Form 10-K
period 2019-12-31
Cronos Group Inc.
filed 2020-03-02
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
Form 10-K
__________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission File No. 001-38403
__________________________
CRONOS GROUP INC.
(Exact name of Registrant as specified in its Charter)
__________________________

Ontario, Canada	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

720 King St. W., Suite 320
Toronto, Ontario	M5V 2T3
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 416-504-0004
____________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Shares, no par value	CRON	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                YES☒ NO ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.                    YES☐ NO ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES☒ NO ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).                YES☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES☐ NO ☒
As of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of the Registrant computed by reference to the closing price of $15.98 per common share on June 28, 2019 was approximately $2,821,519,934.
As of February 27, 2020, there were 348,817,472 common shares of the Registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”). The 2020 Proxy Statement will be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the year ended December 31, 2019.

EXPLANATORY NOTE
This Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”) is not complete because the registrant needs additional time in order to complete its financial statements to be included in the Form 10-K. Accordingly, Part II, Items 6, 7, 7A, 8, 9, 9A and 9B have been omitted from this Form 10-K. In addition, because the Company’s financial statements and related financial information have been omitted from this Form 10-K, certain exhibits (or portions thereof), including (i) Exhibit 23.1, Consent of KPMG LLP, Independent Registered Public Accounting Firm, (ii) portions of Exhibits 31.1 and 31.2, Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, (iii) Exhibits 32.1 and 32.2, Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, and (iv) Exhibit 101, financial statement information in XBRL format, have been omitted from this Form 10-K. The registrant will file a Notification of Late Filing on Form 12b-25 with respect to the omitted portions of the Form 10-K, and intends to file a complete version of the Form 10-K within fifteen calendar days following the prescribed due date once its financial statements and requisite audit and related procedures have been completed. However, no assurance can be given that the registrant will file a complete version of the Form 10-K within this time period.

Unless otherwise noted or the context indicates otherwise, references in this Annual Report on Form 10-K (the “Annual Report”) to the “Company”, “Cronos Group”, “we”, “us” and “our” refer to Cronos Group Inc., its direct and indirect wholly owned subsidiaries and, if applicable, its joint ventures and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; the term “U.S. hemp” has the meaning given to term “hemp” in the U.S. Agricultural Improvement Act of 2018 (the “2018 Farm Bill”), including hemp-derived cannabidiol (“CBD”); and the term “U.S. Schedule I cannabis” means cannabis excluding U.S. hemp.

This report contains references to our trademarks and trade names and to trademarks and trade names belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trademarks or trade names to imply a relationship with, or endorsement or sponsorship of us or our business by, any other companies.

All currency amounts in this Annual Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars; all references to “C$” are to Canadian dollars; all references to “A$” are to Australian dollars and all references to “ILS” are to New Israeli Shekels.

(Exchange rates are shown as C$ per $)	As of December 31,
	2019	2018	2017
Average rate	1.3268	1.2955	1.2969
Spot rate	1.2990	1.3639	1.2571
All summaries of agreements described herein are qualified by the full text of such agreements (certain of which are filed as exhibits hereto).

PART I
Special Note Regarding Forward-Looking Statements
This Annual Report, the documents incorporated into this Annual Report by reference, other reports we file with, or furnish to, the U.S. Securities and Exchange Commission (“SEC”) and other regulatory agencies, and statements by our directors, officers, other employees and other persons authorized to speak on our behalf contain information that may constitute forward-looking information and forward-looking statements within the meaning of applicable securities laws (collectively, “Forward-Looking Statements”), which are based upon our current internal expectations, estimates, projections, assumptions and beliefs. All information that is not clearly historical in nature may constitute Forward-Looking Statements. In some cases, Forward-Looking Statements can be identified by the use of forward-looking terminology, such as “expect”, “likely”, “may”, “will”, “should”, “intend”, “anticipate”, “potential”, “proposed”, “estimate” and other similar words, expressions and phrases, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussion of strategy. Forward-Looking Statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance or other statements that are not statements of historical fact.
Forward-Looking Statements include, but are not limited to, statements with respect to:

•
laws and regulations and any amendments thereto applicable to our business and the impact thereof, including uncertainty regarding the application of United States (“U.S.”) state and federal law to U.S. hemp (including CBD) products and the scope of any regulations by the U.S. Federal Drug Administration (the “FDA”), the U.S. Federal Trade Commission (the “FTC”), the U.S. Patent and Trademark Office (the “PTO”) and any state equivalent regulatory agencies over U.S. hemp (including CBD) products;

•	expectations regarding the regulation of the U.S. hemp industry in the U.S., including the promulgation of regulations for the U.S. hemp industry by the U.S. Department of Agriculture (the “USDA”);

•	the grant, renewal and impact of any license or supplemental license to conduct activities with cannabis or any amendments thereof;

•	our international activities and joint venture interests, including required regulatory approvals and licensing, anticipated costs and timing, and expected impact;

•
the ability to successfully create and launch brands and further create, launch and scale U.S. hemp-derived consumer products, including through the Redwood Acquisition (as defined herein), and cannabis products in jurisdictions where such products are legal and that we currently operate in;

•	the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, including CBD and other cannabinoids;

•	the anticipated benefits and impact of the Altria Investment (as defined herein);

•	the potential exercise of the Altria Warrant (as defined herein), pre-emptive rights and/or top-up rights in connection with the Altria Investment, including proceeds to us that may result therefrom;

•	expectations regarding the use of proceeds of equity financings, including the proceeds from the Altria Investment;

•
the legalization of the use of cannabis for medical or adult-use in jurisdictions outside of Canada, the related timing and impact thereof and our intentions to participate in such markets, if and when such use is legalized;

•
expectations regarding the potential success of, and the costs and benefits associated with, our joint ventures, strategic alliances and equity investments, including the strategic partnership (the “Ginkgo Strategic Partnership”) with Ginkgo Bioworks, Inc. (“Ginkgo”);

•	our ability to execute on our strategy and the anticipated benefits of such strategy;

•
the ongoing impact of the legalization of additional cannabis product types and forms for adult-use in Canada, including federal, provincial, territorial and municipal regulations pertaining thereto, the related timing and impact thereof and our intentions to participate in such markets;

•	the future performance of our business and operations;

•	our competitive advantages and business strategies;

•	the competitive conditions of the industry;

•	the expected growth in the number of customers using our products;

•	our ability or plans to identify, develop, commercialize or expand our technology and research and development (“R&D”) initiatives in cannabinoids, or the success thereof;

•	expectations regarding acquisitions and the anticipated benefits therefrom, including the Redwood Acquisition and the acquisition of certain assets from AFI (as defined herein);

•	expectations regarding revenues, expenses and anticipated cash needs;

•	expectations regarding cash flow, liquidity and sources of funding;

•	expectations regarding capital expenditures;

•	the expansion of our production and manufacturing, the costs and timing associated therewith and the receipt of applicable production and sale licenses;

•	the expected growth in our growing, production and supply chain capacities;

•	expectations regarding the resolution of litigation and other legal proceedings;

•	expectations with respect to future production costs;

•	expectations with respect to future sales and distribution channels;

•	the expected methods to be used to distribute and sell our products;

•	our future product offerings;

•	the anticipated future gross margins of our operations;

•	accounting standards and estimates;

•	expectations regarding our distribution network; and

•	expectations regarding the costs and benefits associated with our contracts and agreements with third parties, including under our third-party supply and manufacturing agreements.
Certain of the Forward-Looking Statements contained herein concerning the industries in which we conduct our business are based on estimates prepared by us using data from publicly available governmental sources, market research, industry analysis and on assumptions based on data and knowledge of these industries, which we believe to be reasonable. However, although generally indicative of relative market positions, market shares and performance characteristics, such data is inherently imprecise. The industries in which we conduct our business involve risks and uncertainties that are subject to change based on various factors, which are described further below.
The Forward-Looking Statements contained herein are based upon certain material assumptions that were applied in drawing a conclusion or making a forecast or projection, including: (i) management’s perceptions of historical trends, current conditions and expected future developments; (ii) our ability to generate cash flow from operations; (iii) general economic, financial market, regulatory and political conditions in which we operate; (iv) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (v) consumer interest in our products; (vi) competition; (vii) anticipated and unanticipated costs; (viii) government regulation of our activities and products including but not limited to the areas of taxation and environmental protection; (ix) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (x) our ability to obtain qualified staff, equipment and services in a timely and cost-efficient manner; (xi) our ability to conduct operations in a safe, efficient and effective manner; (xii) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our recent acquisitions into our existing operations; and (xiii) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.
By their nature, Forward-Looking Statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the Forward-Looking Statements in this Annual Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, the risk that cost savings and any other synergies from the Altria Investment may not be fully realized or may take longer to realize than expected; disruption from the Altria Investment making it more difficult to maintain relationships with customers, employees or suppliers; future levels of revenues; consumer demand for cannabis and U.S. hemp products; our ability to manage disruptions in credit markets or changes to our credit rating; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; the success or timing of completion of ongoing or anticipated capital or maintenance projects; business strategies, growth opportunities and expected investment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the anticipated effects of actions of third parties such as competitors, activist investors or federal (including U.S. federal), state, provincial, territorial or local regulatory authorities, self-regulatory organizations, plaintiffs in litigation or persons threatening litigation; changes in regulatory requirements in relation to our business and products; and the factors discussed under the heading “Risk Factors” in this Annual Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on Forward-Looking Statements.
Forward-Looking Statements are provided for the purposes of assisting the reader in understanding our financial performance, financial position and cash flows as of and for periods ended on certain dates and to present information about management’s current expectations and plans relating to the future, and the reader is cautioned that the Forward-Looking Statements may not be appropriate for any other purpose. While we believe that the assumptions and expectations reflected in the Forward-Looking Statements are reasonable based on information currently available to management, there is no assurance that such assumptions and expectations will prove to have been correct. Forward-Looking Statements are made as of the date they are made and are based on the beliefs, estimates, expectations and opinions of management on that date. We undertake no obligation to update or revise any Forward-Looking Statements, whether as a result of new information, estimates or opinions, future events or results or otherwise or to explain any material difference between subsequent actual events and such Forward-Looking Statements. The Forward-Looking Statements contained in this Annual Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf are expressly qualified in their entirety by these cautionary statements.

ITEM 1. BUSINESS
General
Cronos Group is a corporation incorporated on August 21, 2012 under the Business Corporations Act (Ontario) with principal executive offices at 720 King Street West, Suite 320, Toronto, Ontario M5V 2T3. Our telephone number is +1-416-504-0004, our website is https://thecronosgroup.com/ and the investor relations section of our website is https://ir.thecronosgroup.com/. All references to our website are inactive references, are for informational purposes only and are not intended to incorporate any information from or referenced on our website into this Annual Report.
Our common shares are currently listed on the Toronto Stock Exchange (“TSX”) and on the NASDAQ Global Market (“Nasdaq”) under the trading symbol “CRON.”
Description of the Business
Overview
We are an innovative global cannabinoid company with international production and distribution across five continents. We are committed to building disruptive intellectual property by advancing cannabis research, technology and product development and are seeking to build an iconic brand portfolio. Cronos Group’s brand portfolio includes PEACE NATURALS™, a global wellness platform; two adult-use brands, COVE™ and Spinach™; and two U.S. hemp-derived consumer products brands, Lord Jones™ and PEACE+™.
We report through our two primary business segments: “United States” and “Rest of World.”
Strategy
We seek to create value for shareholders by focusing on four core strategic priorities:

•	growing a portfolio of iconic brands that resonate with consumers;

•	developing a diversified global sales and distribution network;

•	establishing an efficient global supply chain; and

•	creating and monetizing disruptive intellectual property in the industries in which we operate.
United States
Cronos Group operates in the U.S. market for U.S. hemp-derived consumer products through Redwood (as defined herein).
Redwood
On September 5, 2019, we announced the closing of the acquisition (the “Redwood Acquisition”) of four Redwood Holding Group, LLC operating subsidiaries (collectively, “Redwood”). Redwood manufactures, markets and distributes U.S. hemp-derived supplements and cosmetic products through e-commerce, retail and hospitality partner channels in the U.S. under the brand Lord Jones™. Redwood’s products use pure U.S. hemp extract that contains natural phytocannabinoids and terpenes found in the plant. We plan to leverage Redwood’s capabilities to capitalize on the significant demand for U.S. hemp-derived products to further create and scale U.S. hemp-derived consumer products and brands.
No U.S. Schedule I Cannabis-Related Activities
On December 20, 2018, the 2018 Farm Bill was signed into law in the U.S., removing U.S. hemp from the list of Schedule I controlled substances under the U.S. Controlled Substances Act (the “CSA”), and in October 2019 the USDA issued an interim final rule establishing a domestic U.S. hemp production regulatory program. Though a number of states in the U.S. have authorized the cultivation, distribution or possession of U.S. Schedule I cannabis to various degrees and subject to various requirements or conditions, U.S. Schedule I cannabis continues to be categorized in the U.S. as a controlled substance under the CSA. Therefore, the cultivation, distribution and possession of U.S. Schedule I cannabis violates federal law in the U.S. unless a U.S. federal agency, such as the U.S. Drug Enforcement Agency (the “DEA”), grants licenses for a specific use, such as research, with U.S. Schedule I cannabis.
We do not engage in any activities related to U.S. Schedule I cannabis in the U.S. The Ginkgo Strategic Partnership contemplates the performance of licensed R&D activities in the U.S. in order to produce cultured cannabinoids, but such activities are conducted in compliance with all applicable laws regarding controlled substances.
Rest of World
In Canada, Cronos Group operates two wholly owned license holders under the Cannabis Act (Canada) (the “Cannabis Act”) (together, the “License Holders”), Peace Naturals Project Inc. (“Peace Naturals”), which has production facilities near Stayner, Ontario, and Original BC Limited (“OGBC”), which has a production facility in Armstrong, British Columbia. Cronos Group has established four strategic joint ventures in Canada, Israel and Colombia. Cronos Group additionally holds approximately 31% of the issued capital of Cronos Australia Limited (“Cronos Australia”), which is listed on the Australian Securities Exchange under the trading symbol “CAU.” Cronos Group currently exports cannabis products to countries that permit the import of such products, such as Germany and Australia.
Canadian License Holders
The production facilities at Peace Naturals (the “Peace Naturals Campus”) are licensed by Health Canada under the Cannabis Act to engage in, among other things, the cultivation, processing, distribution and sale of dried cannabis flower, cannabis resin, cannabis seeds, cannabis plants, cannabis extracts, cannabis topicals and cannabis edibles, among other prescribed activities. In addition, Peace Naturals also holds a cannabis drug license under the Cannabis Act, pursuant to which Peace Naturals has the right to engage in, among other things, the possession of cannabis and sale of drugs containing cannabis.
OGBC holds licenses under the Cannabis Act from Health Canada to engage in the cultivation, processing, distribution and sale of dried cannabis flower, cannabis seeds, and cannabis plants among other prescribed activities. OGBC currently engages in inter-company bulk transfers of dried cannabis flower to Peace Naturals, where it is processed and packaged for sale and sold under the Company’s various brands.
Joint Ventures/Strategic Investment
We have established four strategic joint ventures in Canada, Israel and Colombia. We also hold approximately 31% of the issued capital of Cronos Australia as a result of the completion of Cronos Australia’s initial public offering in the fourth quarter of 2019, pursuant to which Cronos Australia issued 40 million new shares at an offering price of A$0.50 per share. Prior to November 7, 2019, we held a 50% ownership interest in Cronos Australia. We account for our investment in Cronos Australia under the equity method of accounting.
Our ownership interest in each of our joint ventures is summarized in the table below.

Joint Venture	Jurisdiction	Ownership Interest(i)
Cronos Israel (ii)	Israel	70%/90%
Cronos Growing Company Inc. (“Cronos GrowCo”) (iii)	Canada	50%
NatuEra S.à.r.l. (“NatuEra”) (iv)	Colombia	50%
MedMen Canada Inc. (“MedMen Canada”) (v)	Canada	50%

(i)
We define ownership interest as the proportionate share of net income to which we are entitled; equity interest may differ from ownership interest shown above. We consolidate the financial results of Cronos Israel and account for our other joint ventures under the equity method of accounting.

(ii)
A strategic joint venture with Kibbutz Gan Shmuel (“Gan Shmuel”), an Israeli agricultural collective settlement, for the production, manufacture and global distribution of medical cannabis, consisting of a cultivation company (Cronos Israel G.S. Cultivations Ltd.), a manufacturing company (Cronos Israel G.S. Manufacturing Ltd.), a distribution company (Cronos Israel G.S. Store Ltd.) and a pharmacies company (Cronos Israel G.S. Pharmacies Ltd., collectively, “Cronos Israel”). We hold a 70% equity interest in the cultivation company and a 90% equity interest in each of the manufacturing, distribution and pharmacies companies.

(iii)
A strategic joint venture with a group of investors led by Bert Mucci (the “Greenhouse Partners”), a Canadian large-scale greenhouse operator. Each of Cronos Group and the Greenhouse Partners owns a 50% equity interest in the joint venture, Cronos GrowCo, and has equal representation on its board of directors.

(iv)
A strategic joint venture with an affiliate of Agroidea SAS (“AGI”), a Colombian agricultural services provider. Each of the Company and AGI owns a 50% equity interest in the joint venture, NatuEra. Cronos Group has three manager nominees on the board of managers of NatuEra, while AGI has four manager nominees on the board of managers. NatuEra intends to develop, cultivate, manufacture, and export cannabis-based medical and consumer products for the Latin American and global markets.

(v)
A strategic joint venture with MedMen Enterprises USA, LLC (“MedMen”) for retail in provinces in Canada that permit private retail. Each of the Company and MedMen owns a 50% equity interest in the joint venture, MedMen Canada, and has equal representation on the board of directors of MedMen Canada.

Operations Outside of Canada
Cronos Group anticipates expanding in the geographic markets outside of Canada and the U.S. that we currently participate in and entering new geographic markets. By leveraging operational, manufacturing and regulatory expertise, quality standards and procedures and intellectual property, we believe that we are well-positioned to effectively access international markets. Subject to applicable regulatory approvals, strategic international business opportunities pursued by us could include:

•
production, distribution, sales and marketing outside of the geographic markets that we currently participate in (in jurisdictions which have passed legislation to legalize the production, distribution and possession of cannabis and cannabis products at all relevant levels of government); and

•	the export of cannabis and cannabis products to third parties outside of the geographic markets that we currently participate in that permit the import of such products.
We seek to conduct business only in jurisdictions where we believe it is legal to do so and where such operations remain compliant with our listing obligations with the TSX and Nasdaq. Determining whether a business activity is legal in a jurisdiction may require judgment since laws, rules, regulations and licenses may not be clear and legal interpretation and advice of counsel may vary. If a business activity we engage in any jurisdiction is determined to be illegal, we could be subject to fines, penalties, reputational harm, delisting from securities exchanges and material civil, criminal and regulatory litigation and proceedings or be enjoined from doing business in the applicable jurisdiction. See “Risk Factors - We operate in highly regulated sectors where the regulatory environment is rapidly developing, and we may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business.”
Altria Strategic Investment
In March 2019, Altria Group, Inc. (“Altria”) closed a C$2.4 billion (approximately $1.8 billion) investment in us (the “Altria Investment”). We issued to certain wholly owned subsidiaries of Altria 149,831,154 of our common shares and one warrant (the “Altria Warrant”), which may be exercised in full or in part at any time on or prior to 5:00 p.m. (Toronto time) on March 8, 2023, from time to time, and entitles the holder thereof, upon valid exercise in full, to acquire an aggregate of 73,990,693 of our common shares (subject to adjustment in accordance with the terms and conditions of the warrant certificate representing and evidencing the Altria Warrant (the “Altria Warrant Certificate”)), at an initial exercise price of C$19.00 for approximately $1.0 billion. As of the closing date of the Altria Investment, Altria beneficially held an approximately 45% ownership interest in us (calculated on a non-diluted basis) and, if exercised in full on such date, the exercise of the Altria Warrant would have resulted in Altria holding a total ownership interest in us of approximately 55% (calculated on a non-diluted basis). As a result of Altria’s investment we have additional financial resources. In additional, following its investment, Altria has provided us with commercial capabilities in the fields of product development and commercialization to better position us to compete in the global cannabis industry. See “- Altria Strategic Investment” for more information on the Altria Investment and related agreements.
Brand Portfolio
We are committed to building a portfolio of iconic brands that responsibly elevate the consumer experience.
In the U.S., we market and distribute solely U.S. hemp-derived supplements and cosmetics products through e-commerce, retail and hospitality channels under the brand Lord Jones™.
In Canada, we sell a variety of cannabis and cannabis products, including dried cannabis, pre-rolls and cannabis extracts (in the form of tinctures and vaporizers) through wholesale and direct-to-client channels under our wellness platform, PEACE NATURALS™, and under our two adult-use brands, COVE™ and Spinach™. In addition, PEACE NATURALS™ dried cannabis and cannabis oils are currently exported for sale to Germany and Australia, respectively.

Brand Positioning	Wellness	Premium Adult-Use, Terpene-Rich	Mainstream Adult-Use	Luxury Adult Consumer Goods	Mass Market
Product Offering	Dried Cannabis, Cannabis Tinctures	Dried Cannabis, Cannabis Tinctures, Pre-Rolls, Vaporizers	Dried Cannabis, Pre-Rolls, Vaporizers	U.S. hemp-derived Supplements, Cosmetics	In Development (not yet offered for sale)
Geographic Availability	Canada, Germany and Australia	Canada	Canada	U.S.	Anticipated U.S.
Wellness Brands
We currently distribute products under PEACE NATURALS™ for the Canadian and non-U.S. international medical cannabis markets. PEACE NATURALS™ is a global wellness platform committed to producing high-quality cannabis and cannabis products. PEACE NATURALS™ is focused on building and shaping the global cannabis wellness market and promoting a holistic approach to wellness. The brand’s goal is to improve the lives of others, one patient at a time.
Adult-Use Brands
We have launched two brands for the Canadian adult-use market:
COVE™ is a premium positioned brand focused on creating crafted experiences. The brand seeks to utilize an uncompromising approach to quality by leveraging terpene-rich strains that are grown in small-batch runs. COVE’s™ indoor, strain-specific grow rooms allow for one-on-one plant care while seeking to maintain the highest quality standards throughout the entire process. The goal of this premium brand is to Make Each Experience a Discovery™.
Spinach™ is positioned as a mainstream adult-use brand with High Expectations™, which is geared towards a wide range of consumers who are looking for entertaining, fun ways to enhance activities. A lighthearted and playful brand, Spinach™ is focused on offering Farm-To-Bowl™ products that bring friends together and make experiences more enjoyable.
Adult Consumer Product Brands
The Company operates Lord Jones™ for the adult consumer goods market in the U.S. Lord Jones™ is a luxury beauty and lifestyle brand focusing on high-quality U.S. hemp-derived personal care products. Lord Jones™ U.S. hemp-derived supplements and cosmetics products are distributed online and to over 900 premium stores and retail channels, including Sephora, Neiman Marcus and SoulCycle. Lord Jones™ is a preeminent U.S. hemp-derived CBD brand in the U.S.
The Company launched PEACE+™, a new U.S. hemp-derived CBD brand in the U.S. PEACE+™ U.S. hemp-derived CBD products are currently under development and are not yet offered for sale. PEACE+™ is about more than making a better, high-quality U.S. hemp-derived CBD product; it stems from the belief that well-being can lead to a better world, full of positivity and possibility. It is a belief that extends beyond the products and into everything the brand seeks to do and stand for. The brand intends to distribute its products through the convenience store retail channel in the future.
Global Sales and Distribution - Principal Markets
Cronos Group seeks to develop a diversified global sales and distribution network by leveraging established partners for their scale, salesforce and market expertise. We are also building a distribution footprint in Canada through the direct-to-patient medical market and the adult-use market, as well as a distribution footprint for U.S. hemp-derived consumer products in the U.S. through e-commerce, retail and hospitality channels. We do not exhibit any material seasonality over our fiscal year.
United States Market and Distribution
Through Redwood, the Company manufactures, markets and distributes U.S. hemp-derived supplements and cosmetics products through e-commerce, retail and hospitality partner channels in the U.S. under the brand Lord Jones™. Redwood’s products use pure U.S. hemp extract that contains natural phytocannabinoids and terpenes found in the plant. We plan to use our resources to capitalize on the demand to further create and scale U.S. hemp-derived consumer products and brands. We do not engage in any commercial activities related to the cultivation, distribution or possession of U.S. Schedule I cannabis in the U.S.

The Company has also launched its PEACE+™ brand for U.S. hemp-derived CBD products in the U.S. PEACE+™ U.S. hemp-derived CBD products are currently under development and are not yet offered for sale. The Company intends to access the U.S. convenience store retail channel in the future.
Rest of World
Canadian Market and Distribution
Direct-to-Patient. We currently sell dried cannabis and cannabis extracts direct to patients through our wellness platform, PEACE NATURALS™. These patients are typically sourced through physician and clinic referrals or word-of-mouth recommendations from existing patients.
Adult-Use. In October 2018, Canada became the first G7 country and the second country in the world to legalize cannabis sales for adult-use at a federal level. We currently sell dried flower, pre-rolls and cannabis extracts (in the form of tinctures and vaporizers) through our adult-use brands, COVE™ and Spinach™, to cannabis control authorities in various provinces, including Ontario, Québec, British Columbia, Alberta, Manitoba, Nova Scotia, New Brunswick and Prince Edward Island, as well as to private-sector retailers in Saskatchewan, subject to the relevant province’s product or other restrictions and requirements. As of December 31, 2019, these nine provinces together represent approximately 98% of the Canadian population. As the Company’s supply chain grows, and as a result of the effectiveness of Further Regulations (as defined herein), which permitted the sale of cannabis extracts, edibles and topicals in December 2019, the Company intends to increase penetration within existing markets in Canada. The rate of the Company’s expansion of distribution remains subject to factors that are beyond the Company’s control, including evolving regulations, the development of sufficient supply chain and manufacturing infrastructure and development of distribution and retail channels across Canada.
Markets and Distribution Outside of Canada
Europe. We have distributed and anticipate continuing to distribute PEACE NATURALS™ branded cannabis products in Germany through an exclusive distribution relationship with G. Pohl-Boskamp GmbH & Co. KG (“Pohl-Boskamp”), an international pharmaceutical manufacturer and distributor with a distribution network of pharmacies. See “- Regulatory Framework in Germany for Imports.” We have also entered into a strategic distribution partnership with Delfarma Sp. Zo.o (“Delfarma”), a pharmaceutical wholesaler in Poland. We and Delfarma are currently in the process of obtaining the necessary regulatory approvals to sell cannabis products in Poland. See “ - Regulatory Framework in Poland for Imports.”
Israel. We intend to distribute to the Israeli medical cannabis market through the operations of Cronos Israel, once Cronos Israel is fully licensed and operational. See “- Licenses and Regulatory Framework in Israel.”
Latin America. We intend to distribute cannabis and cannabis products to the Latin American and other cannabis markets through the operations of NatuEra, once NatuEra is fully licensed and operational. See “- Licenses and Regulatory Framework in Colombia.”
Australia and Asia-Pacific. Cronos Australia has received an import license from the Australian Office of Drug Control (the “ODC”), together with all necessary permits, to import PEACE NATURALS™ branded products for sale in the Australian medical market under the terms of the relevant permits. In the fourth quarter of 2019, Cronos Group completed its first export of PEACE NATURALS™ branded cannabis products to Cronos Australia. Cronos Australia facilitates distribution of the Company’s products in Australia, New Zealand and South East Asia, bolstering the Company’s distribution network in the Australia and Asia-Pacific region. See “- Licenses and Regulatory Framework in Australia.”
We continue to seek new international distribution channels in jurisdictions that have legalized the production, distribution and possession of cannabis and cannabis products at all relevant levels of government.
Global Supply Chain
Cronos Group is focused on establishing an efficient global supply chain by seeking to develop industry-leading methodologies and best practices at the Peace Naturals Campus and leveraging this expertise to create beneficial production partnerships. We plan to continue to develop a global supply chain, which will employ a combination of wholly owned production facilities, third-party suppliers and global production partnerships, all of which will support the manufacturing of cannabinoid-based consumer goods.
United States Supply Chain
In the ordinary course of our business, we enter into contract manufacturing agreements with suppliers of our cosmetic products. We supply these third-party manufacturers with U.S. hemp extract, fragrances and packaging that we source from other third-party suppliers. The contract manufacturers supply any other necessary ingredients to execute our proprietary formulas and fill and package our products. Our contract manufacturing and supply agreements generally do not require us to purchase minimum quantities of materials or products.
In producing our supplement products, we source our ingredients from our suppliers on an ongoing as-needed basis. We have not entered into any contracts that obligate us to purchase a minimum quantity or exclusively from any food service distributor. Our supplements are manufactured at our facilities in Los Angeles, California according to Good Manufacturing Practices (“GMP”).

We are obligated to purchase our supply of U.S. hemp extract from one supplier unless that supplier cannot provide the agreed-upon quantities in relation to certain brands in the U.S.
Rest of World
Canadian Supply Chain
Production Facilities at License Holders. The Peace Naturals Campus is licensed for cannabis production and the manufacturing of certain cannabis products. The production processes at the Peace Naturals Campus are GMP-certified under relevant European Economic Area GMP directives by the national competent authority of Germany. The Peace Naturals Campus is engaged in cultivation, processing, finishing, packaging and shipping activities, as well as tissue culture and micro propagation, providing a year-round supply of cannabis. The Peace Naturals Campus also engages in R&D to pilot various production technologies, with any tests yielding favorable operational improvements evaluated for dissemination to the Company’s other partnership facilities. In addition, the Peace Naturals Campus engages in R&D on cannabinoid formulations, delivery systems and product development.
OGBC primarily engages in cultivation and processing operations. OGBC currently engages in inter-company bulk transfers of dried cannabis flower to Peace Naturals, where it is processed and packaged for sale and sold under the Company’s brands.
Cronos GrowCo. Cronos GrowCo completed construction of the structure of its greenhouse in Kingsville, Ontario in 2019. Full completion of construction of the facility, including all fixtures within the greenhouse and all post-harvest activity areas, is expected to be completed in 2020. The Company expects the facility to become operational in phases in the second half of 2020. Completion of construction and commencement of operations at Cronos GrowCo will be subject to obtaining the appropriate licenses and other customary approvals under applicable law.
Third-Party Supply and Manufacturing Agreements. In the ordinary course of our business, we enter into spot market purchase agreements and supply agreements with suppliers of dried cannabis and other cannabis products. Our supply agreements for the most part, other than the agreement with MediPharm Labs Corp. (“MediPharm”) for cannabis resin described below, generally do not obligate us to purchase minimum quantities of products and generally contain provisions permitting cancellation of orders or termination on notice. We also enter into contract manufacturing agreements with other license holders, pursuant to which such license holders provide cannabis extract and services related to the filling and packaging of vaporizer devices for the Canadian cannabis adult-use and wellness markets.
In May 2019, the Company entered into a take-or-pay supply agreement with MediPharm for cannabis resin. MediPharm will supply the Company with approximately C$30.0 million of cannabis resin over 18 months from the date of the agreement, and, subject to certain renewal and purchase options, potentially up to C$60.0 million over 24 months from the date of the agreement.
Supply Chain Outside of Canada
Cronos Israel. The initial phase of construction of Cronos Israel involves the construction of a greenhouse and a manufacturing facility that will be utilized for analytics, formulation and R&D. The construction of the greenhouse was completed in the first half of 2019, and construction of a manufacturing facility was completed in the third quarter of 2019. Commencement of operations in Israel is subject to receiving the appropriate final cannabis cultivation and production licenses from the Israeli Ministry of Health and the cultivation and manufacturing facilities are expected to become operational in phases during 2020.
NatuEra. NatuEra plans to develop its initial cultivation and manufacturing operations with a purpose-built, GMP-standard facility located in Cundinamarca, Colombia. Construction of the GMP-standard facility has commenced, and construction is anticipated to be completed in 2020, subject to obtaining the relevant permits and other customary approvals. See “- NatuEra Licenses” for further information on the licensing status of NatuEra.
Major Customers
For the year ended December 31, 2019, we had three major customers, Ontario Cannabis Store (the cannabis control authority and sole wholesaler and distributor of cannabis in Ontario), Radient Technologies Inc. and MediPharm, sales to each of which are expected to equal or exceed 10% of the Company’s consolidated 2019 net revenues. The Company’s arrangement with MediPharm is described above. We mitigate credit risk through verification of the customers’ liquidity prior to the authorization of material transactions.
Government Contracts
In Canada, we sell cannabis and cannabis products to cannabis control authorities in various provinces, including, Ontario, Québec, British Columbia, Alberta, Manitoba, Nova Scotia, New Brunswick and Prince Edward Island, where each such cannabis control authority is the sole wholesale distributor and in certain provinces, the sole retailer, of cannabis and cannabis products in the relevant province. We sell these products to the various cannabis control authorities under supply agreements that are subject to terms that allow for renegotiation of sale prices and termination at the election of the applicable cannabis control authority. In particular, the cannabis control authorities have in the past and may in the future choose to stop purchasing our products, may change the prices at which they purchase our products, may return our products to us and, in certain circumstances, may cancel purchase orders at any time including after products have been shipped. For the year ended December 31, 2019 we had approximately $8.5 million in sales to cannabis control authorities.

Research and Development Activities and Intellectual Property
Cronos Device Labs
In April 2019, Cronos Group established Cronos Device Labs Ltd. (“Cronos Device Labs”), our Israel-based global research and development center for innovation. The state-of-the-art facility is equipped with advanced vaporizer technology and analytical testing infrastructure and is home to an experienced team of product development talent. The Cronos Device Labs team, with over 80 years of combined experience in vaporizer development, is comprised of product designers, mechanical, electrical and software engineers, and analytical and formulation scientists. This global R&D center is expected to significantly enhance Cronos Group’s innovation capabilities and accelerate development of next-generation vaporizer products specifically tailored to cannabinoid use.
Ginkgo
In September 2018, we announced an R&D partnership with Ginkgo, pursuant to the collaboration and license agreement dated September 1, 2018 between Ginkgo and the Company (the “Ginkgo Collaboration Agreement”), that could ultimately enable us to produce certain cultured cannabinoids at commercial scale at a fraction of the cost compared to traditional cultivation practices. These cultured cannabinoid molecules are identical to those produced by plants grown using traditional cultivation but are created by leveraging the power of biological manufacturing via fermentation. In addition to tetrahydrocannabinol (“THC”) and CBD, these cultured cannabinoids include rare cannabinoids that are economically impractical or nearly impossible to produce at high purity and scale through traditional cultivation.
If the Ginkgo Strategic Partnership is ultimately successful, Cronos Group expects to be able to produce large volumes of these cultured cannabinoids from custom yeast strains by leveraging existing fermentation infrastructure (i.e., breweries or pharmaceutical contract manufacturing operations) without incurring significant capital expenditures to build new cultivation and extraction facilities.
The Ginkgo Strategic Partnership contemplates the performance of licensed R&D activities in the U.S. in order to produce cultured cannabinoids, but such activities are to be conducted in compliance with all applicable laws regarding controlled substances. We intend to produce and distribute the target cannabinoids globally, where legally permissible, and have received confirmation from Health Canada that this method of production is permitted under the Cannabis Act.
Cronos Fermentation
In July 2019, we closed the acquisition (the “Cronos Fermentation Acquisition”) of certain assets from Apotex Fermentation Inc. (“AFI”), including a GMP-compliant fermentation and manufacturing facility in Winnipeg, Manitoba. The state-of-the-art facility, which will operate as “Cronos Fermentation,” includes fully equipped laboratories covering microbiology, organic and analytical chemistry, quality control and method development as well as two large-scale microbial fermentation production areas with a combined production capacity of 102,000 liters, three downstream processing plants, and bulk product and packaging capabilities. The acquisition is expected to provide the fermentation and manufacturing capabilities we need in order to capitalize on the progress underway with Ginkgo, by enabling us to produce the target cannabinoids contemplated under the Ginkgo Collaboration Agreement at commercial scale with high quality and high purity. To support this work, a team of engineers, scientists, production and quality assurance personnel previously employed by AFI joined us as employees in November 2019.
We have begun to work on developing scale-up and downstream processes at Cronos Fermentation, while in parallel Ginkgo develops microorganisms for producing cultured compounds. As we develop the processes and parameters, these learnings will be used for the strains that will be used for commercial production of cultured cannabinoids. Commercial production at the facility is subject to completion of the equipment alignment for cannabinoid-based production, the receipt of the appropriate licenses from Health Canada for the production of cultured cannabinoids under the Cannabis Act and the achievement of the relevant milestones under the Ginkgo Strategic Partnership.
Ginkgo has filed certain patent applications pertaining to biosynthesis of cannabinoids to protect the intellectual property developed as part of the research progressing under the Ginkgo Strategic Partnership. Under the partnership, Cronos Group is the exclusive licensee of the intellectual property covered by the patent applications for the target cannabinoids.
Technion Skin Health Research Partnership
In October 2018, we announced we had entered into a sponsored research agreement (the “Technion Research Agreement”) with the Technion Research and Development Foundation of the Technion - Israel Institute of Technology (“Technion”) to explore the use of cannabinoids and their role in regulating skin health and skin disorders. The preclinical studies will be conducted by Technion over a three-year period and will focus on three skin conditions: acne, psoriasis and skin repair.
Research is led by Technion faculty members Dr. David “Dedi” Meiri and Dr. Yaron Fuchs, two of the world’s leading researchers in cannabis and skin stem cell research, respectively. Dr. Meiri heads the Laboratory of Cannabis and Cancer Research with vast experience in cannabis and endocannabinoid research. Dr. Fuchs heads the Laboratory of Stem Cell Biology and Regenerative Medicine with years of experience in the biology of the skin and its pathologies. Development and implementation of the research is being conducted at Technion’s Laboratory of Cancer Biology and Cannabis Research and the Lorry I. Lokey Interdisciplinary Center of Life Sciences and Engineering in Haifa, Israel.

Competitive Conditions
Competitive Conditions in the United States
We face competition in all aspects of our business in the U.S. hemp market. The 2018 Farm Bill created a proliferation of U.S. hemp companies and brands. In addition to numerous small companies and brands, we compete with larger, national companies that may have larger distribution capabilities with more developed and efficient supply chain operations. The principal factors on which we compete with other U.S. hemp brands are the quality and variety of products, the speed with which such products are brought to market, brand recognition and intellectual property. We do not engage in any U.S. Schedule I cannabis activities. However, market participants that currently engage in such activities in violation of U.S. federal law in light of state level legalization and the current uncertainty around federal enforcement in relation to such activities may further entrench their market positions, increase their operations, sales and distribution networks and make it more difficult for us to enter the market if and when U.S. Schedule I cannabis becomes legal under U.S. federal law. We believe the Company’s strong capitalization resulting from the Altria Investment, along with the Lord Jones™ existing brand equity, recognition and differentiation in the U.S. hemp luxury retail channel, will enable us to provide better quality consumer products, grow our U.S. hemp business and strengthen our market position in the U.S. However, rapidly evolving and developing federal and state regulatory frameworks affect all areas of our business and could result in our inability to compete successfully against our current and future competitors. See “ -U.S. Hemp Regulatory Framework” for further information on regulatory framework on U.S. hemp.
Rest of World
Competitive Conditions in Canada
We face competition in all aspects of our business in the Canadian medical and adult-use markets. As the demand for cannabis increases as a result of the legalization of adult-use cannabis in Canada under the Cannabis Act, we believe that new competitors will continue to enter the market.
The principal factors on which we compete with other Canadian license holders are the quality and variety of cannabis products, the speed with which such products are brought to market, brand recognition and intellectual property. We believe the Company’s strong capitalization resulting from the Altria Investment will enable us to provide better quality consumer products, grow our Canadian business and strengthen our market position in Canada. However, a rapidly evolving and stringent federal regulatory framework affects all areas of our business. For example, the Cannabis Act places strict limits on the promotion, packaging and labeling of cannabis products, which may make it difficult for us to differentiate our products from products of our competitors, thereby impacting our ability to create brand recognition and related goodwill.
We also face competition from illegal dispensaries and the illegal market that are unlicensed and unregulated, and that are selling cannabis and cannabis products, including products with higher concentrations of active ingredients, using flavors or other additives or engaging in advertising and promotional activities that we may not engage in. As these illegal market participants do not comply with the regulations governing the cannabis industry, their operations may also have significantly lower costs. Any inability or unwillingness of the Canadian federal or provincial law enforcement authorities to enforce existing laws prohibiting the unlicensed cultivation and sale of cannabis and cannabis-based products could result in the perpetuation of the illegal market for cannabis.
Competitive Conditions in Europe and Israel
We face competition when entering new markets in Europe. The quality and variety of products, the speed with which products are brought to market, brand recognition, physician familiarity and intellectual property are the main factors that affect product competition. We believe we are positioned to enter certain markets in Europe and Israel in a meaningful way while continuing to operate and penetrate the markets we currently serve, such as in Israel and Germany, due to our strong capitalization resulting from the Altria Investment, extensive experience and expertise in the nascent cannabis industry in Canada, which can be leveraged when entering new markets or growing existing operations, and strong partnerships with local pharmaceutical distributors. We believe these factors will enable us to develop greater market penetration, provide a greater variety of quality consumer products and enter into new markets and strengthen our existing market position in Europe and Israel. However, a patchwork of regulatory frameworks and federal regulations in these various regions also affect our ability to compete in emerging markets as evolving regulations and federal frameworks have the potential to affect all areas of our business.
Altria Strategic Investment
Altria Investment and Investor Rights Agreement
Pursuant to the subscription agreement dated December 7, 2018 (the “Subscription Agreement”), on March 8, 2019, in exchange for approximately C$2.4 billion (approximately $1.8 billion), we issued to certain wholly owned subsidiaries of Altria, 149,831,154 of our common shares and the Altria Warrant, which may be exercised in full or in part at any time on or prior to 5:00 p.m. (Toronto time) on March 8, 2023, from time to time, and entitles the holder thereof, upon valid exercise in full, to acquire an aggregate of 73,990,693 of our common shares (subject to adjustment in accordance with the terms and conditions of the Altria Warrant Certificate) at an initial exercise price of C$19.00 for approximately $1.0 billion. As of the closing date of the Altria Investment, Altria beneficially held an approximately 45% ownership interest in us (calculated on a non-diluted basis) and, if exercised in full on such date, the exercise of the Altria Warrant would have resulted in Altria holding a total ownership interest in us of approximately 55% (calculated on a non-diluted basis). Since the closing of the Altria Investment, Altria has exercised its top-up rights, as discussed further under “-Pre-Emptive Rights and Top-Up Rights” below, each time that top-up rights have been available for exercise, other than in connection with its top-up rights for the fiscal quarter ended December 31, 2019. As of December 31, 2019, Altria beneficially held 156,573,537 of our common shares and has not exercised the Altria Warrant. If fully exercised, the Altria Warrant would provide us with approximately C$1.5 billion ($1.1 billion) of additional proceeds.
Investor Rights Agreement
On March 8, 2019, in connection with the closing of the Altria Investment, we entered into the investor rights agreement (the “Investor Rights Agreement”) with Altria pursuant to which Altria received certain governance rights which are summarized below.
Board Representation
The Investor Rights Agreement provides that, for so long as Altria and certain of its affiliates (the “Altria Group”) continue to beneficially own at least 40% of our issued and outstanding common shares and the size of our board of directors (the “Board”) is seven directors, we agree to nominate for election as directors to the Board four individuals designated by Altria (the “Altria Nominees”). In addition, for so long as the Altria Group continues to beneficially own greater than 10% but less than 40% of our issued and outstanding common shares, Altria shall be entitled to nominate a number of Altria Nominees that represents its proportionate share of the number of directors comprising the Board (rounded up to the next whole number) based on the percentage of our issued and outstanding common shares beneficially owned by the Altria Group at the relevant time. At least one Altria Nominee must be independent as long as Atria has the right to designate at least three Altria Nominees and the Altria Group’s beneficial ownership of our issued and outstanding common shares does not exceed 50%.
The Investor Rights Agreement also provides that, subject to certain exceptions, for so long as Altria is entitled to designate one or more Altria Nominees, we agree to appoint to each committee established by the Board such number of Altria Nominees that represents Altria’s proportionate share of the number of directors comprising the applicable Board committee (rounded up to the next whole number) based on the percentage of our issued and outstanding common shares beneficially owned by the Altria Group at the relevant time.
Approval Rights
The Investor Rights Agreement also grants Altria, until the Altria Group beneficially owns less than 10% of our issued and outstanding common shares, approval rights over certain transactions that may be taken by us. We have agreed that we will not (and will use our commercially reasonable efforts to cause our affiliates not to), without the prior written consent of Altria:

•	consolidate or merge into or with another person or enter into any similar business combination;

•
acquire any shares or similar equity interests, instruments convertible into or exchangeable for shares or similar equity interests, assets, business or operations with an aggregate value of more than C$100,000,000, in a single transaction or a series of related transactions;

•
subject to certain exceptions, adopt any plan or proposal for a complete or partial liquidation, dissolution or winding up of the Company or any of our significant subsidiaries, or any reorganization or recapitalization of the Company or any of our significant subsidiaries, or commence any claim seeking relief under any applicable laws relating to bankruptcy, insolvency, conservatorship or relief of debtors;

•
sell, transfer, cause to be transferred, exclusively license, lease, pledge or otherwise dispose of any of our or any of our significant subsidiaries’ assets, business or operations in the aggregate with a value of more than C$60,000,000;

•	except as required by applicable law, make any changes to our policy with respect to the declaration and payment of any dividends on our common shares;

•
subject to certain exceptions, enter into any contract or other agreement, arrangement, or understanding with respect to, or consummate, any transaction or series of related transactions between us or any of our subsidiaries, on the one hand, and any related parties, on the other hand, involving consideration or any other transfer of value required to be disclosed pursuant to Item 404 of Regulation S-K promulgated pursuant to the United States Securities Act of 1933, as amended (the “Securities Act”);

•
enter into any contract or other agreement, arrangement or understanding with respect to, or consummate, any transaction or series of related transactions between us or any of our subsidiaries, on the one hand, and certain specified persons; or

•
engage in the production, cultivation, advertisement, marketing, promotion, sale or distribution of cannabis or any Related Products and Services (as defined herein) in any jurisdiction, including the U.S., where such activity is prohibited by applicable law as of the date of the Investor Rights Agreement (subject to certain limitations).

Exclusivity Covenant
Pursuant to the terms of the Investor Rights Agreement, until the earlier of:
(i)    the six-month anniversary of the date that the Altria Group beneficially owns less than 10% of our issued and outstanding common shares; and
(ii)    the six-month anniversary of the termination of the Investor Rights Agreement,
Altria has agreed to make us its exclusive partner for pursuing cannabis opportunities throughout the world (subject to certain limited exceptions).
In particular, Altria has agreed not to, directly or indirectly, and shall cause the other members of the Altria Group not to, directly or indirectly:

•
develop, produce, manufacture, cultivate, advertise, market, promote, sell or distribute any cannabis or products derived from or intended to be used in connection with cannabis or services intended to relate to cannabis (such products and services, collectively, “Related Products and Services”) anywhere in the world, other than (A) pursuant to any Commercial Arrangement (as defined under “- Commercial Arrangements” below), or (B) pursuant to a contract approved by an independent committee of our Board (or, at any time when Altria Nominees do not represent a majority of the Board, if fully disclosed to and approved by a majority of the independent members of the Board), entered into by and among or by and between, us and/or one or more of our subsidiaries, on the one hand, and any one or more members of the Altria Group, on the other hand (such other contract, an “Approved Company Agreement”);

•
acquire or make any investment in or otherwise beneficially own any interests in, or lend any money or provide any guarantee to, any person that develops, produces, manufactures, cultivates, advertises, markets, promotes, sells and/or distributes cannabis or any Related Products and Services, other than (A) pursuant to any Commercial Arrangement, on the terms and subject to the conditions of the Investor Rights Agreement, Subscription Agreement and the Altria Warrant Certificate, or (B) to us and/or any of our subsidiaries, so long as any such acquisition or investment is pursuant to an Approved Company Agreement;

•
use or allow the use of any of their respective trade names, trademarks, trade secrets or other intellectual property rights in connection with any person that develops, produces, manufactures, cultivates, advertises, markets, promotes, sells and/or distributes cannabis or any Related Products and Services, other than (A) pursuant to any Commercial Arrangement, or on the terms and subject to the conditions of the Investor Rights Agreement, Subscription Agreement, the Altria Warrant Certificate and the Commercial Arrangement, or (B) to us and/or any of our subsidiaries, so long as any such use of trade names, trademarks, trade secrets or other intellectual property rights with us and/or any of our subsidiaries is pursuant to an Approved Company Agreement; or

•	contract with or arrange for any third-party (other than us or any of our subsidiaries) to do any of the foregoing.
Pre-Emptive Rights and Top-Up Rights
Pursuant to the terms of the Investor Rights Agreement, Altria, provided the Altria Group continues to beneficially own at least 20% of our issued and outstanding common shares, will have a right to purchase, directly or indirectly by another member of the Altria Group, upon the occurrence of certain issuances of common shares by us (including issuances of common shares to Ginkgo under the Ginkgo Collaboration Agreement (each, a “Ginkgo Issuance”)) (each, a “Triggering Event”) and subject to obtaining the necessary approvals, up to such number of our common shares issuable in connection with the Triggering Event which will, when added to our common shares beneficially owned by the Altria Group immediately prior to the Triggering Event, result in the Altria Group beneficially owning the same percentage of our issued and outstanding common shares that the Altria Group beneficially owned immediately prior to the Triggering Event (in each case, calculated on a non-diluted basis). The price per common share to be paid by Altria pursuant to the exercise of these pre-emptive rights will be, subject to certain limited exceptions, the same price per common share at which the common shares are sold in the relevant Triggering Event; provided that if the consideration paid in connection with any such issuance is non-cash, the price per common share that would have been received had such common shares been issued for cash consideration will be determined by an independent committee (acting reasonably and in good faith); provided further that the price per common share to be paid by Altria pursuant to the exercise of its pre-emptive rights in connection with a Ginkgo Issuance will be C$16.25 per common share.
In addition to (and without duplication of) the aforementioned pre-emptive rights, the Investor Rights Agreement provides Altria with top-up rights, exercisable on a quarterly basis, whereby, subject to obtaining the necessary approvals and for so long as the Altria Group beneficially owns at least 20% of our issued and outstanding common shares, Altria shall have the right to subscribe for such number of common shares in connection with any Top-Up Securities (as defined below) that we may, from time to time, issue after the date of the Investor Rights Agreement, as will, when added to the common shares beneficially owned by the Altria Group prior to such issuance, result in the Altria Group beneficially owning the same percentage of our issued and outstanding common shares that the Altria Group beneficially owned immediately prior to such issuance. “Top-Up Securities” means any of our common shares issued:

•
on the exercise, conversion or exchange of our convertible securities issued prior to the date of the Investor Rights Agreement or on the exercise, conversion or exchange of our convertible securities issued after the date of the Investor Rights Agreement in compliance with the terms of the Investor Rights Agreement, in each case, excluding any of our convertible securities owned by any member of the Altria Group;

•	pursuant to any share incentive plan of the Company;

•
on the exercise of any right granted by us pro rata to all shareholders to purchase additional common shares and/or other securities of the Company (other than a right issued in a rights offering in which Altria had the right to participate);

•	in connection with bona fide bank debt, equipment financing or non-equity interim financing transactions with our lenders, in each case, with an equity component; or

•
in connection with bona fide acquisitions (including acquisitions of assets or rights under a license or otherwise), mergers or similar business combination transactions or joint ventures undertaken and completed by us, in each case, other than (A) common shares issued pursuant to Altria’s pre-emptive right and (B) common shares issued pursuant to the Ginkgo Collaboration Agreement.
The price per common share to be paid by Altria pursuant to the exercise of its top-up rights will be, subject to certain limited exceptions, the volume-weighted average price of our common shares on the TSX for the 10 full days preceding such exercise by Altria; provided that the price per common share to be paid by Altria pursuant to the exercise of its top-up rights in connection with the issuance of common shares pursuant to the exercise of options or warrants that were outstanding on the date of closing of the Altria Investment will be C$16.25 per common share without any setoff, counterclaim, deduction or withholding.
Standstill Covenant
For a period commencing on the date of the Investor Rights Agreement and ending on the earlier of (i) the date on which the Altria Warrant has been exercised in full by Altria, and (ii) the expiry or termination of the Altria Warrant, the Investor Rights Agreement provides that, without the prior approval of an independent committee of the Board, no member of the Altria Group shall, directly or indirectly, acquire our common shares (other than upon settlement of any of our common shares issued, sold and delivered pursuant to the proper exercise of rights contemplated by the Altria Warrant Certificate or the exercise of pre-emptive rights or top-up rights): (A) on the TSX, the Nasdaq or any other stock exchange, marketplace or trading market on which our common shares are then listed; (B) through private agreement transactions with existing holders of our common shares; or (C) in any other manner or take any action which would require any public announcement with respect to any of the foregoing; provided that nothing shall prohibit any member of the Altria Group from making a take-over bid or commencing a tender offer, in each case, to acquire not less than all of our issued and outstanding common shares (other than any such common shares beneficially owned by any member of the Altria Group and its affiliates) in accordance with applicable law.
Registration Rights
The Investor Rights Agreement provides Altria with the right, subject to certain limitations and to the extent permitted by applicable law, to require us to use reasonable commercial efforts to file a prospectus under applicable securities laws and/or a registration statement, qualifying our common shares held by Altria for distribution in Canada and/or the U.S. In addition, the Investor Rights Agreement provides Altria with the right to require us to include our common shares held by Altria in any proposed distribution of common shares in Canada and/or the U.S. by us for our own account.
Commercial Arrangements
In connection with the Altria Investment, we and Altria have entered into certain commercial arrangements (the “Commercial Arrangements”), pursuant to which Altria provides us with consulting services on matters which may include R&D, marketing, advertising and brand management, government relations and regulatory affairs, finance, tax planning, logistics and other corporate administrative matters. The services under the Commercial Arrangements are provided on customary terms and for a services fee payable by us that is equal to Altria’s reasonably allocated costs plus 5%.
Protection of Intangible Assets
The ownership and protection of our intellectual property rights is a significant aspect of our future success. Currently, we rely on trademarks, patents, trade secrets, technical know-how and proprietary information. We protect our intellectual property by seeking and obtaining registered protection where possible, developing and implementing standard operating procedures to protect inventions, germplasm, trade secrets, technical know-how and proprietary information and entering into agreements with parties that have access to our inventions, germplasm, trade secrets, technical know-how and proprietary information, such as our partners, collaborators, employees and consultants, to protect confidentiality and ownership. We also seek to preserve the integrity and confidentiality of our inventions, germplasm, trade secrets, trademarks, technical know-how and proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems.

In addition, we have sought trademark protection in many jurisdictions, including Canada, Australia, the U.S., China, Israel and Europe. Our ability to obtain registered trademark protection for cannabis-related goods and services, in particular for cannabis itself, may be limited in certain countries outside of Canada. For example, in the U.S., registered federal trademark protection is only available for goods and services that can be lawfully used in interstate commerce; the PTO is not currently approving any trademark applications for U.S. Schedule I cannabis, or certain goods containing U.S. hemp-derived CBD (such as dietary supplements and food) until the FDA provides clearer guidance on the regulation of such products. In Europe, trademarks cannot be obtained for products that are “contrary to public policy or accepted principles of morality.” Accordingly, our ability to obtain intellectual property rights and enforce intellectual property rights against third-party uses of similar trademarks may be limited in certain jurisdictions.
Employees
As of December 31, 2019, Cronos Group employed 631 employees and two full-time contractors.
Minority Investments
Prior to the acquisition of OGBC in November of 2014, we exclusively invested in companies either licensed, or actively seeking a license, to produce legal cannabis. As of the date of this Annual Report, we have divested our previously held minority interests in most investees with active licenses under the Cannabis Act in Canada.
Regulatory Framework in the U.S.
U.S. Hemp Regulatory Framework
After the closing of the Redwood Acquisition, we derive a portion of our revenues from the manufacture, marketing and distribution of U.S. hemp-derived supplement and cosmetic consumer products, through e-commerce, retail and hospitality channels in certain states in the U.S. All U.S. hemp-derived products produced and sold by us constitute “hemp” (i) under the 2018 Farm Bill or (ii) the applicable state-law equivalent in all states in which we produce and sell such U.S. hemp-derived products. The 2018 Farm Bill was enacted in the U.S. on December 20, 2018. Prior to this enactment, cannabis was scheduled as a controlled substance (marijuana) under the CSA with limited exemptions based on the portion of the cannabis plant. The 2018 Farm Bill, among other things, removed U.S. hemp (which is defined in the 2018 Farm Bill as “the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis”) and its derivatives, extracts and cannabinoids, including CBD, derived from hemp, from the definition of “marijuana” in the CSA, thereby removing U.S. hemp and its derivatives as controlled substances. The 2018 Farm Bill also amended the Agricultural Marketing Act of 1946 to allow for production and sale of U.S. hemp and its derivatives in the U.S.
The 2018 Farm Bill tasks the USDA with promulgating regulations in relation to the cultivation and production of U.S. hemp. The 2018 Farm Bill also directs the USDA to promulgate federal regulations that would apply to the production of U.S. hemp in every state which does not put forth a state U.S. hemp plan for approval by the USDA. There is uncertainty concerning the timing and manner of implementation of the 2018 Farm Bill.
In October 2019, the USDA issued an interim final rule establishing a domestic U.S. hemp production regulatory program and has released guidelines for sampling and testing procedures. Under the interim final rule, state departments of agriculture may submit plans for monitoring and regulating the domestic production of U.S. hemp to the USDA for approval. The interim final rule also establishes a federal licensing plan for regulating U.S. hemp producers in states that do not have their own USDA-approved plans. In absence of a state plan, U.S. hemp producers will be subject to regulation directly by the USDA unless the state prohibits U.S. hemp production. Additionally, the interim final rule includes requirements for maintaining information on the land where U.S. hemp is produced, testing U.S. hemp for THC levels, disposing of plants with more than 0.3 percent THC on a dry-weight basis and licensing for U.S. hemp producers. The USDA regulations are in effect to accommodate the 2020 planting season. The USDA has committed to draft and publish a final set of rules within two years; however, the timing and content of the USDA’s regulations cannot be assured. On February 27, 2020, the USDA announced the delay of enforcement of certain requirements under its interim final rule. Under the new guidance, the USDA will delay enforcement of the requirement for labs to be registered by the DEA and the requirement that producers use a DEA-registered reverse distributor or law enforcement to dispose of non-compliant plants under certain circumstances. Enforcement will be delayed starting this crop year and until October 31, 2021, or the final rule is published, whichever comes first.
States may adopt regulatory schemes that impose different levels of regulation and costs on the production of U.S. hemp. Moreover, the 2018 Farm Bill provides that its provisions do not pre-empt or limit state laws that regulate the production of U.S. hemp. Accordingly, some states may choose to restrict or prohibit some or all U.S. hemp production or sales within the state and variances in states’ laws and regulations on U.S. hemp are likely to persist.
Further, each state has discretion to develop and implement its own laws and regulations governing the manufacturing, marketing, labeling and sale of U.S. hemp products, which is anticipated to create a patchwork of different regulatory schemes applicable to such products.
Under the 2018 Farm Bill, the FDA has retained authority over the Federal Food, Drug, and Cosmetic Act-regulated products (e.g., drugs, food, dietary supplements and cosmetics) containing U.S. hemp and U.S. hemp-derived ingredients, including CBD. Moreover, states have retained regulatory authority through their own analogues to the Federal Food, Drug and Cosmetic Act, and the states may diverge from the federal treatment of the use of U.S. hemp as, or in, food, dietary supplements or cosmetic products.
The FDA has consistently taken the position that CBD, whether derived from U.S. hemp or U.S. Schedule I cannabis, is prohibited from use as an ingredient in food and dietary supplements. This stems from its interpretation of the exclusionary clauses in the Federal Food Drug & Cosmetic Act because CBD has been approved as a prescription drug and is the subject of substantial clinical investigations as a drug, which have been made public. The exclusionary clauses under the Federal Food Drug & Cosmetic Act provide that a substance that has been approved and/or has been subject to substantial clinical investigations as a drug may not be used in a food or dietary supplement, unless the substance was first marketed in a food or dietary supplement prior to the initiation of substantial clinical investigations of the substance as a drug.
The FDA has not issued regulations that elaborate on the exclusionary clauses and the FDA has not taken any enforcement action in the courts asserting a violation of the exclusionary clauses. To date, the FDA has issued a number of warning letters to companies unlawfully marketing CBD products. In many of these cases, the manufacturer made unsubstantiated claims about the product being able to treat medical conditions (e.g., cancer, Alzheimer’s disease, opioid withdrawal and anxiety) and had not obtained drug approvals. Others were issued to companies marketing CBD products as dietary supplements despite those products which contain CBD not meeting the definition of a dietary supplement, adding CBD to human and animal foods and marketing CBD products for infants and children and other vulnerable populations. Some of these letters were co-signed with the FTC and cited the companies for making claims about the efficacy of CBD which were not substantiated by competent and reliable scientific evidence. Recently, the FDA has issued warning letters against dietary supplement manufacturers for manufacturing CBD supplements in licensed facilities in addition to various other violations. Importantly, these recent warning letters did not object to the CBD dietary supplements on the basis of any claims made - instead, the FDA cited the manufacturer on the basis that CBD was not a permissible dietary supplement ingredient.
In November 2019, the FDA published a revised “Consumer Update” on CBD. The update noted that, as at the time of the Consumer Update, the FDA has approved only one CBD product, a prescription drug product to treat two rare, severe forms of epilepsy. The update also stated that it is illegal to market CBD by adding it to a food or labeling it as a dietary supplement, that the FDA has seen only limited data about CBD safety and these data point to real risks that need to be considered before taking CBD for any reason and that some CBD products are being marketed with unproven medical claims and are of unknown quality. Lastly, the FDA stated that it continues to evaluate the regulatory frameworks that apply to certain cannabis-derived products that are intended for non-drug uses, including whether and/or how they might consider updating their regulations, as well as whether potential legislation might be appropriate.
The FDA has stated that it recognizes the potential opportunities and significant interest in drug and other consumer products containing CBD, is committed to evaluating the agency’s regulatory policies related to CBD and has established a dedicated internal working group to explore potential pathways for various types of CBD products to be lawfully marketed. The FDA held a public hearing in May 2019 to obtain scientific data and information about the safety, manufacturing, product quality, marketing, labeling and sale of products containing cannabis or cannabis-derived compounds. The rules and regulations and enforcement in this area continue to evolve and develop.
For more information regarding certain risks facing our business in connection with the U.S. hemp regulatory framework in the U.S., see the section below entitled “Risk Factors - Risks Relating to Regulation and Compliance - Risks Related to U.S. Regulations and Compliance.”
Regulatory Framework in Canada
Licenses and Regulatory Framework
On October 17, 2018, the Cannabis Act and the Cannabis Regulations (the “Cannabis Regulations”) came into force. The Cannabis Regulations establish six classes of licenses: (i) cultivation; (ii) processing; (iii) sale for medical purposes; (iv) analytical testing; (v) research; and (vi) cannabis drug. The Cannabis Regulations also create subclasses for cultivation licenses (standard cultivation, micro-cultivation and nursery) and processing licenses (standard processing and micro-processing). Different licenses and each sub-class therein carry differing rules and requirements that are intended to be proportional to the public health and safety risks posed by each category and sub-class. The Cannabis Act includes transitional provisions applicable to licenses granted under legislation previously in force prior to the Cannabis Act. Due to the repeal of the Access to Cannabis for Medical Purposes Regulations and the amendment of the Controlled Drug and Substances Act and Narcotic Control Regulations, the Cannabis Act provides that certain licenses issued under that legislation are deemed to be licenses under the Cannabis Act. Peace Naturals and OGBC have successfully transitioned their licenses through Health Canada’s Cannabis Tracking and Licensing System to various licenses under the Cannabis Act.
Federal Regime
The Cannabis Act provides a licensing and permitting scheme for, among other things, the cultivation, processing, testing, packaging, labeling, distribution, sale, possession and disposal of adult-use cannabis, implemented by regulations promulgated under the Cannabis Act. The Cannabis Act and Cannabis Regulations include, among other things, strict specifications for the plain packaging and labeling and analytical testing of all cannabis products as well as stringent physical and personnel security requirements for all federally licensed cultivation, processing and sales sites.
On October 17, 2019, the Regulations Amending the Cannabis Regulations (the “Further Regulations”) came into effect. The Further Regulations amend the Cannabis Act and Cannabis Regulations to, among other things, permit the production and sale of cannabis extracts (including concentrates), cannabis topicals and cannabis edibles, in addition to dried cannabis, cannabis oil, fresh cannabis, cannabis plants and cannabis seeds for parties holding the appropriate licenses. The new product forms authorized under the Further Regulations started to become available in December 2019. The Cannabis Regulations set out certain requirements for the sale of cannabis products, including limiting the THC content and serving size of certain product forms.
Health Canada permits license holders to export cannabis and cannabis products. Export permits issued by Health Canada are specific to each shipment and may only be obtained for medical or scientific purposes. To apply for a permit to export cannabis, a license holder must submit significant information to the minister including information about the substance to be exported (including description, intended use, quantity) and the importer. As part of the application, applicants are also required to provide a copy of the import permit issued by a competent authority in the jurisdiction of final destination and to make a declaration to the minister that the shipment does not contravene the laws of the jurisdiction of the final destination or any country of transit or transshipment.
Provincial and Territorial Developments
While the Cannabis Act provides for the regulation by the Canadian federal government of, among other things, the commercial cultivation and processing of cannabis and the sale of medical cannabis, the various provinces and territories of Canada regulate certain aspects of adult-use cannabis, such as distribution, sale, minimum age requirements, places where cannabis can be consumed, and a range of other matters.
The governments of each Canadian province and territory have implemented their regulatory regimes for the distribution and sale of cannabis for adult-use purposes which continue to evolve over time. Most provinces and territories have announced a minimum age for possession and consumption of 19 years old, except for Québec and Alberta, where the minimum age is 21 and 18, respectively. There is no guarantee that the provincial and territorial frameworks supporting the legalization of cannabis for adult-use in Canada will continue on the terms outlined below or at all or will not be amended or supplemented by additional legislation. In addition, provinces and territories may impose restrictions on sales and distribution which are more stringent than those at the federal level. For example, in November 2019, the Société Québécoise du Cannabis (the “SQDC”), the exclusive distributor of cannabis in the province and the sole retail and online vendor in Québec, announced that it would not initially allow cannabis vaporizers to be sold through its channels. The SQDC has also placed significant restrictions on the types of edibles that may be sold through its channels, prohibiting edibles that are sweet, confectionary, dessert, chocolate or any other product attractive to persons under 21 years of age. In January 2020, the Prince Edward Island Cannabis Management Corporation and the province of Newfoundland and Labrador announced that they would not initially allow cannabis vaporizers to be sold through their channels.
Licenses and Regulatory Framework in Israel
In Israel, cannabis is a controlled substance as defined in the Israeli Dangerous Drugs Ordinance New Version, 5733 - 1973, and its use is prohibited unless applicable licenses have been obtained. Licenses to cultivate, possess and use cannabis for medical research in Israel are granted by the Israel Medical Cannabis Agency within the Israeli Ministry of Health (the “Yakar”). Patients also must obtain licenses either directly from physicians who have been authorized to grant patient licenses or from the Yakar following a request from the patient’s physician in order to purchase and consume medical cannabis. For purposes of this section “Licenses and Regulatory Framework in Israel”, the term “cannabis” has the meaning given to such term under applicable law.
In 2017, the Yakar promulgated regulations with respect to cannabis (the “New Regulations”). The New Regulations provide that licenses from the Yakar are required for certain activities related to the cannabis plant (including the cultivation, manufacture, distribution, possession, transport, or research). Once license applicants have completed construction of their production facilities and meet certain applicable agricultural and security requirements, the Yakar may grant final approval to commence and conduct cannabis operations in Israel. In August 2019, the Yakar ordered (the “August 2019 Order”) that all cannabis growers and manufacturers (including those that held a license prior to the promulgation of the New Regulations) must meet the New Regulations by no later than September 1, 2019 and December 31, 2019, respectively. Following such dates, the distribution, prescription or provision of cannabis products that do not comply with the New Regulations will be prohibited subject to certain extensions for certain patients.
In January 2019, the Israeli government approved, in principle, the export from Israel of medical cannabis products that meet applicable quality standards under the strict supervision of the Israeli authorities. Only products that can be directly marketed to patients (including smoking products, oils, and vaporizer products) may be exported, and only to those countries that have signed the United Nations Single Convention on Narcotic Drugs and that have explicitly approved the import of cannabis. The export of plant substances, including seeds and tissue cultures, is not permitted. Exports of medical cannabis will be subject to the approval of additional procedures and regulations by the Yakar and other related authorities, which are not yet in place.

Cronos Israel Licenses
During the third quarter of 2019, the Yakar granted Cronos Israel: (1) a Good Security Practices certification; (2) a Good Agricultural Practices (“GAP”) phase I (infrastructure) certification, followed by a permit to grow limited quantities (three small cycles of cultivation and propagation); and (3) a GMP infrastructure permit to start product validation batches. During December 2019, Cronos Israel successfully passed full GAP audits for propagation and cultivation, as well as GMP and Good Distribution Practices inspections for the manufacturing and distribution facilities. Commencement of operations at the Cronos Israel facility will be subject to obtaining the remaining necessary authorizations under applicable law.
Licenses and Regulatory Framework in Colombia
In 2016, Colombia’s Congress adopted Law 1787, which created a regulatory framework for access to cannabis and its derivatives for medical and scientific use within the Colombian territory. Law 1787 regulates the activities of cultivation, processing, manufacturing, acquisition, import, export, transport and commercialization of cannabis and its derivatives. The Colombian government issued Decree 613 of 2017 (“Decree 613”), defining four types of licenses covering permissible activities related thereto and quota requirements related to the production of psychoactive cannabis plants and derivatives. Decree 613 also delegated the regulation, oversight and enforcement of such license and quota requirements to several governmental bodies including the Ministry of Health and Social Protection (the “Colombia Ministry of Health”), the Ministry of Justice and Law (the “Colombia Ministry of Justice”), and the National Narcotics Fund. For purposes of this section “Licenses and Regulatory Framework in Colombia”, the term “cannabis,” “psychoactive” and “non-psychoactive” have the meanings given to such terms under applicable law.
Under Resolution 2892 of 2017, the Colombia Ministry of Health established the technical regulations for granting and maintaining licenses for the production of cannabis derivatives. Likewise, under Resolution 577 of 2017, the Colombia Ministry of Justice established the technical regulations for licenses for (i) the use of seeds for planting, (ii) cultivation of psychoactive cannabis, and (iii) cultivation of non-psychoactive cannabis. In addition, the Colombian Agricultural Institute (“ICA”) regulates the registration, protection and use of cannabis seeds, the National Narcotics Fund regulates the disposal, import and export of controlled substances, and the National Institute for Medicines and Food Overseeing oversees the production of food, dietary supplements and medicines for human consumption.
In September 2019, a bill was introduced by an opposition coalition in Colombia’s Congress proposing a regulatory framework to regulate the consumption, production, distribution, commercialization and retail sale of adult-use cannabis within Colombia. As of the date of this Annual Report, the bill has not yet been voted on.
NatuEra Licenses
The Colombian Ministry of Justice has granted a wholly owned subsidiary of NatuEra (i) a license to cultivate non-psychoactive cannabis, (ii) a license to cultivate psychoactive cannabis, and (iii) a quota to cultivate psychoactive cannabis mother plants, while the Colombian Ministry of Health has granted it a license to manufacture cannabis derivative products for domestic use and export, as well as to conduct R&D. In addition, the Colombian Agricultural Institute has registered such wholly owned subsidiary of NatuEra as a certified psychoactive and non-psychoactive seed producer and the National Narcotics Fund has registered it as a manufacturer of cannabis derivatives products for national use and export. Commencement of operations at the facility in Cundinamarca is subject to completion of the construction of NatuEra’s cultivation and extraction facilities and complying with regulatory requirements under applicable law.
Licenses and Regulatory Framework in Australia
Access to medical cannabis in Australia is highly regulated at both the federal and state/territory levels. The principal federal governmental agencies responsible for regulation are the Therapeutic Goods Administration (the “TGA”) and the Office of Drug Control (the “ODC”). For purposes of this section “Licenses and Regulatory Framework in Australia”, the term “cannabis” has the meaning given to such term under applicable law.
Australian patients can access medical cannabis products through the Authorized Prescriber (“AP”) Scheme, Special Access Scheme (“SAS”) and clinical trials, all of which are regulated by the TGA.
The ODC issues three types of licenses relating to the supply of medical cannabis products: (i) medical cannabis license authorizing cultivation or production or both; (ii) cannabis research license authorizing similar process for research purposes; and (iii) manufacturing license authorizing the manufacture of a drug or product. All applicants for licenses are subject to regulations including satisfying the “fit and proper person” test, which involves consideration of the applicant’s criminal history, financial viability, business history and capacity to comply with licensing requirements. Before any activity under a license can commence, the licensee is required to obtain a permit, which will set out the types and amount of cannabis that can be grown and/or produced and the types and quantities of medical cannabis products that can be manufactured under the license.
Imports of medical cannabis products from Canada to Australia requires approval in both countries. In Australia, the ODC issues import licenses to an applicant capable of receiving and storing narcotics and issues import permits that authorize the import of specific shipments of cannabis or cannabis-derived medication into Australia. Imports may be either as a “per patient import” (i.e., importation for a particular patient following a SAS or AP request) or a “sponsored importation of medical cannabis products” (i.e., importation before a SAS or AP request).
Cronos Australia Licenses
Cronos Australia holds a number of licenses that are significant to the operation of its business.  At a federal level, the Office of Drug Control (the “ODC”) has issued Cronos Australia manufacturing, cultivation, research and import/export licenses. The import license held by Cronos Australia, together with applicable import permits (applied for and issued by the ODC on a case-by-case basis), authorize the import of finished PEACE NATURALS™ branded products.  At a state level, the Department of Health and Human Services Victoria has issued to Cronos Australia a Schedule 4 and Schedule 8 Wholesale License.  These licenses allow for the sale of medical cannabis products (including PEACE NATURALS™ branded products) in Victoria.
Regulatory Framework in Germany for Imports
Both the use and import of cannabis and cannabis products (including flowers, extracts and oil) for medical purposes are permitted in Germany under the Federal Narcotics Act (Betäubungsmittelgesetz, “BtMG”) under certain conditions. Germany also has a licensing system that permits and regulates the domestic cultivation of medical cannabis. Such domestic medical cannabis can only be sold to the Cannabis Agency, which acts as a state monopoly for the sale of medical cannabis cultivated in Germany. Cannabis in finished and packaged form can only be placed on the market as finished drug product if licensed under a valid marketing authorization. For purposes of this section “Regulatory Framework in Germany for Imports”, the term “cannabis” has the meaning given to such term under applicable law.
To import medical cannabis into Germany, the cannabis must be cultivated in a country that complies with the 1961 Single Convention on Narcotic Drugs, meaning that the country must regulate and control the cultivation of cannabis and the cannabis must be cultivated for medical purposes. The importer must hold a narcotic drugs license issued by the Federal Institute for Drugs and Medical Devices (the “BfArM”) and must also apply to the BfArM for authorization for each specific import shipment. Other activities, including the distribution and supply of medical cannabis, also require a narcotic drugs license from the BfArM (subject to limited exceptions). Once imported, medical cannabis can be supplied to patients by pharmacists pursuant to an individual narcotics-specific prescription issued by a physician.
Regulatory Framework in Poland for Imports
The import of medical cannabis (covering non-fibrous cannabis herbs, extracts, pharmaceutical tinctures and resin constituting pharmaceutical raw materials for the preparation of magistral medical products) is permitted in Poland under the Act on prevention of drug abuse (Ustawa o przeciwdzia³aniu narkomaniu, “NarkU”). For purposes of this section “Regulatory Framework in Poland for Imports”, the term “cannabis” has the meaning given to such term under applicable law.
In order to import and market medical cannabis in Poland, the following administrative approvals are required: (i) a national Marketing Authorization (MA) issued by the President of the Office for Registration of Medical Products, Medical Devices and Biocides (Urz¹d Rejestracji Produktów Leczniczych, Wyrobów Medycznych i Produktów Biobójczych); (ii) an import or manufacturing license issued by the Chief Pharmaceutical Inspector (G³ówny Inspektor Farmaceutyczny, “GIF”); and (iii) a permit for each shipment to Poland issued by the GIF to an entity authorized to import and distribute intoxicants and psychoactive substances, together with a permit for export of each shipment issued by relevant authorities of a country of export. Import licenses for an individual medical product/pharmaceutical raw material are typically issued within 90 days of application for an indefinite period of time on condition that the entity applying for the license fulfils the requirements of GMP and employs a qualified person for the duration of all importation activities. The granting of the import license results in entry to the Register of Manufacturers and Importers of Medical Products kept by the GIF.
Once imported, medical cannabis can be supplied to patients by pharmacists pursuant to an individual prescription issued by a physician. Medical products based on cannabis are classified as “Rpw” - dispensed on individual physician’s prescription containing narcotic agents. This special category allows for stricter control of the trade of medical products containing all narcotic agents and psychotropic substances, including cannabis.
Available Information
We are subject to the informational requirements of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, in accordance with the Exchange Act, we also file reports with and furnish other information to the SEC. The public may obtain any document that we file with or furnish to the SEC from the SEC’s Electronic Document Gathering, Analysis, and Retrieval system (“EDGAR”), which can be accessed at www.sec.gov, or via the System for Electronic Document Analysis and Retrieval (“SEDAR”), which can be accessed at www.sedar.com, as well as from commercial document retrieval services.
Copies of this Annual Report may be obtained on request without charge from our Corporate Secretary, corporate.secretary@thecronosgroup.com, telephone: +1-416-504-0004. We also provide access without charge to all of our SEC filings, including copies of this Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after filing or furnishing, on our website located at https://thecronosgroup.com.

From time to time, we use our website as an additional means of disclosing public information to investors, the media and others interested in the Company. It is possible that certain information we post on our website could be deemed to be material information, and we encourage investors, the media and others interested in the Company to review the business and financial information we or our officers post on our website. The information on our website is not incorporated by reference into this Form 10-K.

ITEM 1A. RISK FACTORS
An investment in us involves a number of risks. In addition to the other information contained in this Annual Report and in other filings we make, investors should give careful consideration to the following risk factors. Any of the matters highlighted in these risk factors could adversely affect our business, results of operations and financial condition, causing an investor to lose all, or part of, its, his or her investment. The risks and uncertainties described below are those we currently believe to be material, but they are not the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows and consequently the price of our securities could be materially and adversely affected.
Risks Relating to Regulation and Compliance
We operate in highly regulated sectors where the regulatory environment is rapidly developing and we may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business.
Our business and activities are heavily regulated in all jurisdictions where we carry on business. Our operations are subject to various laws, regulations and guidelines by governmental authorities (including, in Canada, Health Canada and analogous provincial and local regulatory agencies and, in the U.S., the FDA, DEA and FTC and analogous state agencies) relating to the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of cannabis and U.S. hemp, and also including laws, regulations and guidelines relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment (including relating to emissions and discharges to water, air and land, the handling and disposal of hazardous and non-hazardous materials and wastes). Our operations may also be affected in varying degrees by government regulations with respect to, but not limited to, price controls, export controls, controls on currency remittance, increased income taxes, restrictions on foreign investment and government policies rewarding contracts to local competitors or requiring domestic producers or vendors to purchase supplies from a particular jurisdiction. Laws, regulations and guidelines, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services.
Achievement of our business objectives is contingent, in part, upon compliance with regulatory requirements enacted by these governmental authorities and obtaining all necessary regulatory approvals for the production, storage, transportation, sale, import and export, as applicable, of our products. The cannabis and U.S. hemp industries are still new industries and, in Canada, in particular the Cannabis Act, is a new regime that has no close precedent in Canadian law. Similarly, outside of the U.S. and Canada, the regulatory environments in jurisdictions legalizing the import, cultivation, production and sale of cannabis and cannabis products are new and are still being developed without close precedent in such jurisdictions. The effect of relevant governmental authorities’ administration, application and enforcement of their respective regulatory regimes and delays in obtaining, or failure to obtain, applicable regulatory approvals which may be required may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business, financial condition and results of operations.
The regulatory environment for our products is rapidly developing, and the need to build and maintain robust systems to comply with different and changing regulations in multiple jurisdictions increases the possibility that we may violate one or more applicable requirements. While we endeavor to comply with all relevant laws, regulations and guidelines, any failure to comply with the regulatory requirements applicable to our operations could subject us to negative consequences, including, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, asset seizures, revocation or imposition of additional conditions on licenses to operate our business, the denial of regulatory applications (including, in the U.S., by other regulatory regimes that rely on the positions of the DEA and FDA in the application of their respective regimes), the suspension or expulsion from a particular market or jurisdiction or of our key personnel, or the imposition of additional or more stringent inspection, testing and reporting requirements, any of which could materially adversely affect our business and financial results. In the U.S., failure to comply with FDA requirements (and analogous state agencies) may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. The outcome of any regulatory or agency proceedings, investigations, audits, and other contingencies could harm our reputation, require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our financial condition. There can be no assurance that any pending or future regulatory or agency proceedings, investigations and audits will not result in substantial costs or a diversion of management’s attention and resources, negatively impact our future growth plans and opportunities or have a material adverse impact on our business, financial condition and results of operations.
If the Company’s U.S. hemp business activities are found to be in violation of any of U.S. federal, state or local laws or any other governmental regulations, in addition to the items described above:

•
the Company may be subject to “Warning Letters,” fines, penalties, administrative sanctions, settlements, injunctions, product recalls and/or other enforcement actions arising from civil, administrative or other proceedings initiated that could adversely affect the Company’s business, financial condition, operating results, liquidity, cash flow and operational performance;

•
the profits or revenues derived therefrom could be subject to money laundering statutes, including the Money Laundering Control Act, which could result in significant disruption to our U.S. hemp business operations and involve significant costs, expenses or other penalties; and

•
the Company’s suppliers, service providers and distributors may elect, at any time, to breach or otherwise cease to participate in supply, service or distribution agreements, or other relationships, on which the Company’s operations rely.

As it relates to U.S. Schedule I cannabis, in the U.S., despite U.S. Schedule I cannabis possession and use having been legalized at the state level for medical use in many states and for adult-use in a number of states, U.S. Schedule I cannabis continues to be categorized as a Schedule I controlled substance under the CSA and subject to the Controlled Substances Import and Export Act (“CSIEA”). Although we do not engage in any activities related to U.S. Schedule I cannabis in the U.S., violations of any U.S. federal laws and regulations, including the CSA and the CSIEA, whether intentional or inadvertent, could result in civil, criminal and/or administrative enforcement actions, which could result in fines, penalties, and other sanctions, including but not limited to, cessation of business activities. Additionally, U.S. border officials could deny entry into the U.S. to those employed at or investing in legal and licensed non-U.S. cannabis companies and such persons could face detention, denial of entry or lifetime bans from the U.S. for their business associations with cannabis businesses.
We and our joint ventures and strategic investments are reliant on required licenses, authorizations, approvals and permits for our ability to grow, process, store and sell cannabis which are subject to ongoing compliance, reporting and renewal requirements and we may also be required to obtain additional licenses, authorizations, approvals and permits in connection with our business.
Our ability to grow, process, store and sell cannabis in Canada is dependent on our licenses from Health Canada, and in particular the licenses currently held by Peace Naturals and OGBC. Failure to comply with the requirements of the licenses or failure to maintain the licenses would have a material adverse impact on our business, financial condition and results of operations. Although Peace Naturals and OGBC believe they will meet the requirements of the Cannabis Act for extension of their respective licenses, there can be no guarantee that Health Canada will extend or renew the licenses or, if they are extended or renewed, that they will be extended or renewed on the same or similar terms or that Health Canada will not revoke the licenses. Should we fail to comply with requirements of the licenses, should Health Canada not extend or renew the licenses, should we renew the licenses on different terms (including not allowing for anticipated capacity increases) or should the licenses be revoked, our business, financial condition and results of the operations will be materially adversely affected.
Our ability to grow, process, store and sell cannabis in Israel is dependent on being granted cannabis cultivation and production licenses and our ability to export products from Cronos Israel is also dependent on obtaining the relevant export permits. Our ability to grow, process, store and sell cannabis at our Cronos GrowCo cannabis facility in Kingsville, Ontario depends on being granted the appropriate licenses from Health Canada. Our ability to grow, process, store and sell cannabis in Colombia is dependent on being granted the appropriate licenses from the Ministry of Health and Social Security and our ability to export products from NatuEra is dependent on our ability to obtain the relevant export permits. However, there is no assurance that we or our joint ventures will be able to obtain such permits or licenses on commercially reasonable terms, if at all.
In addition, Ginkgo’s ability to conduct certain R&D activities in the U.S. under the Ginkgo Collaboration Agreement is conditional on Ginkgo continuing to maintain all necessary licenses, permits and approvals required for Ginkgo to perform such R&D activities. There are no assurances that Ginkgo will be able to maintain required licenses, permits and approvals and, to the extent such licenses, permits and approvals are not maintained, we may not realize the expected benefits of the Ginkgo Strategic Partnership.
We may also be required to obtain and maintain certain permits, licenses and approvals in the jurisdictions where we source, process, or sell products derived from U.S. hemp. We may be unable to obtain or maintain any necessary licenses, permits or approvals. Additional government licenses are currently, and in the future, may be, required in connection with our operations, in addition to other unknown permits and approvals which may be required, including with respect to our other Rest of World operations. To the extent such permits, and approvals are required and not obtained, we may be prevented from operating and/or expanding our business, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in the laws, regulations and guidelines governing cannabis and U.S. hemp may adversely impact our business.
Our current operations are subject to various laws, regulations and guidelines by governmental authorities (including, in Canada, Health Canada and, in the U.S., the FDA, DEA, FTC and PTO) relating to the marketing, acquisition, manufacture, packaging/labeling, management, transportation, storage, sale and disposal of cannabis or U.S. hemp but also including laws and regulations relating to health and safety, the conduct of operations and the protection of the environment. Additionally, our growth strategy continues to evolve as regulations governing the cannabis industry in the jurisdictions other than Canada and the U.S. in which we operate become more fully developed. Interpretation of these laws, rules and regulations and their application to our operations is ongoing. No assurance can be given that new laws, regulations and guidelines will not be enacted or that existing laws, regulations and guidelines will not be amended, repealed or interpreted or applied in a manner which could require extensive changes to our operations, increase compliance costs, give rise to material liabilities or a revocation of our licenses and other permits, restrict the growth opportunities that we currently anticipate or otherwise limit or curtail our operations. Amendments to current laws, regulations and guidelines governing the production, sale and use of cannabis and cannabis-based products, more stringent implementation or enforcement thereof or other unanticipated events, including changes in political regimes or political instability, currency controls, fluctuations in currency exchange rates and rates of inflation, labor unrest, changes in taxation laws, regulations and policies, restrictions on foreign exchange and repatriation, changing political conditions and governmental regulations relating to foreign investment and the cannabis business more generally, and changes in attitudes toward cannabis, are beyond our control and could require extensive changes to our operations, which in turn may result in a material adverse effect on our business, financial condition and results of operations.
While the production of cannabis in Canada is under the regulatory oversight of the federal government, the distribution of adult-use cannabis in Canada is the responsibility of the provincial and territorial governments. The impact of the legislation regulating adult-use cannabis passed in the provinces and territories, on the cannabis industry and our business plans and operations is uncertain. Provinces and territories have announced certain restrictions that are more stringent than the federal rules or regulations such as bans on cannabis edibles, raising minimum age of purchase and flavor restrictions. For example, Quebec, Newfoundland and Labrador and Prince Edward Island do not currently permit sales of cannabis vaporizers. In addition, the distribution and retail channels and applicable rules and regulations in the provinces continue to evolve and our ability to distribute and retail cannabis and cannabis products in Canada is dependent on the ability of the provinces and territories of Canada to establish licensed retail networks and outlets. There is no guarantee that the applicable legislation regulating the distribution and sale of cannabis for adult-use purposes will create or allow for the growth opportunities we currently anticipate.
Furthermore, additional countries continue to pass laws that allow for the production and distribution of cannabis in some form or another. We have some subsidiaries and strategic alliances in place outside of the U.S. and Canada, which may be affected if more countries legalize cannabis. Increased international competition and limitations placed on us by Canadian regulations might lower the demand for our products on a global scale. We also face competition in each jurisdiction outside of the U.S. and Canada where we have subsidiaries and strategic alliances with local companies that have more experience, more in-depth knowledge of local markets or applicable laws, regulations and guidelines or longer operating histories in such jurisdictions.
We are subject to certain restrictions of the TSX and Nasdaq which may constrain our ability to expand our business internationally.
Our common shares are listed on the TSX and Nasdaq. We must comply with the TSX and Nasdaq requirements or guidelines when conducting business.
On October 16, 2017, the TSX provided clarity regarding the application of Section 306 (Minimum Listing Requirements), Section 325 (Management) and Part VII (Halting of Trading, Suspension and Delisting of Securities) of the TSX Company Manual (collectively, the “Requirements”) to TSX-listed issuers with business activities in the cannabis sector. In TSX Staff Notice 2017- 0009, the TSX notes that issuers with ongoing business activities that violate U.S. federal law regarding U.S. Schedule I cannabis are not in compliance with the Requirements. The TSX reminded issuers that, among other things, should the TSX find that a listed issuer is engaging in activities contrary to the Requirements, the TSX has the discretion to initiate a delisting review. Although we do not conduct any operations in the U.S. with respect to U.S. Schedule I cannabis, failure to comply with the Requirements could have a material adverse effect on our business, financial condition and results of operations.
While Nasdaq has not issued official rules specific to the cannabis or U.S. hemp industry, stock exchanges in the U.S., including Nasdaq, have historically refused to list certain U.S. Schedule I cannabis related businesses, including U.S. Schedule I cannabis retailers, that operate primarily in the U.S. Failure to comply with any requirements imposed by Nasdaq could result in the delisting of our common shares from Nasdaq or denial of any application to have additional securities listed on Nasdaq which could have a material adverse effect on the trading price of our common shares.

We are constrained by law in our ability to market and advertise our products.
Our marketing and advertising are subject to regulation by various regulatory bodies in the jurisdictions we operate. In Canada, the development of our business and related results of operations may be hindered by applicable regulatory restrictions on sales and marketing activities. For example, the regulatory environment in Canada limits our ability to compete for market share in a manner similar to other industries. If we are unable to effectively market our products and compete for market share in Canada, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products, our sales and results of operations could be adversely affected. See “Business –Regulatory Framework in Canada.”
In the U.S., our advertising is subject to regulation by the FTC under the Federal Trade Commission Act as well as the FDA under the Federal Food, Drug, and Cosmetic Act, including as amended by the Dietary Supplement Health and Education Act of 1994, and by state agencies under analogous and similar state and local laws. In recent years, the FTC, the FDA and state agencies have initiated numerous investigations of food and dietary supplement products both because of their CBD content and based on allegedly deceptive or misleading marketing claims and have, on occasion, issued “Warning Letters” due to such claims. Some U.S. states also permit content, advertising and labeling laws to be enforced by state attorneys general, who may seek civil and criminal penalties, relief for consumers, class action certifications, class wide damages and recalls of products sold by us. There has also been a recent increase in private litigation that seeks, among other things, relief for consumers, class action certifications, class wide damages and recalls of products. We could become a target of such private class action litigation. Any actions against us by governmental authorities or private litigants could have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.
Risks Related to U.S. Regulation and Compliance
We are subject to uncertainty regarding the legal and regulatory status of U.S. hemp, including with respect to U.S. federal and state implementation of the 2018 Farm Bill and related laws, including the Federal Food, Drug, and Cosmetic Act, and the interpretation or application of, or changes to, such laws and regulations may have material and adverse effects on our business, financial condition, operating results, liquidity, cash flow and operational performance.
In 2014, U.S. Congress passed the 2014 Farm Bill, which permitted the domestic cultivation of “industrial hemp” (defined as the plant Cannabis sativa L. and any part of such plant, whether growing or not, with no more than 0.3% THC on a dry weight basis) as part of agricultural pilot programs adopted by individual states for the purposes of research by state departments of agriculture and institutions of higher education. There is significant uncertainty concerning the permissible scope of commercial activity under the 2014 Farm Bill. The 2014 Farm Bill only authorized institutions of higher education and state agricultural departments to cultivate industrial hemp, and only to do so for research purposes. However, it also gave significant discretion to states to regulate industrial hemp pilot programs. Many states that have adopted pilot programs have licensed private companies to cultivate and process industrial hemp. Additionally, many states have interpreted the 2014 Farm Bill to permit research concerning industrial hemp through, among other things, commercial marketing and sale of industrial hemp and industrial hemp products. In contrast, the DEA, FDA and the USDA have taken the position that, under the 2014 Farm Bill, industrial hemp products may not be sold for the purpose of general commercial activity or in states without agricultural pilot programs that permit their sale for research marketing purposes; these agencies have also taken the position that, under the 2014 Farm Bill, industrial hemp plants and seeds may not be transported across state lines.
On December 20, 2018, the 2018 Farm Bill was signed into law. The 2018 Farm Bill, among other things, removes “hemp” (which we refer to as “U.S. hemp” in this Annual Report, defined as the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a THC concentration of not more than 0.3% on a dry weight basis and its derivatives) from the Controlled Substances Act and amends the Agricultural Marketing Act of 1946 to permit the production and sale of U.S. hemp in the U.S. The 2018 Farm Bill tasks the USDA with promulgating regulations in relation to the cultivation and production of U.S. hemp. The 2018 Farm Bill also directs the USDA to promulgate federal regulations that would apply to the production of U.S. hemp in every state which does not put forth a state U.S. hemp plan for approval by the USDA. The USDA issued an interim final rule in October of 2019, which rule will be effective through November 1, 2021. Various states are in the process of applying to the USDA for approval of their U.S. hemp production regulations which impose different levels of regulation and costs on the production of U.S. hemp and certain state plans have been approved by the USDA. On February 27, 2020, the USDA announced the delay of enforcement of certain requirements under its interim final rule. Under the new guidance, USDA will delay enforcement of the requirement for labs to be registered by the DEA and the requirement that producers use a DEA-registered reverse distributor or law enforcement to dispose of non-compliant plants under certain circumstances. Enforcement will be delayed starting this crop year and until October 31, 2021, or the final rule is published, whichever comes first. Moreover, the 2018 Farm Bill provides that its provisions do not preempt or limit state laws that regulate the production of U.S. hemp. Accordingly, some states may choose to restrict or prohibit some or all U.S. hemp production or sales within the state and variances in states’ laws and regulations on U.S. hemp are likely to persist. Further, each state has discretion to develop and implement its own laws and regulations governing the manufacturing, marketing, labeling, and sale of U.S. hemp products, which is anticipated to create a patchwork of different regulatory schemes applicable to such products.
The FDA or particular states may ultimately prohibit the sale of some or all dietary supplements or conventional foods containing U.S. hemp and U.S. hemp-derived ingredients, including CBD and we may be required to submit a New Dietary Ingredient notification to the FDA, which may not be accepted without objection.
Under the 2018 Farm Bill, the FDA has retained authority over the Federal Food, Drug, and Cosmetic Act-regulated products (e.g., drugs (human and animal), food (human and animal), dietary supplements and cosmetics) containing U.S. hemp and U.S. hemp-derived ingredients, including CBD. The FDA has consistently taken the position that CBD, whether derived from U.S. hemp or U.S. Schedule 1 cannabis, is prohibited from use as an ingredient in food and dietary supplements. This stems from its interpretation of the exclusionary clauses in the Federal Food Drug & Cosmetic Act because CBD is the active ingredient in a drug that has been approved as a prescription drug and is the subject of substantial clinical investigations as a drug, which have been made public. The exclusionary clauses under the Federal Food Drug & Cosmetic Act provide that a substance that has been approved and/or has been subject to substantial clinical investigations as a drug may not be used in a food or dietary supplement, unless the substance was first marketed in a food or dietary supplement prior to the initiation of substantial clinical investigations of the substance as a drug.
The FDA has not issued regulations that elaborate on the exclusionary clauses, and the FDA has not taken any enforcement action in the courts asserting a violation of the exclusionary clauses due to the marketing of U.S. hemp, U.S. hemp extracts, or CBD. To date, the FDA has issued several “Warning Letters” to companies unlawfully marketing CBD products. In many of these cases, the manufacturer made unsubstantiated claims about the product being able to treat medical conditions (e.g., cancer, Alzheimer’s disease, opioid withdrawal and anxiety) and had not obtained drug approvals. Some of these letters were co-signed with the FTC and cited the companies for making claims about the efficacy of CBD which were not substantiated by competent and reliable scientific evidence. Recently, the FDA issued a “Warning Letter” to a dietary supplement manufacturer for a number of violations observed during an inspection, including manufacturing CBD supplements in a licensed facility.
Until the FDA formally adopts regulations with respect to CBD products or announces an official position with respect to CBD products, there is a risk that the FDA could take enforcement action (e.g., “Warning Letter,” seizure, injunction) against the Company’s U.S. hemp-derived CBD products sold in the U.S.
Moreover, states have retained regulatory authority through their own analogues to the Federal Food, Drug and Cosmetic Act, and the states may diverge from the federal treatment of the use of U.S. hemp as, or in, food, dietary supplements or cosmetic products. The FDA or applicable states (under their CSA and Federal Food, Drug, and Cosmetic Act analogues) may ultimately not permit the sale of non-pharmaceutical products containing hemp-derived ingredients, including CBD, which would have a material adverse impact on our business, financial condition and results of operations.
Even if the exclusionary clause issue discussed above is resolved in a manner favorable to us, we could be required to submit a New Dietary Ingredient Notification (“NDIN”) to the FDA with respect to U.S. hemp-derived ingredients, including CBD, used in dietary supplement products. This could depend on whether we can establish that a particular ingredient was marketed as a dietary ingredient in a dietary supplement prior to October 15, 1994 or is otherwise currently in the food supply in the same chemical form as used in our dietary supplement products. If the FDA objects to our NDIN notification, this could prevent us from producing, marketing and selling ingestible U.S. hemp products which would have a material adverse impact on our business, financial condition and results of operations.
The FDA or particular U.S. states may seek to regulate our cosmetic products containing U.S. hemp-derived ingredients, including CBD, as drugs, medical devices, or drug-device combination products.
The FDA may seek to regulate our cosmetic products containing U.S. hemp-derived ingredients, including CBD, under its authorities for medical products (i.e., drugs, medical devices, or drug-device combination products). Specifically, the agency could assert that our lotions, oils, balms and creams are intended for use in diagnosing, treating, mitigating or preventing disease or for use in affecting the structure or any function of the body. In making classification decisions, the agency considers a wide variety of factors to determine a product’s intended use; indeed, the FDA has sometimes asserted that a product qualifies as a drug based solely on the presence of an ingredient widely understood to have drug effects, even in the absence of express claims about them. Though we do not market our lotions, oils, balms and creams as drugs for use in the treatment of diseases or their symptoms, the FDA could still assert that the products are intended for use as drugs, including based on the understood or presumed physical effects of topically administered cannabinoids. Thus, we may not have the ability to successfully respond to such allegations simply by modifying labeling or advertising claims. Ultimately, if the FDA asserts one of its medical product authorities over our lotion, oil, balm and cream products, and we cannot or elect not to comply with the onerous regulatory requirements applicable to the asserted medical product category (e.g., drug), we could be prevented from producing, marketing and selling cosmetic products containing U.S. hemp-derived ingredients, including CBD. In addition, states may similarly seek to regulate our cosmetic products containing U.S. hemp-derived ingredients, including CBD, as medical products

(i.e., drugs, medical devices, or drug-device combination products) under state analogues to the Federal Food, Drug, and Cosmetic Act or otherwise. States have also considered and established additional restrictions on, or requirements for, the marketing of cosmetic products containing U.S. hemp-derived ingredients. If states assert their medical product authorities over our cosmetic products containing U.S. hemp-derived ingredients, including CBD, in a manner that we cannot address simply by modifying labelling or advertising claims, and we cannot or elect not to comply with the onerous regulatory requirements applicable to the asserted medical product category (e.g., drug), we could be prevented from producing, marketing and selling cosmetic products containing U.S. hemp-derived ingredients, including CBD. Likewise, if states enforce or adopt regulatory interpretations or restrictions that limit our ability to market our cosmetic products containing U.S. hemp-derived ingredients, including CBD, in such states, it could materially and adversely affect our business, financial condition, operating results, liquidity, cash flow and operational performance.
The DEA could take enforcement action against us or other participants in the U.S. hemp industry.
There is substantial uncertainty concerning the legal status of U.S. hemp and U.S. hemp products containing U.S. hemp-derived ingredients, including CBD. The status of products derived from the cannabis or hemp plant, under both federal and state law can depend on the THC content of the plant or derivative (including whether the plant meets the statutory definition of “industrial hemp” or “hemp”), the part of the plant from which an individual or entity produces the derivative (including whether the plant meets the statutory definition of “marihuana” under the Controlled Substances Act), whether the cultivator, processor, manufacturer or product marketer engages in cannabis-related activities for research versus purely commercial purposes, as well as the form and intended use of the product. The mere presence of a cannabinoid (such as CBD) is not dispositive as to whether the product is legal or illegal. Under U.S. federal law, products containing CBD may be unlawful if derived from U.S. Schedule I cannabis (including hemp with a concentration greater than 0.3% on a dry weight basis), or if derived from U.S. hemp grown outside the parameters of an approved U.S. hemp pilot program or U.S. hemp cultivated in violation of the 2018 Farm Bill. Even after enactment of the 2018 Farm Bill, the DEA may not treat all products containing U.S. hemp-derived ingredients, including CBD, as exempt from the Controlled Substances Act. If the DEA takes action against us or other participants in the U.S. hemp industry, this could have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.
Risks Relating to Our Products
There is limited long-term data with respect to the efficacy and side effects of our products and future clinical research studies on the effects of cannabis, hemp and cannabinoids may lead to conclusions that dispute or conflict with our understanding and belief regarding their benefits, viability, safety, efficacy, dosing and social acceptance.
Research in Canada, the U.S. and internationally regarding the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, U.S. hemp or isolated cannabinoids (such as CBD and THC) in dietary supplements, food, or cosmetic products remains in early stages. There have been relatively few clinical trials on the benefits of cannabis, U.S. hemp or isolated cannabinoids and there is limited long-term data with respect to efficacy, side effects and/or interaction of these substances with human or animal biochemistry. As a result, our products could have unexpected side effects or safety concerns, the discovery of which could lead to civil litigation, regulatory actions and even possibly criminal enforcement actions. In addition, if the products we sell do not or are not perceived to have the effects intended by the end user, this could have a material adverse effect on our business, financial condition and results of operations. See also “- We may be subject to, or prosecute, litigation in the ordinary course of business.”, “- We may be subject to product liability claims.” and “- Our products have in the past and may in the future be subject to recalls.”
The statements made by the Company, including in this Annual Report, concerning the potential benefits of cannabis, U.S. hemp and isolated cannabinoids are based on published articles and reports and therefore are subject to the experimental parameters, qualifications and limitations in such studies that have been completed. Although we believe that the existing public scientific literature generally supports our beliefs regarding the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, U.S. hemp and cannabinoids, future research and clinical trials may cast doubt or disprove such beliefs, or could raise or heighten concerns regarding, and perceptions relating to, cannabis, U.S. hemp and cannabinoids, which could have a material adverse effect on the demand for our products with the potential to lead to a material adverse effect on our business, financial condition and results of operations. Given these risks, uncertainties and assumptions, undue reliance should not be placed on such literature. In particular, the FDA has raised several questions regarding the safety of CBD and gaps in the public scientific literature supporting the use of CBD by the general population.

Clinical trials of cannabis-based medical products and treatments are novel terrain with very limited or non-existent clinical trials history; we face a significant risk that any trials will not result in commercially viable products and treatments.
Clinical trials are expensive, time consuming and difficult to design and implement. Regulatory authorities may suspend, delay or terminate any clinical trials we commence at any time, may require us, for various reasons, to conduct additional clinical trials, or may require a particular clinical trial to continue for a longer duration than originally planned. Clinical trials face many risks, including, among others:

•	lack of effectiveness of any formulation or delivery system during clinical trials;

•	discovery of serious or unexpected toxicities or side effects experienced by trial participants or other safety issues;

•	slower than expected subject recruitment and enrollment rates in clinical trials;

•	delays or inability in manufacturing or in obtaining sufficient quantities of materials for use in clinical trials due to regulatory and manufacturing constraints;

•	delays in obtaining regulatory authorization to commence a trial, including licenses required for obtaining and using cannabis for research, either before or after a trial is commenced;

•	unfavorable results from ongoing pre-clinical studies and clinical trials;

•	patients or investigators failing to comply with study protocols;

•	patients failing to return for post-treatment follow-up at the expected rate;

•	sites participating in an ongoing clinical study withdraw, requiring us to engage new sites; and

•
third-party clinical investigators declining to participate in our clinical studies, not performing the clinical studies on the anticipated schedule, or acting in ways inconsistent with the established investigator agreement, clinical study protocol or good clinical practices.

Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
The current controversy surrounding vaporizers and vaporizer products may materially and adversely affect the market for vaporizer products and expose us to litigation and additional regulation.
There have been a number of highly publicized cases involving lung and other illnesses and deaths that appear to be related to vaporizer devices and/or products used in such devices (such as vaporizer liquids). The focus is currently on the vaporizer devices, the manner in which the devices were used and the related vaporizer device products - THC, nicotine, other substances in vaporizer liquids, possibly adulterated products and other illegal unlicensed cannabis vaporizer products. Some states, provinces, territories and cities in the U.S. and Canada have already taken steps to prohibit the sale or distribution of vaporizers, restrict the sale and distribution of such products or impose restrictions on flavors or use of such vaporizers. This trend may continue, accelerate and expand.
Cannabis vaporizers in Canada are regulated under the Cannabis Act and Cannabis Regulations. Although this legislation sets rules and standards for the manufacture, composition, packaging, and marketing of cannabis vaporizer products, these rules and standards predate the spate of vaporizer-related health issues that have recently arisen in the U.S. These issues and accompanying negative public sentiment may prompt Health Canada or individual provinces/territories to decide to further limit or defer industry’s ability to sell cannabis vaporizer products, and may also diminish consumer demand for such products. There can be no assurance that we will be able to meet any additional compliance requirements or regulatory restrictions, or remain competitive in face of unexpected changes in market conditions.
This controversy could well extend to non-nicotine vaporizer devices and other product formats. Any such extension could materially and adversely affect our business, financial condition, operating results, liquidity, cash flow and operational performance. Litigation pertaining to vaporizer products is accelerating and that litigation could potentially expand to include our products, which would materially and adversely affect our business, financial condition, operating results, liquidity, cash flow and operational performance.
Future research may lead to findings that vaporizers, electronic cigarettes and related products are not safe for their intended use.
Vaporizers, electronic cigarettes and related products were recently developed and therefore the scientific or medical communities have had a limited period of time to study the long-term health effects of their use. Currently, there is limited scientific or medical data on the safety of such products for their intended use and the medical community is still studying the health effects of the use of such products, including the long-term health effects. If the scientific or medical community were to determine conclusively that use of any or all of these products pose long-term health risks, market demand for these products and their use could materially decline. Such a determination could also lead to litigation, reputational harm and significant regulation. Loss of demand for our product, product liability claims and increased regulation stemming from unfavorable scientific studies on cannabis vaporizer products could have a material adverse effect on our business, results of operations and financial condition.
Risks Relating to the Altria Investment
Altria has significant influence over us following closing of the Altria Investment.
Altria is our single largest shareholder. As of the closing date of the Altria Investment, Altria beneficially owned approximately 45% of our issued and outstanding common shares (calculated on a non-diluted basis). In light of such ownership, Altria is in a position to exercise significant influence over matters affecting shareholders or requiring shareholder approval, including the election of the Board, amendments to our articles and by-laws and the determination of significant corporate actions. In addition, pursuant to the Investor Rights Agreement, Altria has certain rights, including the right to nominate a specified number of directors to the Board, approval rights over certain Company actions and pre-emptive and top-up rights entitling Altria to maintain its pro rata beneficial ownership in us. Further, as of the date hereof, four of the seven directors on the Board are Altria Nominees. For more information see “Business -Altria Strategic Investment - Investor Rights Agreement.”
Upon exercise of the Altria Warrant in full, assuming no other securities of ours are issued, Altria will beneficially hold in excess of a majority of the voting rights of the issued and outstanding common shares and would have the right to elect the entire Board and be able to exercise a controlling influence over our business and affairs, including the selection of our senior management, the acquisition or disposition of our assets, the payment of dividends and any change of control of us, such as a merger or take-over.
Accordingly, Altria currently has significant influence over us and has the ability to increase this influence at any time upon the exercise of the Altria Warrant. There can be no assurance that Altria’s interests will align with our interests or the interests of other shareholders. In addition, such influence could limit the price that an acquirer might be willing to pay in the future for common shares and it may have the effect of delaying or preventing a change of control of us, such as a merger or take-over.
We have discretion in the use of net proceeds from the Altria Investment and may not use them effectively.
Under the Subscription Agreement, we have discretion in the use of net proceeds from the Altria Investment, subject to our obligation to consult with Altria, approval of Altria (such approval not to be unreasonably conditioned, withheld or delayed) and certain other limitations regarding the use of net proceeds set forth in the Subscription Agreement. Accordingly, shareholders may not agree with the manner in which management chooses to allocate and spend the net proceeds. Our failure to apply the funds effectively could have a material adverse effect on our business and financial condition.
We have cash on hand of approximately $1.2 billion as of December 31, 2019. There can be no assurance that we will be able to deploy the available cash in an effective manner that is accretive to us, or at all. Until such time as we are able to deploy the cash available to us, we anticipate holding the net proceeds as cash balances in our bank account or investing in certificates of deposit and other instruments issued by banks or obligations of or guaranteed by the Government of Canada or any province thereof or in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. Government, its agencies or instrumentalities. There can be no assurance that we will earn any material revenue from such invested cash.
We may not realize the benefits of our strategic partnership with Altria, which could have an adverse effect on our business and results of operations.
We believe that the strategic partnership between us and Altria provides us with additional financial resources, product development and commercialization capabilities, and deep regulatory expertise to better position us to compete, scale and lead the rapidly growing global cannabis industry. We believe that the growth opportunities for us are significant and could extend across the globe as new markets open. With Altria’s resources, we expect to be even better positioned to support cannabinoid innovation, create differentiated products and brands across medical and adult-use categories and expand our global footprint and growing production capacity. Nevertheless, a number of risks and uncertainties are associated with the expansion into such markets and the pursuit of these other growth opportunities. The successful implementation of the Altria Investment is critical to our growth and capital position. The failure to successfully implement or reap the anticipated benefits of Altria’s resources and expertise to realize growth and expansion opportunities could have a material adverse effect on our business and results of operations.
Altria may stop providing certain services to us, which could have an adverse effect on our business and results of operations as we seek alternative providers for those services.
We believe that Altria provides high-quality services, and we believe that we achieve efficiency by using Altria as a service provider to provide multiple different services.  If Altria terminates or reduces the services it provides to us, we would be required to find other service providers, and those services may increase our costs, delay certain initiatives, or otherwise involve compromises as compared with the services Altria provides to us.
Any common shares issued pursuant to the exercise of the Altria Warrant will dilute shareholders.
The Altria Warrant may be exercised in full or in part at any time on or prior to March 8, 2023, from time to time, and entitles the holder thereof, upon valid exercise in full thereof, to acquire, accept and receive from us an aggregate of 77,514,993 of our common shares (subject to adjustment in accordance with the terms of the Altria Warrant Certificate), which represents 10% of the issued and outstanding common shares as of December 31, 2019 (on a non-diluted basis). Any issuance of common shares pursuant to the exercise of the Altria Warrant would dilute all of our other shareholders.
Altria’s significant interest in us may impact the liquidity of the common shares.
Our common shares may be less liquid and trade at a discount relative to the trading that could occur in circumstances where Altria did not have the ability to significantly influence or determine matters affecting us. Additionally, Altria’s significant voting interest in us may discourage transactions involving a change of control of us, including transactions in which an investor, as a shareholder, might otherwise receive a premium for its common shares over the then-current market price.
The change of control provisions in certain of our existing or future contractual arrangements may be triggered upon the exercise of the Altria Warrant in part or in full.
Certain of our existing or future contractual arrangements may include change of control provisions requiring us to make certain payments or triggering certain termination rights for our counterparties if the change of control trigger is fulfilled. The change of control provisions in certain of our existing arrangements, including, but not limited to, compensatory arrangements, or agreements we may enter into in the future, may be triggered upon the exercise of the Altria Warrant in part or in full.
Future sales of our common shares by Altria could cause the market price for our common shares to fall.
Sales of a substantial number of our common shares by Altria could occur at any time. Such sales, or the market perception of such sales, could significantly reduce the market price of our common shares. We cannot predict the effect, if any, that future public sales of our common shares beneficially owned by Altria or the availability of these common shares for sale will have on the market price of our common shares. If the market price of our common shares were to drop as a result, this might impede our ability to raise additional capital and might cause a significant decline in the value of the investments of our other shareholders.
The intentions of Altria regarding its long-term economic ownership of our common shares are subject to change as a result of changes in the circumstances of Altria or its affiliates, changes in our management and operation and changes in laws, market conditions and our financial performance.
Conflicts of interest may arise between us and our directors and officers, including as a result of the continuing involvement of certain of our directors with Altria and its affiliates.
We may be subject to various potential conflicts of interest because of the fact that some of our directors and officers may be engaged in a range of business activities, and have relationships with or are employed by Altria. One of our directors, Jason Adler, is the co-founder and Managing Member of Gotham Green Partners, a private equity firm focused primarily on early-stage investing in companies in the cannabis industry, and Michael Gorenstein, our Chairman, President and Chief Executive Officer is a co-founder and non-managing Member of Gotham Green Partners. Two of our directors, Jody Begley and Murray Garnick, are employed by Altria as Senior Vice President, Tobacco Products, and Executive Vice President and General Counsel, respectively. As a result of these relationships, conflicts of interests may arise between us and them, as described below.
We may also become involved in other transactions which are inconsistent or conflict with the interests of our directors and officers, and/or our directors and officers may have interests in persons, firms, institutions, corporations or transactions that are inconsistent or in conflict with our interests and those of our shareholders. In addition, from time to time, Gotham Green Partners or Altria may be competing with us for available investment opportunities. Conflicts of interest, if any, will be subject to the procedures and remedies provided under applicable laws. In particular, in the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will abstain from voting for or against the approval of the transaction and may recuse himself or herself from any related discussion or deliberation. In accordance with applicable laws, our directors are required to act honestly, in good faith and in our best interests.

Risks Relating to Entry into New Markets
Controlled substance and other legislation and treaties may restrict or limit our ability to research, manufacture and develop a commercial market for our products outside of the jurisdictions in which we currently operate and our expansion into such jurisdictions is subject to risks.
Approximately 250 substances, including cannabis, are listed in the Schedules annexed to the UN Single Convention, the Convention on Psychotropic Substances (Vienna, 1971) and the Convention against Illicit Traffic in Narcotic Drugs and Psychotropic Substances (introducing control on precursors) (Vienna, 1988). The purpose of these listings is to control and limit the use of these drugs according to a classification of their therapeutic value, risk of abuse and health dangers, and to minimize the diversion of precursor chemicals to illegal drug manufacturers. The 1961 UN Single Convention on Narcotic Drugs, as amended in 1972 classifies cannabis as a Schedule I (“substances with addictive properties, presenting a serious risk of abuse”) and as a Schedule IV (“the most dangerous substances, already listed in Schedule I, which are particularly harmful and of extremely limited medical or therapeutic value”) narcotic drug. The 1971 UN Convention on Psychotropic Substances classifies THC as a Schedule I psychotropic substance (substances presenting a high risk of abuse, posing a particularly serious threat to public health which are of very little or no therapeutic value). Many countries are parties to these conventions, which govern international trade and domestic control of these substances, including cannabis. They may interpret and implement their obligations in a way that creates legal obstacles to our obtaining manufacturing and/or marketing approval for our products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be manufactured and/or marketed and achieving such amendments to the laws and regulations may take a prolonged period of time. There can be no assurance that any market for our products will develop in any jurisdiction in which we do not currently have operations. We may face new or unexpected risks or significantly increase our exposure to one or more existing risk factors, including economic instability, political instability, changes in laws and regulations and the effects of competition. These factors may limit our capability to successfully expand our operations into such jurisdictions and may have a material adverse effect on our business, financial condition and results of operations.
Investments and joint ventures outside of Canada and the U.S. are subject to the risks normally associated with any conduct of business in foreign countries, including varying degrees of political, legal and economic risk.
Much of our exposure to markets in jurisdictions outside of Canada and the U.S. is through investments and joint ventures. These investments and joint ventures are subject to the risks normally associated with any conduct of business in foreign and/or emerging countries including political risks; civil disturbance risks; changes in laws or policies of particular countries, including those relating to royalties, duties, imports, exports and currency; the cancellation or renegotiation of contracts; the imposition of royalties, net profits payments, tax increases or other claims by government entities, including retroactive claims; a disregard for due process and the rule of law by local courts; the risk of expropriation and nationalization; delays in obtaining or the inability to obtain necessary governmental permits or the reimbursement of refundable tax from fiscal authorities.
Threats or instability in a country caused by political events including elections, change in government, changes in personnel or legislative bodies, foreign relations or military control present serious political and social risk and instability causing interruptions to the flow of business negotiations and influencing relationships with government officials. Changes in policy or law may have a material adverse effect on our business, financial condition and results of operations. The risks include increased “unpaid” state participation, higher energy costs, higher taxation levels and potential expropriation.
Other risks include the potential for fraud and corruption by suppliers or personnel or government officials which may implicate us, compliance with applicable anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and the Corruption of Foreign Public Officials Act (Canada) by virtue of our operating in jurisdictions that may be vulnerable to the possibility of bribery, collusion, kickbacks, theft, improper commissions, facilitation payments, conflicts of interest and related party transactions and our possible failure to identify, manage and mitigate instances of fraud, corruption or violations of our code of conduct and applicable regulatory requirements.
There is also the risk of increased disclosure requirements; currency fluctuations; restrictions on the ability of local operating companies to hold Canadian dollars, U.S. dollars or other foreign currencies in offshore bank accounts; import and export regulations; increased regulatory requirements and restrictions; limitations on the repatriation of earnings or on our ability to assist in minimizing our expatriate workforce’s exposure to double taxation in both the home and host jurisdictions; and increased financing costs.
These risks may limit or disrupt our joint ventures, strategic alliances or investments, restrict the movement of funds, cause us to have to expend more funds than previously expected or required or result in the deprivation of contract rights or the taking of property by nationalization or expropriation without fair compensation, and may materially adversely affect our financial position and/or results of operations. In addition, the enforcement by us of our legal rights in foreign countries, including rights to exploit our properties or utilize our permits and licenses and contractual rights may not be recognized by the court systems in such foreign countries or enforced in accordance with the rule of law.
We may invest in companies, or engage in joint ventures, in countries with developing economies. It is difficult to predict the future political, social and economic direction of the countries in which we operate, and the impact government decisions may have on our business. Any political or economic instability in the countries in which we operate could have a material and adverse effect on our business, financial condition and results of operations.
Our use of joint ventures may expose us to risks associated with jointly owned investments.
We currently operate parts of our business through joint ventures with other companies, and we may enter into additional joint ventures and strategic alliances in the future. Joint venture investments may involve risks not otherwise present for investments made solely by us, including: (i) we may not control the joint ventures; (ii) our joint venture partners may not agree to distributions that we believe are appropriate; (iii) where we do not have substantial decision-making authority, we may experience impasses or disputes with our joint venture partners on certain decisions, which could require us to expend additional resources to resolve such impasses or disputes, including litigation or arbitration; (iv) our joint venture partners may become insolvent or bankrupt, fail to fund their share of required capital contributions or fail to fulfil their obligations as a joint venture partner; (v) the arrangements governing our joint ventures may contain certain conditions or milestone events that may never be satisfied or achieved; (vi) our joint venture partners may have business or economic interests that are inconsistent with ours and may take actions contrary to our interests; (vii) we may suffer losses as a result of actions taken by our joint venture partners with respect to our joint venture investments; (viii) it may be difficult for us to exit a joint venture if an impasse arises or if we desire to sell our interest for any reason; and (ix) our joint venture partners may exercise termination rights under the relevant agreements. Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations. In addition, we may, in certain circumstances, be liable for the actions of our joint venture partners.
There can be no assurance that our current and future strategic alliances or expansions of scope of existing relationships will have a beneficial impact on our business, financial condition and results of operations.
We currently have, and may in the future enter into, additional strategic alliances with third parties that we believe will complement or augment our existing business. Our ability to complete strategic alliances is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, strategic alliances could present unforeseen integration obstacles or costs, may not enhance our business and may involve risks that could adversely affect us, including significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. Future strategic alliances could result in the incurrence of debt, costs and contingent liabilities, and there can be no assurance that future strategic alliances will achieve, or that our existing strategic alliances will continue to achieve, the expected benefits to our business or that we will be able to consummate future strategic alliances on satisfactory terms, or at all. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
In the case of the Ginkgo Strategic Partnership, we will have, pursuant to the Ginkgo Collaboration Agreement, the exclusive right to use and commercialize the key patented intellectual property related to the production of the target cannabinoids globally. There can be no assurance that Ginkgo will be able to develop microorganisms that we will be able to commercialize or to obtain patents relating to production of the target cannabinoids, or that third parties will not develop similar microorganisms or obtain patents that may restrict our ability to commercialize the microorganisms developed by Ginkgo, and, as a result, there can be no assurance that we will be able to realize the expected benefits of the Ginkgo Strategic Partnership. Even if we are able to commercialize, there may not be demand for such products or the cultured cannabinoids developed therefrom.
In addition, pursuant to the Ginkgo Collaboration Agreement, if we undergo a change of control that is approved by the Board, Ginkgo may elect to receive cash payments, totaling up to $100 million, in lieu of the common shares that would otherwise become issuable in connection with any Equity Milestone Events (as defined in the Ginkgo Collaboration Agreement) achieved following such election (the “Milestone Cash Election”). If we undergo a change in control that has not been approved by the Board, then Ginkgo will have the ability to terminate the Ginkgo Collaboration Agreement immediately, in which case, among other things: (i) all rights or licenses granted to us by Ginkgo under the Ginkgo Collaboration Agreement will terminate; (ii) certain expenses and costs incurred by Ginkgo will be accelerated and become due and payable by us; (iii) the then-outstanding and unpaid portion of all cash payments from us to Ginkgo for the achievement of R&D milestones by Ginkgo shall be due immediately as if all R&D milestones had been achieved; and (iv) a lump sum cash payment equal to the aggregate of all Milestone Cash Election amounts in respect of which the relevant Equity Milestone Events have not yet been achieved will be immediately due and payable by us. We may not have enough cash to pay any cash obligations with respect to any change of control contemplated by the Ginkgo Collaboration Agreement. In such an event, we would need to finance such payment through debt or equity financing, which might not be available on acceptable terms, or at all. In addition, should Ginkgo terminate the Ginkgo Collaboration Agreement upon a change of control, we will no longer be able to use or commercialize the key patented intellectual property related to the production of the target cannabinoids, which could have a material adverse effect on our business, financial condition and results of operations. See “Description of Business - Research and Development Activities and Intellectual Property.”
With respect to the Technion Research Agreement, we will have access to the results of preclinical studies conducted by Technion over a three-year period, focusing on acne, psoriasis and skin repair. However, there can be no assurance that the preclinical studies will provide any actionable findings. As a result, there can be no assurance that we will be able to realize the expected benefits of the Technion Research Agreement. Even if the results are actionable, and we are able to develop commercial products based on such research, there may not be demand for such products. See “Description of Business - Research and Development Activities and Intellectual Property - Technion Skin Health and Research Partnership.”
Risks Relating to Competition, Performance and Operations
We may not be able to supply the provincial purchasers in various provinces and territories of Canada with our products in the quantities or prices anticipated, or at all.
We have entered into various supply arrangements for cannabis products with various provincial purchasers and have secured listings with various private retailers in those provinces. We have entered into such supply arrangements with approximately eight provinces in Canada (where the relevant provincial body is the sole wholesale distributor and retailer of cannabis and cannabis products in the province) and with private retailers in Saskatchewan. Our supply arrangements with provincial purchasers, each of which we understand to be substantially similar in all material respects with the supply arrangements entered into with the other license holders in the Canadian cannabis industry, do not contain any binding minimum purchase obligations on the part of the relevant provincial purchaser.
We expect purchase orders to be primarily driven by end-consumer demand for our products and the relevant provincial purchaser supply at the relevant time. Accordingly, we cannot predict the quantities of our products that will be purchased by the provincial purchasers, or if our products will be purchased at all. Provincial purchasers may change the terms of the supply agreements at any time during the supply relationship including on pricing, have broad rights of return of products and are under no obligation to purchase products. As a result, provincial purchasers have a significant amount of control over the terms of the supply arrangements.
The effect of the legalization of adult-use cannabis in Canada on the medical cannabis industry in Canada is still uncertain, and it may have a significant negative effect upon our medical cannabis business if our existing or future medical-use customers decide to purchase products available in the adult-use market instead of purchasing medical-use products from us.
The Cannabis Act allows individuals over the age of 18 to legally purchase, process and cultivate limited amounts of cannabis for adult-use in Canada, subject to provincial and territorial age restrictions which may increase the age of purchase in the province or territory. As a result, individuals who rely upon the medical cannabis market to supply their medical cannabis and cannabis-based products may cease this reliance, and instead turn to the adult-use cannabis market to supply their cannabis and cannabis-based products. Factors that will influence this decision include the price of medical cannabis products in relation to similar adult-use cannabis products, the amount of active ingredients in medical cannabis products in relation to similar adult-use cannabis products, the types of cannabis products available to adult users and limitations on access to adult-use cannabis products imposed by the regulations under the Cannabis Act and the legislation governing the distribution and sale of cannabis that has been enacted by the individual provinces and territories of Canada.
The impact of the legalization of adult-use cannabis in Canada on the medical cannabis industry is uncertain, and while we cannot predict its impact on our sales and revenue prospects, it may be adverse.
The adult-use cannabis market in Canada may become oversupplied following the recent implementation of the Cannabis Act and the related legalization of cannabis for adult-use.
As a result of the recent implementation of the Cannabis Act and the legalization of adult cannabis use, numerous additional cannabis producers have and may continue to enter the Canadian market. We and such other cannabis producers may produce more cannabis than is needed to satisfy the collective demand of the Canadian medical and proposed adult-use markets, and we may be unable to export that over-supply into other markets. As a result, the available supply of cannabis could exceed demand, which could result in a significant decline in the market price for cannabis, which could have a material adverse effect on our business, financial condition and results of operations.
We may be unsuccessful in competing in the legal adult-use cannabis market in Canada.
We face competition from existing license holders licensed under the Cannabis Act. Certain of these competitors may have significantly greater financial, production, marketing, R&D and technical and human resources than we do. As a result, our competitors may be more successful than us in gaining market penetration and market share in the adult-use cannabis industry in Canada. Our commercial opportunity in the adult-use market could be reduced or eliminated if our competitors produce and commercialize products for the adult-use market that, among other things, are safer, more effective, more convenient or less expensive than the products that we may produce, have greater sales, marketing and distribution support than our products, enjoy enhanced timing of market introduction and perceived effectiveness advantages over our products and receive more favorable publicity than our products. If our adult-use products do not achieve an adequate level of acceptance by the adult-use market, we may not generate sufficient revenue from these products, and our proposed adult-use business may not become profitable.
The Cannabis Act proposes to allow individuals to cultivate, propagate, harvest and distribute up to four cannabis plants per household, despite certain provincial restrictions, provided that each plant meets certain requirements. If we are unable to effectively compete with other suppliers to the adult-use cannabis market, or a significant number of individuals take advantage of the ability to cultivate and use their own cannabis, our adult-use business may be negatively impacted.
The Canadian excise duty framework may affect profitability.
Canada’s excise duty framework imposes an excise duty and various regulatory-like restrictions on certain cannabis products sold in Canada. We currently hold licenses issued by the Canada Revenue Agency (“CRA”) required to comply with this excise framework. Any change in the rates or application of excise duty to cannabis products sold by us, and any restrictive interpretations by the CRA or the courts of the regulatory-like restrictions contained in the Excise Act, 2001 (which may be different than those contained in the Cannabis Act) may affect our profitability and ability to compete in the market.
The industries and markets in which we operate are relatively new, and these industries and markets may not continue to exist or grow as anticipated or we may ultimately be unable to succeed in these industries and markets.
The cannabis and U.S. hemp industries and markets in which we operate are relatively new, can be highly speculative, are rapidly expanding and may ultimately not be successful. In addition to being subject to general business risks, a business involving an agricultural product and a regulated consumer product, we need to continue to build brand awareness in these industries and markets through significant investments in our strategy, our production capacity, quality assurance and compliance with regulations. These activities may not promote our brand and products as effectively as intended, or at all. Competitive conditions, consumer tastes, patient requirements and spending patterns in these new industries and markets are relatively unknown and may have unique circumstances that differ from existing industries and markets. We are subject to all of the business risks associated with a new business in a niche market, including risks of unforeseen capital requirements, failure of widespread market acceptance of our products, failure to establish business relationships and competitive disadvantages against larger and more established competitors.
Accordingly, there are no assurances that these industries and markets will continue to exist or grow as currently estimated or anticipated, or function and evolve in a manner consistent with management’s expectations and assumptions, and a failure to do so could have a material adverse effect on our business, financial condition and results of operations.
We and certain of our subsidiaries have limited operating history and therefore we are subject to many of the risks common to early-stage enterprises.
We began carrying on business in 2013; Peace Naturals began operations in 2012 and generated its first revenues in 2013; OGBC began operations in 2014 and generated revenue in 2017 (inter-company bulk transfer); Redwood began operations in 2017. In addition, many of our joint ventures are not yet operational and may not become operational for some time, if at all. We are therefore subject to many of the risks common to early-stage enterprises, including under-capitalization, limitations with respect to personnel, financial, and other resources and lack of revenues.
We may not be able to successfully manage our growth.
We are currently in an early development stage and may be subject to growth-related risks, including capacity constraints and pressure on our internal systems and controls, which may place significant strain on our operational and managerial resources. While our revenue has grown in recent years, our ability to manage and sustain revenue growth will depend on a number of factors, many of which are beyond our control, including, but not limited to, the availability of sufficient capital on suitable terms, changes in laws and regulations respecting the production of U.S. hemp and cannabis products, competition from other license holders, the size of the illegal market and the adult-use market in Canada, and our ability to produce sufficient volumes of our cannabis-based pharmaceutical products to meet patient demand. In addition, we are subject to a variety of business risks generally associated with developing companies. Our ability to manage growth effectively will require us to continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. There can be no assurances that we will be able to manage growth successfully. Any inability to manage growth successfully could have a material adverse effect on our business, financial condition and results of operations.

Failure to establish and maintain effective internal control over financial reporting may result in our not being able to accurately report our financial results, which could result in a loss of investor confidence and adversely affect the market price of our common shares.
We are responsible for establishing and maintaining adequate internal control over financial reporting, which is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Because we are implementing new financial control and management systems, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A failure to prevent or detect errors or misstatements may result in a decline in the price of our common shares and harm our ability to raise capital in the future.
If our management is unable to certify the effectiveness of our internal controls or if material weaknesses or significant deficiencies in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our business and cause a decline in the price of our common shares. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in the price of our common shares and harm our ability to raise capital. Failure to accurately report our financial performance on a timely basis could also jeopardize our listing on the TSX or Nasdaq. Delisting of our common shares on any exchange would reduce the liquidity of the market for our common shares, which would reduce the price of and increase the volatility of the price of our common shares.
We do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error or fraud. A control system, no matter how well-designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within an organization are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by individual acts of certain persons, by collusion of two or more people or by management override of the controls. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected in a timely manner or at all. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be materially adversely affected, which could also cause investors to lose confidence in our reported financial information, which in turn could result in a reduction in the trading price of the common shares.
We are subject to liability arising from any fraudulent or illegal activity by our employees, contractors and consultants.
We are exposed to the risk that our employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) applicable laws and regulations; (ii) manufacturing standards; (iii) federal and provincial healthcare fraud and abuse of federal, state and provincial laws and regulations; or (iv) laws that require the true, complete and accurate reporting of financial information or data. It is not always possible for us to identify and deter misconduct by our employees and other third parties, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are brought against us, and we are not successful in defending the Company or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment of our operations, any of which could have a material adverse effect on our business, financial condition and results of operations.
Our cannabis cultivation and U.S. hemp operations are subject to risks inherent in an agricultural business.
Our business involves the growing of cannabis, an agricultural product, in certain jurisdictions where that activity is permitted. As such, the business is subject to the risks inherent in the agricultural business, such as insects, plant diseases and similar agricultural risks that may create crop failures and supply interruptions for our customers. Although our current operational production facilities grow products indoors under climate-controlled conditions and we carefully monitor the growing conditions with trained personnel, there can be no assurance that natural elements will not have a material adverse effect on the production of our products.
Our business also involves products containing U.S. hemp. U.S. hemp is typically harvested in or around the month of October. U.S. hemp plants can be vulnerable to various pathogens including bacteria, fungi, viruses and other miscellaneous pathogens. Such instances often lead to reduced crop quality, stunted growth and/or death of the plant. Moreover, U.S. hemp is “phytoremediative” (meaning that it may extract toxins or other undesirable chemicals or compounds from the ground in which it is planted). Various regulatory agencies have established maximum limits for pathogens, toxins, chemicals and other compounds that may be present in agricultural materials. If U.S. hemp used in our products is found to have levels of pathogens, toxins, chemicals or other undesirable compounds that exceed permitted limits, it may have to be destroyed. Should the U.S. hemp used in our products be lost due to pathogens, toxins, chemicals or other undesirable compounds, or if we or our suppliers are otherwise unable to obtain U.S. hemp for use in our products on an ongoing basis, it may have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.
Our cannabis cultivation operations are vulnerable to rising energy costs and dependent upon key inputs.
Our cannabis cultivation operations consume considerable energy, making us vulnerable to rising energy costs. Rising or volatile energy costs may have a material adverse effect on our business, financial condition and results of operations.
In addition, our business is dependent on a number of key inputs and their related costs including raw materials and supplies related to our growing operations, as well as electricity, water and other utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact our financial condition and results of operations. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on our business, financial condition and results of operations.
We, or the cannabis and U.S. hemp industries more generally, may receive unfavorable publicity or become subject to negative consumer perception.
We believe the cannabis and U.S. hemp industries are highly dependent upon broad social acceptance and consumer perception regarding the safety, efficacy and quality of the cannabis and U.S. hemp products, as well as consumer views concerning regulatory compliance. Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention, market rumors or speculation and other publicity regarding the consumption of cannabis and U.S. hemp products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis or U.S. hemp markets or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and our business, financial condition and results of operations. Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on the demand for products, and our business, results of operations, financial condition and cash flows. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of U.S. hemp or cannabis in general, or our products specifically, or associating the consumption or use of U.S. hemp or cannabis with illness or other negative effects or events, could have such a material adverse effect. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products legally, appropriately or as directed.
Additionally, the U.S. hemp industry may be impacted by perceived similarities or differences between U.S. hemp and U.S. Schedule I cannabis. Consumers, vendors, landlords/lessors, industry partners or third-party service providers may incorrectly perceive U.S. hemp products as U.S. Schedule I cannabis, thereby confusing them for having the THC content of U.S. Schedule I cannabis or for being illegal under U.S. federal law which potentially impacts our ability to sell our products or obtain the necessary services or supplies to manufacture, store or transport our products.
The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views on our operations and activities, whether true or not, and the U.S. hemp and cannabis industries in general, whether true or not. Social media permits user-generated content to be distributed to a broad audience which can respond or react, in near real time, with comments that are often not filtered or checked for accuracy. Accordingly, the speed with which negative publicity (whether true or not) can be disseminated has increased dramatically with the expansion of social media. The dissemination of negative or inaccurate posts, comments or other user-generated content about us on social media (including those published by third-parties) could damage our brand, image and reputation or how the U.S. hemp or cannabis industries are perceived generally, which could have a detrimental impact on the market for our products and thus on our business, financial condition and results of operations.
In addition, certain well-funded and significant businesses may have strong economic opposition to the U.S. hemp or cannabis industries. Lobbying by such groups, and any resulting inroads they might make in halting or rolling back the U.S. hemp and cannabis movements, could affect how the U.S. hemp or cannabis industries are perceived by others and could have a detrimental impact on the market for our products and thus on our business, financial condition and results of operations.

Additionally, the parties with which we do business, may perceive that they are exposed to reputational risk as a result of our cannabis or U.S. hemp business activities. Failure to establish or maintain business relationships could have a material adverse effect on our business, financial condition and results of operations. Any third-party service provider could suspend or withdraw its services to us if it perceives that the potential risks exceed the potential benefits to such services. For example, we face challenges making U.S. dollar wire transfers or engaging any third-party supplier with a substantial presence where cannabis is not federally legal (including the U.S.). While we have other banking relationships and believe that the services can be procured from other institutions, we may in the future have difficulty maintaining existing, or securing new, bank accounts or clearing services.
Although we take care in protecting our image and reputation, we do not ultimately have control over how we or the U.S. hemp or cannabis industries are perceived by others. Reputation loss may result in decreased investor confidence, increased challenges in developing and maintaining community relations and an impediment to our overall ability to advance our business strategy and realize on our growth prospects, thereby having a material adverse impact on our business, financial condition and results of operations.
We may not successfully execute our production capacity expansion strategy.
We may not be successful in executing our strategy to expand production capacity at our facilities and joint ventures. Commencement of operations at the production facilities of Cronos Israel and NatuEra will be subject to obtaining the appropriate licenses from the relevant regulatory agencies in those jurisdictions. The completion of construction of Cronos GrowCo’s production facilities are subject to obtaining the relevant building permits and other customary approvals and the commencement of operations of Cronos GrowCo will be subject to obtaining the appropriate licenses from Health Canada. Construction delays or cost over-runs in respect of such build-outs, howsoever caused, could have a material adverse effect on our business, financial condition and results of operations.
In addition, we may not be successful in obtaining the necessary approvals required to export or import our products to or from the jurisdictions in which we operate. If we are unable to secure necessary production licenses in respect of our facilities and joint ventures, the expectations of management with respect to the increased future cultivation and growing capacity may not be borne out, which could have a material adverse effect on our business, financial condition and results of operations.
The markets that we operate in are increasingly competitive and we may compete for market share with other companies, both domestically and internationally, that may have longer operating histories and more financial resources, manufacturing and marketing experience than us.
The markets for cannabis and U.S. hemp are competitive and evolving and we face strong competition from both existing and emerging companies that offer similar products. Some of our current and potential competitors may have longer operating histories, greater financial, marketing and other resources and larger customer bases than us. In addition, there is potential that the cannabis and U.S. hemp industries will undergo consolidation, creating larger companies with financial resources, manufacturing and marketing capabilities and product offerings that are greater than ours. As a result of this competition, we may be unable to maintain our operations or develop them as currently proposed on terms we consider acceptable, or at all. Increased competition by larger, better-financed competitors with geographic advantages could materially and adversely affect our business, financial condition and results of operations.
Given the rapid changes affecting global, national and regional economies generally, and the U.S. hemp industry in particular, we may not be able to create and maintain a competitive advantage in the marketplace. Our success will depend on our ability to respond to, among other things, changes in the economy, regulatory conditions, market conditions and competitive pressures. Any failure by us to anticipate or respond adequately to such changes could have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.
In Canada, the number of licenses granted, and the number of license holders ultimately authorized by Health Canada could also have an impact on our operations. We expect to face additional competition from new market entrants that are granted licenses under the Cannabis Act or existing license holders which are not yet active in the industry. If a significant number of new licenses are granted by Health Canada in the near term, we may experience increased competition for market share and may experience downward price pressure on our products as new entrants increase production. If the number of users of cannabis in Canada increases, the demand for products will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. To remain competitive, we will require a continued high level of investment in R&D, sales and customer support. We may not have sufficient resources to maintain R&D, sales and customer support efforts on a competitive basis which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the Canadian federal authorization of home cultivation, outdoor grow, and the easing of other barriers to entry into a Canadian adult-use cannabis market, could materially and adversely affect our business, financial condition and results of operations.

In the U.S., the number of competitors in the U.S. hemp industry is expected to increase, which could negatively impact our market share and demand for our products. Additionally, if the U.S. takes steps to legalize U.S. Schedule I cannabis, the impact of such a development could result in new entrants into the market and increased levels of competition.
Some jurisdictions may never develop markets for cannabis and U.S. hemp.
Many jurisdictions place restrictions on or prohibit commercial activities involving cannabis and U.S. hemp. Such restrictions or prohibitions may make it impossible or impractical for us to operate in such jurisdictions unless there is a change in law or regulation. For example, U.S. Schedule I cannabis remains illegal under U.S. federal law and may never become legal under U.S. federal law. Such restrictions and prohibitions restrict our ability to enter or expand our operations in the applicable jurisdictions.
We face competition from the illegal cannabis market.
We face competition from illegal dispensaries and the illegal market that are unlicensed and unregulated, and that are selling cannabis and cannabis products, including products with higher concentrations of active ingredients, using flavors or other additives or engaging in advertising and promotion activities that we are not permitted to. As these illegal market participants do not comply with the regulations governing the cannabis industry, their operations may also have significantly lower costs. The perpetuation of the illegal market for cannabis may have a material adverse effect on our business, results of operations, as well as the perception of cannabis use.
We may not be able to successfully develop new products or find a market for their sale.
The legal cannabis and U.S. hemp industries are in their early stages of development and it is likely that we, and our competitors, will seek to introduce new products in the future. In attempting to keep pace with any new market developments, we may need to spend significant amounts of capital in order to successfully develop and generate revenues from new products we introduce. In addition, we may be required to obtain additional regulatory approvals from Health Canada, the FDA and any other applicable regulatory authority, which may take significant amounts of time. We may not be successful in developing effective and safe new products, bringing such products to market in time to be effectively commercialized, or obtaining any required regulatory approvals, and, in the event we are successful, it is possible that there may be little or no demand for the products we develop, which, together with any capital expenditures made in the course of such product development and regulatory approval processes, may have a material adverse effect on our business, financial condition and results of operations.
We are subject to risks related to the protection and enforcement of our intellectual property rights, and we may be unable to protect or enforce our intellectual property rights.
The ownership and protection of our intellectual property rights is a significant aspect of our future success. Currently we rely on trade secrets, technical know-how, proprietary information and certain patent filings to maintain our competitive position. We try to protect our intellectual property by seeking and obtaining registered protection where possible, developing and implementing standard operating procedures to protect trade secrets, technical know-how and proprietary information, and entering into agreements with parties that have access to our inventions, trade secrets, technical know-how and proprietary information, such as our partners, collaborators, employees and consultants, to protect confidentiality and ownership. We also seek to preserve the integrity and confidentiality of our inventions, trade secrets, technical know-how and proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, and we seek to protect our trademarks and the goodwill associated therewith by monitoring and enforcing against unauthorized use of our trademarks.
It is possible that we will inadvertently disclose or otherwise fail to protect our inventions, trade secrets, technical know-how or proprietary information, or will fail to identify our inventions or trademarks as patentable or registrable intellectual property, or fail to obtain patent or registered trademark protection therefor.
We may be unable to protect our inventions, trade secrets, and other intellectual property from discovery or unauthorized use.
In relation to our agreements with parties that have access to our intellectual property, any of these parties may breach their obligations to us, and we may not have adequate remedies for such breach. In relation to our security measures, such security measures may be breached and we may not have adequate remedies for such breach. In addition, our intellectual property that has not yet been applied for or registered may otherwise become known to, or be independently developed by, competitors, or may already be the subject of applications for intellectual property registrations filed by our competitors, which may have a material adverse effect on our business, financial condition and results of operations.
We cannot provide any assurances that our inventions, trade secrets, technical know-how and other proprietary information will not be disclosed in violation of agreements, or that competitors will not otherwise gain access to our intellectual property or independently develop and file applications for intellectual property rights in a manner that adversely impacts our intellectual property rights. Unauthorized parties may attempt to replicate or otherwise obtain and use our inventions, trade secrets, technical know-how and proprietary information. Policing the unauthorized use of our current or future intellectual property rights could be difficult, expensive, time-consuming and unpredictable, as may be enforcing these rights against unauthorized use by others. Identifying unauthorized use of intellectual property rights is difficult as we may be unable to effectively monitor and evaluate the products being distributed by our competitors, including parties such as unlicensed dispensaries, and the processes used to produce such products. Additionally, if the steps taken to identify and protect our trade secrets are inadequate, we may be unable to enforce our rights in them against third parties.
Our intellectual property rights may be invalid or unenforceable under applicable laws, and we may be unable to have issued or registered, and unable to enforce, our intellectual property rights.
The laws and positions of intellectual property offices administering such laws regarding intellectual property rights relating to cannabis and cannabis-related products are constantly evolving, and there is uncertainty regarding which countries will permit the filing, prosecution, issuance, registration and enforcement of intellectual property rights relating to cannabis and cannabis-related products.
Specifically, we have sought trademark protection in many countries, including Canada, the U.S. and others. Our ability to obtain registered trademark protection for cannabis and cannabis-related goods and services (including hemp and hemp-related goods and services), may be limited in certain countries outside of Canada, including the U.S., where registered federal trademark protection is currently unavailable for trademarks covering the sale of U.S. Schedule I cannabis products or certain goods containing U.S. hemp-derived CBD (such as dietary supplements and foods) until the FDA provides clearer guidance on the regulation of such products; and including Europe, where laws on the legality of cannabis use are not uniform, and trademarks cannot be obtained for products that are “contrary to public policy or accepted principles of morality.” Accordingly, our ability to obtain intellectual property rights or enforce intellectual property rights against third-party uses of similar trademarks may be limited in certain countries.
Moreover, in any infringement proceeding, some or all of our current or future trademarks, patents or other intellectual property rights or other proprietary know-how, or arrangements or agreements seeking to protect the same for our benefit, may be found invalid, unenforceable, anti-competitive or not infringed. An adverse result in any litigation or defense proceedings could put one or more of our current or future trademarks, patents or other intellectual property rights at risk of being invalidated or interpreted narrowly and could put existing intellectual property applications at risk of not being issued. Any or all of these events could materially and adversely affect our business, financial condition and results of operations.
We cannot offer any assurances about which, if any, patent applications will issue, the breadth of any such patent or whether any issued patents will be found invalid or unenforceable or which of our products or processes will be found to infringe upon the patents or other proprietary rights of third parties. Any successful opposition to future issued patents could deprive us of rights necessary for the successful commercialization of any new products or processes that we may develop.
Also, there is no guarantee that any patent or other intellectual property applications that we file will result in registration or any enforceable intellectual property rights. Further, there is no assurance that we will find all potentially relevant prior art relating to any patent applications that we file, which may prevent a patent from issuing from a patent application or invalidate any patent that issues from such application. Even if patents do successfully issue, and cover our products and processes, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, found unenforceable or invalidated. Furthermore, even if they are unchallenged, any patent applications and future patents may not adequately protect our intellectual property rights, provide exclusivity for our products or processes or prevent others from designing around any issued patent claims. Any of these outcomes could impair our ability to prevent competition from third parties, which could materially and adversely affect our business, financial condition and results of operations.
We may be subject to allegations that we are in violation of third-party intellectual property rights, and we may be found to infringe third-party intellectual property rights, possibly without the ability to obtain licenses necessary to use such third-party intellectual property rights.
Other parties may claim that our products infringe on their intellectual property rights, including with respect to patents, and our operation of our business, including our development, manufacture and sale of our goods and services, may be found to infringe third-party intellectual property rights. There may be third-party patents or patent applications with claims to products or processes related to the manufacture, use or sale of our products and processes. There may be currently pending patent applications, some of which may still be confidential, that may later result in issued patents that our products or processes may infringe. In addition, third parties may obtain patents in the future and claim that use of our inventions, trade secrets, technical know-how and proprietary information, or the manufacture, use or sale of our products infringes upon those patents. Third parties may also claim that our use of our trademarks infringes upon their trademark rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, legal fees, result in injunctions, temporary restraining orders, other equitable relief, and/or require the payment of damages, any or all of which may have an adverse impact on our business. In addition, we may need to obtain licenses from third parties who allege that we have infringed on their lawful rights. Such licenses may not be available on terms acceptable to us, and we may be unable to obtain any licenses or other necessary or useful rights under third-party intellectual property.
Our germplasm relies heavily on intellectual property, and we may be unable to protect, register or enforce our intellectual property rights in germplasm, and may infringe third-party intellectual property rights with respect to germplasm, possibly without the ability to obtain licenses necessary to use such third-party intellectual property rights.
Germplasm, including seeds, clones and cuttings, is the genetic material used in new cannabis varieties and hybrids. We use advanced breeding technologies to produce cannabis germplasm (hybrids and varieties) with superior performance. We rely on parental varieties for the success of our breeding program. Although we believe that the parental germplasm is proprietary to us, we may need to obtain licenses from third parties who may allege that we have appropriated their germplasm or their rights to such germplasm. Such licenses may not be available on terms acceptable to us, and we may be unable to obtain any licenses or other necessary or useful rights under third-party intellectual property. We seek to protect our parental germplasm, as appropriate, relying on intellectual property rights, including rights related to inventions (patents and plant breeders’ rights), trade secrets, technical know-how, and proprietary information. There is a risk that we will fail to protect such germplasm or that we will fail to register rights in relation to such germplasm.
We also seek to protect our parental germplasm, hybrids and varieties from pests and diseases and enhance plant productivity and fertility, and we research products to protect against crop pests and fungus. There are several reasons why new product concepts in these areas may be abandoned, including greater than anticipated development costs, technical difficulties, regulatory obstacles, competition, inability to prove the original concept, lack of demand and the need to divert focus, from time to time, to other initiatives with perceived opportunities for better returns. The processes of breeding, development and trait integration are lengthy, and the germplasm we test may not be selected for commercialization. The length of time and the risk associated with breeding may affect our business. Our sales depend on our germplasm. Commercial success frequently depends on being the first company to the market, and many of our competitors are also making considerable investments in similar new and improved cannabis germplasm products. Consequently, there is no assurance that we will develop and deliver new cannabis germplasm products to the markets we serve on a timely basis.
Finally, we seek to protect our germplasm, hybrids and varieties from accidental release, theft, misappropriation and sabotage by maintaining physical security of our premises. However, such security measures may be insufficient or breached, and we may not have adequate remedies in the case of any such breach.
We receive licenses to use some third-party intellectual property rights; the failure of the owner of such intellectual property to properly maintain or enforce the intellectual property underlying such licenses, or our inability to maintain such licenses, could have a material adverse effect on our business, financial condition and performance.
We are party to licenses granted by third parties, including through MedMen Canada and the Ginkgo Strategic Partnership, that give us rights to use third-party intellectual property that is necessary or useful to our business. Our success will depend, in part, on the ability of the applicable licensor to maintain and enforce its licensed intellectual property against other third parties, particularly intellectual property rights to which we have secured exclusive rights. Without protection for the intellectual property we have licensed, other companies might be able to offer substantially similar products for sale, or utilize substantially similar processes, any of which could have a material adverse effect on our business, financial condition and results of operations.
Any of our licensors may allege that we have breached our license agreements with those licensors, whether with or without merit, and accordingly seek to terminate our applicable licenses. If successful, this could result in our loss of the right to use applicable licensed intellectual property, which could adversely affect our ability to commercialize our products or services, as well as have a material adverse effect on our business, financial condition and results of operations.
The technologies, process and formulations we use may face competition or become obsolete.
Rapidly changing markets, technology, emerging industry standards and frequent introduction of new products characterize our business. The introduction of new products embodying new technologies, including new manufacturing processes or formulations, and the emergence of new industry standards may render our products obsolete, less competitive or less marketable. The process of developing our products is complex and requires significant continuing costs, development efforts and third-party commitments, including licensees, researchers, collaborators and lenders. Our failure to develop new technologies and products and the obsolescence of existing technologies or processes could adversely affect our business, financial condition and results of operations. We may be unable to anticipate changes in our potential customer requirements that could make our existing technology, processes or formulations obsolete. Our success will depend, in part, on our ability to continue to enhance our existing technologies, develop new technology that addresses the increasing sophistication and varied news of the market, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our proprietary technology, processes and formulations entails significant technical and business risks. We may not be successful in using our new technologies or exploiting our niche markets effectively or adapting our business to evolving customer or medical requirements or preference or emerging industry standards.
We may not be able to achieve or maintain profitability and may continue to incur losses in the future.
We have incurred losses in recent periods. We may not be able to achieve or maintain profitability and may continue to incur significant losses in the future. In addition, we expect to continue to increase operating expenses as we implement initiatives to continue to grow our business. If our revenues do not increase to offset these expected increases in costs and operating expenses, we will not be profitable. If our revenue declines or fails to grow at a rate faster than our operating expenses, and we are unable to secure funding under terms that are favorable or acceptable to us, or at all, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We may not achieve profitability in the future and, even if we do become profitable, we might not be able to sustain that profitability.
We may not be able to secure adequate or reliable sources of funding required to operate our business.
There is no guarantee that we will be able to achieve our business objectives. Our continued development may require additional financing. The failure to raise such capital could result in a delay or indefinite postponement of our current business objectives or in our inability to continue to operate our business. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to us. If additional funds are raised through issuances of equity or convertible debt securities, existing shareholders could suffer significant dilution, and any new equity securities issued could have rights, preferences and privileges superior to those of holders of common shares. In addition, from time to time, we may enter into transactions to acquire assets or the equity of other companies. These transactions may be financed wholly or partially with debt, which may temporarily increase our debt levels above industry standards. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions or other strategic joint venture opportunities.
We had negative operating cash flow for the fiscal years ending December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015, December 31, 2014 and December 31, 2013. If we continue to have negative cash flow into the future, additional financing proceeds may need to be allocated to funding this negative cash flow in addition to our operational expenses. We may require additional financing to fund our operations to the point where we are generating positive cash flows. Continued negative cash flow may restrict our ability to pursue our business objectives.
We must rely largely on our own market research to forecast sales and market demand and market prices which differ from our forecasts.
We must rely largely on our own market research to forecast sales as detailed forecasts are not generally obtainable from other sources at this early stage of the cannabis or U.S. hemp industries. Our market research and sales forecasts, together with factors such as our expectations regarding market conditions, including prices, influence capital expenditure levels, inventory levels, production and supply chain capacity and operating expenses and if such forecasts and expectations prove to be inaccurate, this could have a material adverse effect on our business, financial condition and results of operations. For example, in the fourth quarter of 2019 we anticipate a material inventory write-down due, in part, to errors in forecasting the decline in market prices.
Our financial performance is subject to risks of foreign exchange rate fluctuation which could result in foreign exchange losses.
We may be exposed to fluctuations of the U.S. dollar against certain other currencies, particularly the Canadian dollar, because we publish our financial statements in U.S. dollars, while a significant portion of our assets, liabilities, revenues and costs are or will be denominated in other currencies. Exchange rates for currencies of the countries in which we operate may fluctuate in relation to the U.S. dollar, and such fluctuations may have a material adverse effect on our earnings or assets when translating foreign currency into U.S. dollars.
We could have difficulty transitioning the operations of businesses that we have acquired and will acquire.
The success of our acquisitions, including the Redwood Acquisition and the Cronos Fermentation Acquisition, depends upon our ability to transition any businesses that we acquire. The transitioning of acquired business operations could disrupt our business by causing unforeseen operating difficulties, diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business. The difficulties of transitions could be increased by the necessity of coordinating geographically dispersed organizations, coordinating personnel with disparate business backgrounds and managing different corporate cultures, or discovering previously unknown liabilities. In addition, we could be unable to retain key employees or customers of the acquired businesses. We could face transition issues including those related to operations, internal controls, information systems and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates or these acquisitions could fail to complete successfully. Any of these items could adversely affect our results of operations.
Our production facilities are integral to our operations and any adverse changes or developments affecting our facilities may impact our business, financial condition and results of operations.
Our activities and resources are focused on various production and manufacturing facilities including in the U.S. (for U.S. hemp products), Canada and Israel. Some licenses are specific to those facilities. Adverse changes or developments affecting our facilities, including but not limited to a breach of security or a force majeure event, could have a material and adverse effect on our business, financial condition and prospects. Any breach of the security measures and other facility requirements, including any failure to comply with recommendations or requirements arising from inspections by regulatory agencies, could also have an impact on our ability to continue operating under our licenses or the prospect of renewing our licenses or could result in a revocation of our licenses.
We bear the responsibility for all of the costs of maintenance and upkeep at our facilities and our operations and financial performance may be adversely affected if our facilities are unable to keep up with maintenance requirements.
We may experience breaches of security at our facilities or fraudulent or unpermitted data access or other cyber-security breaches, which may cause our customers to lose confidence in our security and data protection measures and may expose us to risks related to breaches of applicable privacy laws.
Given the nature of our product and our lack of legal availability outside of certain legalized or regulated retail or distribution channels, as well as the concentration of inventory in our facilities, despite meeting or exceeding the applicable security requirements under applicable law, there remains a risk of theft. A security breach at one of our facilities could expose us to additional liability and to potentially costly litigation, increase expenses relating to the resolution and future prevention of these breaches and may deter potential customers from choosing our products.
In addition, we collect and store personal information about our customers and are responsible for protecting that information from privacy breaches. A privacy breach may occur through a variety of sources, including, without limitation, procedural or process failure, information technology malfunction, deliberate unauthorized intrusions, computer viruses, cyber-attacks and other electronic security breaches. Theft of data for competitive purposes, such as customer lists and preferences, is an ongoing risk whether perpetrated via employee collusion or negligence or through deliberate cyber-attack. Any such theft or privacy breach would have a material adverse effect on our business, financial condition and results of operations.
We are dependent upon information technology systems in the conduct of our operations and we collect, store and use certain sensitive data, intellectual property, our proprietary business information and certain personally identifiable information of our employees and customers on our networks. Any fraudulent, malicious or accidental breach of our data security could result in unintentional disclosure of, or unauthorized access to, third-party, customer, vendor, employee or other confidential or sensitive data or information, which could potentially result in additional costs to us to enhance security or to respond to occurrences, lost sales, violations of privacy or other laws, penalties, fines, regulatory action or litigation. In addition, media or other reports of perceived security vulnerabilities to our systems or those of our third-party suppliers, even if no breach has been attempted or occurred, could adversely impact our brand and reputation and customers could lose confidence in our security measures and reliability, which would harm our ability to retain customers and gain new ones. If any of these were to occur, it could have a material adverse effect on our business and results of operations.
In addition, there are a number of federal, state and provincial laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. The privacy rules under the Personal Information Protection and Electronics Documents Act (Canada) (“PIPEDA”) protect medical records and other personal health information by limiting their use and disclosure of health information to the minimum level reasonably necessary to accomplish the intended purpose and apply to our operations globally. If we were to be found to be in violation of the privacy or security rules under PIPEDA or other applicable laws protecting the confidentiality of patient health information in jurisdictions we operate in, we could be subject to sanctions and civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, results of operations and financial condition. Additional jurisdictions in which we operate or which we may enter also have data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of sensitive personal information. The interpretation and enforcement of such laws and regulations are uncertain and subject to change, and may require substantial costs to monitor and implement compliance with any additional requirements. Failure to comply with data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.

We may be subject to, or prosecute, litigation in the ordinary course of our marketing, distribution and sale of our products.
We are subject to litigation, claims and other legal and regulatory proceedings from time to time in the ordinary course of our marketing, distribution and sale of our products, some of which may adversely affect our business, financial condition and results of operations. Several companies in the U.S. hemp-derived CBD industry have recently become party to an increasing number of purported class actions lawsuits relating to their food and dietary supplement products containing U.S. hemp-derived CBD. Should we face similar class actions filed against us, plaintiffs in such class action lawsuits, as well as in other lawsuits against us, may seek very large or indeterminate amounts, including punitive damages, which may remain unknown for substantial periods of time. Should any litigation in which we become involved be determined against us, such a decision could adversely affect our ability to continue operating, adversely affect the market price for the common shares and require the use of significant resources. Even if we are involved in litigation and win, litigation can redirect significant resources. Litigation may also create a negative perception of our brands, which could have an adverse effect on our business, financial condition and results of operations. See Item 3 of this Annual Report for more details on our legal proceedings.
We may be subject to product liability claims.
As a manufacturer and distributor of products designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of cannabis and U.S. hemp products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of cannabis or U.S. hemp products alone or in combination with other medications or substances could occur as described under “- There is limited long-term data with respect to the efficacy and side effects of our products and future clinical research studies on the effects of cannabis, hemp and cannabinoids may lead to conclusions that dispute or conflict with our understanding and belief regarding their benefits, viability, safety, efficacy, dosing and social acceptance.” We may be subject to various product liability claims, including, among others, that our products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our clients and consumers generally, and could have a material adverse effect on our business, financial condition and results of operations.
There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of products.
Our products have in the past and may in the future be subject to recalls.
Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labelling disclosure. For example, on May 5, 2017, Peace Naturals announced a voluntary recall with the support of Health Canada for products sold between November 26, 2015 and March 13, 2017. Peace Naturals was notified by Health Canada that upon testing a random cannabis leaf sample, trace levels of Piperonyl Butoxide (“PBO”) were discovered at 0.78 parts per million (ppm). PBO is an organic compound known as a synergist. Root cause analysis conducted by Peace Naturals concluded that this was the result of cross-contamination. The source of the PBO was a Pest Management Regulatory Agency approved product that was used to sanitize empty rooms between harvests and which is no longer used.
If one or more of our products are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin, or at all. In addition, a product recall may require significant management attention. Although we have detailed procedures in place for testing finished products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one or more of our products were subject to recall, the public perception of that product and us could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for products produced by us and could have a material adverse effect on our business, financial condition and results of operations. Additionally, product recalls may lead to increased scrutiny of our operations by Health Canada, the FDA, the DEA or other regulatory agencies, requiring further management attention and potential legal fees and other expenses. Furthermore, any product recall affecting the cannabis or U.S. hemp industries more broadly could lead consumers to lose confidence in the safety and security of the products sold by participants in these industries generally, which could have a material adverse effect on our business, financial condition and results of operations.

The presence of trace amounts of THC in our U.S. hemp products not intended to contain THC may cause adverse consequences to users of such products that will expose us to the risk of liability and other consequences.
Some of our products that are intended to primarily contain U.S. hemp-derived CBD, or other products, may contain trace amounts of THC. THC is an illegal or controlled substance in many jurisdictions, including under the federal laws of the U.S. Whether or not ingestion of THC (at low levels or otherwise) is permitted in a particular jurisdiction, there may be adverse consequences to consumers of our U.S. hemp products who test positive for any amounts of THC, even trace amounts, because of the presence of unintentional amounts of THC in our U.S. hemp products. In addition, certain metabolic processes in the body may negatively affect the results of drug tests. As a result, we may have to recall our products from the market. Positive tests for THC may adversely affect our reputation, our ability to obtain or retain customers and individuals’ participation in certain athletic or other activities. A claim or regulatory action against us based on such positive test results could materially and adversely affect our business, financial condition, operating results, liquidity, cash flow and operational performance.
We are dependent on our senior management.
Our success is dependent upon the ability, expertise, judgment, discretion and good faith of our senior management. While employment agreements are customarily used as a primary method of retaining the services of key employees, these agreements cannot assure the continued services of our senior management team. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. The loss of the services of a member of senior management, or an inability to attract other suitably qualified persons when needed, could have a material adverse effect on our ability to execute on our business plan and strategy, and we may be unable to find adequate replacements on a timely basis, or at all. We do not maintain key-person insurance on the lives of any of our officers or employees.
We may be unable to attract or retain skilled labor and personnel with experience in the cannabis sector, and may be unable to attract, develop and retain additional employees required for our operations and future developments.
We may be unable to attract or retain employees with sufficient experience in the cannabis industry, and may prove unable to attract, develop and retain additional employees required for our development and future success.
Our success is currently largely dependent on the performance of our skilled employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them.
Further, certain shareholders, directors, officers and employees in our Canadian operations may require security clearance from Health Canada. Under the Cannabis Act, a security clearance cannot be valid for more than five years and must be renewed before the expiry of a current security clearance. There is no assurance that any of our existing personnel who presently or may in the future require a security clearance will be able to obtain or renew such clearances or that new personnel who require a security clearance will be able to obtain one. A failure by an employee to maintain or renew his or her security clearance may result in a material adverse effect on our business, financial condition and results of operations. In addition, if an employee with security clearance leaves and we are unable to find a suitable replacement that has a security clearance required by the Cannabis Act in a timely manner, or at all, there could occur a material adverse effect on our business, financial condition and results of operations.
The inability of our customers to meet their financial or contractual obligations to us may result in disruption to our supply chain, operations and could result in financial losses.
We have exposure to several customers who are license holders and, at least some of these customers are experiencing financial difficulties. In addition, we also face exposure to our third-party cannabis suppliers who may face financial difficulties and which would impact our supply of cannabis material. We have in the past, and may in the future, have disruptions in our supply chain and need to take allowances against and need to write off receivables due to the creditworthiness of these customers.
Further, the inability of these customers to purchase our products could materially adversely affect our results of operations.
We rely on third-party distributors to distribute our products, and those distributors may not perform their obligations.
We rely on third-party distributors, including pharmaceutical distributors and other courier services, and may in the future rely on other third parties, to distribute our products. If these distributors do not successfully carry out their contractual duties or terminate or suspend their contractual arrangements with us, if there is a delay or interruption in the distribution of our products or if these third parties damage our products, it could negatively impact our revenue. In addition, any damage to our products, such as product spoilage, could expose us to potential product liability, damage our reputation and the reputation of our brands or otherwise harm our business.

We are vulnerable to third-party transportation risks.
We depend on fast and efficient courier services to distribute our products to our customers. Any prolonged disruption of this courier service may have a material adverse effect on our business, financial condition and results of operations. Rising costs associated with the courier services used by us to ship our products may also have a material adverse effect on our business, financial condition and results of operations.
Due to the nature of our products, security of the product during transportation to and from our facilities is particularly important. A breach of security during transport or delivery could have a material adverse effect on our business, financial condition and results of operations. Any breach of the security measures during transport or delivery, including any failure to comply with applicable recommendations or requirements, could also have an impact on our ability to continue operating under our licenses or the prospect of renewing our licenses.
We rely on third-party testing and analytical methods which are validated but still being standardized.
We are required to test our cannabis and U.S. hemp products in various jurisdictions such as Canada, the U.S. and Germany with independent third-party testing laboratories for, among other things, cannabinoid levels. However, testing methods and analytical assays for cannabinoid levels of detection vary among different testing laboratories. There is currently no industry consensus on standards for testing methods or compendium of analytical assays or standard levels of detection.  The detected and reported cannabinoid content in our cannabis and U.S. hemp products therefore can differ depending on the laboratory and testing methods (analytical assays) used. Variations in reported cannabinoid content will likely continue until the relevant regulatory agencies and independent certification bodies (e.g., ISO, USP) collaborate to develop, publish and implement standardized testing approaches for cannabis (including U.S. hemp), cannabinoids and their derivative products.  Such differences could cause confusion with our consumers which could lead to a negative perception of us and our products, increase the risk of litigation regarding cannabinoid content and regulatory enforcement action and could make it more difficult for us to comply with regulatory requirements regarding contents of ingredients and packaging and labeling.
We will seek to maintain adequate insurance coverage in respect of the risks we face, however, insurance premiums for such insurance may not continue to be commercially justifiable and there may be coverage limitations and other exclusions which may not be sufficient to cover our potential liabilities.
We have insurance to protect our assets, operations and employees. While we believe our insurance coverage addresses all material risks to which we are exposed in our current state of operations, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which we are exposed. For example, certain wholesalers, distributors, retailers and other service providers may require suppliers of U.S. hemp products to provide an indemnification from liability in connection with such products, which may not be covered by insurance. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, there could be a material adverse effect on our business, financial condition and results of operations.
Tax and accounting requirements may change or be interpreted in ways that are unforeseen to us and we may face difficulty or be unable to implement and/or comply with any such changes.
We are subject to numerous tax and accounting requirements, and changes in existing accounting or taxation rules or practices, or varying interpretations of current rules or practices, could have a significant adverse effect on our financial results, the manner in which we conduct our business or the marketability of any of our products. In many countries, including the U.S., we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned and are taxed accordingly. Although we believe that we are in substantial compliance with all applicable regulations and restrictions, we are subject to the risk that governmental authorities could audit our transfer pricing and related practices and assert that additional taxes are owed. In the future, the geographic scope of our business may expand, and such expansion will require us to comply with the tax laws and regulations of additional jurisdictions. Requirements as to taxation vary substantially among jurisdictions. Complying with the tax laws of these jurisdictions can be time consuming and expensive and could potentially subject us to penalties and fees in the future if we were to inadvertently fail to comply. In the event that we were to inadvertently fail to comply with applicable tax laws, this could have a material adverse effect on our business, financial condition and results of operations.

Natural disasters, unusual weather, pandemic outbreaks, boycotts and geo-political events or acts of terrorism could adversely affect our operations and financial results.
The occurrence of one or more natural disasters, such as hurricanes, floods and earthquakes, unusually adverse weather, pandemic outbreaks, such as the Covid-19 virus, influenza and other highly communicable diseases or viruses, boycotts and geo-political events, such as civil unrest in countries in which our operations are located and acts of terrorism, or similar disruptions could adversely affect our business, financial condition and results of operations. These events could result in physical damage to one or more of our properties, increases in fuel or other energy prices, the temporary or permanent closure of one or more of our facilities, the temporary lack of an adequate workforce in a market, the temporary or long-term disruption in the supply of products from suppliers, the temporary disruption in the transport of goods, delay in the delivery of goods to our facilities, and disruption to our information systems. Such events could also negatively impact consumer sentiment, reduce demand for consumer products like ours and cause general economic slowdown. We currently import our batteries and cartridges from China. As a result of the Covid-19 virus outbreak in China and other countries, we face delays of deliveries of batteries for our cannabis vaporizers from manufacturers in China. While we currently have sufficient supply to meet our current commitments to our customers and forecasted demand for the next thirty days, if the outbreak persists, we will need to find an alternative supplier of batteries and may only be able to do so at a higher cost or with delays. These factors could otherwise disrupt our operations and could have an adverse effect on our business, financial condition and results of operations.
Risks relating to our Common Shares
The market price for the common shares may be volatile and subject to fluctuation in response to numerous factors, many of which are beyond our control.
The market price for the common shares may be volatile and subject to wide fluctuations in response to many factors, including:

•	actual or anticipated fluctuations in our results of operations;

•	changes in estimates of our future results of operations by us or securities research analysts;

•	changes in the economic performance or market valuations of other companies that investors deem comparable to us;

•	additions or departures of our executive officers and other key personnel;

•	transfer restrictions on outstanding common shares;

•	sales of additional common shares or the perception in the market that such sales might occur;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	news reports relating to trends, concerns or competitive developments, regulatory changes or enforcement actions and other related issues in our industry or target markets;

•	investors’ general perception of us and the public’s reaction to our press releases, our other public announcements and our filings with the SEC and Canadian securities regulators;

•	reports by industry analysts, investor perceptions, and market rumors or speculation; and

•	negative announcements by our customers, competitors or suppliers regarding their own performance.
For example, reports by industry analysts, investor perceptions, market rumors or speculation could trigger a sell-off in our common shares. Any sales of substantial numbers of the common shares in the public market or the perception that such sales might occur may cause the market price of the common shares to decline. In addition, to the extent that other large companies within our industries experience declines in their stock price, the share price of our common shares may decline as well. Moreover, if the market price of our common shares drops significantly, shareholders may institute securities class action lawsuits against us. Lawsuits against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.
Financial markets continue to experience significant price and volume fluctuations that have particularly affected the market prices of equity securities of companies and that have, in many cases, been unrelated to the operating performance, underlying asset values or prospects of such companies. Accordingly, the market price of our common shares may decline even if our results of operations, underlying asset values or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. In addition, certain institutional investors may base their investment decisions on consideration of our environmental, governance, diversity and social practices and performance against such institutions’ respective investment guidelines and criteria, and failure to meet such criteria may result in limited or no investment in our common shares by those institutions, which could adversely affect the trading price of our common shares. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue, our business and financial condition could be adversely impacted and the trading price of the common shares may be adversely affected.
Securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. We have been the target of such litigation and may in the future be the target of similar litigation. Regardless of merit, such litigation could result in substantial costs and damages and divert management’s attention and resources, which could adversely affect our business. Any adverse determination in litigation against us could also subject us to significant liabilities.
We are a large accelerated filer and are no longer a foreign private issuer or an emerging growth company, which could result in significant additional costs and expenses to us.
As of the closing date of the Altria Investment, Altria beneficially owned approximately 45% of our issued and outstanding common shares (calculated on a non-diluted basis) and, if exercised in full on such date, the exercise of the Altria Warrant would result in Altria holding a total ownership interest in us of approximately 55% of our issued and outstanding common shares (calculated on a non-diluted basis). As a result of the Altria Investment, we have determined that we no longer qualified as a foreign private issuer (within the meaning of Rule 3b-4 under the Exchange Act) as of June 28, 2019. While we were able to report on foreign private issuer forms until December 31, 2019, we are now required to report on U.S. domestic issuer forms as of January 1, 2020, and to comply with related requirements from which we had previously been exempt, such as the proxy statement requirements of Regulation 14A under the Exchange Act and the insider reporting and short-swing profit requirements of Section 16 of the Exchange Act.
The regulatory and compliance costs to us under U.S. securities laws as a U.S. domestic issuer will be greater than the costs incurred as a Canadian foreign private issuer. We are now required to prepare our financial statements in compliance with U.S. GAAP rather than International Financial Reporting Standards, are not eligible to use foreign private issuer forms and are required to file periodic and current reports and registration statements with the SEC on U.S. domestic issuer forms, which are generally more detailed and extensive than the forms available to foreign private issuers. In addition, we may no longer rely upon exemptions from certain corporate governance requirements on Nasdaq that are available to foreign private issuers.
Additionally, based on the market value of our equity securities held by non-affiliates as of June 28, 2019, we became a large accelerated filer, and are no longer an emerging growth company, as of December 31, 2019. As of such date, we are no longer permitted to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are emerging growth companies. These exemptions include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404(b), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, we may incur significant additional expenses that we did not previously incur. Moreover, once we are no longer an “emerging growth company,” the cost of compliance with Section 404 will require us to incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. If we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting as material weaknesses, we may be required to make prospective or retroactive changes to our financial statements, consider other areas for further attention or improvement, or be unable to obtain the required attestation in a timely manner, if at all.
We may require additional capital in the future or be required to issue common shares pursuant to certain of our agreements which may dilute holders of our securities.
We may need to raise additional funds through public or private debt or equity financings as discussed under “- We may not be able to secure adequate or reliable sources of funding required to operate our business.” above.
Additionally, we may be required to issue additional common shares pursuant to the Altria Warrant and the Ginkgo Collaboration Agreement. See “- Any common shares issued pursuant to the exercise of the Altria Warrant will dilute shareholders.” Pursuant to the Ginkgo Collaboration Agreement, upon Ginkgo’s demonstration that the microorganisms are capable of producing the target cannabinoids above a minimum productivity level, we will issue to Ginkgo up to approximately 14.7 million common shares in the aggregate. Tranches of these common shares will be issued as each of the Equity Milestone Events is reached. The issuance of such common shares, if any, would dilute holders of common shares.
Holders of common shares will have no pre-emptive rights in connection with such further issuances. Our Board has the discretion to determine if an issuance of common shares is warranted, the price at which such issuance is effected and the other terms of issue of common shares. Any additional capital raised through the sale of equity will dilute the percentage of ownership of holders of our common shares. Capital raised through debt financing would require us to make periodic interest payments and may impose restrictive covenants on the conduct of our business.
A substantial number of our securities are owned by a limited number of existing shareholders.
Our management, directors and employees own a substantial number of our outstanding common shares (on a fully diluted basis). In addition, as of the closing date of the Altria Investment, Altria beneficially owned approximately 45% of our outstanding common shares (calculated on a non-diluted basis). As such, our management, directors and employees, as a group, and Altria each are in a position to exercise significant influence over matters requiring shareholder approval, including the election of directors and the determination of significant corporate actions. In addition, these shareholders could delay or prevent a change in control that could otherwise be beneficial to holders of common shares.
It is not anticipated that any dividend will be paid to holders of common shares for the foreseeable future.
No dividends on the common shares have been paid to date. We currently intend to retain future earnings, if any, for future operation and expansion. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, financial results, cash requirements, contractual restrictions and other factors that the Board may deem relevant. As a result, investors may not receive any return on an investment in our common shares unless they sell their shares for a price greater than that which such investors paid for them.
Investors in the U.S. may have difficulty bringing actions and enforcing judgments against us and others based on securities law civil liability provisions.
We are incorporated under the laws of the Province of Ontario and our head office is located in the Province of Ontario. Some of our directors and officers and some of the experts named in this Annual Report are residents of Canada or otherwise reside outside of the U.S., and a substantial portion of their assets and our assets are located outside the U.S. Consequently, it may be difficult for investors in the U.S. to bring an action against such directors, officers or experts or to enforce against those persons or us a judgment obtained in a U.S. court predicated upon the civil liability provisions of U.S. federal securities laws or other laws of the U.S. In addition, while statutory provisions exist in Ontario for derivative actions to be brought in certain circumstances, the circumstances in which a derivative action may be brought, and the procedures and defenses that may be available in respect of any such action, may be different than those of shareholders of a company incorporated in the U.S.
If we are a passive foreign investment company for U.S. federal income tax purposes in any year, certain adverse tax rules could apply to U.S. Holders of our common shares.
Based on current business plans and financial expectations, we do not expect to be a passive foreign investment company (“PFIC”) for the current taxable year ending December 31, 2020 and do not expect to become a PFIC in the foreseeable future. However, PFIC status is determined annually and depends upon the composition of a company’s income and assets and the market value of its shares from time to time. Therefore, there can be no assurance as to our PFIC status for the current taxable year or for future taxable years. The value of our assets will be based, in part, on the then market value of common shares, which is subject to change. We will be classified as a PFIC for any taxable year for U.S. federal income tax purposes if for a taxable year, (i) 75% or more of our gross income is passive income or (ii) 50% or more of the value of our assets either produce passive income or are held for the production of passive income, based on the quarterly average of the fair market value of such assets.
If we are a PFIC for any taxable year during which a U.S. Holder (as defined below) holds our common shares, such U.S. Holders could be subject to adverse U.S. federal income tax consequences (whether or not we continue to be a PFIC). For example, U.S. Holders may become subject to increased tax liabilities under U.S. federal income tax laws and regulations, and will become subject to burdensome reporting requirements. If we are a PFIC during a taxable year in which a U.S. Holder holds our common shares, such U.S. Holder may be able to make a “qualified electing fund” election (a “QEF Election”) or, alternatively, a “mark-to-market” election that could mitigate the adverse U.S. federal income tax consequences that would otherwise apply to such U.S. Holder. Upon request of a U.S. Holder, we intend to provide the information necessary for a U.S. Holder to make applicable QEF Elections. In addition, under certain attribution rules, if we are a PFIC, U.S. Holders will generally be deemed to own their proportionate share of our direct or indirect equity interest in any company that is also a PFIC (a “Subsidiary PFIC”). U.S. Holders may need to make one or more elections with respect to any Subsidiary PFIC in order to mitigate the adverse U.S. federal income tax consequences.
As used herein, “U.S. Holder” means a beneficial owner of our common shares that is (i) an individual who is a citizen or resident of the U.S. for U.S. federal income tax purposes, (ii) a corporation (or other entity taxable as a corporation for U.S. federal tax purposes) created or organized under the laws of the U.S. or any political subdivision thereof, including the states and the District of Columbia, (iii) an estate the income of which is subject to U.S. federal income tax regardless of its source, or (iv) a trust that (a) is subject to the primary supervision of a court within the U.S. and for which one or more U.S. persons have authority to control all substantial decisions or (b) has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person. U.S. Holders are urged to consult their own tax advisers as to whether we may be treated as a PFIC and the tax consequences thereof.
If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.
The trading market for our common shares depends, in part, on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our common shares or publish inaccurate or unfavorable research about our business, the trading price of our common shares would likely decline. In addition, if our results of operations fail to meet the forecast of analysts, the trading price of our common shares would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common shares could decrease, which might cause our trading price and trading volume to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Our executive offices are located in Toronto, Ontario in Canada, where we lease office space. As of December 31, 2019, our Rest of World segment owned various manufacturing facilities in the Canadian provinces of Manitoba, Ontario and British Columbia and in Hadera, Israel, as well as a R&D facility in Beit Shemesh, Israel. As of December 31, 2019, our United States segment leased office space and a manufacturing facility in Los Angeles, California. Management believes that our existing facilities are adequate to meet our current requirements and, to the extent that our facilities are leased, comparable space is readily available.
ITEM 3. LEGAL PROCEEDINGS.
The Company is subject to various legal proceedings in the ordinary course of its business and in connection with its marketing, distribution and sale of its products.  These legal proceedings are in the early stages of litigation and seek damages that may be unspecified or not quantified.  The Company does not believe that these legal proceedings, individually or in the aggregate, will have a material adverse effect on its financial condition but could be material to its results of operations for a quarterly period depending, in part, on its results for that quarter.

U.S. Hemp Business

A number of claims, including purported class actions, have been brought in the U.S. against companies engaged in the U.S. hemp business alleging, among other things, violations of state consumer protection, health and advertising laws.  Cronos and Redwood have received written threats of litigation with respect to Redwood’s marketing and sale of U.S. hemp products.  While as of February 28, 2020 no formal actions have been filed against the Company or Redwood, the Company anticipates that one or more actions may be filed against the Company and Redwood with respect to Redwood’s marketing and sale of U.S. hemp products, and the Company expects litigation and regulatory proceedings in this area to increase.

ITEM 4. MINE SAFETY DISCLOSURE.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITES.

Our common shares are traded on Nasdaq and the TSX under the symbol “CRON.”
Holders
As of February 25, 2020, there were approximately 77 holders of record of our common shares. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
Dividends
As of the date of this Annual Report, we have not declared any dividends or made any distributions on our common shares. Furthermore, we have no current intention to declare dividends on our common shares in the foreseeable future. Any decision to pay dividends on our common shares in the future will be at the discretion of the Board and will depend on, among other things, our results of operations, current and anticipated cash requirements and surplus, financial condition, any future contractual restrictions and financing agreement covenants, our ability to meet solvency tests imposed by corporate law and other factors that the Board may deem relevant.
Securities Authorized for Issuance under Equity Compensation Plans
Information concerning securities authorized for issuance under equity compensation plans will be set forth in the 2020 Proxy Statement, which will be filed within 120 days of our fiscal year end.
Purchases of Equity Securities by the Issuer and Affiliated Persons
None.
Recent Sales of Unregistered Securities
In March 2019, we closed the Altria Investment for gross proceeds of approximately C$2.4 billion (approximately $1.8 billion). The Altria Investment consisted of 149,831,154 of our common shares and the Altria Warrant, issued to wholly owned subsidiaries of Altria at an exercise price of C$19.00. Pursuant to the investor rights agreement between us and Altria, entered into in connection with the closing of the Altria Investment, we granted Altria top-up rights. Since the closing of the Altria Investment, Altria has exercised its top-up rights each time that top-up rights have been available for exercise, other in connection with its top-up rights for the fiscal quarter ended December 31, 2019. During the year ended December 31, 2019, we issued 6,742,383 common shares upon Altria’s exercise of top-up rights for gross cash proceeds of $67.1 million, in addition to the $16.0 million partial extinguishment of derivative liability. The Altria Investment and exercise of top-up rights thereunder was a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act. See the section titled “Altria Strategic Investment” in Item 1 of this Annual Report.
On September 5, 2019, as part of the consideration for our acquisition of Redwood, we issued 5,086,586 of our common shares to a number of accredited investors (each, an “accredited investor”), as defined in Rule 501 under the Securities Act, and sophisticated investors, as contemplated by Section 4(a)(2) of the Securities Act. Such common shares were issued in private placements in reliance on Section 4(a)(2) of the Securities Act.
On December 23, 2019, we issued 856,017 of our common shares to an accredited investor in a private placement in reliance on Section 4(a)(2) of the Securities Act in connection with the use of certain publicity rights in brand development. One-third of such common shares vested on January 31, 2020 with the remaining shares vesting in two equal instalments on (a) June 23, 2021, and (b) December 23, 2022. The total consideration paid for the issuance of such common shares was approximately $6 million.
Performance Graph
The following performance graph compares the cumulative total shareholder return of our common shares as listed on Nasdaq with the cumulative total return of the S&P 500 Index and a market-weighted index of publicly traded peers over the 22 month period beginning on February 27, 2018 and ending on December 31, 2019. The graph assumes that $100 is invested in each of our common shares, the S&P 500 Index, and the index of publicly traded peers on February 27, 2018 and that all dividends, if applicable, were reinvested. The publicly traded companies in the peer group are Aphria Inc., Aurora Cannabis Inc., CannTrust Holdings Inc., Canopy Growth Corporation, Green Thumb Industries Inc., GW Pharmaceuticals plc, HEXO Corporation, iAnthus Capital Holdings Inc., Organigram Holdings Inc. and Tilray Inc. (the “Peer Group”). Past performance may not be indicative of future performance.

Date	Cronos Group Inc.	S&P 500	Peer Group
February 27, 2018	$100.00	$100.00	$100.00
March 2018	$88.32	$97.46	$105.23
June 2018	$85.56	$100.81	$116.32
September 2018	$145.93	$108.58	$171.53
December 2018	$136.35	$93.90	$88.95
March 2019	$241.86	$106.71	$137.15
June 2019	$209.71	$111.31	$119.16
September 2019	$118.77	$113.20	$70.01
December 2019	$100.66	$123.46	$56.05
*$100 invested on 2/27/18 in stock or 2/28/18 in index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.

Because Cronos Group’s common shares are also traded on the TSX, we are providing additional information in order to enhance the reader’s understanding of our trading history. The following performance graph compares the cumulative total shareholder return of our common shares as listed on the TSX with the cumulative total return of the S&P 500 Index and a market-weighted index of the Peer Group over the five-year period beginning on December 16, 2014 and ending on December 31, 2019. The graph assumes that $100 is invested in each of our common shares, the S&P 500 Index, and the index of the Peer Group and that all dividends, if applicable, were reinvested. Past performance may not be indicative of future performance.

Date	Cronos Group Inc.	S&P 500	Peer Group
December 16, 2014	$100.00	$100.00	$100.00
December 2014	$100.00	$99.75	$100.05
December 2015	$39.38	$101.13	$107.88
December 2016	$185.00	$113.22	$214.34
December 2017	$1,217.50	$137.94	$502.14
December 2018	$1,797.50	$131.89	$390.70
December 2019	$1,246.25	$173.42	$246.19
*$100 invested on 12/16/14 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.

Share Information

As of February 27, 2020
Issued and outstanding shares
Common shares	348,817,472
Potentially issuable shares
Stock options	14,149,502
Warrants	18,066,662
Restricted stock units	732,972
Altria Warrant	77,514,993
Exercisable Top-up Rights	716,956
Total potentially issuable shares	111,181,085

Total outstanding and potentially issuable shares	459,998,557

Item 6. Selected Financial Data.

Omitted; please see “Explanatory Note.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted; please see “Explanatory Note.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted; please see “Explanatory Note.”

Item 8. Financial Statements and Supplementary Data.

Omitted; please see “Explanatory Note.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Omitted; please see “Explanatory Note.”

Item 9A. Controls and Procedures.

Omitted; please see “Explanatory Note.”

Item 9B. Other Information.

Omitted; please see “Explanatory Note.”

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2019.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as part of this Annual Report on Form 10-K, or incorporated herein by reference:
(a)(3)    Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report on Form 10-K, or are incorporated by reference herein.

Exhibit Number	Exhibit Description
2.1
Membership Interest Purchase Agreement, among Cronos Group Inc., Redwood Holdings Group, LLC and certain key persons, dated as of August 1, 2019 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report of Foreign Private Issuer, filed August 2, 2019).

3.1
Certificate of Incorporation and Articles of Amendment of Cronos Group Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Cronos Group Inc., filed July 11, 2018).

3.2	By-law No. 5 of Cronos Group Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of Cronos Group Inc. filed on July 11, 2018).
4.1*	Form of Cronos Group Inc. Common Share certificate.
4.2*	Description of Capital Stock of Cronos Group Inc.
10.1
Subscription Agreement, dated as of December 7, 2018, by and among Cronos Group Inc., Altria Summit LLC, and, solely for the purposes specified therein, Altria Group, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report of Foreign Private Issuer, filed December 10, 2018).

10.2
Investor Rights Agreement, dated as of March 8, 2019, by and between Cronos Group Inc. and Altria Group, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report of Foreign Private Issuer, filed March 15, 2019).

10.3
Collaboration and License Agreement, dated as of September 1, 2018, by and between Cronos Group Inc. and Ginkgo Bioworks, Inc. (incorporated by reference to Exhibit 99.3 to the Company’s Current Report of Foreign Private Issuer, filed September 4, 2018).

10.4*	First Amendment to Collaboration and License Agreement, dated as of May 9, 2019.
10.5†
Cronos Group Inc. 2015 Amended and Restated Stock Option Plan, dated as of May 26, 2015 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of Cronos Group Inc., filed July 11, 2018).

10.6†*	Form of Option Certificate to 2015 Amended and Restated Stock Option Plan
10.7†*	First Amendment to the Cronos Group Inc. 2015 Amended and Restated Stock Option Plan, dated as of August 7, 2019.
10.8†*	Cronos Group Inc. Amended and Restated 2018 Stock Option Plan, dated as of November 11, 2019.
10.9†*	Cronos Group Inc. Deferred Shared Unit Plan for Non-Executive Directors, dated as of August 7, 2019.
10.10†*	Employment Agreement, by and between Cronos Group Inc. (f/k/a PharmaCan Capital Corporation) and Michael Gorenstein, effective as of August 10, 2016.
10.11†*
Description of Oral Amendment, effective as of June 2019, to Employment Agreement, by and between Cronos Group Inc. (f/k/a PharmaCan Capital Corporation) and Michael Gorenstein, effective as of August 10, 2016.

10.12†*	Executive Employment Agreement, by and among Hortican Inc., Jerry Barbato and, solely for the purposes specified therein, Cronos Group Inc., effective as of April 15, 2019.
10.13†*	Employment Agreement, by and between Hortican Inc. and Xiuming Shum, effective as of August 21, 2017.
10.14†*	Executive Employment Agreement, by and among Hortican Inc., Xiuming Shum and, solely for the purposes specified therein, Cronos Group Inc., effective as of May 21, 2019.
10.15†*	Executive Employment Agreement, by and among Redwood Wellness, LLC, Robert Rosenheck and, solely for the purposes specified therein, Cronos Group Inc., dated as of September 5, 2019.
10.16†*	Restricted Share Unit Agreement, by and between Cronos Group Inc. and Robert Rosenheck, dated as of September 5, 2019.
10.17†*	Executive Employment Agreement, by and between Hortican Inc. and David Hsu, effective as of June 12, 2018.
10.18†*	Executive Employment Agreement, by and among Hortican Inc., David Hsu and, solely for the purposes specified therein, Cronos Group Inc., effective as of May 13, 2019.

10.19†*	Executive Employment Agreement, by and among Hortican Inc., William Lawrence Hilson and, solely for the purposes specified therein, Cronos Group Inc., effective as of May 15, 2019.
10.20†*	Service Agreement, by and between The Peace Naturals Project Inc. and Hillhurst Management Inc., entered into as of October 1, 2015.
10.21†*	Cronos Group Inc. Employment Inducement Award Plan #1.
10.22†*	Termination and Release Agreement, by and among Cronos Group Inc. and David Hsu, dated as of November 15, 2019.
10.23†*	Termination and Release Agreement, by and among Cronos Group Inc. and William Lawrence Hilson, dated as of November 15, 2019.
10.24†*	Form of Director and Officer Indemnity Agreement.
14.1*	Cronos Group Inc. Code of Business Conduct and Ethics.
21.1*	List of Subsidiaries of Cronos Group Inc.
24.1*	Power of Attorney (included on signature page hereto).
31.1*
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†    Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRONOS GROUP INC.

	By:	/s/ Michael Gorenstein
Michael Gorenstein President and Chief Executive Officer
Date: March 2, 2020

Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Gorenstein and Jerry Barbato, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Michael Gorenstein	Director, Chairman, President and Chief Executive Officer (Principal Executive Officer and Director)	March 2, 2020
Michael Gorenstein
/s/ Jerry Barbato	Chief Financial Officer (Principal Financial Officer)	March 2, 2020
Jerry Barbato
/s/ Puneet Mathur	Vice President, Controller (Principal Accounting Officer)	March 2, 2020
Puneet Mathur
/s/ James Rudyk	Director	March 2, 2020
James Rudyk
/s/ Jody Begley	Director	March 2, 2020
Jody Begley
/s/ Jason Adler	Director	March 2, 2020
Jason Adler
/s/ Bronwen Evans	Director	March 2, 2020
Bronwen Evans
/s/ Murray Garnick	Director	March 2, 2020
Murray Garnick
/s/ Bruce Gates	Director	March 2, 2020
Bruce Gates