Form 10-K/A
period 2019-12-31
Cronos Group Inc.
filed 2020-03-30
CIK 1656472

The following items were the subject of a Form 12b-25 and are included herein:
Items 6, 7, 7A, 8, 9A, 9B and Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
Form 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, initially filed with the Securities and Exchange Commission on March 2, 2020 (the “Original Filing”), is being filed to provide certain information that was omitted from the Original Filing, including (i) Part II, Items 6, 7, 7A, 8, 9, 9A and 9B, (ii) Exhibit 23.1, Consent of KPMG LLP, Independent Registered Public Accounting Firm, (iii) complete versions of Exhibits 31.1 and 31.2, Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, (iv) Exhibits 32.1 and 32.2, Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, and (v) Exhibit 101, financial statement information in XBRL format. This Form 10-K/A also includes and restates the Items included in the Original Filing. The Items included in the Original Filing have not been changed or updated aside from limited changes in Item 1 “Business” and Item 1A “Risk Factors” to add cross-references to the audited consolidated financial statements and to update financial information; no other changes or updates to the Items included in the Original Filing have been made to reflect subsequent events that may have occurred with respect to such Items subsequent to the filing date of the Original Filing.

Unless otherwise noted or the context indicates otherwise, references in this Annual Report on Form 10-K/A (the “Annual Report”) to the “Company”, “Cronos Group”, “we”, “us” and “our” refer to Cronos Group Inc., its direct and indirect wholly owned subsidiaries and, if applicable, its joint ventures and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; the term “U.S. hemp” has the meaning given to term “hemp” in the U.S. Agricultural Improvement Act of 2018 (the “2018 Farm Bill”), including hemp-derived cannabidiol (“CBD”); and the term “U.S. Schedule I cannabis” means cannabis excluding U.S. hemp.

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

(i)
We define ownership interest as the proportionate share of net income to which we are entitled; equity interest may differ from ownership interest shown above. We consolidate the financial results of Cronos Israel and account for our other joint ventures under the equity method of accounting. See Notes 2 and 6 of our audited consolidated financial statements included in Item 8 of this Annual Report.

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
Major Customers
Two major customers (sales to each of which equaled or exceeded 10% of the Company’s consolidated net revenues for the year ended December 31, 2019), Ontario Cannabis Store (the cannabis control authority and sole wholesaler and distributor of cannabis in Ontario) and Radient Technologies Inc., accounted for approximately 14% and 18%, respectively, of our consolidated net revenues for the year ended December 31, 2019. We mitigate credit risk through verification of the customers’ liquidity prior to the authorization of material transactions.

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

See Notes 6 and 9 of our audited consolidated financial statements included in Item 8 of this Annual Report for additional information.
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
From time to time, we use our website as an additional means of disclosing public information to investors, the media and others interested in the Company. It is possible that certain information we post on our website could be deemed to be material information, and we encourage investors, the media and others interested in the Company to review the business and financial information we or our officers post on our website. The information on our website is not incorporated by reference into this Form 10-K/A.

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
We must rely largely on our own market research to forecast sales as detailed forecasts are not generally obtainable from other sources at this early stage of the cannabis or U.S. hemp industries. Our market research and sales forecasts, together with factors such as our expectations regarding market conditions, including prices, influence capital expenditure levels, inventory levels, production and supply chain capacity and operating expenses and if such forecasts and expectations prove to be inaccurate, this could have a material adverse effect on our business, financial condition and results of operations. For example, in the fourth quarter of 2019 we had a $29.4 million inventory write-down due, in part, to errors in forecasting the decline in market prices.
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

ITEM 4. MINE SAFETY DISCLOSURE.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
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
Purchases of Equity Securities by the Issuer and Affiliated Persons
None.
Recent Sales of Unregistered Securities
In March 2019, we closed the Altria Investment for gross proceeds of approximately C$2.4 billion (approximately $1.8 billion). The Altria Investment consisted of 149,831,154 of our common shares and the Altria Warrant, issued to wholly owned subsidiaries of Altria at an exercise price of C$19.00. Pursuant to the investor rights agreement between us and Altria, entered into in connection with the closing of the Altria Investment, we granted Altria top-up rights. Since the closing of the Altria Investment, Altria has exercised its top-up rights each time that top-up rights have been available for exercise, other than in connection with its top-up rights for the fiscal quarter ended December 31, 2019. During the year ended December 31, 2019, we issued 6,742,383 common shares upon Altria’s exercise of top-up rights for gross cash proceeds of $67.1 million, in addition to the $16.0 million partial extinguishment of derivative liability. The Altria Investment and exercise of top-up rights thereunder was a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act. See the section titled “Altria Strategic Investment” in Item 1 of this Annual Report.
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

ITEM 6. Selected Financial Data.
The following table sets forth the selected financial data of Cronos Group and our consolidated subsidiaries over the five-year period ended December 31, 2019, which has been derived from our consolidated financial statements. The selected financial data presented for the years ended December 31, 2019, 2018 and 2017 have been presented in accordance with US GAAP while December 31, 2016 and 2015 are presented under IFRS. All figures are presented in U.S. dollars. The financial information below should be read in conjunction with Item 7 and Item 8 of this Annual Report.

(In thousands of $, except per share amounts)	Year ended December 31,
	2019 (i)	2018	2017	2016	2015
Income Statement Data
Net revenue	$23,750	$12,121	$3,147	$419	$—
Net income (loss)	1,165,574	(21,817)	(1,483)	(899)	303
Comprehensive income (loss)	1,203,261	(34,151)	1,376	298	303

Basic earnings per share	$3.76	$(0.13)	$(0.01)	$(0.02)	$0.01
Diluted earnings per share	3.33	(0.13)	(0.01)	(0.02)	0.01

Balance Sheet Data
Current assets
Cash and cash equivalents	$1,199,693	$23,927	$7,315	$2,578	$814
Short-term investments	306,347	—	—	—	—
Other current assets	63,972	16,017	8,057	3,439	71
Total current assets	1,570,012	39,944	15,372	6,017	885
Non-current assets	520,430	143,527	58,887	25,905	9,756
Total assets	2,090,442	183,471	74,259	31,922	10,641

Current liabilities
Derivative liabilities	297,160	—	—	—	—
Other current liabilities	35,728	33,269	6,266	5,779	1,682
Total current liabilities	332,888	33,269	6,266	5,779	1,682
Non-current liabilities
Long-term debt	—	—	4,269	—	361
Other non-current liabilities	8,524	1,653	—	1,084	141
Total non-current liabilities	8,524	1,653	4,269	1,084	502
Total liabilities	341,412	34,922	10,535	6,863	2,184
Shareholders’ equity	$1,749,030	$148,549	$63,724	$25,059	$8,457
(i)    Certain 2019 amounts include the impact of the Altria Investment and Redwood Acquisition. See “Altria Strategic Investment” and “Redwood” in Item 1, Business of this Form 10-K/A.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with our consolidated financial statements and the related notes to those statements, which are included in Item 8 of this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in Item 1A “Risk Factors,” of this Form 10-K/A and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements.
Business Overview
We are an innovative global cannabinoid company with international production and distribution across five continents. We are committed to building disruptive intellectual property by advancing cannabis research, technology and product development and are seeking to build an iconic brand portfolio. Cronos Group Inc.’s (the
“Company” or “Cronos Group”) brand portfolio includes PEACE NATURALS™, a global wellness platform; two adult-use brands, COVE™ and Spinach™; and two U.S. hemp-derived consumer products brands, Lord Jones™ and PEACE+™.
Strategy
We seek to create value for shareholders by focusing on four core strategic priorities:

•	growing a portfolio of iconic brands that resonate with consumers;

•	developing a diversified global sales and distribution network;

•	establishing an efficient global supply chain; and

•	creating and monetizing disruptive intellectual property in the industries in which we operate.
Business Segments
Our activities are carried out through two business segments: Rest of World, and United States as discussed below. On September 5, 2019, as a result of the Redwood Acquisition, described below, a manufacturer and distributor of U.S. hemp-derived products in the United States (“U.S.”) under the brand Lord Jones™ the Company established the United States business segment, which includes only the results of Redwood since the date of acquisition.
Recent Developments
In December 2019, an outbreak of a novel strain of coronavirus, Covid-19, was identified in Wuhan, China. Since then, Covid-19 has spread across the globe, including the U.S., Canada and other countries in which we or our affiliates operate (including Australia, Colombia, and Israel) and has subsequently been recognized as a pandemic by the World Health Organization. Much of the global efforts to contain or slow the spread of Covid-19, including in the U.S. and Canada, have been unsuccessful to date. The Covid-19 outbreak has severely restricted the level of economic activity around the world. In response to the Covid-19 outbreak the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. These impacts have expanded significantly in the last two weeks and are expected to continue to grow. The global pandemic of Covid-19 continues to rapidly evolve and the ultimate impact of the Covid-19 outbreak is highly uncertain and subject to change.
The effect of this outbreak could include closures of our facilities or the facilities of our customers, suppliers or other vendors in our supply chain. For example, as discussed under Item 1A “Risk Factors,” this outbreak has already resulted in delays of deliveries of batteries for our cannabis vaporizers from manufacturers in China and we expect similar delays from other items in our supply chain in impacted countries which impacts our product allocation among our sales channels. Further, although cannabis dispensaries that hold a medical cannabis state retail license in certain U.S. states, for example, California, have been designated as “essential, retailers of our products in the U.S. and Canada still may be deemed non-essential and be required to close or choose to suspend or significantly curtail their operations due to health and safety concerns for their employees. Even if our production facilities remain open, mandatory or voluntary self-quarantines and travel restrictions may limit our employees’ ability to get to our facilities, and this, together with impacts on our supply chain and the uncertainty produced by the rapidly evolving nature of the Covid-19 outbreak, may result in a suspension of production or, at least, lower production. Those type of restrictions could also impact the abilities of customers in the U.S. or certain Canadian provinces to continue to have access to our products.   Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur could impact personnel at third-party manufacturing facilities in the U.S. and Canada and other countries, or the availability or cost of materials, which would disrupt our supply chain, in particular in relation to our supply of masks, gowns and other protective equipment used at our GMP facilities due to the global shortage of such protective equipment and materials. Additionally, delays in shipping as a result of Covid-19 may impact our ability to obtain materials and deliver our products in a timely manner. As a result of Covid-19, we have implemented work-from-home policies for certain employees and the effects of our work-from-home policies may negatively impact productivity, disrupt access to books and records and disrupt our business. In addition, our facilities may experience temporary closures quarantines, shelter-in-place and similar government orders are put into place and as the exemptions for “essential” or “critical” businesses and workforces evolve and change. Collectively, we expect effects of the Covid-19 outbreak will adversely affect our first quarter results of operations and, if the effects continue unabated, our results so long as these measures to combat the Covid-19 outbreak stay in effect.
Our businesses could also be negatively impacted should the effects of Covid-19 lead to changes in consumer behavior, including as a result of a decline in the level of vaping or in discretionary spending. In addition, a recession or market correction resulting from the spread of Covid-19 would likely materially affect our business and the value of our common shares. At this time, neither the duration nor scope of the disruption can be predicted, therefore, the ultimate impact to our business cannot be reasonably estimated but such impact could materially adversely affect our business and financial results.
2019 Business Highlights
Altria Strategic Investment
In March 2019, Altria Group, Inc. (“Altria”) closed an approximately $2.4 billion Canadian dollars (“C$”) (approximately $1.8 billion) investment in us (the “Altria Investment”). We issued to certain wholly owned subsidiaries of Altria 149,831,154 of our common shares and one warrant (the “Altria Warrant”), which may be exercised in full or in part at any time on or prior to 5:00 p.m. (Toronto time) on March 8, 2023, from time to time, and entitles the holder thereof, upon valid exercise in full, to acquire an aggregate of 73,990,693 of our common shares (subject to adjustment in accordance with the terms and conditions of the warrant certificate representing and evidencing the Altria Warrant (the “Altria Warrant Certificate”)), at an exercise price of C$19.00. As of the closing date of the Altria Investment, Altria beneficially held a 45% ownership interest in us (calculated on a non-diluted basis) and, if exercised in full on such date, the exercise of the Altria Warrant would have resulted in Altria holding a total ownership interest in us of approximately 55% (calculated on a non-diluted basis). As a result of Altria’s investment we have additional financial resources. In addition, following its investment, Altria have provided us with commercial capabilities in the fields of product development and commercialization to better position us to compete in the global cannabis industry. See “- Altria Strategic Investment” in Item 1, Business, of this Form 10-K/A for more information on the Altria Investment and related agreements.
Cronos Device Labs
In April 2019, Cronos Group established Cronos Device Labs Ltd. (“Cronos Device Labs”), our Israel-based global research and development (“R&D”) center for innovation. The state-of-the-art facility is equipped with advanced vaporizer technology and analytical testing infrastructure and is home to an experienced team of product development talent. The Cronos Device Labs’ team, with over 80 years of combined experience in vaporizer development, is comprised of product designers, mechanical, electrical and software engineers, and analytical and formulation scientists. This global R&D center is expected to significantly enhance Cronos Group’s innovation capabilities and accelerate development of next-generation vaporizer products specifically tailored to cannabinoid use.
Cronos Fermentation Acquisition
In July 2019, we closed the acquisition (the “Cronos Fermentation Acquisition”) of certain assets from Apotex Fermentation Inc. (“AFI”), including a Good Manufacturing Practice compliant fermentation and manufacturing facility in Winnipeg, Manitoba. The state-of-the-art facility, which will operate as “Cronos Fermentation,” includes fully equipped laboratories covering microbiology, organic and analytical chemistry, quality control and method development as well as two large-scale microbial fermentation production areas with a combined production capacity of 102,000 liters, three downstream processing plants, and bulk product and packaging capabilities. The acquisition is expected to provide the fermentation and manufacturing capabilities we need in order to capitalize on the progress underway in our R&D partnership with Ginkgo Bioworks, Inc. (“Ginkgo”), by enabling us to produce the target cannabinoids contemplated under the collaboration and license agreement dated September 1, 2018 between Ginkgo and the Company (the “Ginkgo Collaboration Agreement”) at commercial scale with high quality and high purity.
We are in the process of aligning specifications for the equipment and manufacturing required for the production and downstream processing of cannabinoids. To support this work, a team of engineers, scientists, production and quality assurance personnel that previously worked at the facility joined us in November 2019. Commercial production at the facility is subject to completion of the equipment alignment for cannabinoid-based production, the receipt of the appropriate licenses from Health Canada for the production of cultured cannabinoids under the Cannabis Act and the achievement of milestones under the Ginkgo Strategic Partnership.
Ginkgo has filed certain patent applications pertaining to biosynthesis of cannabinoids to protect intellectual property developed as part of the research progressing under the partnership with Cronos Group. Under the partnership, Cronos Group is the exclusive licensee of the intellectual property covered by the patent applications for the target cannabinoids.
Redwood Acquisition
On September 5, 2019, we announced the closing of the acquisition (the “Redwood Acquisition”) of four Redwood Holding Group, LLC operating subsidiaries (collectively, “Redwood”). The total fair value of the consideration paid for this acquisition, net of cash and debt and subject to customary working capital adjustment, was approximately $283 million, of which approximately $227 million was paid in cash and $56 million was paid in common shares of the Company. Redwood manufactures, markets and distributes U.S. hemp-derived supplements and cosmetics products through e-commerce, retail and hospitality partner channels in the U.S. under the brand Lord Jones™. Redwood’s products use pure U.S. hemp extract that contains natural phytocannabinoids and terpenes found in the plant. We plan to leverage Redwood’s capabilities to capitalize on the significant demand to further create and scale U.S. hemp-derived consumer products and brands.

Recent Developments
Initial Public Offering of Cronos Australia
On October 25, 2019, Cronos Australia Limited (“Cronos Australia”) announced the closing of a A$20.0 million (approximately $13.8 million) initial public offering. In the offering, Cronos Australia issued 40 million new shares at an offering price of A$0.50 per share (the “Cronos Australia IPO”). Cronos Australia began trading on the Australian Securities Exchange on a deferred settlement basis on November 7, 2019. Upon completion of the Cronos Australia IPO, Cronos Group held approximately 31% of the issued capital of Cronos Australia on a non-diluted basis.
Peace Naturals Campus Repurposing
On November 12, 2019, we commenced certain repurposing initiatives to better align our evolving business with our four core strategic priorities. Certain facilities at the Peace Naturals Campus are in the process of being repurposed from cultivation activities to provide for additional R&D activities focused on new technologies for value-added product manufacturing, production and manufacturing of derivative products and increased vault and warehousing capabilities.
In the fourth quarter of 2019, we recorded pre-tax charges of $1.9 million and $5.3 million within the inventory write-down and operating expenses respectively, for a total of $7.2 million related to the repurposing efforts at the Peace Naturals Campus.
Launch of Vaporizers in Canada
In December 2019, we launched packaged cannabis vaporizer devices for the Canadian adult-use market. Distributed under the COVE™ and Spinach™ brands, our vaporizer products are currently available in Ontario, British Columbia, Manitoba, Nova Scotia and New Brunswick, as well as private-sector retailers in Saskatchewan. In the first quarter of 2020, the Company intends to launch PEACE NATURALSTM branded vaporizers through the direct-to-patient channel.
Write-down of inventory
In 2019, we recorded an inventory write-down primarily related to downward pressure on the price of cannabis oils and specific cannabis strains previously in production. The inventory write-down in 2019 also included inventory write-down charges driven by the repurposing of certain facilities at the Peace Naturals Campus. The Company anticipates inventory write-downs in the short-term due to pricing pressures in the marketplace and while the Company executes its operational repurposing of the Peace Naturals Campus.

Consolidated Results of Operations: FY 2019 compared with FY 2018
Summary of financial results - consolidated

(In thousands of U.S. dollars)	Year ended December 31,		Change
	2019	2018	$	%
Net revenue	$23,750	$12,121	$11,629	96%

Gross profit (loss)	(17,864)	6,213	(24,077)	(388)%
Gross margin	(75)%	51%	—	(126)pp

Reported operating loss	$(121,484)	$(21,341)	$(100,143)	469%
Adjusted operating loss (i)	(114,216)	(21,341)	(92,875)	435%

(i)	See “Non-GAAP Measures” for information related to Non-GAAP Measures.
Net revenue - consolidated

(In thousands of U.S. dollars)	Year ended December 31,		Change
	2019	2018	$	%
Net revenue, before excise taxes (i)	$25,639	$13,234	$12,405	94%
Excise taxes	(1,889)	(1,113)	(776)	70%
Net revenue	23,750	12,121	11,629	96%

(i)	Net revenue, before excise taxes, is calculated net of sales returns and discounts.
For the fiscal year 2019 (“FY 2019”), we reported net revenue of $23.8 million, representing an increase of 96% from the fiscal year 2018 (“FY 2018“). This change was primarily due to:

•	A higher volume of wholesale sales in FY 2019 from FY 2018, which were sold at a lower price relative to other channels.

•
An increase in the volume of products sold in the Rest of World segment from FY 2018, primarily driven by increased production, as well as the launch and continued growth of the adult-use market in Canada.

•
The Redwood Acquisition on September 5, 2019, resulted in an increase in net revenue of $3.4 million in FY 2019, driven by expanded distribution of Lord JonesTM branded products through online sales and an increased retail channel footprint.

•
The launch, in December 2019, of packaged cannabis vaporizer devices for the Canadian adult-use-markets, resulting in net revenue within the cannabis extracts and other categories, which was not present within the product mix in FY 2018.

•
A partially offsetting decrease in the price of products sold in the Rest of World segment from FY 2018, primarily driven by downward pressure in Canadian market prices of cannabis flower and cannabis extracts during the year due to broader trends of oversupply in the industry, which we expect to continue in 2020.

Cost of sales and gross profit (loss) - consolidated

(In thousands of U.S. dollars)	Year ended December 31,		Change
	2019	2018	$	%
Cost of sales	$12,174	$5,908	$6,266	106%
Inventory write-down	29,440	—	29,440	N/A

Gross profit (loss)	(17,864)	6,213	(24,077)	(388)%
Gross margin	(75)%	51%	—	(126	)pp
For FY 2019, we reported gross profit (loss) of $(17.9) million, representing a decrease of 388% from gross profit (loss) in FY 2018. Gross margin decreased by 126 percentage points from FY 2018 to FY 2019. These changes were primarily due to:

•
An inventory write-down of $29.4 million on cannabis oil and dried cannabis, which includes $1.9 million relating to dried cannabis written down as part of the repurposing of certain facilities at the Peace Naturals Campus.

•	If we were to adjust for the effects of the inventory write down of $29.4 million, gross profit for FY 2019 would have been $11.6 million, representing gross margins of 49%.

•	An increase in cost of sales of 106% from FY 2018, primarily driven by increased production in the Rest of World segment.

•	The Redwood Acquisition on September 5, 2019, resulted in an increase in cost of sales by $1.5 million and an increase in gross profit by $1.9 million, driven by strong sales prices and brand equity.
Operating loss - consolidated

(In thousands of U.S. dollars)	Year ended December 31,		Change
	2019	2018	$	%
Sales and marketing	$23,045	$3,173	$19,872	626%
Research and development	12,155	1,814	10,341	570%
General and administrative	49,372	13,447	35,925	267%
Share-based payments	11,619	8,151	3,468	43%
Depreciation and amortization	2,101	969	1,132	117%
Repurposing charges	5,328	—	5,328	N/A
Operating expenses	103,620	27,554	76,066	276%

Reported operating loss	(121,484)	(21,341)	(100,143)	469%
Adjusted operating loss (i)	(114,216)	(21,341)	(92,875)	435%

(i)	See “Non-GAAP Measures” for information related to Non-GAAP Measures.
For FY 2019, we reported an operating loss of $121.5 million, representing an increase of 469% from FY 2018. This change was primarily due to:

•	A decrease in gross profit (loss) of 388% from FY 2018, as described above.

•
An increase in general and administrative costs of 267% from FY2018, in order to support our growth strategy through increased staffing levels and services rendered in connection with various strategic initiatives.

•	An increase in sales and marketing costs of 626%, in order to create, build and develop our brands for the first full year of the Canadian adult-use market.

•	An increase in R&D costs of 570%, primarily related to the Ginkgo Strategic Partnership and the Technion - Israel Institute of Technology (“Technion”) Research Agreement.

•
The Redwood Acquisition on September 5, 2019, resulted in an increase in operating loss of $2.8 million, driven by increased investments in sales and marketing and general and administrative expenses as the business focuses on growth prospects and developing new brands and products.

•
A charge in FY 2019 of $5.3 million within operating expenses, as well as the inventory write-down of $1.9 million within gross profit (loss) related to the repurposing of certain facilities at the Peace Naturals Campus, which make up the total adjustment between reported and adjusted operating loss.

Results of Operations by Business Segment: FY 2019 compared with FY 2018
Summary of financial results - Rest of World

(In thousands of U.S. dollars)	Year ended December 31,		Change
	2019	2018	$	%
Net revenue	$20,386	$12,121	$8,265	68%

Gross profit (loss)	(19,737)	6,213	(25,950)	(418)%
Gross margin	(97)%	51%	—	(148	)pp

Reported operating loss	$(106,928)	$(21,341)	$(85,587)	401%
Adjusted operating loss (i)	(99,660)	(21,341)	(78,319)	367%

(i)	See “Non-GAAP Measures” for information related to Non-GAAP Measures.
Net revenue - Rest of World

(In thousands of U.S. dollars)	Year ended December 31,		Change
	2019	2018	$	%
Cannabis flower	$15,020	$9,210	$5,810	63%
Cannabis extracts	5,338	2,732	2,606	95%
Other	28	179	(151)	(84)%
Net revenue	20,386	12,121	8,265	68%
For FY 2019, we reported net revenue of $20.4 million, representing an increase of 68% from FY 2018. This change was primarily due to:

•	A higher volume of wholesale sales in FY 2019, which were sold at a lower price relative to other channels.

•	An increase in the volume of products sold from FY 2018, primarily driven by increased production, as well as the launch and continued growth of the adult-use market in Canada.

•
The launch in December 2019 of packaged cannabis vaporizer devices for the Canadian adult-use market resulting in net revenue within the cannabis extracts and other categories, which was not present within the product mix in FY 2018.

•
A partially offsetting decrease in the price of products sold from FY 2018, primarily driven by downward pressure in Canadian market prices of cannabis flower and cannabis extracts during the year due to broader trends of oversupply in the market, which we expect to continue in 2020.

Cost of sales and gross profit (loss) - Rest of World

(In thousands of U.S. dollars)	Year ended December 31,		Change
	2019	2018	$	%
Cost of sales	$10,683	$5,908	$4,775	81%
Inventory write-down	29,440	—	29,440	N/A

Gross profit (loss)	(19,737)	6,213	(25,950)	(418)%
Gross margin	(97)%	51%	—	(148)pp

(i)	See “Non-GAAP Measures” for information related to Non-GAAP Measures.
For FY 2019, we reported gross profit (loss) of $(19.7) million, representing a decrease of 418% from FY 2018. Gross margin decreased by 148 percentage points from FY 2018 to FY 2019. This change was primarily due to:

•	An inventory write-down of $29.4 million on cannabis oil and dried cannabis, which includes $1.9 million relating to dried cannabis at the Peace Naturals Campus as a part of the repurposing efforts.

•	If we were to adjust for the effects of the inventory write downs, gross profit for FY 2019 would have been $9.7 million, representing gross margins of 48%.

•	An increase in cost of sales of 81% from FY2018, primarily driven by increased production.

Operating loss - Rest of World

(In thousands of U.S. dollars)	Year ended December 31,		Change
	2019	2018	$	%
Reported operating loss	$(106,928)	$(21,341)	$(85,587)	401%
Adjusted operating loss (i)	$(99,660)	$(21,341)	$(78,319)	367%

(i)	See “Non-GAAP Measures” for information related to Non-GAAP Measures.
For FY 2019, we reported an operating loss of $106.9 million, representing an increase of 401% from FY 2018. This change was primarily due to:

•	A decrease in gross profit (loss) of 418% from FY 2018, as described above.

•	An increase in general and administration costs in order to support our growth strategy through increased staffing levels and for services rendered in connection with various strategic initiatives.

•	An increase in sales and marketing costs in order to create, build and develop our brands for the first full year of the Canadian adult-use market.

•	An increase in R&D costs primarily related to the Ginkgo Strategic Partnership and Technion Research Agreement.

•
A charge in FY 2019 of $5.3 million within operating expenses, as well as the $1.9 million within gross profit (loss) related to the repurposing of certain facilities at the Peace Naturals Campus, which make up the total adjustment between reported and adjusted operating loss.

Summary of financial results - United States

(In thousands of U.S. dollars)	Year ended December 31,		Change
	2019	2018	$	%
Net revenue	$3,364	—	N/A	N/A

Gross profit	1,873	—	N/A	N/A
Gross margin	56%	—	N/A	N/A

Reported and adjusted operating loss (i)	$(2,777)	—	N/A	N/A

(i)	See “Non-GAAP Measures” for information related to Non-GAAP Measures.
Net revenue - United States

(In thousands of U.S. dollars)	Year ended December 31,		Change
	2019	2018	$	%
Net revenue	$3,364	—	N/A	N/A
The US segment reported net revenue of $3.4 million. This activity was primarily due to:

•
The Redwood Acquisition on September 5, 2019, resulted in an increase in net revenue of $3.4 million in FY 2019, driven by expanded distribution of Lord JonesTM branded products through e-commerce sales and an increased retail channel footprint.

Cost of sales and gross profit - United States

(In thousands of U.S. dollars)	Year ended December 31,		Change
	2019	2018	$	%
Cost of sales	$1,491	—	N/A	N/A

Gross profit	$1,873	—	N/A	N/A
Gross margin	56%	—	N/A	N/A
The US segment reported gross profit of $1.9 million, and gross profit margin of 56%. These results were primarily due to:

•	The net revenue, as described above.

•	The Redwood Acquisition on September 5, 2019, resulted in an increase in cost of sales by $1.5 million and an increase in gross profit by $1.9 million, driven by strong sales prices and brand equity.

Operating loss - United States

(In thousands of U.S. dollars)	Year ended December 31,		Change
	2019	2018	$	%
Reported and adjusted operating loss (i)	$(2,777)	—	N/A	N/A

(i)	See “Non-GAAP Measures” for information related to Non-GAAP Measures.
The US segment reported operating loss of $2.8 million. These results were primarily due to:

•	The Redwood Acquisition on September 5, 2019, resulting in an operating loss of $2.8 million.

•
Sales and marketing costs incurred were in relation to the preparation for the launch of the PEACE+™ U.S hemp-derived CBD brand, as well as the introduction of several new U.S. hemp-derived CBD products under the Lord Jones™ brand, including Lord Jones™ CBD Formula Heavy Duty Chill Balm, Lord Jones™ High CBD Formula, Bath Salts and Lord Jones + Tamara Mellon CBD Formula Stiletto Cream.

•	Salaries and wages costs of $1.4 million, incurred in order to support our growth strategy through increased staffing levels across a variety of functions.

Consolidated Results of Operations: FY 2018 compared with FY 2017
All of our activities throughout FY 2018 and the fiscal year 2017 (“FY 2017”) were attributable to the Rest of World segment.
Selected financial results - consolidated

(In thousands of U.S. dollars)	Year ended December 31,		Change
	2018	2017	$	%
Net revenue	$12,121	$3,147	$8,974	285%

Gross profit	6,213	1,574	4,639	295%
Gross margin	51%	50%	—	1	pp

Reported and adjusted operating loss (i)	$(21,341)	$(6,121)	$(15,220)	249%

(i)	See “Non-GAAP Measures” for information related to Non-GAAP Measures.
Net revenue - consolidated

(In thousands of U.S. dollars)	Year ended December 31,		Change
	2018	2017	$	%
Net revenue, before excise taxes (i)	$13,234	$3,147	$10,087	321%
Excise taxes	(1,113)	—	(1,113)	N/A
Net revenue	$12,121	$3,147	$8,974	285%

(1)	Net revenue, before excise taxes is calculated net of sales returns and discounts.
For FY 2018, we reported net revenue of $12.1 million, representing an increase of 285% from FY 2017. This change was primarily due to:

•
An increase in the volume of products sold from FY 2017, primarily driven by the commencement of shipments into the adult-use market in Canada, as well as growth of our medical client base, growth in cannabis oil revenue, and increased production.

•	Offset by a decrease in the price of products sold from FY 2017, primarily driven by lower margins available in the adult-use market in Canada.

Cost of sales and gross profit - consolidated

(In thousands of U.S. dollars)	Year ended December 31,		Change
	2018	2017	$	%
Cost of sales	$5,908	$1,573	$4,335	276%

Gross profit	$6,213	$1,574	$4,639	295%
Gross margin	51%	50%	—	1	pp
For FY 2018, we reported gross profit of $5.9 million, representing an increase of 276% from FY 2017. Gross margin increased by 1 percentage point from FY 2017 to FY 2018. This change was primarily due to:

•	An increase in the volume of products sold from FY 2017, resulting in an increase in gross profit.

•	An increase in cost of sales of 276% from FY 2017, primarily driven by increased production.
Operating loss - consolidated

(In thousands of U.S. dollars)	Year ended December 31,		Change
	2018	2017	$	%
Sales and marketing	$3,173	$443	$2,730	616%
Research and development	1,814	—	1,814	N/A
General and administrative	13,447	4,904	8,543	174%
Share-based payments	8,151	1,931	6,220	322%
Depreciation and amortization	969	417	552	132%
Operating expenses	27,554	7,695	19,859	258%

Reported and adjusted operating loss	$(21,341)	$(6,121)	$(15,220)	249%

(i)	See”Non-GAAP Measures” for information related to Non-GAAP Measures.
For FY 2018, we reported an operating loss of $21.3 million, representing an increase of 249% from FY 2017. This change was primarily due to:

•	An increase in gross profit of 295% from FY 2017, as described above.

•	An increase in sales and marketing costs of 616% from FY 2017, in order to build and develop our brands.

•	An increase in R&D costs of $1.8 million, primarily related to the Ginkgo Strategic Partnership and the Technion Research Agreement, which both began in FY 2018.

•	An increase in general and administrative costs of 174% from FY 2017, primarily related to an increase in salaries and wages related to growing the business.

Non-GAAP Measures
Cronos Group reports its financial results in accordance with Generally Accepted Accounting Principles in the United States (“US GAAP”). This Annual Report refers to measures not recognized under US GAAP (“non-GAAP measures”). These non-GAAP measures do not have a standardized meaning prescribed by GAAP and are therefore unlikely to be comparable to similar measures presented by other companies. Rather, these non-GAAP measures are provided as a supplement to corresponding GAAP measures to provide additional information regarding our results of operations from management’s perspective. Accordingly, non-GAAP measures should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. All non-GAAP measures presented in this Annual Report are reconciled to their closest reported GAAP measure. Reconciliations of historical adjusted financial measures to corresponding GAAP measures are provided below.
Adjusted operating loss
Management reviews operating loss on an adjusted basis, which excludes certain income and expense items that management believes are not part of underlying operations. These items may include repurposing charges. Management does not view any of these items to be part of underlying results as they may be highly variable, may be unusual or infrequent, are difficult to predict and can distort underlying business trends and results.
Management believes that adjusted operating loss provides useful insight into underlying business trends and results and provides a more meaningful comparison of year-over-year results. Management uses adjusted operating loss for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets.

(In thousands of U.S. dollars)	Year ended December 31,
	2019	2018
Reported operating loss	$(121,484)	$(21,341)
Adjustments
Repurposing charges	7,268	—
Adjusted operating loss	$(114,216)	$(21,341)
Adjusted operating loss by business segment
Management reviews operating loss by business segment, which excludes corporate expenses, and adjusted operating loss by business segment, which further excludes certain income and expense items that management believes are not part of the underlying segment’s operations. Corporate expenses are expenses that relate to the consolidated business and not to an individual operating segment while the income and expenses items may include repurposing charges. Management does not view the income and expense items above to be part of underlying results of the segment as they may be highly variable, may be unusual or infrequent, are difficult to predict and can distort underlying business trends and results.
Management believes that adjusted operating loss by business segment provides useful insight into underlying segment trends and results and will provide a more meaningful comparison of year-over-year results, going forward. Management uses adjusted operating loss by business segment for planning, forecasting and evaluating segment performance, including allocating resources and evaluating results relative to employee compensation targets.

(In thousands of U.S. dollars)	Year ended December 31, 2019
	US	RoW	Total Segments	Corporate Expenses	Total
Reported operating loss	$(2,777)	$(106,928)	$(109,705)	$(11,779)	$(121,484)
Adjustments
Repurposing charges	—	7,268	7,268	—	7,268
Adjusted operating loss	(2,777)	(99,660)	(102,437)	(11,779)	(114,216)

Foreign currency exchange rates
All currency amounts in this Annual Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of the Company's foreign operations are translated into dollars at the exchange rate in effect as of December 31, 2019 and 2018. Transactions affecting the stockholders' equity (deficit) are translated at historical foreign exchange rates. The consolidated statements of net income (loss) and comprehensive income (loss) and consolidated statements of cash flows of the Company's foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period.
The exchange rates used to translate from Canadian dollars (“C$”) to dollars is shown below:

(Exchange rates are shown as C$ per $)	Year ended December 31,
	2019	2018	2017
Average rate	1.3268	1.2955	1.2969
Spot rate	1.2990	1.3639	1.2571
Liquidity and capital resources
As of December 31, 2019, we had $1,199.7 million in cash and cash equivalents and $306.3 million in short term investments. Subsequent to December 31, 2019, Cronos Group’s cash position $1,444.3 million due primarily to the maturity of our short-term investments. We believe that our existing cash and cash equivalents, short-term investments and cash generated by operations will be sufficient to fund our business operations and capital expenditures over the next twelve months.
Summary of cash flows

(In thousands of U.S. dollars)	Year ended December 31,
	2019	2018	2017
Cash provided (used) in operating activities	$(130,007)	$(7,517)	$(4,278)
Cash used in investing activities	(603,539)	(93,908)	(29,897)
Cash provided by financing activities	1,856,941	122,112	39,074
Effect of foreign currency translation on cash and cash equivalents	52,371	(4,085)	(152)
Net change in cash	1,175,766	16,602	4,747
FY 2019 cash flows vs FY 2018 cash flows
Operating activities. During FY 2019, we used $130.0 million of cash in operating activities as compared to $7.5 million in FY 2018, representing an increase of $122.5 million in cash used. This change is primarily driven by a $57.9 million decrease in the net change in non-cash working capital from FY 2018 and a $64.6 million decrease in net income adjusted for non-cash items from FY 2018.
Investing activities. During FY 2019, we used $603.5 million of cash in investing activities, as compared to $93.9 million of cash used in investing activities in FY 2018, representing an increase of $509.6 million in cash used. This change is primarily driven by the short-term investment of $299.9 million and the Redwood Acquisition resulting in in the payment of cash consideration of $224.3 million, as well as advances to joint ventures and loan receivable of $58.5 million (FY 2018 – $5.4 million), and $39.0 million (FY 2018 – $88.6 million) in capital expenditures.
Financing activities. During FY 2019, cash provided by financing activities was $1,856.9 million, as compared to $122.1 million of cash provided by financing activities in FY 2018, representing an increase of $1,734.8 million in cash provided. This change is primarily driven by proceeds from the strategic investment from Altria of $1,809.6 million, as well as proceeds from exercise of warrants and options as well as the Top-up Rights of $68.5 million, which were partially offset by withholding taxes paid on share appreciation rights of $0.9 million, and further offset by repayment of the $16.0 million construction loan payable.
FY 2018 cash flows vs FY 2017 cash flows
Operating activities. During FY 2018, the Company used $7.5 million of cash in operating activities as compared to $4.3 million in FY 2017, representing an increase of $3.2 million in cash used. This change is primarily driven by a decrease in net income, a net loss of $21.8 million and an increase in the net change in non-cash working capital.
Investing activities. During FY 2018, the Company used $93.9 million of cash in investing activities, as compared to $29.9 million in FY 2017, primarily due to advances to our Cronos Australia, Cronos Growing Company Inc. (“Cronos GrowCo”) and MedMen Canada Inc. (“MedMen Canada”) joint ventures, and capital expenditures to fund expansion efforts at Cronos Israel G.S. Cultivations Ltd., Cronos Israel G.S. Manufacturing Ltd., Cronos Israel G.S. Store Ltd., Cronos Israel G.S. Pharmacies Ltd (collectively “Cronos Israel”) and Peace Naturals.
Financing activities. During FY 2018, cash provided by financing activities was $122.1 million, as compared to $39.1 million in FY 2017, primarily due to debt advances and net proceeds from a January 2018 common shares offering in which we sold a total of 5,257,143 common shares at a price of $8.75 per common share for aggregate gross proceeds of approximately $35.5 million (C$46.0 million) and an April 2018 common shares bought deal offering in which we sold a total of 10,420,000 common shares at a price of $9.60 per common share for aggregate gross proceeds of approximately $77.2 million (C$100.0 million).
Debt
In August 2017, we entered into a senior secured loan, to be funded by way of multiple advances, for up to C$40.0 million ($31.9 million) in committed capital (the “Romspen Construction Loan”) with Romspen Investment Corporation (“Romspen”). In January 2019, the Romspen Construction Loan was fully repaid.
In January 2019, we entered into a credit agreement with Canadian Imperial Bank of Commerce, as administrative agent and lender, and the Bank of Montreal, as lender, in respect of a C$65.0 million ($48.7 million) secured non-revolving term loan credit facility (the “Credit Facility”). In connection with closing the Credit Facility, we used funds available under the Credit Facility to fully repay the Romspen Construction Loan. In March 2019, the Credit Facility was repaid in full by us with a portion of the proceeds from the Altria Investment.
Contractual obligations
As of December 31, 2019, we had the following contractual obligations:

(In thousands of U.S. dollars)	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital (finance) lease obligations	101	41	60	—	—
Operating lease obligations	7,966	1,240	2,453	2,103	2,170
Purchase obligations	16,814	13,051	3,015	748	—
Other long-term liabilities	10,593	4,533	6,060	—	—
Total contractual obligations	35,474	18,865	11,588	2,851	2,170
Finance lease obligations relate to equipment leases maturing in June 2022. Operating lease obligations relate to office equipment and vehicle leases, as well as our lease for our headquarters, which terminates in November 2026. Other long-term liabilities relate to R&D commitments associated with the Ginkgo Strategic Partnership and the Technion Strategic Partnership. Other purchase obligations include commitments for capital expenditures, information technology and professional services.
Equity
During FY 2019, we raised $1.9 billion in gross proceeds (not taking into account any commissions, fees or expenses) and issued 170.1 million shares for various strategic initiatives as outlined below:

•
The closing of the Altria Investment, wherein we issued 149,831,154 common shares to Altria at a price of C$16.25 per common share and the Altria Warrant for aggregate gross proceeds of approximately C$2.4 billion (approximately $1.8 billion), before taking into account any commissions, fees or expenses.

•
Pursuant to the Altria Investment, we incurred transaction costs of $26.1 million, of which $3.7 million was allocated to share capital and $22.4 million to the derivative liabilities based on the relative values assigned to the respective components. During the year ended December 31, 2019, we issued 6,742,383 common shares upon Altria’s exercise of Top-up Rights for gross cash proceeds of $67.1 million, in addition to the $16.0 million partial extinguishment of derivative liability.

•	The issuance on September 5, 2019, in connection with the acquisition of Redwood of 5,086,586 common shares as part of the purchase consideration paid.

•	The issuance, on December 23, 2019, of 856,017 of our common shares in connection with the use of certain publicity rights in brand development.
Liquidity
Our primary need for liquidity is to fund operations and capital expenditures. Our ability to fund operations and capital expenditures depends on, among other things, future operating performance and cash flows that are subject to general economic conditions and financial and other factors, including factors beyond our control.
Historically, we have primarily funded our operations through debt and equity financings. In March 2019, Altria closed a C$2.4 billion (approximately $1.8 billion) investment in us, pursuant to which we issued to certain wholly owned subsidiaries of Altria 149,831,154 of our common shares and one warrant, as further discussed under “ - 2019 Business Highlights - Altria Strategic Investment” herein. As of March 25, 2020 we had a cash balance of $1.3 billion to fund operations and capital expenditures.
Off-balance sheet arrangements
As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements, as defined in the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
Financial instruments
As of the date of this Annual Report, we have the following financial instruments: cash, accounts receivable, other receivables, loan receivable, advances to joint ventures, other investments, accounts payable and other liabilities, holdbacks payable, derivative liabilities and due to non-controlling interests. These financial instruments were not used in any hedging activities. See note 26 “Financial Instruments” to the Annual Financial Statements for the assessment of related risks.
Changes in accounting estimate and policy including adoption of new pronouncements
Estimates and critical judgments by management
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates are reviewed periodically and adjustments are made as appropriate in the year they become known. Items for which actual results may differ materially from these estimates are described in the following section.
Business combinations
In determining the appropriate basis of accounting for an acquisition, judgment is used to determine if an acquisition is a business combination or an asset acquisition.
Control, joint control, or level of influence
In determining the appropriate basis of accounting for our interests in investees, judgment is applied regarding the degree to which we have the ability to exert influence directly or indirectly over the investees’ financial and operating activities.
Warrants and stock options
Warrants and stock options are initially valued at fair value, based on the application of the Black-Scholes option pricing model. This pricing model requires management to make various assumptions and estimates which are susceptible to uncertainty, including the volatility of the share price, expected dividend yield, expected term of the warrant or stock option and expected risk-free interest rate.
Useful lives and impairment of long-lived assets
Long-lived assets are defined as property, plant and equipment and intangible assets with finite lives. Depreciation and amortization are dependent upon estimates of useful lives and impairment is dependent upon estimates of recoverable amounts. These are determined through the exercise of judgment, and are dependent upon estimates that take into account factors such as economic and market conditions, frequency of use, anticipated changes in laws, and technological improvements.
Impairment of cash-generating units and goodwill
The impairment test for cash generating units (“CGUs”) to which goodwill is allocated is based on the value in use of the CGU, determined in accordance with the expected cash flow approach. The calculation is based on assumptions used to estimate future cash flows, the cash flow growth rate and the discount rate.
Income taxes
Income taxes and tax exposures recognized in the consolidated financial statements reflect management’s best estimate based on facts known at the reporting date. When we anticipate a future income tax payment based on our estimates, it recognizes a liability. The difference between the expected amount and the final tax outcome has an impact on current and deferred taxes when we become aware of this difference.
In addition, when we incur losses for income tax purposes, it assesses the probability of taxable income being available in the future based on our budgeted forecasts. These forecasts are adjusted to take into account certain non-taxable income and expenses and specific rules on the use of unused credits and tax losses. When the forecasts indicate that sufficient future taxable income will be available to deduct the temporary differences, a deferred tax asset is recognized for all deductible temporary differences.
Variable consideration in revenue from contracts with customers
Determining the amount of variable consideration to recognize, and whether the amount of variable consideration should be constrained, is dependent on management’s estimate of the most likely amount to which we will be entitled and the probability of a significant reversal in that amount. These determinations require management to make estimates based on historical amounts received, current economic conditions, and current industry conditions, in the geographies we operate in and abroad, adjusted for forward looking information.
Returns from customers
Revenue is measured net of returns. As a result, we are required to estimate the amount of returns based on the historical data by customer and product type, adjusted for forward-looking information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on our cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those which possess a short term to maturity. A 10% change in the interest rate in effect on December 31, 2018 and December 31, 2019, would not have a material effect on (i) fair value of our cash equivalents and short-term investments as the majority of the portfolio have a maturity date of three-months or less, or (ii) interest income as interest income is not a significant component of our earnings and cash flow. Management continues to monitor external interest rates and revise the Company’s investment strategy as a result.
Foreign currency risk
Our Annual Financial Statements are expressed in U.S. dollars, but we have net assets, liabilities and revenues denominated in other foreign currencies, including Canadian dollars and Israeli shekels. As a result, we are exposed to foreign currency translation gains and losses. Revenue and expenses of all foreign operations are translated into U.S. dollars at the foreign currency exchange rates that approximate the rates in effect at the dates when such items are recognized. Appreciating foreign currencies relative to the U.S. dollar will adversely impact operating income and net earnings, while depreciating foreign currencies relative to the U.S. dollar will have a positive impact.
A 10% change in the exchange rates for the Canadian dollar would affect the carrying value of net assets by approximately $175.3 million as of December 31, 2019. The same change to exchange rates for the Canadian dollar as of December 31, 2018 would affect the carrying value of net assets by approximately $14.9 million. The corresponding impact would be recorded in accumulated other comprehensive income. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

ITEM 8. FINANCIAL STATMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Cronos Group Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cronos Group Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of net income (loss) and comprehensive income (loss), changes in shareholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 30, 2020, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of revenue recognition through the wholesale sales channel
As discussed in Notes 2(e), 4 and 30 to the consolidated financial statements, the Company contracts with customers for the sale of dried cannabis flower, which represents 63% of revenue or $15,020 thousand in the year ended December 31, 2019. Revenue is recognized at the point in time when control is transferred to the customer, which is on shipment or delivery, depending on the contract. Also, as discussed in Note 29 to the consolidated financial statements, the Company enters into non-monetary transactions for the simultaneous sale of dried cannabis flower and purchase of cannabis resin.
We identified the evaluation of revenue recognition through the wholesale sales channel as a critical audit matter. The evaluation of bulk sales of dried cannabis flower, where the Company also purchases cannabis resin from the customer, required a higher degree of auditor judgment. Judgement was required to assess whether such transactions were linked and in the scope of Accounting Standards Codification (ASC) 606 Revenue from Contracts with Customers or ASC 845 Nonmonetary Transactions, and to assess if the transactions had commercial substance and resulted in revenue being recognized.

The primary procedures we performed to address this critical audit matter included the following. We involved forensic accounting professionals with specialized skills and knowledge who assisted in evaluating the Company’s previously disclosed review, involving outside counsel and forensic accountants, into financial and non-financial information related to certain revenue transactions. We considered the results of the Company’s previously disclosed review in determining our audit procedures. We compared bulk sales of dried cannabis flower transactions in the wholesale sales channel to customer contracts, shipment documentation and third party payment support. We obtained supplier lists and compared these to wholesale customer lists to identify suppliers to which sales had also been made. In all instances of bulk dried cannabis flower sales made to a supplier of goods, we assessed whether revenue should be recognized or the sale was a non-monetary transaction, and whether certain revenue transactions had commercial substance.
Evaluation of the fair value of the brand name intangible asset acquired in the Redwood Holding Group, LLC acquisition on initial recognition
As discussed in Note 20 to the consolidated financial statements, the Company acquired all the issued and outstanding shares of Redwood Holding Group, LLC, in a business combination for aggregate consideration of $283,300 thousand. The Company recognized $64,000 thousand of brand intangible asset as a result of this acquisition.
We identified the evaluation of the fair value of brand name intangible asset acquired in the Redwood acquisition on initial recognition as a critical audit matter. The evaluation of the Company’s key assumptions used in the discounted cash flow valuation model, including the growth rates, the discount rate, and forecasted royalty income from the acquired brand intangible asset, required a high degree of auditor judgment.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s purchase price allocation process, including controls related to the analysis of key assumptions used in the discounted cash flow valuation model. We evaluated the key assumptions used in the discounted cash flow valuation model, including comparing growth rates against external analyst expectations for the industry in the United States. We also performed sensitivity analysis on the forecasted growth rates and royalty income to assess the impact on the Company’s fair value estimate of the brand name intangible asset. We compared a selection of royalty rates of comparable entities used by the Company to determine the royalty rate used in the discounted cash flow valuation model to publicly available information. We involved valuation professionals with specialized skills and knowledge who assisted in:

•
evaluating the discount rate, by comparing it against the internal rate of return, and weighted average cost of capital, and to a range that was independently developed using publicly available market data for comparable entities.

•
evaluating the royalty rate, which was applied against forecasted revenues to calculate forecasted royalty income, using industry knowledge, qualitative factors specific to the brand and through consideration of the comparable entities used by the Company to determine the royalty rate.

/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants
We have served as the Company’s auditor since 2018.
Vaughan, Canada
March 30, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Cronos Group Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Cronos Group Inc.’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of net income (loss) and comprehensive income (loss), changes in shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 30, 2020 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the following were identified:

•	Risk Assessment: The Company did not appropriately design controls to monitor and respond to changes in its business in relation to our transactions in the wholesale market.

•
Segregation of Duties: The Company did not maintain adequately designed controls on segregation of purchase and sale responsibilities to ensure accurate recognition of revenue in accordance with GAAP; and

•
Non-Routine Transactions: The Company’s controls were not effective to ensure that non-routine transactions, including deviations from contractually established sales terms were authorized, communicated, identified and evaluated for their potential effect on revenue recognition.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
The Company acquired four Redwood Holding Group, LLC operating subsidiaries (Redwood) during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, Redwood’s internal control over financial reporting associated with total assets of 16.0% and total revenues of 14.2% of the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Redwood.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants
Vaughan, Canada
March 30, 2020

CRONOS GROUP INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018
Cronos Group Inc.
Consolidated Balance Sheets
As of December 31, 2019 and 2018
(In thousands of U.S. dollars)

	As of December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$1,199,693	$23,927
Short-term investments	306,347	—
Accounts receivable, net of current expected credit loss ("CECL") of $136 and $37 as of December 31, 2019 and 2018, respectively	4,638	3,052
Other receivables	7,232	2,507
Current portion of loans receivable	4,664	230
Prepaids and other assets	9,395	2,842
Inventory	38,043	7,386
Total current assets	1,570,012	39,944
Investments in equity accounted investees	557	2,960
Advances to joint ventures	19,437	4,689
Other investments	—	297
Loan receivable	44,967	—
Property, plant and equipment	161,809	125,905
Right-of-use assets	6,546	125
Intangible assets	72,320	8,237
Goodwill	214,794	1,314
Total assets	$2,090,442	$183,471

Liabilities
Current liabilities
Accounts payable and other liabilities	$35,301	$33,239
Current portion of lease obligation	427	30
Derivative liabilities (Note 28)	297,160	—
Total current liabilities	332,888	33,269
Due to non-controlling interests	1,844	1,566
Lease obligation	6,680	87
Total liabilities	$341,412	$34,922
Commitments and contingencies (Note 21 & 22)
Shareholders’ equity
Share capital (authorized: 2019 and 2018 – unlimited; issued: 2019 – 348,817,472; 2018 – 178,720,022)	$561,165	$175,001
Additional paid-in capital	23,234	11,263
Retained earnings (accumulated deficit)	1,137,646	(27,945)
Accumulated other comprehensive income (loss)	27,838	(9,870)
Total equity attributable to shareholders of Cronos Group	1,749,883	148,449
Non-controlling interests	(853)	100
Total shareholders' equity	1,749,030	148,549
Total liabilities and shareholders' equity	$2,090,442	$183,471
See notes to consolidated financial statements.

Cronos Group Inc.
Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)
For the years ended December 31, 2019, 2018, and 2017
(In thousands of U.S dollars, except share and per share amounts)

	Year ended December 31,
	2019	2018	2017
Net revenue, before excise taxes	$25,639	$13,234	$3,147
Excise taxes	(1,889)	(1,113)	—
Net revenue	23,750	12,121	3,147
Cost of sales	12,174	5,908	1,573
Inventory write-down	29,440	—	—
Gross profit (loss)	(17,864)	6,213	1,574
Operating expenses
Sales and marketing	23,045	3,173	443
Research and development	12,155	1,814	—
General and administrative	49,372	13,447	4,904
Share-based payments	11,619	8,151	1,931
Depreciation and amortization	2,101	969	417
Repurposing charges	5,328	—	—
Total operating expenses	103,620	27,554	7,695
Operating loss	(121,484)	(21,341)	(6,121)
Other income (expense)
Interest income (expense)	27,982	83	(97)
Financing and transaction costs	(32,208)	—	—
Gain on revaluation of derivative liabilities (Note 28)	1,276,819	—	—
Gain on revaluation of financial liabilities	197	—	—
Gain on disposal of Whistler Medical Marijuana Company ("Whistler")	15,530	—	—
Gain on other investments	747	164	3,746
Share of income (loss) from investments in equity accounted investees	(2,009)	(723)	127
Total other income (expense)	1,287,058	(476)	3,776
Income (loss) before income taxes	1,165,574	(21,817)	(2,345)
Income tax recovery	—	—	(862)
Net income (loss)	$1,165,574	$(21,817)	$(1,483)
Net income (loss) attributable to:
Cronos Group	$1,166,506	$(21,636)	$(1,483)
Non-controlling interests	(932)	(181)	—
	$1,165,574	$(21,817)	$(1,483)
Other comprehensive income (loss)
Foreign exchange gain (loss) on translation	$37,687	$(12,337)	$2,456
Gain on revaluation and disposal of other investments, net of tax	—	3	415
Unrealized gains reclassified to net income	—	—	(12)
Total other comprehensive income (loss)	37,687	(12,334)	2,859
Comprehensive income (loss)	$1,203,261	$(34,151)	$1,376
Comprehensive income (loss) attributable to:
Cronos Group	$1,204,214	$(33,964)	$1,376
Non-controlling interests	(953)	(187)	—
	$1,203,261	$(34,151)	$1,376
Net income (loss) per share
Basic	$3.76	$(0.13)	$(0.01)
Diluted	3.33	(0.13)	(0.01)
Weighted average number of outstanding shares
Basic	310,067,179	172,269,170	134,803,542
Diluted	342,811,992	172,269,170	176,789,161
See notes to consolidated financial statements.

Cronos Group Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
For the years ended December 31, 2019, 2018, and 2017
(In thousands of U.S dollars, except number of share amounts)

	Number of shares	Share capital	Additional Paid-In Capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Cronos Group shareholders' equity (deficit)	Non-controlling interests	Total shareholders' equity (deficit)
Balance at January 1, 2017	121,725,748	$24,002	$3,510	$(5,254)	$43	$22,301	$—	$22,301
Shares issued	19,852,301	38,542	—	—	—	38,542	—	38,542
Share issuance costs	—	(2,114)	—	—	—	(2,114)	—	(2,114)
Employee stock option plans	—	—	1,931	—	—	1,931	—	1,931
Options exercised	571,246	680	(233)	—	—	447	—	447
Warrants exercised	7,211,308	1,724	(474)	—	—	1,250	—	1,250
Net income (loss)	—	—	—	(1,483)	—	(1,483)	—	(1,483)
Other comprehensive income (loss)	—	—	—	—	2,859	2,859	—	2,859
Balance at December 31, 2017	149,360,603	$62,834	$4,734	$(6,737)	$2,902	$63,733	$—	$63,733
Cumulative effect from adoption of ASU 2016-01	—	$—	$—	$444	$(444)	$—	$—	$—
Shares issued	15,677,143	115,510	—	—	—	115,510	—	115,510
Share issuance costs	—	(7,577)	—	—	—	(7,577)	—	(7,577)
Employee stock option plans	—	—	8,151	—	—	8,151	—	8,151
Options exercised	377,698	576	(125)	—	—	451	—	451
Warrants exercised	13,114,336	3,563	(1,402)	—	—	2,161	—	2,161
Share appreciation rights exercised	190,242	95	(95)	(16)	—	(16)	—	(16)
Contribution by non-controlling interests	—	—	—	—	—	—	287	287
Net income (loss)	—	—	—	(21,636)	—	(21,636)	(181)	(21,817)
Other comprehensive income (loss)	—	—	—	—	(12,328)	(12,328)	(6)	(12,334)
Balance at December 31, 2018	178,720,022	$175,001	$11,263	$(27,945)	$(9,870)	$148,449	$100	$148,549
Shares issued	155,773,757	$304,411	$410	$—	$—	$304,821	$—	$304,821
Share issuance costs	—	(3,722)	—	—	—	(3,722)	—	(3,722)
Employee stock option plans	—	—	11,619	—	—	11,619	—	11,619
Options exercised	8,467	26	(9)	—	—	17	—	17
Warrants exercised	7,390,961	2,034	(596)	—	—	1,438	—	1,438
Share appreciation rights exercised	181,882	342	(342)	(915)	—	(915)	—	(915)
Vesting of restricted share units	—	—	889	—	—	889	—	889
Top-up Rights exercised (Note 28)	6,742,383	83,073	—	—	—	83,073	—	83,073
Net income (loss)	—	—	—	1,166,506	—	1,166,506	(932)	1,165,574
Other comprehensive income (loss)	—	—	—	—	37,708	37,708	(21)	37,687
Balance at December 31, 2019	348,817,472	$561,165	$23,234	$1,137,646	$27,838	$1,749,883	$(853)	$1,749,030
See notes to consolidated financial statements.

Cronos Group Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2019, 2018, and 2017
(In thousands of U.S dollars)

	Year ended December 31,
	2019	2018	2017
Operating activities
Net income (loss)	$1,165,574	$(21,817)	$(1,483)
Items not affecting cash:
Inventory write-down	29,440	—	—
Share-based payments	11,619	8,151	1,931
Depreciation and amortization	3,913	1,937	768
Share of loss (income) from investments in equity accounted investees	2,009	723	(127)
Non-cash repurposing costs	4,439	—	—
Gain on disposal of Whistler	(15,530)	—	—
Gain on revaluation of derivative liabilities (Note 28)	(1,276,819)	—	—
Gain on revaluation of financial liabilities	(197)	—	—
Gain on other investments	(747)	(164)	(3,746)
Income tax expense (recovery)	—	—	(862)
Foreign exchange gain	115	(9)	—
Non-cash sales and marketing	410	—	—
Non-cash interest	(25)	—	—
Net changes in non-cash working capital	(54,208)	3,662	(759)
Cash flows used in operating activities	(130,007)	(7,517)	(4,278)
Investing activities
Purchase of short-term investments, net	(299,923)	—	—
Repayment of purchase price liability	—	—	(1,997)
Investments in equity accounted investees	(1,658)	(480)	(830)
Investment in Vivo Cannabis ("Vivo")	—	—	(783)
Proceeds from sale of other investments	19,614	747	8,388
Payment to exercise Vivo warrants	—	(88)	(1,749)
Advances to joint ventures	(15,135)	(5,358)	—
Purchase of property, plant and equipment, net of disposals	(38,664)	(88,308)	(32,926)
Payment of accrued interest on construction loan payable	(89)	(143)	—
Purchase of intangible assets	(289)	(278)	—
Acquisition of Redwood	(224,295)	—	—
Advances on loans receivable	(43,337)	—	—
Proceeds from repayment of loans receivable	237	—	—
Cash flows used in investing activities	(603,539)	(93,908)	(29,897)
Financing activities
Repayment of lease obligations	(919)	—	—
Proceeds from Altria Investment	1,809,556	—	—
Proceeds from exercise of Top-up Rights	67,051	—	—
Proceeds from exercise of warrants and options	1,455	2,612	1,697
Withholding taxes paid on share appreciation rights	(915)	(16)	—
Proceeds from share issuance	—	115,510	38,542
Share issuance costs	(3,722)	(7,577)	(2,114)
Proceeds from construction loan payable	—	11,583	5,022
Repayment of construction loan payable	(15,971)	—	—
Advance under Credit Facility	48,715	—	—
Repayment of Credit Facility	(48,309)	—	—
Repayment of mortgage payable	—	—	(3,084)
Transaction costs paid on construction loan payable	—	—	(989)
Cash flows provided by financing activities	1,856,941	122,112	39,074
Effect of foreign currency translation on cash and cash equivalents	52,371	(4,085)	(152)
Increase in cash and cash equivalents	1,175,766	16,602	4,747
Cash and cash equivalents, beginning of period	23,927	7,325	2,578
Cash and cash equivalents, end of period	$1,199,693	$23,927	$7,325
See notes to consolidated financial statements.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

1. Background
Cronos Group Inc. (the “Cronos Group” or the “Company”) is a corporation incorporated on August 21, 2012 under the Business Corporations Act (Ontario) with principal executive offices at 720 King Street West, Suite 320, Toronto, Ontario, M5V 2T3. The Company’s common shares are currently listed on the Toronto Stock Exchange (“TSX”) and Nasdaq Global Market (“Nasdaq”) under the ticker symbol “CRON.”
Cronos Group is an innovative global cannabinoid company, with international production and distribution across five continents. The company is committed to building disruptive intellectual property by advancing cannabis research, technology and product development and is seeking to build an iconic brand portfolio. Cronos Group’s brand portfolio includes PEACE NATURALS™, a global wellness platform; two adult-use brands, COVE™ and Spinach™; and two U.S hemp-derived consumer products brands, Lord Jones™ and PEACE+™.
Cronos Group has established four strategic joint ventures in Canada, Israel, and Colombia. One of these strategic joint ventures, Cronos Israel (as defined herein) is considered a subsidiary for financial reporting purposes. The Company also holds approximately 31% of the issued capital of Cronos Australia Limited (“Cronos Australia”) as a result of the completion of Cronos Australia’s initial public offering, pursuant to which Cronos Australia issued 40 million new shares at an offering price of $0.50 Australian dollar (“A$”) per share. The Company accounts for its investment in Cronos Australia under the equity method of accounting. See Note 6, for additional discussion regarding the joint ventures and strategic investment.

2. Summary of Significant Accounting Policies
(a)Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of net revenues and expenses during the reporting periods. The accounting policies adopted in the preparation of the consolidated financial statements were effective as of January 1, 2019. The Company has early adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which has been issued, but is not yet effective. ASU No. 2016-13 requires the Company to recognize the current estimate of all expected credit losses immediately at the point a financial asset is originated or purchased.
(b)New Segment Structure
The Company undertook a realignment of its management structure along geographic regions in September 2019. As a result, effective September 2019, the Company's results are reported through the following operating segments: United States and Rest of World. Prior period amounts contained in these consolidated financial statements have been adjusted to conform to the new segment presentation. Refer to Note 30 for additional information.
(c)Basis of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, and all entities in which the Company has a controlling voting interest or is the primary beneficiary of a variable interest as of and for the fiscal years ended December 31, 2019, December 31, 2018 and December 31, 2017. The Company assesses control under the variable interest entity (“VIE”) model to determine whether the Company is the primary beneficiary of that entity's operations. If an entity is not deemed to be a VIE, the Company consolidates the entity if the Company has a controlling voting interest. Subsidiaries are fully consolidated from the date on which control is transferred to the Company. They are deconsolidated from the date that control ceases. Investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, but does not have control, are accounted for under the equity method of accounting. The Company consolidates the financial results of the following entities, which the Company controls:

Subsidiaries	Jurisdiction of Incorporation	Incorporation Date	Ownership Interest (ii)
Cronos Israel G.S. Cultivations Ltd. (i)	Israel	February 4, 2018	70%
Cronos Israel G.S. Manufacturing Ltd. (i)	Israel	September 4, 2018	90%
Cronos Israel G.S. Store Ltd. (i)	Israel	June 28, 2018	90%
Cronos Israel G.S. Pharmacies Ltd. (i)	Israel	February 15, 2018	90%

(i)	These Israeli entities are collectively referred to as “Cronos Israel.”

(ii)	“Ownership interest” is defined as the proportionate share of net income to which the Company is entitled; equity interest may differ from ownership interest as described herein.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

In the consolidated statements of net income (loss) and comprehensive income (loss), the net income (loss) and comprehensive income (loss) are attributed to the equity holders of the Company and to the non-controlling interests. Non-controlling interests in the equity of Cronos Israel are presented separately in the stockholder's equity (deficit) section of the consolidated balance sheets and consolidated statements of stockholders' equity (deficit). All intercompany transactions and balances are eliminated upon consolidation.
(d)Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Significant estimates and assumptions include, among other things, valuation of derivative liabilities, fair value of assets and liabilities assumed in business combinations, impairment of goodwill, contingent liabilities, inventory write-downs, valuation allowance on deferred income tax assets and uncertain tax liabilities. Actual results could differ from those estimates.
(e)Revenue Recognition
The Company's contracts with customers for the sale of dried cannabis, cannabis oil, cannabinoid-derived products and hemp-derived personal care products consist of one performance obligation. The Company has concluded that revenue from the sale of these products should be recognized at the point in time when control is transferred to the customer, which is on shipment or delivery, depending on the contract. Revenue is recognized at the transaction price, which is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods to a customer.
Net revenue before excise taxes from sale of goods, as presented in the consolidated statements of net income (loss) and comprehensive income (loss), represents revenue from the sale of goods less expected price discounts, and allowances for customer returns. Net revenue before excise taxes excludes excise taxes, which the Company pays as principal and excludes duties and taxes collected on behalf of third parties. Excise taxes are a production tax classified as government remittances payable, which when applicable, become payable when a product is delivered to the customer and are not directly related to the value of revenue.
The Company treats shipping and handling activities as a fulfillment cost, classified as cost of sales. Accordingly, the Company accrues all fulfillment costs related to the shipping and handling of consumer goods at the time of shipment. Within the Company's Rest of World segment, dried cannabis sales outside of Canada may include profit sharing arrangements with distributors which give rise to variable consideration. If the consideration in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the goods to the customer. The variable consideration is estimated as the most likely amount, based on the Company's historical information, at contract inception.
The Company's payment terms vary by customer and product type. For individual consumer sales, payment is due prior to the transfer of control.
The Company elected to treat the costs incurred to obtain a contract, primarily related to sales commissions, as an expense in the period incurred and not an asset to be capitalized, as the amortization period of the related asset would be less than one year. Accordingly, the Company will expense the costs to obtain a contract in the period incurred.
(f)Investments
Variable Interest Entities (“VIE”)
A VIE is an entity having either a total equity investment that is insufficient to finance its activities without additional subordinated financial support or equity investors at risk that lack the ability to control the entity's activities. Variable interests are investments or other interests that will absorb portions of a VIE's expected losses or receive portions of the VIE's expected residual returns. The Company evaluates whether it is the primary beneficiary of the each VIE it identifies on an ongoing basis and considers the impact of any reconsideration events. The primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE and holds a variable interest that could potentially be significant to the VIE. To make this determination the Company considers both quantitative and qualitative factors regarding the nature, size and form of its involvement with the VIE. The Company consolidates the VIE when it is determined that it is the primary beneficiary of the VIE.
Equity Method Investments
The Company accounts for investments in companies over which it has the ability to exercise significant influence but does not hold a controlling financial interest, using the equity method. Under the equity method, the Company records its proportionate share of income or losses in the consolidated statements of net income (loss) and comprehensive income (loss). If the current fair value of an investment falls below its carrying amount, this may indicate that an impairment loss should be recorded. Any impairment losses recognized cannot be reversed in subsequent periods.
(g)Inventory
Inventory is comprised of raw materials, finished goods and work-in-progress such as pre-harvested cannabis plants, by-products to be extracted, oils, gel caps, tinctures, and boxes. The costs of growing cannabis, including but not limited to labor, utilities, nutrition and irrigation, are capitalized into inventory until the time of harvest.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

Inventory is stated at the lower of cost and net realizable value, determined using weighted average cost. Cost includes expenditures directly related to manufacturing and distribution of the products. Primary costs include consumables (insect control, fertilizers, soil), packaging, shipping, direct labor, overhead, supplies and small tools, and the depreciation of manufacturing equipment and production facilities determined at normal capacity. Manufacturing overhead and related expenses include salaries, wages, employee benefits, rent, utilities, security, and property taxes.
Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At the end of each reporting period, the Company performs an assessment of inventory obsolescence to measure inventory at the lower of cost and net realizable value. Factors considered in the determination of obsolescence include slow-moving or non-marketable products.
(h) Definite Life Intangible Assets
Intangible assets are recorded at cost less any accumulated amortization and accumulated impairment losses. Intangible assets acquired through a business combination are measured at fair value at the acquisition date.
The Company capitalizes certain costs incurred in connection with its enterprise software, which include external direct costs of materials and services consumed in developing or obtaining internal-use software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the development of the software for the function intended. All other costs are expensed as incurred.
Intangible assets with finite useful lives are amortized over their estimated useful lives using the following methods and rates:

	Method	Rate
Enterprise software	Double declining	50%
Health Canada licenses	Straight-line	Useful life of corresponding facilities
Israeli codes (i)	Straight-line	Useful life of corresponding facilities

(i)
The preliminary licenses granted to Cronos Israel by the Medical Cannabis Unit of the Israeli Ministry of Health in early 2017 (the “Israeli Codes”) were transferred by non-controlling interests to Cronos Israel in exchange for their equity interests in the Cronos Israel entities specified above.

Amortization begins when assets become available for use. The estimated useful life, amortization method, and rate are reviewed at the end of each reporting period, with the effect of any changes in estimate being accounted for on a prospective basis.
(i)Property, Plant & Equipment
Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Rate
Building	15 to 25 years
Furniture and equipment	5 to 7 years
Computer equipment	Double declining- 50%
Leasehold improvements	Lesser of term of lease and useful life
Equipment under finance lease	Lesser of term of lease and useful life
When assets are disposed of, the cost and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repairs are charged to expense as incurred. Significant expenditures, which increase productivity or extend the useful life of the asset, are capitalized.
Interest incurred relating to construction or expansion of buildings is capitalized to the construction in progress. The Company ceases the capitalization of interest when construction activities are substantially completed and the facility is available for use. At this point, construction in progress is transferred to the appropriate asset class. Available for use is defined as the point at which the related building receives the requisite regulatory licenses to (i) possess cannabis, (ii) to obtain dried cannabis, fresh cannabis, cannabis plants or cannabis plant seeds by cultivating, propagating and harvesting cannabis, and (iii) to produce cannabis, other than obtaining it by cultivating, propagating, or harvesting. Depreciation commences at the point the assets are available for use.
(j)Leases
The Company enters into leases in the normal course of business, primarily for the land-use rights, office premises, and equipment used in the production of its products. At the inception of a contract, the Company assesses whether a contract is, or contains, a lease. A contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company performs an analysis over the classification of the lease agreement as either an operating lease or finance lease.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

A right-of-use asset and the related lease obligation associated with the lease are recorded at the inception of the lease. The right-of-use asset's recorded amount is based on the present value of future lease payments over the lease term at the commencement date plus any initial direct costs incurred. If the rate implicit in the lease is not readily determinable for the Company's operating leases, an incremental borrowing rate is generally used based on information available at the lease commencement date to determine the present value of future lease payments. Subsequent changes to these lease payments due to rate updates are recorded as lease expense in the period incurred. Leases with a term of 12 months or less are not recorded on the balance sheet as a lease.
The right of use asset is subject to impairment testing whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to the Company, while the leased asset is depreciated in accordance with the Company's depreciation policy if the title is to eventually transfer to the Company.
The Company's lease agreements generally exclude non-lease components. As a result, non-lease components are accounted for separately for all classes of assets and expensed as incurred. In addition, the Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. For finance leases, from the commencement date to the earlier of the end of the useful life of the right-of-use asset or the end of the lease term, the right of use asset is amortized on a straight-line basis and the interest expense is recognized on the lease liability using the effective interest method. For operating leases, lease expense is recognized on a straight-line basis over the term of the lease and presented as a single charge in the consolidated statements of net income (loss) and comprehensive income (loss).
(k)Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company groups assets at the lowest level for which cash flows are separately identifiable, referred to as an asset group. The Company prepares projected undiscounted cash flow analyses for each asset or asset group. If the sum of the undiscounted cash flow is less than the carrying value of the asset or asset group, an impairment loss is recognized equal to the excess of the carrying value over the fair value, if any. Impairment losses on assets held for sale are based on the fair value, less costs to sell.
Goodwill and indefinite life intangible assets are not amortized, but rather the Company performs an annual review of both for potential impairment in the fourth quarter of each year, and more frequently in the case an event occurs or circumstances change. The Company may opt to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In this case, or if a qualitative assessment is not performed, the Company performs a quantitative impairment test. The quantitative impairment test consists of two steps. Step 1 requires the Company to compare the carrying value of a reporting unit to its fair value. If the carrying value exceeds the fair value, step 2 of the impairment test is performed. Step 2 requires the Company to compare the carrying value to the implied fair value and if the carrying value exceeds the implied fair value, an impairment loss equal to the excess is recognized.
(l)Contingent Liabilities
A contingent liability is recorded when both information available before the consolidated financial statements are issued indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements and the amount of loss can be reasonably estimated. It must be probable that one or more future events will occur confirming the fact of the loss.
(m)Repurposing Charges
The Company's repurposing charges primarily include employee termination benefits and refurbishment costs. The recognition of repurposing charges requires the Company make certain judgments and estimates regarding the nature, timing, and amount of costs associated with the planned activity. To the extent actual results differ from estimates and assumptions, a revision to the estimated liabilities, requiring the recognition of additional repurposing charges or the reduction of liabilities already recognized may be required. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure these balances are properly stated and the utilization of the reserves are for their intended purpose in accordance with planned activity.
(n)Capital Stock
Capital stock is presented at the fair value at the time of issuance of the shares issued. Costs related to the issuance of shares are reported in equity, net of tax, as a deduction from the issuance proceeds.
(o)Foreign Currency
The Company's functional currency is the Canadian dollar (“C$”). Prior to the year ended December 31, 2019, the Company reported its financial results in C$, however following the change in the Company's status from foreign private issuer to a United States (“U.S.”) domestic issuer, the financial results are now reported in the U.S dollars (“dollars” or “$”). Functional currencies for the entities in these consolidated financial statements are their respective local currencies, including C$, A$ and Israeli New Shekel (“I$”). The assets and liabilities of the Company's foreign operations are translated into dollars at the exchange rate in effect as of December 31, 2019 and 2018. Transactions affecting the shareholders' equity (deficit) are translated at historical foreign exchange rates. The consolidated statements

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

of net income (loss) and comprehensive income (loss) and the consolidated statements of cash flows of the Company's foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period. The cumulative translation adjustments (“CTA”) resulting from translating the consolidated financial statements into their dollar reporting currency are recorded in other comprehensive income (loss).
Monetary assets and liabilities denominated in foreign currencies are translated to the functional currency by applying the foreign exchange rate in effect at the balance sheet date. Revenues and expenses are translated using the average foreign exchange rate for the reporting period. Realized and unrealized foreign currency differences are recognized in the consolidated statements of net income (loss) and comprehensive income (loss).
Transactions in foreign currencies are translated into the functional currency using the exchange rate prevailing at the date of the transaction are recorded in other comprehensive income. Exchange differences arising from operating transactions are recorded in net income for the period.
(p)Income Taxes
The Company accounts for its income taxes using the asset and liability method. Deferred income tax assets and liabilities are determined based on the difference between the financial reporting and the tax basis of the assets and liabilities. Deferred income tax assets and liabilities are determined based on enacted tax rates and laws for the years in which the differences are expected to reverse.
The Company recognizes uncertain income tax positions at the largest amount that is more-likely-than-not to be sustained upon examination by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Recognition or measurement is reflected in the period in which the likelihood changes. Any interest and penalties related to unrecognized tax liabilities are presented within income tax expense in the consolidated statements of net income (loss) and comprehensive income (loss). Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheets.
(q)Share-Based Compensation
As described in more detail below, the Company has four share-based compensation plans under which awards have been made: the 2018 Stock Option Plan, the 2015 Stock Option Plan (each, as defined below), the Cronos Group Inc. Employment Inducement Award Plan #1 (the “Employment Inducement Award Plan”) and a cash-settled deferred share unit (“DSU”) plan for non-executive directors.
Share-based compensation consists of equity-settled share-based awards such as stock options, restricted share units (“RSUs”), warrants and share appreciation rights (“SARs”) that are issued to employees, directors, and non-employees. Share-based compensation also consists of cash-settled deferred share units (“DSUs”) that are issued to non-executive directors.
Equity instruments granted are initially measured at fair value on the grant date. The fair value of the stock options and warrants are determined using the Black-Scholes option pricing model. The fair value of RSUs, SARs and DSUs are determined using the market price. This is recognized on a straight-line basis in the consolidated statements of net income (loss) and comprehensive income (loss) over the vesting period for employees, and over the contractual term for non-employees. The fair value of the payout of cash-settled DSUs is determined at each reporting date based on the fair value of the Company’s common shares at the reporting date and is recorded within other liabilities.
The related costs for all equity-settled share-based awards are reflected in additional paid-in capital until the awards are exercised. Upon exercise, shares are issued and the amount previously reflected in the additional paid-in capital is, along with any proceeds paid upon exercise, credited to share capital. Forfeitures are estimated at the time of grant, and the Company revises these estimates in subsequent periods if there is a difference in actual forfeitures and the estimates.
(r) Net Earnings (Loss) per Share
The Company presents basic and diluted net earnings (loss) per share data for its common shares. Basic net earnings (loss) per share is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potentially dilutive common shares which comprise warrants, stock options, RSUs, SARs and the Altria Warrant (as defined below).
(s)Cash and Cash Equivalents
Cash and cash equivalents are comprised of cash and highly liquid investments that are readily convertible into known amounts of cash with original maturities of three months or less. Cash and cash equivalents include amounts held in dollars, C$ and I$ and security deposits. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.
(t)Derivative Liabilities
Derivative liabilities consist of the Altria Warrant, Pre-emptive Rights, and certain Top-up Rights, see Note 28. Derivative liabilities are initially recognized at fair value at the date on which the derivative contract was entered into. Any attributable transaction costs are

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

recognized in net income (loss) as incurred. Subsequent to initial recognition, derivative liabilities are measured at fair value at each reporting date until settlement with the re-measurement gain or loss being recognized immediately in comprehensive income.
(u)Fair Value Measurements
The carrying value of the Company's cash, accounts receivable, other receivables, loan receivable, account payables and other liabilities and holdbacks payable approximate fair value, given their short-term nature.
Cronos Group uses a fair value hierarchy, which gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities, noted as Level 1 measurements, and the lowest priority to unobservable inputs, noted as Level 3 measurements. The following are the three levels of inputs used to measure fair value:
•Level 1 – valuation based on quoted prices (unadjusted) in active markets for identical assets and liabilities.

•	Level 2 – valuation techniques based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – valuation techniques using the inputs for the asset or liability that are not based on observable market data.
The Company's policy for determining when transfers between levels of the fair value hierarchy occur is based on the date of the event or changes in circumstances that caused the transfer.
(v)Acquisitions
The accounting basis for each acquisition is dependent on whether the integrated set of assets and activities acquired constitutes a business. A business consists of inputs and processes applied to those inputs that have the ability to contribute to the creation of outputs. The cost of acquisition is allocated to the assets acquired on a relative fair value basis. No goodwill is recognized in an asset acquisition. If it is determined that a business is not acquired, the transaction is accounted for as an asset acquisition and the relevant values are finalized prior to the next reporting period. On the other hand, when a business is acquired, the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805 is applied, which requires that once control of the business is obtained, the assets and liabilities of the acquired business, including amounts attributable to non-controlling interests, be recorded at their respective fair values as of the date of acquisition. Any excess of purchase consideration over the net fair value of tangible and identified intangible assets acquired less liabilities assumed is recorded as goodwill. The costs of business acquisitions, including fees for accounting, legal, professional consulting and valuation specialists, are expensed as incurred. Purchase price allocations may be preliminary and, during the measurement period not to exceed one year from the date of acquisition, changes in assumptions and estimates that result in adjustments to the fair value of assets acquired and liabilities assumed are recorded in the period the adjustments are determined.
For business combinations achieved in stages, the Company’s previously held interest in the acquiree is remeasured at its subsequent acquisition date fair value, with the resulting gain or loss recorded in the consolidated statements of net income (loss) and comprehensive income (loss). For a pre-existing relationship between the Company and acquiree that is not extinguished on the business combination, such a relationship is considered effectively settled as part of the business combination even if it is not legally cancelled. At the acquisition date, it becomes an intercompany relationship and is eliminated upon consolidation.
Contingent consideration in a business combination is initially measured at fair value. Subsequently all liability classified as contingent consideration is remeasured at fair value at each reporting period until the contingency is resolved and any change in the fair value following the date of acquisition is recorded in the consolidated statements of net income (loss) and comprehensive income (loss). All equity classified as contingent consideration is not remeasured and its subsequent settlement is accounted for within equity.

3. New Accounting Pronouncements
(a)Adoption of new accounting pronouncements
Leases:
On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and all related ASU amendments (collectively “ASU No. 2016-02”), which requires entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The Company applied the guidance retrospectively at the beginning of the period of adoption, and the Company recognized the cumulative effect of initially applying ASU No. 2016-02 as an adjustment to the accumulated deficit as of January 1, 2019. As a result, comparative periods prior to adoption will continue to be presented in accordance with prior lease guidance, including disclosures. The Company has applied the following practical expedients:

(i)
The Company used hindsight in determining the lease terms and assessing impairment of right-of-use assets when transitioning to ASU No. 2016-02 using its actual knowledge and current expectation as of the effective date.

(ii)	The Company has elected not to assess whether any land easements existing or entered into prior to the adoption of ASU No. 2016-02 are, or contain, leases in accordance with ASU No. 2016-02.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

(iii)
On transition to ASU No. 2016-02, the Company elected to apply the practical expedient to grandfather the assessment of which transactions are leases. The Company applied ASU No. 2016-02 only to contracts that were previously identified as leases. Contracts that were not identified as leases previously were not reassessed for whether there is a lease. The Company applied the definition of a lease under ASU No. 2016-02 to contracts entered into or changed on or after January 1, 2019.

The impact of the adoption was not material to the Company’s consolidated financial statements. As a result of the adoption, the Company, as the lessee, recorded right-of use assets of $1,492 and lease liabilities of $1,198 for its leases at January 1, 2019. The Company’s finance leases were not material for any of the periods presented. The Company did not identify an impact from the initial application of ASU No. 2016-02 to the accumulated deficit as at January 1, 2019.
The following table summarizes the impacts of adopting ASU No. 2016-02 on the Company’s consolidated financial statements as of the adoption date of January 1, 2019.

As of January 1, 2019	As previously reported	Adjustments	As restated under ASU No. 2016-02
Right-of-use assets	$159	$1,333	$1,492
Current lease liabilities	30	222	252
Non-current lease liabilities	87	1,111	1,198
Financial instrument - credit losses:
On January 1, 2019, the Company early adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and all related ASU amendments (collectively “ASU No. 2016-13”). ASU No. 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Adoption of ASU No. 2016-13 requires organizations to use forward-looking information to better formulate their credit loss estimates.
The Company has applied the guidance using a modified retrospective approach requiring that the Company recognize the cumulative effect of initially applying the impairment standard as an adjustment to opening accumulated deficit in the period of initial application. There was no adjustment to the Company’s opening accumulated deficit in the period as there were no incremental impairment losses as a result of the early adoption of ASU No. 2016-13 as of the date of initial application.
(b)New accounting pronouncements not yet adopted
In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). ASU No. 2020-01 clarifies the interaction of accounting for the transition into and out of the equity method. The new standard also clarifies the accounting for measuring certain purchased options and forward contracts to acquire investments. The guidance in ASU No. 2020-01 is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”). ASU No. 2019-12 eliminates certain exceptions and simplifies the application of U.S. GAAP-related to changes in enacted tax laws or rates and employee stock option plans. ASU No. 2019-12 is effective for annual and interim periods beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU on the Company’s consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820) (“ASU No. 2018-13”). ASU No. 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. ASU No. 2018-13 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company’s adoption of ASU No. 2018-13 is not expected to have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other Internal-use-software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU No. 2018-15”). ASU No. 2018-15 amends current guidance to align the accounting for costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs associated with developing or obtaining internal-use software. The guidance in ASU No. 2018-15 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company’s adoption of ASU No. 2018-15 is not expected to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”). ASU No. 2017-04 eliminates step 2 from the goodwill impairment test and instead requires an entity to measure the impairment of goodwill assigned to a reporting unit if the carrying value of assets and liabilities assigned to the reporting

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

unit, including goodwill, exceeds the reporting unit’s fair value. The guidance in ASU No. 2017-04 is effective for annual and interim goodwill tests completed by the Company beginning on January 1, 2020. After the adoption of this standard, which will be applied prospectively, the Company will follow a one-step model for goodwill impairment. The Company’s adoption of ASU No. 2017-04 is not expected to have a material impact on its consolidated financial statements.

4. Revenues from Contracts with Customers
On January 1, 2018, Cronos Group adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. Cronos Group elected to apply the guidance using the modified retrospective transition method. Cronos Group disaggregates net revenues based on product type. For further discussion, see Note 30. Receivables were $4,638 at December 31, 2019 (2018 – $3,052). The Company recorded a CECL of $136 as of December 31, 2019 (2018 – $37).
Cronos Group offers discounts to customers for prompt payment and calculates cash discounts as a percentage of the list price based on historical experience and agreed-upon payment terms. Cronos Group records an allowance for cash discounts, which is included as a contra-asset against receivables on the Company’s consolidated balance sheets.
Revenue is measured net of returns. As a result, the Company is required to estimate the amount of returns based on the historical data by customer and product type, adjusted for forward-looking information. This is included in other liabilities on the Company’s consolidated balance sheets. The Company estimates sales returns based principally on historical volume and return rates, as a reduction to revenues. The difference between actual sales and estimated sales returns is recorded in the period in which the actual amounts become known. These differences, if any, have not had a material impact on the Company’s consolidated financial statements.
Upon return, products can be extracted from dried cannabis, resold, or destroyed depending on the nature of the product. The Company has assessed that the amount recoverable is immaterial.

5. Inventory
Inventory is comprised of the following items:

	As of December 31,
	2019	2018
Raw materials	$995	$2,577
Work-in-progress – dry cannabis	11,538	1,596
Work-in-progress – cannabis extracts	17,975	—
Finished goods – dry cannabis	1,798	1,502
Finished goods – cannabis extracts	2,624	1,123
Supplies and consumables	3,113	588
Total	$38,043	$7,386
Inventory is written down for any obsolescence or when the net realizable value of inventory is less than the carrying value. For the year ended December 31, 2019, the Company recorded write-downs related to inventory of $29,440, including $1,940 related to the repurposing of the Peace Naturals Campus. Refer to Note 23 for additional information.
There were no inventory write-downs in 2018 and 2017.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

6. Investments
(a)Variable Interest Entities
The Company holds variable interests in Cronos Growing Company Inc. (“Cronos GrowCo”) and MedMen Canada Inc. (“MedMen Canada”).
Cronos GrowCo is a joint venture incorporated under the Canada Business Corporations Act (“CBCA”) on June 14, 2018 with the objective of building a cannabis production greenhouse, applying for cannabis licenses under the Cannabis Act, and growing, cultivating, extracting, producing and selling cannabis in accordance with such licenses. Cronos Group holds variable interests in Cronos GrowCo through its ownership of 50% of Cronos GrowCo’s common shares and senior secured debt in Cronos GrowCo. The Company has also agreed to purchase a minimum amount of Cronos GrowCo’s cannabis product annually, subject to Cronos GrowCo’s receipt of all applicable licenses and permits. Cronos GrowCo’s economic performance is driven by the quantity and strains of cannabis grown. The joint venture partners mutually determine the quantity and strains of cannabis grown.
MedMen Canada is a joint venture incorporated under the CBCA on March 13, 2018, with the objective of the retail sale and marketing of cannabis products in Canada. MedMen Canada holds the exclusive license to the MedMen brand in Canada for a minimum term of 20 years. Cronos holds variable interests in MedMen Canada through its ownership of 50% of MedMen Canada’s common shares and other subordinated debt in the entity. MedMen Canada’s economic performance is driven by the quantity and strains of cannabis sold. Subject to applicable law, the joint venture partners mutually determine the quantity and strains of cannabis to be sold in MedMen Canada’s retail stores, if and when stores are opened.
NatuEra is a joint venture registered in Luxembourg with the objective of cultivating and commercializing medical cannabis to serve the export market. Cronos holds variable interests in NatuEra through its ownership of 50% of NatuEra’s common shares and other debt in the entity. NatuEra’s economic performance is driven by the quantity and strains of cannabis to be grown. The joint venture partners mutually determine the quantity and strains of cannabis grown.
The Company’s investments in Cronos GrowCo and MedMen Canada are exposed to economic variability from each entity’s performance, however the Company does not consolidate the entities as it does not have the power to direct the activities that most significantly impact the joint ventures’ economic performance; thus, Cronos Group is not considered the primary beneficiary of the entity. These investments are accounted for as equity method investments classified as Investments in Equity Accounted Investees in the consolidated balance sheets.
(b)Equity Method Investments

	Other Net Assets (Liabilities)	Maximum Exposure to Loss
Cronos Australia	$10,900	$1,355
Cronos GrowCo	3,091	20,700
MedMen Canada	(199)	642
NatuEra	(358)	4,888
Balance at December 31, 2019	$13,434	$27,585

Cronos Australia	$(737)	$1,051
Cronos GrowCo	(50)	3,068
MedMen Canada	(257)	1,450
Balance at December 31, 2018	$(1,044)	$5,569
Refer to Note 7 for advances to the joint ventures included in the investment in equity accounted investees.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

	Whistler (i)	MedMen Canada	Cronos GrowCo	Cronos Australia (ii)	NatuEra	Total
As of January 1, 2018	$3,028	$—	$—	$—	$—	$3,028
Capital contributions	—	78	77	325	—	480
Share of net income (loss)	178	(213)	(100)	(588)	—	(723)
Advances to joint ventures applied to (recovered from) carrying amount of investments	—	128	21	251	—	400
Change due to currency translation	(246)	7	2	12	—	(225)
As of December 31, 2018	$2,960	$—	$—	$—	$—	$2,960
Capital contributions (disposals)	$(3,073)	$—	$1,658	$—	$—	$(1,415)
Share of net income (loss)	29	35	(167)	(1,101)	(805)	(2,009)
Advances to joint ventures applied to (recovered from) carrying amount of investments	—	(35)	(22)	779	224	946
Change due to currency translation	84	—	32	(24)	(17)	75
As of December 31, 2019	$—	$—	$1,501	$(346)	$(598)	$557

(i)
Whistler was incorporated in British Columbia, Canada and is a license holder under the Cannabis Act (Canada) with production facilities in British Columbia, Canada. Although the Company held less than 20% of the ownership interest and voting control of Whistler, the Company had the ability to exercise significant influence through its power to elect board members. The Company fully divested its investment in Whistler during the three months ended March 31, 2019. See Note 9.

(ii)
Cronos Australia was a joint venture incorporated under the Corporations Act 2001 (Australia) on December 6, 2016 and was an unconsolidated VIE upon initial recognition. On October 25, 2019, Cronos Australia issued 40 million new shares in an initial public offering at an offering price of A$0.50 per share. Cronos’ ownership in Cronos Australia decreased from 50% to 31% on November 7, 2019 when Cronos Australia began trading on the Australian Securities Exchange. This resulted in a reconsideration event, which required the reassessment of the Company’s VIE conclusion. Upon reconsideration, the Company determined that the entity was no longer a VIE as of December 31, 2019 and is now reported under the equity method.

The following is a summary of financial information for the Company’s equity method investments as of and for the year ended December 31:

	2019	2018
Current assets	$23,200	$7,121
Non-current assets	76,212	27,129
Current liabilities	52,796	3,746
Non-current liabilities	33,189	13,201

Revenue	52	5,344
Gross profit	—	—
Net income (loss)	(2,048)	(874)

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

7. Advance to Joint Ventures

	MedMen Canada(i)	Cronos GrowCo	Cronos Australia(ii)	NatuEra	Total
As of January 1, 2018	$—	$—	$—	$—	$—
Advances (repayments)	1,309	3,127	500	—	4,936
Advances to joint ventures recovered from (applied to) carrying amount of investments	(128)	(21)	(251)	—	(400)
Changes due to currency translation	63	(136)	226	—	153
As of December 31, 2018	$1,244	$2,970	$475	$—	$4,689
Advances (repayments)	$(852)	$15,494	$274	$219	$15,135
Advances to joint ventures recovered from (applied to) carrying amount of investments	35	22	(779)	(224)	(946)
Changes due to currency translation	44	480	30	5	559
As of December 31, 2019	$471	$18,966	$—	$—	$19,437

(i)	Advance is unsecured, non-interest bearing, and there are no terms of repayment. Refer to Note 6 for details regarding the Company’s investments in MedMen.

(ii)
A$1,500 is governed by an unsecured loan bearing interest at a rate of 12% per annum, calculated and compounded daily, in arrears, on the amounts advanced from the date of each advance. The loan is due on January 1, 2022. If the loan is overdue, the outstanding amount bears interest at an additional 2% per annum. Refer to Note 6 for details regarding the Company’s investment in Cronos Australia.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

8. Loan Receivable

	As of December 31,
	2019	2018
Current portion
NatuEra series A loan (i)	$4,575	$—
Evergreen loan (ii)	—	194
Add: Accrued interest	89	36
Total current portion of loans receivable	4,664	230
Long term portion
Cronos GrowCo credit facility (iii)	31,678	—
2645485 Ontario Inc. (“Mucci”) promissary note (iv)	12,587	—
Add: Accrued interest	702	—
Total long term portion of loans receivable	44,967	—
Total loans receivable	$49,631	$230

(i)
On September 27, 2019, the Company entered into a master loan agreement (the “Series A Loan”) for $4,575 with NatuEra with effect as of August 29, 2019. The total aggregate principal amount of the Series A Loan is $9,150, of which the Company has committed to fund 50% and its joint venture partner has committed to fund the remaining 50%. Outstanding principal amounts bear interest at a fixed annual rate of 5.67% with a maturity date of August 29, 2020.

(ii)
On June 9, 2014, the Company entered into a general service agreement with Evergreen Medicinal Supply Inc. (“Evergreen”) for $194. The loan is due on demand and accrued interest at a fixed annual rate of 8%, up to March 31, 2017, calculated and payable annually in arrears. During the twelve months ended December 31, 2019, the Company received cash repayment of $230 on the outstanding balance from Evergreen, net of $36 of accrued interest.

(iii)
On August 23, 2019, the Company entered into a credit agreement with Cronos GrowCo in respect of a C$100,000 secured non-revolving term loan credit facility (the “GrowCo Credit Facility”). The GrowCo Credit Facility will mature on March 31, 2031 and will bear interest at varying rates based on the Canadian prime rate as announced by the Bank of Montreal. Interest began to accrue as of the closing date of the GrowCo Credit Facility and is payable on a quarterly basis until maturity, except that any interest accrued prior to March 31, 2021 will be payable not later than December 31, 2021. Repayment of principal will be made on a quarterly basis commencing on March 31, 2021. The credit facility is secured by substantially all present and after acquired property of Cronos GrowCo and its subsidiaries. Mucci, the other 50% shareholder of Cronos GrowCo, has provided a limited recourse guarantee in favour of Cronos GrowCo, secured by Mucci's shares in Cronos GrowCo. As at December 31, 2019, Cronos GrowCo Credit Facility had drawn $31,678 from the credit facility.

(iv)
On June 28, 2019, the Company entered into a promissory note receivable agreement (the “Mucci Promissory Note”) for C$16,350 with Mucci. The outstanding principal amount of the Mucci Promissory Note bears interest at 3.95% annually and is due within 90 days of demand. The Company does not intend to demand the loan within 12 months. Interest accrued under the Mucci Promissory Note until July 1, 2021 is payable by way of capitalization on the principal amount and interest thereafter must be paid in cash on a quarterly basis. The Mucci Promissary Note is secured by a general security agreement covering all the assets of Mucci.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

9. Other Investments
Other investments consist of investments in common shares and warrants of several companies in the cannabis industry. Canopy and Vivo Cannabis shares were the only investments quoted in an active market as of the relevant period end date and, as a result, had a reliably measurable fair value as of such period end dates.
The gains (losses) recognized upon the increase (decrease) in the fair value of other investments were as follows:

	Year ended December 31,
	2019	2018	2017
Gain recognized in other comprehensive income (loss) before taxes
Canopy Growth Corporation (“Canopy”) (i)	$—	$—	$469
	$—	$—	$469
The balance of other investments were as follows:

	As of December 31,
	2019	2018	2017
Fair value through profit or loss investment
Canopy (i)	$—	$297	$—
	$—	$297	$—
The gains (losses) recognized in net income (loss) related to other investments were as follows:

	Year ended December 31,
	2019	2018	2017
Gain recognized in net income (loss)
Canopy (i)	$51	$166	$27
Vivo Cannabis - shares (ii)	—	(173)	3,208
Vivo Cannabis - share warrants (ii)	—	171	4
The Hydropothecary Corporation (“Hydropothecary”) (iii)	—	—	507
Aurora Cannabis Inc. (“Aurora”) (iv)	696	—	—
	$747	$164	$3,746

(i)
During the year ended December 31, 2019, the Company sold all of its shares of Canopy (2018 – 18,436,000 and 2017 – 7,374,000) for proceeds of $355 (2018 – $530; 2017 – $68). Upon adoption of ASU 2016-01 during the year ended December 31, 2018, the gains and losses on the Canopy investment were reclassified from fair value through other comprehensive income to fair value through net income.

(ii)
During the year ended December 31, 2017, ABcann completed a reverse takeover with Panda Capital Inc. As a result of this transaction, ABcann began trading on the TSX. The Company subscribed for additional shares of ABcann of $808 and sold 8,770,001 shares of ABcann for proceeds of $7,602 during the year ended December 31, 2017.

AbCann changed its name to Vivo Cannabis (“Vivo”) during 2018. During the year ended December 31, 2018, the Company exercised 182,927 share warrants for aggregate consideration of $87 for additional shares of Vivo. During the year ended December 31, 2018, the Company sold all 182,927 shares of Vivo for proceeds of $216.
Upon adoption of ASU 2016-01 during the year ended December 31, 2018, the gains and losses on the Vivo Cannabis shares investment were reclassified from fair value through other comprehensive income to fair value through net income.

(iii)
During the year ended December 31, 2017, BFK Capital Corp. acquired all of the outstanding shares of Hydropothecary (currently operating as HEXO Corp. and trading as TSX: HEXO). As a result of this transaction, Hydropothecary executed a 6:1 stock split. During the year ended December 31, 2017, the Company sold all 550,002 shares of Hydropothecary for proceeds of $719. The cumulative gain previously recognized as other comprehensive income on these shares was reclassified to income during 2017.

(iv)
In connection with the Company’s investment in Whistler transaction described in Note 6, the Company received 2,524,341 common shares of Aurora. During the year ended December 31, 2019, the Company sold all 2,524,341 common shares of Aurora, for gross proceeds of $19,299.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

10. Accumulated Other Comprehensive Income (Loss)
The following is a continuity schedule of accumulated other comprehensive income (loss):

	2019	2018	2017
Net unrealized gain (loss) on revaluation and disposal of other investments
Balance at January 1	$5	$446	$43
Cumulative effect from adoption of ASU 2016-01	—	(444)	—
Net unrealized (loss) gain	—	3	415
Reclassification of net (gain) loss to net income	—	—	(12)
Balance at December 31	5	5	446

Net foreign exchange gain (loss) on translation of foreign operations
Balance at January 1	(9,875)	2,456	—
Net unrealized (loss) gain	37,708	(12,331)	2,456
Balance at December 31	27,833	(9,875)	2,456
Total other comprehensive income (loss)	$27,838	$(9,870)	$2,902

11. Leases
The Company has entered into leases primarily for the land-use rights, office premises and equipment used in the production of cannabis, hemp and related products. The Company’s leases have terms which range from three years to nine years, excluding land use rights, which generally extend over 15 years. These leases often include options to extend the term of the lease for up to 10 years. When it is reasonably certain that the option will be exercised, the impact of the option is included in the lease term for purposes of determining total future lease payments.
Operating leases greater than one year are included in right-of-use assets and operating lease liabilities. Finance leases are included in property, plant and equipment on the Company’s consolidated balance sheet.
The Company’s finance leases were not material for any of the periods presented.

Year ending December 31, 2019
Lease cost
Operating lease cost	$760
Short-term lease cost	373
Total lease cost	$1,133

Weighted-average remaining lease term – operating leases	5
Weighted-average discount rate – operating leases	12%

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

12. Loans Payable
On August 23, 2017, Peace Naturals, as borrower, signed a construction loan agreement with Romspen Investment Corporation as lender, to borrow C$40,000 ($31,860), to be funded by way of multiple advances. The aggregate advances were limited to C$35,000 ($27,877) until the lender received an appraisal valuing the property in British Columbia at an amount of not less than C$8,000 ($6,372). The loan bore interest at a rate of 12% per annum, calculated and compounded monthly, in arrears, on the amounts advanced from the date of each advance. The term of the loan was two years, with the borrower’s option to extend for another twelve months.
As at December 31, 2018, C$20,951 ($15,625) was outstanding relating to the construction loan payable, including accrued interest of C$121 ($89) and net of transaction costs of C$481 ($353), in addition to C$7,887 ($5,783) of holdback payable relating to the loan. This is included within the balance of Accounts payable and other liabilities.
On January 23, 2019, the Company entered into a credit agreement with Canadian Imperial Bank of Commerce, as administrative agent and lender, and the Bank of Montreal, as lender, in respect of a C$65,000 ($48,715) secured non-revolving term loan credit facility (the “Credit Facility”). The loan was guaranteed by the Company’s wholly owned Canadian subsidiaries and secured by substantially all present and after-acquired property of the Company and its wholly owned Canadian subsidiaries. The Company used the funds available under the Credit Facility to fully repay the construction loan payable, consisting of C$21,311 ($15,971) in loan principal and C$275 ($206) in accrued interest and fees, calculated for the period from January 1, 2019 to January 22, 2019.
On March 8, 2019, the Credit Facility was fully repaid. In connection with the Credit Facility, the Company incurred financing costs of C$523 ($395) which were expensed upon repayment of the Credit Facility.
As at December 31, 2019, the balances of construction loan payable and holdback payable are both $nil.

13. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following

	As of December 31,
	2019	2018
Cost
Land	$3,727	$2,451
Building	150,324	15,875
Furniture and equipment	10,156	4,788
Computer equipment	687	340
Leasehold improvements	2,789	1,161
Construction in progress	3,569	103,728
Less: accumulated depreciation and amortization	(9,443)	(2,438)
Balance at December 31	$161,809	$125,905
Depreciation expense included in costs of sales relating to manufacturing equipment and production facilities for the year ended December 31, 2019 was $1,812 (2018 – $374; 2017 – $351). Depreciation expense included in operating expenses related to general office space and equipment for the year ended December 31, 2019 was $1,455 (2018 – $423; 2017 – $417). The remaining depreciation is included in inventory.
For the year ended December 31, 2019 there is $nil (2018 – $89) of capitalized interest included in construction in progress.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

14. Intangible Assets and Goodwill
(a)Intangible Assets
Intangible assets are comprised of the following items:

	Weighted Average Amortization Period (in years)	As of December 31,
		2019			2018
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Software	N/A	$541	$202	$339	$264	$53	$211
Health Canada licenses	17	8,627	976	7,651	8,217	465	7,752
Lord JonesTM brand	N/A	64,000	—	64,000	—	—	—
Trademarks	N/A	36	—	36	—	—	—
Israeli Codes (i)	25	298	4	294	274	—	274
		$73,502	$1,182	$72,320	$8,755	$518	$8,237

(i)
The preliminary licenses granted to Kibbutz Gan Shmuel (the Cronos Israel joint venture partner) by the Medical Cannabis Unit of the Israeli Ministry of Health in early 2017 (the “Israeli Codes”) were transferred by non-controlling interests to Cronos Israel in exchange for their equity interests in the Cronos Israel entities specified above.

The aggregate amortization for the period was $646 (2018 – $546; 2017 – $nil). Intangible asset additions in 2019 included the Lord JonesTM brand for $64,000. There were no disposals of intangible assets in 2019.
The amortization expense for the next five years on intangible assets in use is estimated to be as follows: 2020 – $531; 2021 – $520; 2022: $496; 2023 – $480; 2024 – $479.
(b)Goodwill

	As of January 1, 2018	Additions	Effect of CTA	As of December 31, 2018	Additions	Effect of CTA	As of December 31, 2019
OGBC	$312	$—	$(25)	$287	$—	$15	$302
Peace Naturals	1,114	—	(87)	1,027	—	51	1,078
Redwood	—	—	—	—	213,414	—	213,414
	$1,426	$—	$(112)	$1,314	$213,414	$66	$214,794

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

15. Capital Stock
The Company is authorized to issue an unlimited number of no par value common shares.
The holders of the common shares are entitled to receive dividends, which may be declared from time to time, and are entitled to one vote per share at shareholder meetings of the Company. All common shares are ranked equally with regards to the Company’s residual net assets.
The following is a summary of common shares issued:

	2019	2018	2017
Bought deal offering	—	15,677,143	13,181,190
Private placement – 2017	—	—	6,671,111
Altria investment	149,831,154	—	—
Redwood acquisition	5,086,586	—	—
Private placement – 2019	856,017	—	—
	155,773,757	15,677,143	19,852,301
During the year ended December 31, 2019, the Company issued 149,831,154 common shares to Altria for aggregate gross proceeds of $1,809,556, net of issuance costs of $3,722. The gross proceeds were first allocated to the derivative liabilities issued in connection with the Altria Investment, and the residual of $248,302 was allocated to share capital. Pursuant to the Altria Investment, the Company incurred transaction costs of $25,223, of which $3,642 was allocated to share capital and $21,581 to the derivative liabilities based on the relative fair values assigned to the respective components. Refer to Note 28 for additional information.
During the year ended December 31, 2019, the Company issued 5,086,586 common shares with a fair value of $56,109 related to the acquisition of certain subsidiaries of Redwood Holding Group, LLC (collectively, “Redwood”). Refer to Note 20 for additional information.
During the year ended December 31, 2019, the Company also issued 856,017 common shares to an accredited investor in a private placement (“Private Placement - 2019”) in reliance on Section 4(a)(2) of the Securities Act in connection with the use of certain publicity rights in brand development. The common shares vest in three equal installments on each of (a) January 31, 2020, (b) June 23, 2021; and (c) December 23, 2022. The issuance did not involve a public offering and was made without general solicitation or advertising. The total fair value of the consideration paid for the issuance of such common shares was approximately $6,000. The fair value of the shares was calculated using the ten-day volume weighted average price per share of the Company’s common shares on Nasdaq.
During the year ended December 31, 2018, the Company issued 15,677,143 (2017 – 13,181,190) common shares for aggregate gross proceeds of $115,510 (2017 – $26,382) through bought deal offerings, net of issuance costs of $7,577 (2017 – $2,091).
During the year ended December 31, 2017, the Company issued 6,671,111 common shares for aggregate gross proceeds of $2,160 through private placements, net of issuance costs of $23.
There were no share repurchases during the year ended December 31, 2019, 2018 or 2017.

16. General and Administrative Expenses
General and administrative expense are comprised of the following items:

	Year ended December 31,
	2019	2018	2017
Salaries and wages	$17,829	$4,294	$989
Professional and consulting	15,369	5,242	2,197
Office and general	13,407	3,713	1,236
Other	2,767	198	482
Total	$49,372	$13,447	$4,904

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

17. Share-based Payments
(a)Warrants
The following is a summary of the changes in warrants from January 1, 2017 to December 31, 2019:

	Weighted average exercise price (C$)	Number of warrants
Balance at January 1, 2017	$0.24	45,885,172
Exercise of warrants	0.23	(7,211,308)
Expiry of warrants	0.70	$(19,210)
Balance at December 31, 2017	$0.24	$38,654,654
Exercise of warrants	0.14	$(13,114,336)
Expiry of warrants	0.08	$(82,695)
Balance at December 31, 2018	$0.26	$25,457,623
Exercise of warrants	$0.26	(7,390,961)
Balance at December 31, 2019	$0.26	18,066,662

As of December 31, 2019, the Company had outstanding warrants as follows. Refer to Note 28 on derivative liabilities for disclosure of the Altria Warrant.

Grant Date	Expiry date	Number of warrants	Weighted average exercise price (C$)
October 8 – 28, 2015	October 8 – 28, 2020	2,976,610	$0.31
May 13 – 27, 2016	May 13 – 27, 2021	15,090,052	0.25
		18,066,662	$0.26

(b)Stock options

(i)	Stock option plans
The Company adopted an amended and restated stock option plan dated May 26, 2015 (the “2015 Stock Option Plan”) which was approved by shareholders of the Company at the annual general meeting of shareholders held on June 28, 2017. The 2015 Stock Option Plan allowed the Board to award options to purchase shares to directors, officers, key employees and service providers of the Company. As of December 31, 2019, the 2015 Stock Option Plan has 12,332,215 Company common shares issued under the plan. As of December 31, 2019, the total shared-based compensation expense associated with the 2015 Stock Option Plan was $7,411 (2018 – $8,062; 2017 –$1,931). As of June 28, 2018, no further awards will be granted under the 2015 Stock Option Plan; however, shares may be purchased via option exercise by the holders of any outstanding options previously issued under the 2015 Stock Option Plan.
On June 28, 2018, the shareholders of the Company approved a new stock option plan (the “2018 Stock Option Plan”). Upon the approval of shareholders of the 2018 Stock Option Plan, the Company discontinued grants under the 2015 Stock Option Plan, and options then outstanding under the 2015 Stock Option Plan remain outstanding and either may be exercised, expire or otherwise terminated in accordance with their terms. As of December 31, 2019, options to purchase 1,817,287 Company common shares were outstanding under the 2018 Stock Option Plan. On November 12, 2019, the Board approved an amendment to the 2018 Stock Option Plan, effective as of January 1, 2020, to set the maximum number of the Company’s common shares issuable under the 2018 Stock Option Plan equal to the lesser of (i) 34,881,747 and (ii) 10% of the number of issued and outstanding Company common shares on a non-diluted basis at any time (which, as of December 31, 2019, was 34,881,747). For the year ended December 31, 2019, the total stock-based compensation expense associated with the 2018 Stock Option Plan was $2,850 (2018 – $89).
The 2018 Stock Option Plan authorizes the award of options to directors, officers, key employees and service providers (including consultants) of the Company. Shares subject to awards granted under the 2018 Stock Option Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, do not reduce the number of shares available for issuance under the 2018 Stock Option Plan. Additionally, shares become available for future grant under the 2018 Stock Option Plan if they were issued under the 2018 Stock Option Plan and the Company repurchases them or they are forfeited. This includes shares used to pay the exercise price of an award or to satisfy the tax withholding obligations related to an award.
Options represent the right to purchase Company common shares on the date of exercise at a stated exercise price. The exercise price of an option generally must be at least equal to the fair market value of the Company common shares on the date of grant. The Company’s

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

compensation committee may provide for options to be exercised only as they vest or to be immediately exercisable with any shares issued on exercise being subject to the Company’s right of repurchase that lapses as the shares vest. The maximum term of options granted under the 2018 Stock Option Plan is seven years.
Participants under the 2018 Stock Option Plan are eligible to be granted options to purchase shares at an exercise price established upon approval of the grant by the Board. When options are granted, the exercise price is, with respect to a particular date, the closing price as reported by the TSX and, if the shares are not traded on the TSX, the Nasdaq or any other stock exchange on which the Company’s common shares are traded (as selected by the Board in good faith taking into account applicable legal and tax requirements) on the immediately preceding trading day (the “Fair Market Value”). The 2018 Stock Option Plan does not authorize grants of options with an exercise price below the Fair Market Value.
Vesting conditions for grants of options are determined by the Board. The typical vesting for employee grants is quarterly vesting over five years, and the typical vesting for directors and executive officers is quarterly vesting over three to five years. The term of the options is established by the Board, provided that the term of an option may not exceed seven years from the date of the grant.
The 2018 Stock Option Plan also provides for the issuance of SARs in tandem with options. Each SAR entitles the holder to surrender to the Company, unexercised, the right to subscribe for shares pursuant to the related option and to receive from the Company a number of shares, rounded down to the next whole share, with a Fair Market Value on the date of exercise of each such SAR that is equal to the difference between such Fair Market Value and the exercise price under the related option, multiplied by the number of shares that cease to be available under the option as a result of the exercise of the SAR, subject to satisfaction of applicable withholding taxes and other source deductions. Each unexercised SAR terminates when the related option is exercised or the option terminates, including upon a change in control. Upon each exercise of a SAR, in respect of a share covered by an option, such option is cancelled and is of no further force or effect in respect of such share.

(ii)	Summary of changes
The following is a summary of the changes in options from January 1, 2017 to December 31, 2019:

	Weighted average exercise price (C$)	Number of options
Balance at January 1, 2017	$1.10	6,177,594
Issuance of options	2.82	6,402,000
Exercise of options	1.03	(571,246)
Cancellation of options	1.15	(404,598)
Balance at December 31, 2017	$2.05	11,603,750
Issuance of options	$8.23	1,910,000
Exercise of options	1.41	(597,379)
Cancellation of options	2.43	(13,376)
Balance at December 31, 2018	$2.99	12,902,995
Issuance of options	$20.08	1,534,162
Exercise of options	3.48	(282,572)
Cancellation of options	2.27	(5,083)
Balance at December 31, 2019	$4.84	14,149,502
The weighted average share price at the dates the options were exercised during the year ended December 31, 2019 was C$23.88 per share (2018 – C$9.37 per share; 2017 – C$3.66 per share). The total fair values of stock options vested in 2019 and 2018 were $10,278 and $8,151, respectively.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

As of December 31, 2019 the Company had outstanding and exercisable options as follows:

				Weighted average
Grant date	Vesting terms	Expiry date	Number of options	Exercise price (C$)	Remaining contractual life (in years)
August 5, 2016	Evenly over 48 months	August 5, 2021	1,058,334	$0.50	1.60
October 6, 2016	Evenly over 48 months	October 6, 2021	3,242,542	1.23	1.77
November 21, 2016	Evenly over 48 months	November 21, 2021	182,000	1.84	1.89
April 12, 2017	Evenly over 48 months	April 12, 2022	3,255,009	3.14	2.28
August 24, 2017	Evenly over 48 months	August 24, 2022	2,853,288	2.42	2.65
November 9, 2017	Evenly over 48 months	November 9, 2022	200,000	3.32	2.86
January 30, 2018	Evenly over 48 months	January 30, 2023	267,917	8.40	3.08
January 31, 2018	Evenly over 48 months	January 31, 2023	109,375	9.00	3.09
May 17, 2018	Evenly over 48 months	May 17, 2023	1,163,750	7.57	3.38
June 28, 2018	Evenly over 20 quarters	June 28, 2023	180,000	8.22	3.49
September 13, 2018	Evenly over 16 quarters	September 13, 2023	25,000	14.70	3.70
October 12, 2018	Evenly over 16 quarters	October 12, 2023	28,125	11.80	3.78
December 14, 2018	Evenly over 20 quarters	December 14, 2023	50,000	15.29	3.96
March 28, 2019	Evenly over 16 quarters	March 28, 2024	51,830	24.75	4.24
May 11, 2019	Evenly over 16 quarters	May 11, 2024	1,263,957	20.65	4.36
August 12, 2019	Evenly over 16 quarters	August 12, 2024	31,115	17.68	4.62
September 5, 2019	Evenly over 16 quarters	September 5, 2024	187,260	15.34	4.68

Outstanding at December 31, 2019			14,149,502	$4.84	2.56
Exercisable at December 31, 2019			9,034,714	$2.93	2.27
Outstanding options expire at the earlier of 180 days after the death, disability or incapacity of the holder or specified expiry date and can only be settled in common shares.
As of December 31, 2019, the weighted average exercise price of options outstanding was C$4.84 per option (2018 – C$2.99 per option and 2017 – C$2.05 per option). The weighted average exercise price of options exercisable was C$2.93 per option (2018 – C$2.28 per option and 2017 – C$1.71 per option).

(iii)	Fair value of options issued
The fair value of the options issued during the year was determined using the Black-Scholes option pricing model, using the following inputs:

	2019	2018	2017
Share price at grant date (per share)	C$15.34 – 24.75	C$7.57 – $15.29	C$2.42 – $3.27
Exercise price (per option)	C$15.34 – 24.75	C$7.57 – $15.29	C$2.42 – $3.32
Risk-free interest rate	1.39% – 1.62%	1.93% – 2.45%	0.96% – 1.59%
Expected life of options (in years)	5	5 – 7	5
Expected annualized volatility	82%	55%	55%
Expected dividend yield	—	—	—
Weighted average Black-Scholes value at grant date (per option)	$13.03	$4.09	$1.39
Forfeiture rate	—	—	—
The expected life of the awards represents the period of time options are expected to be outstanding and is estimated considering vesting terms and employees and ‘non-employees’ historical exercise and, where relevant, post-vesting employment termination behavior.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

Volatility was estimated by using the historical volatility of the Company’s share price, adjusted for the Company’s expectation of volatility going forward. The risk-free interest rate was based on the Bank of Canada government bonds with a remaining term equal to the expected life of the options at the grant date.

(c)Restricted share units
On September 5, 2019, the Company issued an aggregate of 732,972 RSUs to certain employees in connection with the Redwood Acquisition (as defined in Note 20) and pursuant to Employment Inducement Award Plan. Each RSU entitles the holder to receive upon vesting one common share of the Company. The fair value of these RSUs has been determined based on the quoted market price on the date of issuance of C$15.34 per share. The RSUs vest over a three-year period following the grant date and have no performance requirements. For the year ended December 31, 2019, the Company recorded $889 in share-based compensation expense related to these RSUs. No RSUs were granted or outstanding during 2018 or 2017.
The following is a summary of the changes in RSUs from January 1, 2019 to December 31, 2019:

	Number of RSUs	Share-based reserve
Balance at January 1, 2019	—	$—
Issuance of RSUs	732,972	—
Vesting of issued RSUs	—	889
Balance at December 31, 2019	732,972	$889

(d) Deferred share units
On August 10, 2019, the Company established a cash-settled DSU plan for its non-executive directors. The DSU plan is designed to promote a greater alignment of long-term interests between non-executive directors and shareholders. The number of DSUs granted (including fractional DSUs) is determined by dividing the amount of remuneration payable by the closing price as reported by the TSX on the trading day immediately preceding the day of grant. DSUs are payable at the time a non-executive director ceases to hold the office of director for any reason and are settled by a lump-sum cash payment, based on the value of the DSUs at such time. The value of the cash payout is determined by multiplying the number of DSUs vested at the payout date by the closing price as reported by the TSX on the trading day immediately preceding the payout date. The fair value of the payout is determined at each reporting date based on the fair value of the Company’s common shares at the reporting date and is recorded within other liabilities.
The following is a summary of the changes in DSUs from January 1, 2019 to December 31, 2019:

	Number of DSUs	Financial liability
Balance at January 1, 2019	—	$—
Granting and vesting of DSUs	33,397	452
Gain on revaluation	—	(197)
Balance at December 31, 2019	33,397	$255
No DSUs were granted or outstanding during 2018 or 2017.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

18. Earnings (loss) Per Share
Basic and diluted earnings (loss) per share are calculated using the following numerators and denominators:

	2019	2018	2017
Basic earnings (loss) per share computation
Net income (loss) attributable to common shareholders of Cronos Group	$1,166,506	$(21,636)	$(1,483)
Weighted average number of common shares outstanding	310,067,179	172,269,170	134,803,542
Basic earnings (loss) per share	$3.76	$(0.13)	$(0.01)
Diluted earnings (loss) per share computation
Net income (loss) used in the computation of basic earnings (loss) per share	$1,166,506	$(21,636)	$(1,483)
Adjustment for gain on revaluation of derivative liabilities	(24,416)	—	—
Net income (loss) used in the computation of diluted income (loss) per share	$1,142,090	$(21,636)	$(1,483)

Weighted average number of common shares outstanding used in the computation of basic earnings (loss) per share	310,067,179	172,269,170	134,803,542
Dilutive effect of warrants	19,481,352	—	38,378,288
Dilutive effect of stock options and share appreciation rights	10,649,487	—	3,607,331
Dilutive effect of restricted share units	732,972	—	—
Dilutive effect of Altria Warrant	—	—	—
Dilutive effect of Top-up Rights - exercised and exercisable fixed price	1,881,002	—	—
Weighted average number of common shares for computation of diluted income (loss) per share	342,811,992	172,269,170	176,789,161
Diluted earnings (loss) per share	$3.33	$(0.13)	$(0.01)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because conditions for contingently issuable shares were not satisfied at the end of the reporting periods.

	2019	2018	2017
Ginkgo Equity Milestones	14,674,904	—	—
Pre-emptive Rights	12,006,740	—	—
Altria Warrant	77,514,993	—	—
Top-up Rights - fixed price	25,103,456	—	—
Top-up Rights - market price	1,255,223	—	—
Stock options	1,315,787	12,902,995	—
Warrants	—	25,457,623	—
Total anti-dilutive securities	131,871,103	38,360,618	—

19. Related Party Transactions and Balances
On March 8, 2019, in connection with the Altria Investment, Altria Group Inc. (“Altria”), through certain of its wholly owned subsidiaries, purchased a 45% equity interest in the Company. During the year ended December 31, 2019, the Company incurred $3,479 for consulting services from Altria Pinnacle LLC, a subsidiary of Altria (“Altria Pinnacle”). As of December 31, 2019, the accrual for these consulting services was $1,152. In addition, the Company purchased machinery and equipment amounting to $1,258 from a subsidiary of Altria, which was fully paid for during the year. Refer to Note 21 for additional information.
Refer to Note 28 for further information on the derivative liabilities related to the Altria investment.
There were no material related party transactions during the years ended December 31, 2018 and 2017, respectively.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

20. Business Combinations
On September 5, 2019, the Company closed the acquisition Redwood Acquisition Redwood manufactures, markets and distributes U.S. hemp-derived supplements and cosmetics product that are through e-commerce, retail and hospitality channels in the U.S. under the brand Lord Jones™. Redwood’s products use pure U.S. hemp extract that contains natural phytocannabinoids and terpenes found in the plant. The Company plans to leverage Redwood’s capabilities to capitalize on the significant demand to further create and scale U.S. hemp-derived consumer products and brands.
The Company acquired all the issued and outstanding shares of each of the four operating subsidiaries for an aggregate consideration of $283,300, which included $227,191 in cash and 5,086,586 common shares of the Company with a fair value of $56,109. The fair value of the shares issued as part of the consideration paid was based on the volume weighted average trading price of the common shares on Nasdaq on each of the ten consecutive trading days prior to the date of the Membership Interest Purchase Agreement dated August 1, 2019 (the “MIPA”), by and among the Company, Redwood Holding Group, LLC, and certain Key Persons solely for the purposes as described in the MIPA, at C$14.74 per share.
The Redwood acquisition was unanimously approved by the board of directors of Redwood Holdings Group, LLC and by the Board following the unanimous recommendation of a special committee of independent directors (“Special Committee”). A Special Committee composed entirely of independent directors of the Company was formed to evaluate and make recommendations to the Board since one of our directors, Jason Adler, and Michael Gorenstein, our Chairman, President and Chief Executive Officer, each hold an indirect interest in Redwood Holding Group, LLC by way of their interest in certain funds affiliated with Gotham Green Partners, which funds were equity holders in Redwood Holding Group, LLC. Jason Adler, is the co-founder and Managing Member of Gotham Green Partners, a private equity firm focused primarily on early-stage investing in companies in the cannabis industry, and Michael Gorenstein, is a co-founder and non-managing Member of Gotham Green Partners. The Special Committee engaged Perella Weinberg Partners LP as financial advisor.
The Redwood Acquisition was accounted for as a business combination as defined in ASC 805 Business Combinations. As a result of the change in control of Redwood, the assets and liabilities of Redwood are recorded at fair value in the consolidated statements of the Company. The following table summarizes the Company’s finalized allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date.

September 5, 2019
Fair value of net assets acquired
Cash	$2,896
Accounts receivable (i)	647
Prepaid expenses and other assets	265
Inventory	2,806
Property and equipment	1,890
Right-of-use assets	3,533
Intangible assets (ii)	64,037
Goodwill	213,414
Accounts payable and accrued liabilities	(2,688)
Lease obligations	(3,500)
$283,300

(i)	The fair value of acquired accounts receivable is $647. No loss allowance has been recognized on acquisition.

(ii)	Intangible assets include the fair value of brand name of $64,000, the remaining balance relates to software.
For the year ended December 31, 2019, acquisition-related costs of $8,531 were expensed. These costs are included in the consolidated statement of net income (loss) in the line item entitled “Financing and transaction costs.”
The goodwill recognized represents the excess over the fair value of the net tangible and intangible assets acquired as a part of the Redwood acquisition. This goodwill is attributable to the expertise and reputation of the assembled workforce acquired, the expected synergies, and other intangible assets that do not qualify for separate recognition. The goodwill is not deductible for income tax purposes. The Relief-from-Royalty Method, was used to value the intangible asset relating to the Lord JonesTM brand. Significant inputs include discount rate, growth rates, and cash flow projections.
During the period from September 5, 2019 to December 31, 2019, the Company recognized $3,364 in revenues and a net loss of $2,613 from Redwood operations. If the acquisition had occurred on January 1, 2019, the Company estimates that for the year ended December 31,

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

2019, it would have recorded an increase of $12,266 in revenues and a decrease of $1,112 in net income and that for the year ended December 31, 2018, it would have recorded an increase of $7,630 in revenues and an increase of $1,533 in net income.
There were no business combinations during the years ended December 31, 2018 and December 31, 2017.

21. Commitments
(a)Lease Commitments
The following is a summary of the Company’s future minimum lease payments under operating leases for its premises due in future fiscal years:

	December 31,
	2019	2018
2020	$1,644	$426
2021	1,668	430
2022	1,666	434
2023	1,651	479
2024 and thereafter	4,017	2,000
In addition to the minimum lease payments, the Company is required to pay realty taxes and other occupancy costs in accordance with the terms of the lease agreements.
(b)R&D Commitments

(i)
Ginkgo. On September 4, 2018, the Company announced a R&D partnership with Ginkgo Bioworks Inc. (“Ginkgo”) to develop scalable and consistent production of a wide range of cannabinoids, including THC, CBD and a variety of other lesser known and rarer cannabinoids. As part of this partnership, Cronos Group has agreed to issue up to 14,674,903 common shares of the Company (aggregate value of approximately $100,000 as of July 17, 2018 assuming all milestones are met, collectively the “Ginkgo Equity Milestones”) in tranches and $22,000 in cash subject to Ginkgo’s achievement of certain milestones and to fund certain R&D expenses, including foundry access fees.

(ii)
Technion. On October 15, 2018, the Company announced a sponsored research agreement with the Technion Research and Development Foundation of the Technion – Israel Institute of Technology (“Technion”). Research will be focused on the use of cannabinoids and their role in regulating skin health and skin disorders. The Company has committed to $1,784 of research funding over a period of 3 years. An additional $4,900 of cash payments will be paid to Technion upon the achievement of certain milestones.

(iii)
Altria Services. On February 18, 2019, the Company entered into an agreement with a wholly owned subsidiary of Altria (which agreement was subsequently amended and restated to substitute Altria Pinnacle as a party thererto), to receive strategic advisory and project management services from Altria Pinnacle (the “Services Agreement”). Pursuant to the Services Agreement, the Company will pay Altria Pinnacle a monthly fee equal to the product of one hundred and five percent (105%) and the sum of: (i) all costs directly associated with the services incurred during the monthly period, and (ii) a reasonable and appropriate allocation of indirect costs incurred during the monthly period. The Company will also pay all third-party direct charges incurred during the monthly period in connection with the services, including any reasonable and documented costs, fees and expenses associated with obtaining any consent, license or permit. The Services Agreement will remain in effect until terminated by either party. See Note 19.

22. Contingencies
The Company is party to a number of lawsuits (and has been threatened with lawsuits arising) in the ordinary course of business and in connection with its marketing, distribution and sale of its products. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these matters will have a material adverse effect on the Company’s consolidated financial condition but may be material to the Company’s operating results for any particular reporting period depending, in part, on the results from that period.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

23. Repurposing Charges
The Company has commenced initiatives to better align its evolving business and its strategy. Certain facilities at the Peace Naturals campus are intended to be repurposed from cultivation activities to provide for the following activities: additional R&D activities focused on new technologies for value-added product manufacturing; production and manufacturing of derivative products; and increased vault and warehousing capabilities.
The activities associated with the repurposing are substantially complete at December 31, 2019. The following table presents information associated with this plan:

Year ended December 31, 2019
Employee termination benefits	$889
Impairment costs associated with plan	4,439
$5,328
Inventory write-down associated with the repurposing cost of $1,940 has been included as part of inventory write-down on the Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss). The Company does not expect to incur any further significant costs related to the repurposing activities.
The accrued liability associated with the Company’s repurposing initiative consisted of the following:

	Liability as of December 31, 2018	Charges	Payments/Utilization	Effect of CTA	Liability as of December 31, 2019
Employee termination benefits	$—	$889	$—	$18	$907
	$—	$889	$—	$18	$907
All repurposing related charges were incurred within the Rest of World segment.
There were no repurposing charges in 2018 or 2017.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

24. Income Taxes
For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year ended December 31,
	2019	2018	2017
Rest of World	$1,168,644	$(21,817)	$(2,345)
United States	(3,070)	—	—
Total	$1,165,574	$(21,817)	$(2,345)
The expense (recovery) for income taxes consists of:

	Year ended December 31,
	2019	2018	2017
Current:
Rest of World	$—	$—	$(862)
United States	—	—	—
Total	$—	$—	$(862)
Deferred:
Rest of world	$—	$—	$—
United States	—	—	—
Total	$—	$—	$—
Reconciliation of the expected income tax of the combined Canadian federal and provincial statutory income tax rate of 26.5% (2018 – 26.5%; 2017 – 26.5%) to the effective tax rate is as follows:

	Year ended,
	2019	2018	2017
Income (loss) before income taxes	$1,165,574	$(21,817)	$(2,345)
Expected income tax expense (recovery)	308,877	(5,782)	(621)
Non-taxable income	(2,156)	14	(588)
Non-deductible expenses	3,603	2,466	538
Effect of provincial tax rate difference	26	(64)	4
Non-deductible transaction costs	1,523	—	—
Fair value gain on financial liabilities	(338,409)	—	—
Changes in unrecognized deferred tax assets	25,904	3,674	(429)
Other	632	(308)	234
Income tax expense (recovery), net	$—	$—	$(862)

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

The following table summarizes the components of deferred tax:

	As of
	2019	2018
Deferred assets:
Tax loss carryforwards – Canada	$30,908	$8,842
Deferred financing costs	5,690	233
Share issuance cost	2,217	1,841
Finance lease obligation	1,491	37
Plant and equipment	871	—
Investment	395	60
Intangible	—	1
Reserve	—	36
Other	482	40
Total deferred tax assets	42,054	11,090
Less valuation allowance	(36,948)	(7,931)
Net deferred tax assets	5,106	3,159

Deferred tax liabilities:
Inventory	(1,227)	(340)
Plant and equipment	—	(729)
Intangible assets	(2,126)	—
Investment	—	(30)
License	(293)	(2,060)
Right-of-use assets	(1,460)	—
Total deferred tax liabilities	(5,106)	(3,159)
Net deferred tax liability	$—	$—
The realization of deferred tax assets is dependent on the Company’s generating sufficient taxable income in the years that the temporary differences become deductible. A valuation allowance has been provided for the portion of the deferred tax assets that the Company determined is more likely than not to remain unrealized based on estimated future taxable income.
A deferred tax liability of $nil has been recognized in accumulated other comprehensive income as at December 31, 2019 (2018 – $nil; 2017 – $nil) with an associated tax recovery of $nil (2018 – $nil; 2017 – $(862)).

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

As of December 31, 2019 and 2018, the Company had accumulated tax losses available to offset future years’ federal and provincial taxable income in Canada and foreign jurisdictions of approximately $115,910 and $33,341, respectively. The non-capital loss carry forwards expire as noted in the table below.

	As of December 31,
	2019	2018
2030	$—	$23
2031	—	16
2032	22	250
2033	265	1,887
2034	2,572	1,307
2035	4,061	3,997
2036	3,365	3,390
2037	2,557	3,301
2038	17,769	19,170
2039	85,299	—
	$115,910	$33,341
The Company files federal income tax returns in Canada, Israel and the U.S. The Company has open tax years with the taxation jurisdictions. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations and tax treaties, as they relate to the amount, timing, or inclusion of revenue and expense.

Jurisdiction	Open Years
Canada	2015 – 2019
United States	2017 – 2019
Israel	2018 – 2019
The following table outlines the movements in the valuation allowance:

	Balance at beginning of year	Change due to expense and foreign exchange	Deductions	Balance at end of year
Year ended December 31, 2019	$(7,931)	$(998)	$(28,019)	$(36,948)
Year ended December 31, 2018	(2,926)	507	(5,512)	(7,931)
The valuation allowance increased by $28,019 in 2019 and increased by $5,512 in 2018, which was mostly related to the changes in the Company’s deferred tax asset balances. The 2019 increase in the valuation allowance was due to $29,017 related to the current year loss, tax credits, foreign exchange and other activity, offset by $859 decrease for release of prior year valuation allowance in Cronos Group Inc.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

25. Supplementary Cash Flow Information
The net changes in non-cash working capital items are as follow:

	Year ended December 31,
	2019	2018	2017
Accounts receivable	$(702)	$(2,569)	$(3,198)
Prepaids and other receivables	(10,509)	(2,382)	(221)
Current portion of loans receivable	(4,585)	—	—
Inventory	(51,888)	(4,092)	(2,504)
Accounts payable and other liabilities	13,317	12,705	5,164
Lease obligation	159	—	—
Total	$(54,208)	$3,662	$(759)

26. Financial Instruments
(a)Credit Risk
Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk from its operating activities, primarily accounts receivable and other receivables, and its investing activities, including cash held with banks and financial institutions, loan receivable, and advances to joint ventures. The Company’s maximum exposure to this risk is equal to the carrying amount of these financial assets, which amounted to $1,586,978 as of December 31, 2019 (2018 – $34,405).

(i)	Accounts receivable
An impairment analysis is performed at each reporting date using a provision matrix to measure expected credit losses. The provision rates are based on the days past due for groupings of various customer segments with similar loss patterns. The calculation reflects the probability-weighted outcome, the time value of money and reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Accounts receivable are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, amongst others, the failure of a debtor to engage in a repayment plan, and a failure to make contractual payments for a period of greater than 120 days past due. For the year ended December 31, 2019, the Company recognized an approximate CECL of $136 (2018 – $37).
Provided below is the information about the credit risk exposure on the Company’s accounts receivable using a provision matrix of expected credit loss rates against an analysis of the age of accounts receivable:

		As of December 31,
	Expected credit loss rates	2019	2018
Less than 30 days past billing date	<3%	$4,401	$2,917
31 to 60 days past billing date	<5%	130	100
61 to 90 days past billing date	<8%	49	—
91 to 120 days past billing date	<12%	42	14
Over 120 days past billing date	<18%	16	21
		$4,638	$3,052
The Company has assessed that there is a concentration of credit risk, as 56% of the Company’s accounts receivable were due from two customers as of December 31, 2019 (2018 – 88% due from five customers) with an established credit history with the Company.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

(ii)	Cash and cash equivalents, short-term investments, and other receivables
The Company held cash and cash equivalents of $1,199,693 at December 31, 2019 (2018 – $23,927). The short-term investments and related interest receivable of $306,347 (December 31, 2018 – $nil) represents short-term investments with a maturity of less than a year and accrued interest as at December 31, 2019. The cash and cash equivalents and short-term investments, including guaranteed investment certificates and bankers’ acceptances, are held with central banks and financial institution counter-parties that are highly rated. In addition to interest receivable, other receivables includes sales taxes receivable from the government. As such, the Company has assessed an insignificant loss allowance on these financial instruments.

(iii)	Advances to joint ventures
The Company has assessed that there has been no significant increase in credit risk of these advances from initial recognition based on the financial position of the borrowers, and the regulatory and economic environment of the borrowers. Based on historical information, and adjusted for forward-looking expectations, the Company has assessed the loss allowance on these advances as of December 31, 2019 to be $nil.
(b)Liquidity risk
Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due and arises principally from the Company’s accounts payable and other liabilities, holdbacks payable, government remittances payable and construction loan payable. The Company’s policy is to review liquidity resources and ensure that sufficient funds are available to meet financial obligations as they become due. Further, the Company’s management is responsible for ensuring funds exist and are readily accessible to support business opportunities as they arise. The Company’s funding is primarily provided in the form of capital raised through the issuance of common shares and warrants. As of December 31, 2019, 42% of the Company’s payables were due to three vendors (2018 – 35% due to one vendor).
The following represents an analysis of the age of accounts payable:

	As of
	2019	2018
Less than 30 days past billing date	$4,551	$881
31 to 60 days past billing date	2,162	268
61 to 90 days past billing date	417	21
Over 90 days past billing date	2,064	—
	$9,194	$1,170
(c)Market risk
Market risk is the risk that the fair value of, or future cash flows from, the Company’s financial instruments will significantly fluctuate due to changes in market prices. The value of financial instruments can be affected by changes in interest rates, market and economic conditions, and equity and commodity prices. The Company is exposed to market risk in divesting its investments, such that, unfavorable market conditions could result in dispositions of investments at less than their carrying values. Further, the revaluation of securities classified as fair value through net income, could result in significant write-downs of the Company’s investments, which would have an adverse impact on the Company’s financial position.
The Company previously managed market risk by having a portfolio of securities from multiple issuers, such that the Company was not materially exposed to any one issuer. During the year ended December 31, 2018, the Company sold a significant portion of its investments subject to price risk, and subsequent to December 31, 2018, these investments were fully divested.
(d)    Currency rate risk
Currency rate risk is the risk that the fair value of, or future cash flows from, the Company’s financial instruments will significantly fluctuate due to changes in foreign exchange rates. The Company is exposed to this risk on advances to joint ventures denominated in A$ and U.S dollars, refer to Note 7. The Company is further exposed to this risk through subsidiaries operating in Israel and the U.S. refer to Note 2(c). The Company does not currently use foreign exchange contracts to hedge its exposure to currency rate risk as management has determined that this risk is not significant at this point in time. As such, the Company’s financial position and financial results may be adversely affected by the unfavorable fluctuations in currency exchange rates. As of December 31, 2019, the Company had foreign currency gain (loss) on translation of $37,687 (2018 – $(12,337), 2017 – $2,456). A 10% change in the exchange rates for the foreign currencies would affect the carrying value of net assets by approximately $174,902 as of December 31, 2019 (2018 – $14,855).

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

27. Fair Value Measurement
The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The following represents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2019 and 2018, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.
Level 1 – Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. In these consolidated financial statements, other investments (Canopy, Aurora and Vivo shares) are included in this category.
Level 2 – Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. In these consolidated financial statements, Vivo share purchase warrants are included in this category.
Level 3 – Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. In these consolidated financial statements, Hydropothecary and the Altria derivative liabilities are included in this category.
There were no transfers between categories during the periods presented.
Balance sheet items which are dependent upon Level 3 fair value measurement include the Hydropothecary investment, as well as derivative liabilities.

28. Derivative Liabilities
On March 8, 2019, the Company closed the previously announced investment in the Company (the “Altria Investment”) by Altria, pursuant to a subscription agreement dated December 7, 2018. As of the closing date of the Altria Investment, the Altria Investment consisted of 149,831,154 common shares of the Company as of the closing date, refer to Note 15, issued to a wholly owned subsidiary of Altria and one warrant of the Company (the “Altria Warrant”), refer to Note 17(a), issued to a wholly owned subsidiary of Altria. As of the closing date of the Altria Investment, Altria beneficially held an approximate 45% ownership interest in the Company (calculated on a non-diluted basis). As summarized in this note, if exercised in full on such date, the exercise of the Altria Warrant would have resulted in Altria holding a total ownership interest in the Company of approximately 55% (calculated on a non-diluted basis). Pursuant to the investor rights agreement between the Company and Altria, entered into in connection with the closing of the Altria Investment (the “Investor Rights Agreement”), the Company granted Altria certain rights, among others, summarized in this note.
The summaries below are qualified entirely by the terms and conditions fully set out in the Investor Rights Agreement and the Altria Warrant, as applicable.

a.
The Altria Warrant entitles the holder, subject to certain qualifications and limitations, to subscribe for and purchase up to an additional 10% of the common shares of Cronos (77,514,993 common shares at December 31, 2019) at a per share exercise price of C$19.00, which expires at 5:00 p.m. (Toronto time) on March 8, 2023. The number of common shares of the Company to which the holder is entitled, and the corresponding exercise price, is subject to adjustment in the event of a share dividend, share issuance, distribution, or share subdivision, split or other division, share consolidation, reverse-split or other aggregation, share reclassification, a capital reorganization, consolidation, amalgamation, arrangement, binding share exchange, merger or other combination, certain securities issuances, repurchases, redemptions or certain other actions that would result in a reduction in the number of common shares of the Company outstanding, in each case, executed by the Company. If and whenever there is a reclassification of the common shares or a capital reorganization of the Company, or a consolidation, amalgamation, arrangement, binding share exchange or merger of the Company, in each case executed by the Company and pursuant to which (i) in the event the consideration received by the Company’s shareholders is exclusively cash, the Company or the successor entity (as applicable) is required to purchase the Altria Warrant in cash equal to the amount by which the purchase price per share paid for the common shares acquired exceeds the exercise price of the Altria Warrant multiplied by the number of common shares that would have been issuable upon exercise of the Altria Warrant immediately prior to any such transaction, and (ii) in the event the consideration received by the Company’s shareholders is not exclusively cash, the Altria Warrant will remain outstanding in accordance with its terms until any subsequent exercise of the Altria Warrant, at which time the holder thereof will receive in lieu of each share that would have been issuable upon the exercise of the Altria Warrant immediately prior to any such transaction, the kind and amount of cash, the number of shares or other securities or property resulting from any such transaction, that such holder would have been entitled to receive had such holder been the registered holder of such shares that would have been issuable upon the exercise of the Altria Warrant on the record date or effective date of the transaction (as applicable).

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

b.
The Company granted to Altria, subject to certain qualifications and limitations, upon the occurrence of certain issuances of common shares of the Company executed by the Company (including issuances pursuant to the R&D partnership with Ginkgo (the “Ginkgo Agreement”), refer to Note 21(b)), the right to purchase up to such number of common shares of the Company in order to maintain their ownership percentage of issued and outstanding common shares of the Company immediately preceding any issuance of shares by the Company (“Pre-emptive Rights”), at the same price per common share of the Company at which the common shares are sold in the relevant issuance; provided that if the consideration paid in connection with any such issuance is non-cash, the price per common share of the Company that would have been received had such common shares been issued for cash consideration will be determined by an independent committee (acting reasonably and in good faith); provided further that the price per common share of the Company to be paid by Altria pursuant to its exercise of its Pre-emptive Rights related to the Ginkgo Agreement will be C$16.25 per common share. These rights may not be exercised if Altria’s ownership percentage of the issued and outstanding shares of the Company falls below 20%.

c.
In addition to (and without duplication of) the Pre-emptive Rights, the Company granted to Altria, subject to certain qualifications and limitations, the right to subscribe for common shares of the Company issuable in connection with the exercise, conversion or exchange of convertible securities of the Company issued prior to March 8, 2019 or thereafter (excluding any convertible securities of the Company owned by Altria or any of its subsidiaries), a share incentive plan of the Company, the exercise of any right granted by the Company pro rata to all shareholders of the Company to purchase additional common shares and/or securities of the Company, bona fide bank debt, equipment financing or non-equity interim financing transactions that contemplate an equity component or bona fide acquisitions (including acquisitions of assets or rights under a license or otherwise), mergers or similar business combination transactions or joint ventures involving the Company in order to maintain their ownership percentage of issued and outstanding common shares of the Company immediately preceding any such transactions (“Top-up Rights”).

The price per common share to be paid by Altria pursuant to the exercise of its Top-up Rights will be, subject to certain limited exceptions, the 10-day volume-weighted average price of the common shares of the Company on the TSX for the ten full days preceding such exercise by Altria; provided that the price per common share of the Company to be paid by Altria pursuant to the exercise of its Top-up Rights in connection with the issuance of common shares of the Company pursuant to the exercise of options or warrants that are outstanding as of March 8, 2019 will be C$16.25 per common share without any set off, counterclaim, deduction, or withholding. These rights may not be exercised if Altria’s ownership percentage of the issued and outstanding shares of the Company falls below 20%.
The Altria Warrant, Pre-emptive Rights, and fixed price Top-up Rights have been classified as derivative liabilities; related transaction costs of $22,355 have been expensed as financing costs. A reconciliation of the carrying amounts of the derivative liability from the date of initial recognition, March 8, 2019, to December 31, 2019 is presented below:

	As of March 8, 2019	Gain on revaluation	Exercise of Rights	Effect of CTA	As of December 31, 2019
(a) Altria Warrant	$1,086,920	$(869,630)	$—	$17,138	$234,428
(b) Pre-emptive Rights	92,548	(81,070)	—	1,309	12,787
(c) Top-up Rights	386,152	(326,119)	(15,478)	5,390	49,945
	$1,565,620	$(1,276,819)	$(15,478)	$23,837	$297,160
Fluctuations in the Company’s share price are a primary driver for the changes in the derivative valuations during each reporting period. During the period ended December 31, 2019, the Company’s share price decreased significantly from initial valuations made at the time of closing of the Altria Investment. As the share price decreases for each of the related derivative instruments, the value to the holder of the instrument generally increases. Share price is one of the significant observable inputs used in the fair value measurement of each of the Company’s derivative instruments.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

The fair values of the derivative liabilities were determined using the Black-Scholes pricing model as of March 8, 2019 and December 31, 2019, applying the following inputs:

	As of March 8, 2019			As of December 31, 2019
	Altria Warrant	Pre-emptive Rights	Top-up Rights	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price at grant date (per share in C$)	$29.15	$29.15	$29.15	$9.97	$9.97	$9.97
Subscription price (per share in C$)	$19.00	$16.25	$16.25	$19.00	$16.25	$16.25
Weighted average risk-free interest rate (i)	1.65%	1.64%	1.64%	1.69%	1.73%	1.71%
Weight average expected life (in years) (ii)	4.00	2.00	2.68	3.18	1.25	1.66
Expected annualized volatility (iii)	80%	80%	80%	82%	82%	82%
Expected dividend yield	0%	0%	0%	0%	0%	0%

(i)	The risk-free interest rate was based on Bank of Canada government treasury bills and bonds with a remaining term equal to the expected life of the derivative liabilities.

(ii)
The expected life in years represents the period of time that the derivative liabilities are expected to be outstanding. The expected life of the Pre-emptive Rights and Top-up Rights is determined based on the expected term of the underlying options, warrants, and shares, to which the Pre-emptive Rights and Top-up Rights are linked.

(iii)	Volatility was based on the blended historical volatility levels of the Company and peer companies.
The following table quantifies each of the significant inputs described above and provides a sensitivity analysis of the impact on the reported values of the derivative liabilities. The sensitivity analysis for each significant input is performed by assuming a 10% decrease in the input while other significant inputs remain constant at management’s best estimate as of the respective dates. As of March 8, 2019, there would be an equal but opposite impact on share capital, refer to Note 15, and as of December 31, 2019, there would be an equal but opposite impact on net income (loss).

	Decrease (Increase) as of March 8, 2019			Decrease (Increase) as of December 31, 2019
	Altria Warrant	Pre-emptive Rights	Top-up Rights	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price at issuance date	$138,098	$13,183	$52,113	$36,436	$2,743	$9,577
Weighted average expected life	31,021	2,591	9,687	17,471	2,366	2,178
Expected annualized volatility	56,958	3,743	16,493	33,343	2,180	7,714
These inputs are classified in Level 3 on the fair value hierarchy and are subject to volatility and several uncontrollable factors, which could significantly affect the fair value of these derivative liabilities in future periods.

29. Non-monetary Transactions
In March 2019, the Company entered into two transactions to simultaneously purchase and sell inventory to a third party. The Company purchased cannabis resin from the third party and in turn sold cannabis dry flower to the third party. The transactions involved the exchange of work in progress inventory, and were accounted for in accordance with ASC 845 Non-monetary transactions at the carrying value of inventory transferred by the Company, which equaled the value of the cannabis resin received. No revenue was recognized as a result of this transaction and no gain or loss was recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In September 2019, the Company entered into three transactions to simultaneously purchase and sell inventory to a third party. The Company purchased cannabis resin and cannabis tincture oil and in turn sold cannabis dry flower to the third party. The transactions involved the exchange of work in progress inventory and were accounted for in accordance with ASC 845 Non-monetary transactions at the carrying value of inventory transferred by the Company. $2.3 million was recognized in revenue as a result of this transaction and no gain or loss was recognized in the Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss).

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

30. Segment Information
Segment reporting is prepared on the same basis that the Company’s chief operating decision makers (the “CODMs”) manages the business, makes operating decisions and assesses the Company’s performance. For the year ended December 31, 2019, the Company determined that it has the following two reportable segments: United States and Rest of World. The United States operating segment consists of the manufacture and distribution of hemp-derived CBD infused products. The Rest of World operating segment is involved in the cultivation, manufacture, and marketing of cannabis and cannabis-derived products for the medical and adult-use markets. These two segments represent the geographic regions in which the Company operates and the different product offerings within each geographic region. The results of each segment are regularly reviewed by the CODMs to assess the performance of the segment and make decisions regarding the allocation of resources. The CODMs reviews operating income (loss) as the measure of segment profit or loss to evaluate performance of and allocate resources for its reportable segments. Operating income (loss) is defined as net revenue less cost of sales and operating expenses.
Reporting by operating segments follows the same accounting policies as those used to prepare the consolidated financial statements. The operating segments are presented in accordance with the same criteria used for internal reporting prepared for the CODMs. Inter-segment transactions are recorded at the stated values as agreed to by the segments.
Segment data was as follows for the year ended December 31, 2019:

	United States	Rest of World	Corporate	Total
Consolidated statements of net income (loss) and comprehensive income (loss)
Net revenue
Cannabis flower	$—	$15,020	$—	$15,020
Cannabis extracts	—	5,338	—	5,338
Other	3,364	28	—	3,392
Net revenue	$3,364	$20,386	$—	$23,750

Equity income (loss)	$—	$(2,009)	$—	$(2,009)

Interest revenue	$6	$29,220	$—	$29,226
Interest expense	—	1,244	—	1,244
Net interest income (expense)	$6	$27,976	$—	$27,982

Depreciation and amortization	46	2,055	—	2,101
Income tax (benefit) expense	—	—	—	—
Net income (loss)	(3,070)	1,180,241	(11,597)	1,165,574

Consolidated balance sheets
Total assets	293,985	309,854	1,486,603	2,090,442
Investments in equity accounted investees	—	557	—	557
Goodwill	213,414	1,380	—	214,794
Purchase of property, plant and equipment	259	38,405	—	38,664

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

Segment data was as follows for the year ended December 31, 2018:

	United States	Rest of World	Corporate	Total
Consolidated statements of net income (loss) and comprehensive income (loss)
Net revenue
Cannabis flower	$—	$9,210	$—	$9,210
Cannabis extracts	—	2,732	—	2,732
Other	—	179	—	179
Net revenue	$—	$12,121	$—	$12,121

Equity income (loss)	$—	$(723)	$—	$(723)

Interest revenue	$—	$222	$—	$222
Interest expense	—	139	—	139
Net interest income (expense)	$—	$83	$—	$83

Depreciation and amortization	—	969	—	969
Income tax (benefit) expense	—	—	—	—
Net income (loss)	—	(21,817)	—	(21,817)

Consolidated balance sheets
Total assets	—	183,471	—	183,471
Investments in equity accounted investees	—	2,960	—	2,960
Goodwill	—	1,314	—	1,314
Purchase of property, plant and equipment	—	88,308	—	88,308

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

Segment data was as follows for the year ended December 31, 2017:

	United States	Rest of World	Corporate	Total
Consolidated statements of net income (loss) and comprehensive income (loss)
Net revenue
Cannabis flower	$—	$2,884	$—	$2,884
Cannabis extracts	—	113	—	113
Other	—	150	—	150
Net revenue	$—	$3,147	$—	$3,147

Equity income (loss)	$—	$127	$—	$127

Interest revenue	$—	$4	$—	$4
Interest expense	—	101	—	101
Net interest income (expense)	$—	$(97)	$—	$(97)

Depreciation and amortization	—	417	—	417
Income tax (benefit) expense	—	(862)	—	(862)
Net income (loss)	—	(1,483)	—	(1,483)

Consolidated balance sheets				—
Purchase of property, plant and equipment	—	32,926	—	32,926
Net revenue attributed to a geographic region based on the location of the customer were as follows:

	Year ended December 31,
	2019	2018	2017
Canada	$20,202	$11,195	$2,686
United States	3,364	—	—
Other countries	184	926	461
Total	$23,750	$12,121	$3,147
As at December 31, 2018, substantially all of the Company’s property, plant and equipment were physically located in Canada. Following the Company’s acquisition of Redwood during the year ended December 31, 2019, the property, plant and equipment assets were physically located in the following geographic regions:

As of December 31, 2019
Canada	$141,021
United States	2,103
Other countries	18,685
Total	$161,809

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

The Company sells products through a limited number of major customers. Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s annual revenues and greater than 10% of accounts receivable.
United States
During the year ended December 31, 2019, the Company had no major customers.
As of December 31, 2019, $12 in expected credit losses has been recognized on receivables from contract with customers. Refer to Note 26(a).
Rest of World
During the year ended December 31, 2019, the Company earned a total net revenue before excise taxes of $7,597 from two major customers (2018 – $2,186; 2017 – $601 from one and two major customers, respectively), accounting for 32% of the Company’s revenues (2018 – 17%; 2017 – 19%).
As of December 31, 2019, $124 (2018 – $37) in expected credit losses has been recognized on receivables from contract with customers. Refer to Note 26(a).

31. Quarterly Financial Data (unaudited)
The following table contains selected quarterly data for 2019 and 2018. The information should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report. The Company believes that, after the restatement of the first and third quarters of 2019, the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year 2019
	Q4	Q3	Q2	Q1
Net revenue	$7,308	$5,785	$7,653	$3,004
Gross profit (loss)	(20,375)	(3,137)	4,093	1,555
Net income (loss)	61,569	604,128	185,888	313,989
Total comprehensive income (loss)	89,833	591,706	203,835	317,887

Basic earnings per share	0.18	1.78	0.56	1.43
Diluted earnings per share	0.16	0.42	0.16	0.33

	Fiscal Year 2018
	Q4	Q3	Q2	Q1
Net revenue	$4,285	$2,877	$2,630	$2,329
Gross profit	1,880	1,585	1,658	1,090
Net income (loss)	(9,692)	(4,785)	(4,116)	(3,224)
Total comprehensive income (loss)	(18,200)	(1,967)	(7,672)	(6,312)

Basic earnings per share	(0.05)	(0.03)	(0.02)	(0.02)
Diluted earnings per share	(0.05)	(0.03)	(0.02)	(0.02)

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

32. Subsequent Events

(a)On March 4, 2020, in respect to a milestone achieved related to the Whistler transaction described in Note 9, the Company received 578,101 shares of Aurora. The Company subsequently sold all of the Aurora shares on March 6, 2020 for gross proceeds of $786 (C$1,055).
(b)On March 11 and 12, 2020, two alleged shareholders of the Company separately filed two putative class action complaints in the U.S. District Court for the Eastern District of New York against the Company and its Chief Executive Officer and Chief Financial Officer alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and Section 20(a) of the Exchange Act against the individual defendants.  The complaints generally allege that certain of the Company’s prior public statements about revenues and internal controls were incorrect based on the Company’s March 2, 2020, disclosure that the Audit Committee of its Board of Directors was conducting a review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel.  The complaints do not quantify a damage request.  Defendants have not yet responded to the complaints.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
(a)    Evaluation of disclosure controls and procedures.
Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, due to the existence of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)    Management’s Report on Internal Control Over Financial Reporting.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was not effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP, due to the material weaknesses described below.
A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We have identified material weaknesses in the following areas:

•	Risk Assessment: The Company did not appropriately design controls to monitor and respond to changes in our business in relation to our transactions in the wholesale market.

•	Segregation of Duties: The Company did not maintain adequately designed controls on segregation of purchase and sale responsibilities to ensure accurate recognition of revenue in accordance with GAAP.

•
Non-Routine Transactions: The Company’s controls were not effective to ensure that non-routine transactions, including deviations from contractually established sales terms, were authorized, communicated, identified and evaluated for their potential effect on revenue recognition.

Because of these control deficiencies which we have also determined to be material weaknesses, the Company overstated revenue, cost of sales and inventory related to non-routine, wholesale sale transactions which have resulted in the restatement of the interim financial statements for the three months ended March 31, 2019, six months ended June 30, 2019 and three and nine months ended September 30, 2019.
While the risk assessment deficiency did not directly result in a misstatement to the financial statements, it was a contributing factor in the other material weaknesses described above. Because of the segregation of duties and non-routine transaction deficiencies, the Company restated one transaction for the three months ended March 31, 2019 and six months ended June 30, 2019, and two transactions for the three months ended September 30, 2019 to correct misstatements. These deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.
Management’s assessment of the effectiveness of internal control over financial reporting excluded the entities acquired on September 5, 2019 in the Redwood Acquisition, whose net assets on a combined basis constitute approximately 16.0% of the total assets as of December 31, 2019 and 14.2% and (0.2)% of net revenues and net loss respectively, for the year then ended.

The effectiveness of internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, who has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019 as stated in their report which is included in the financial statements in Part II, Item 8 of this 10-K.
Remediation of Material Weaknesses

•
Risk Assessment: The Company will enhance its process to evaluate on a quarterly basis its risk assessment model and risk control matrices related to any significant changes in its business environment.

•
Segregation of Duties: We have identified and will be implementing controls and procedures to ensure segregation of duties over sales transactions and purchase transactions to include (i) updating our delegation of authority policy to ensure only individuals in our sales department approve sales to customers, only individuals in our procurement and supply chain departments approve purchases and prevent all other departments from authorizing these transactions; (ii) building and establishing Know Your Customer and Know Your Vendor databases to ensure a higher level of scrutiny for any entity that is both a customer and a vendor; and (iii) building and delivering a training and education program of revenue recognition principles inclusive of non-monetary transactions to all applicable stakeholders.

•
Non-routine Transactions: We have identified and will be implementing controls and procedures to ensure adequate review and disclosure of non-routine transactions, specifically targeting wholesale sales and purchases to include (i) requiring the preparation of accounting memorandums from the Finance Department on all non-routine transactions which must include all key elements of the transaction and review and approval of either the CEO or CFO prior to any non-routine transactions being executed; (ii) requiring the preparation of business cases for all wholesale sales and purchases to ensure they have legitimate business purposes; and (iii) enhancing our existing sub-certification process, to include all relevant employees to increase vigilance in identifying and understanding non-routine transactions and their impact prior to issuing financial statements.

We believe the measures described above will remediate the material weaknesses we have identified and strengthen our internal controls over financial reporting. We are committed to continuing to improve our internal control processes and have already implemented the separation of the purchase and sale departments through changes in the Company’s organizational structure, and have begun to implement the other steps described above. We will also continue to review, optimize, and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies or we may modify certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
(c)    Changes in internal control over financial reporting.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the three months ended December 31, 2019 other than the material weaknesses noted above.

ITEM 9B. OTHER INFORMATION.
None.

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as part of this Annual Report on Form 10-K/A, or incorporated herein by reference:
(a)(1)    Financial Statements. The following financial statements of Cronos Group Inc. are filed as part of this Annual Report on Form 10-K/A on the pages indicated.
(a)(2)    Financial Statement Schedules. Schedules are omitted because the required information is inapplicable, not material, or the information is presented in the consolidated financial statements or related notes.
(a)(3)    Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report on Form 10-K/A, or are incorporated by reference herein.

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

3.2	By-law No. 5 of Cronos Group Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of Cronos Group Inc. filed on July 11, 2018).
4.1	Form of Cronos Group Inc. Common Share certificate (incorporated by reference to the corresponding exhibit to the Original Filing).
4.2	Description of Capital Stock of Cronos Group Inc. (incorporated by reference to the corresponding exhibit to the Original Filing).
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

10.4	First Amendment to Collaboration and License Agreement, dated as of May 9, 2019 (incorporated by reference to the corresponding exhibit to the Original Filing).
10.5†
Cronos Group Inc. 2015 Amended and Restated Stock Option Plan, dated as of May 26, 2015 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of Cronos Group Inc., filed July 11, 2018).

10.6†	Form of Option Certificate to 2015 Amended and Restated Stock Option Plan (incorporated by reference to the corresponding exhibit to the Original Filing).
10.7†	First Amendment to the Cronos Group Inc. 2015 Amended and Restated Stock Option Plan, dated as of August 7, 2019 (incorporated by reference to the corresponding exhibit to the Original Filing).

10.8†	Cronos Group Inc. Amended and Restated 2018 Stock Option Plan, dated as of November 11, 2019 (incorporated by reference to the corresponding exhibit to the Original Filing).
10.9†	Cronos Group Inc. Deferred Shared Unit Plan for Non-Executive Directors, dated as of August 7, 2019 (incorporated by reference to the corresponding exhibit to the Original Filing).
10.10†
Employment Agreement, by and between Cronos Group Inc. (f/k/a PharmaCan Capital Corporation) and Michael Gorenstein, effective as of August 10, 2016 (incorporated by reference to the corresponding exhibit to the Original Filing).

10.11†
Description of Oral Amendment, effective as of June 2019, to Employment Agreement, by and between Cronos Group Inc. (f/k/a PharmaCan Capital Corporation) and Michael Gorenstein, effective as of August 10, 2016 (incorporated by reference to the corresponding exhibit to the Original Filing).

10.12†
Executive Employment Agreement, by and among Hortican Inc., Jerry Barbato and, solely for the purposes specified therein, Cronos Group Inc., effective as of April 15, 2019. (incorporated by reference to the corresponding exhibit to the Original Filing).

10.13†	Employment Agreement, by and between Hortican Inc. and Xiuming Shum, effective as of August 21, 2017 (incorporated by reference to the corresponding exhibit to the Original Filing).
10.14†
Executive Employment Agreement, by and among Hortican Inc., Xiuming Shum and, solely for the purposes specified therein, Cronos Group Inc., effective as of May 21, 2019 (incorporated by reference to the corresponding exhibit to the Original Filing).

10.15†
Executive Employment Agreement, by and among Redwood Wellness, LLC, Robert Rosenheck and, solely for the purposes specified therein, Cronos Group Inc., dated as of September 5, 2019 (incorporated by reference to the corresponding exhibit to the Original Filing).

10.16†	Restricted Share Unit Agreement, by and between Cronos Group Inc. and Robert Rosenheck, dated as of September 5, 2019 (incorporated by reference to the corresponding exhibit to the Original Filing).
10.17†	Executive Employment Agreement, by and between Hortican Inc. and David Hsu, effective as of June 12, 2018 (incorporated by reference to the corresponding exhibit to the Original Filing).
10.18†
Executive Employment Agreement, by and among Hortican Inc., David Hsu and, solely for the purposes specified therein, Cronos Group Inc., effective as of May 13, 2019 (incorporated by reference to the corresponding exhibit to the Original Filing).

10.19†
Executive Employment Agreement, by and among Hortican Inc., William Lawrence Hilson and, solely for the purposes specified therein, Cronos Group Inc., effective as of May 15, 2019 (incorporated by reference to the corresponding exhibit to the Original Filing).

10.20†
Service Agreement, by and between The Peace Naturals Project Inc. and Hillhurst Management Inc., entered into as of October 1, 2015 (incorporated by reference to the corresponding exhibit to the Original Filing).

10.21†	Cronos Group Inc. Employment Inducement Award Plan #1 (incorporated by reference to the corresponding exhibit to the Original Filing).
10.22†	Termination and Release Agreement, by and among Cronos Group Inc. and David Hsu, dated as of November 15, 2019 (incorporated by reference to the corresponding exhibit to the Original Filing).
10.23†
Termination and Release Agreement, by and among Cronos Group Inc. and William Lawrence Hilson, dated as of November 15, 2019 (incorporated by reference to the corresponding exhibit to the Original Filing).

10.24†	Form of Director and Officer Indemnity Agreement (incorporated by reference to the corresponding exhibit to the Original Filing).
14.1	Cronos Group Inc. Code of Business Conduct and Ethics (incorporated by reference to the corresponding exhibit to the Original Filing).
21.1	List of Subsidiaries of Cronos Group Inc (incorporated by reference to the corresponding exhibit to the Original Filing).
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (incorporated by reference to the corresponding exhibit to the Original Filing).
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

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†    Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRONOS GROUP INC.

	By:	/s/ Michael Gorenstein
Michael Gorenstein President and Chief Executive Officer
Date: March 30, 2020