Form 10-Q
period 2020-03-31
Cronos Group Inc.
filed 2020-05-08
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
Form 10-Q
_______________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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
416-504-0004
(Registrant’s telephone number, including area code)
____________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	CRON	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2020, there were 348,823,936 common shares of the registrant issued and outstanding.

Table of Contents

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited).
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Item 4.	Controls and Procedures.

PART II
OTHER INFORMATION
Item 1.	Legal Proceedings.
Item 1A.	Risk Factors.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.	Defaults upon Senior Securities.
Item 4.	Mine Safety Disclosures.
Item 5.	Other Information.
Item 6.	Exhibits.

Unless otherwise noted or the context indicates otherwise, references in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to the “Company”, “Cronos Group”, “we”, “us” and “our” refer to Cronos Group Inc., its direct and indirect wholly owned subsidiaries and, if applicable, its joint ventures and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; and the term “U.S. hemp” has the meaning given to term “hemp” in the U.S. Agricultural Improvement Act of 2018 (the “2018 Farm Bill”), including hemp-derived cannabidiol (“CBD”).
This Quarterly Report contains references to our trademarks and trade names and to trademarks and trade names belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trademarks or trade names to imply a relationship with, or endorsement or sponsorship of us or our business by, any other companies.
All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars; all references to “C$” are to Canadian dollars; all references to “A$” are to Australian dollars; and all references to “ILS” are to Israeli New Shekels.

PART I FINANCIAL INFORMATION
Item 1. Financial statements (Unaudited)

Cronos Group Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2020 and December 31, 2019
(In thousands of U.S. dollars, except share amounts, unaudited)

	As of
	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$1,128,396	$1,199,693
Short-term investments	206,230	306,347
Accounts receivable(1)	3,404	4,638
Other receivables	7,642	7,232
Current portion of loans receivable	3,911	4,664
Prepaids and other assets	11,079	9,395
Inventory	43,118	38,043
Total current assets	1,403,780	1,570,012
Investments in equity accounted investees	1,089	557
Advances to joint ventures	17,079	19,437
Loan receivable, net	54,147	44,967
Property, plant and equipment	154,164	161,809
Right-of-use assets	10,379	6,546
Intangible assets	72,599	72,320
Goodwill	214,689	214,794
Total assets	$1,927,926	$2,090,442

Liabilities
Current liabilities
Accounts payable and other liabilities	$34,290	$35,301
Current portion of lease obligation	1,057	427
Derivative liabilities	166,176	297,160
Total current liabilities	201,523	332,888
Due to non-controlling interests	1,681	1,844
Lease obligation	9,454	6,680
Total liabilities	$212,658	$341,412
Commitments and contingencies (Notes 19 and 20)
Shareholders’ equity
Share capital(2)	$563,165	$561,165
Additional paid-in capital	25,483	23,234
Retained earnings (accumulated deficit)	1,213,686	1,137,646
Accumulated other comprehensive income (loss)	(85,877)	27,838
Total equity attributable to shareholders of Cronos Group	1,716,457	1,749,883
Non-controlling interests	(1,189)	(853)
Total shareholders’ equity	1,715,268	1,749,030
Total liabilities and shareholders’ equity	$1,927,926	$2,090,442
(1) Net of current expected credit loss (“CECL”) of $141 as of March 31, 2020 (December 31, 2019 – $136)
(2) Authorized for issuance as of March, 31 2020: unlimited (December 31, 2019 – unlimited). Shares issued as of March 31, 2020: 348,817,472 (as of December 31, 2019: 348,817,472)

See notes to condensed consolidated financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Net Income and Comprehensive Income (Loss)
For the three months ended March 31, 2020 and 2019
(In thousands of U.S dollars, except share and per share amounts)

	Three months ended March 31,
	2020	2019
Net revenue, before excise taxes	$9,344	$3,391
Excise taxes	(912)	(387)
Net revenue	8,432	3,004
Cost of sales	6,946	1,449
Inventory write-down	7,962	—
Gross profit (loss)	(6,476)	1,555
Operating expenses
Sales and marketing	7,112	1,128
Research and development	4,590	1,171
General and administrative	23,759	7,293
Share-based payments	2,436	1,771
Depreciation and amortization	687	318
Total operating expenses	38,584	11,681
Operating loss	(45,060)	(10,126)
Other income (expense)
Interest income	7,751	2,087
Share of loss from investments in equity accounted investees	(1,172)	(198)
Gain on revaluation of derivative liabilities (Note 11)	113,368	328,216
Financing and transaction costs	—	(22,233)
Other income	794	16,243
Total other income	120,741	324,115
Income before income taxes	75,681	313,989
Income tax recovery (expense)	—	—
Net income	$75,681	$313,989
Net income (loss) attributable to:
Cronos Group	$76,040	$314,092
Non-controlling interests	(359)	(103)
	$75,681	$313,989
Other comprehensive income (loss)
Foreign exchange gain (loss) on translation	$(113,692)	$3,898
Total other comprehensive income (loss)	(113,692)	3,898
Comprehensive income (loss)	$(38,011)	$317,887
Comprehensive income (loss) attributable to:
Cronos Group	$(37,675)	$317,987
Non-controlling interests	(336)	(100)
	$(38,011)	$317,887
Net income per share
Basic	$0.22	1.43
Diluted	0.20	0.33
Weighted average number of outstanding shares
Basic	348,817,472	218,949,590
Diluted	375,574,354	271,086,575
See notes to unaudited interim consolidated financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit)
For the three months ended March 31, 2020 and 2019
(In thousands of U.S. dollars, except share amounts, unaudited)

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity (deficit)
Balance as of January 1, 2020	348,817,472	$561,165	$23,234	$1,137,646	$27,838	$(853)	$1,749,030
Vesting of options	—	—	1,730	—	—	—	1,730
Vesting of restricted share units	—	—	706	—	—	—	706
Vesting of common shares issued in connection with the use of certain publicity rights in brand development	—	2,000	(187)	—	—	—	1,813
Net income (loss)	—	—	—	76,040	—	(359)	75,681
Other comprehensive income (loss)	—	—	—	—	(113,715)	23	(113,692)
Balance as of March 31, 2020	348,817,472	$563,165	$25,483	$1,213,686	$(85,877)	$(1,189)	$1,715,268

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity (deficit)
Balance as of January 1, 2019	$178,720,022	$175,001	$11,263	$(27,945)	$(9,870)	$100	$148,549
Shares issued	149,831,154	248,302	—	—	—	—	248,302
Share issuance costs	—	(3,642)	—	—	—	—	(3,642)
Warrants exercised	4,390,961	1,417	(529)	—	—	—	888
Vesting of options	—	—	1,771	—	—	—	1,771
Options exercised	78,240	262	(261)	(411)	—	—	(410)
Net income (loss)	—	—	—	314,092	—	(103)	313,989
Other comprehensive income	—	—	—	—	3,895	3	3,898
Balance as of March 31, 2019	$333,020,377	$421,340	$12,244	$285,736	$(5,975)	$—	$713,345
See notes to condensed consolidated financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2020 and 2019
(In thousands of U.S. dollars, except share amounts, unaudited)

	Three months ended March 31,
	2020	2019
Operating activities
Net income (loss)	$75,681	$313,989
Items not affecting cash:
Inventory write-down	7,962	—
Share-based payments	2,436	1,771
Depreciation and amortization	1,162	494
Share of net loss from investments in equity accounted investees	1,172	198
Gain on revaluation of derivative liabilities (Note 11)	(113,368)	(328,216)
Gain on disposal of other investments	(781)	(15,498)
Loss (gain) on unrealized foreign exchange	(412)	51
Provision for doubtful accounts	2,068	—
Non-cash sales and marketing	1,821	—
Other, net	(1,157)	(745)
Net changes in non-cash working capital	(15,482)	14,118
Cash flows used in operating activities	(38,898)	(13,838)
Investing activities
Purchase of short-term investments	(126,514)	—
Proceeds from disposal of short-term investments	206,847	—
Investments in equity accounted investees	—	(1,658)
Proceeds from sale of other investments	781	19,614
Advances to joint ventures	—	(11,893)
Purchase of property, plant and equipment	(6,411)	(10,119)
Payment of accrued interest on construction loan payable	—	(89)
Purchase of intangible assets	(1,105)	(38)
Advances on loans receivable	(14,512)	—
Cash flows provided (used) in investing activities	59,086	(4,183)
Financing activities
Increase in bank indebtedness	—	316
Advance from non-controlling interests	—	84
Repayment of lease obligations	(448)	(23)
Proceeds from Altria Investment	—	1,809,556
Proceeds from exercise of warrants and options	—	889
Withholding taxes paid on share appreciation rights	—	(411)
Share issuance costs	—	(3,642)
Repayment of construction loan payable	—	(15,971)
Advance under Credit Facility	—	48,715
Repayment of Credit Facility	—	(48,309)
Cash flows provided (used) by financing activities	(448)	1,791,204
Effect of foreign currency translation on cash and cash equivalents	(91,037)	14,421
Increase (decrease) in cash and cash equivalents	(71,297)	1,787,604
Cash and cash equivalents, beginning of period	1,199,693	23,927
Cash and cash equivalents, end of period	$1,128,396	$1,811,531
Supplemental cash flow information
Interest paid	7	507
Interest received	7,758	—
See notes to condensed consolidated financial statements.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
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
Cronos Group is an innovative global cannabinoid company, with international production and distribution across five continents. The Company is committed to building disruptive intellectual property by advancing cannabis research, technology and product development and is building an iconic brand portfolio. Cronos Group’s brand portfolio includes PEACE NATURALS™, a global wellness platform; two adult-use brands, COVE™ and Spinach™; and two U.S hemp-derived consumer products brands, Lord Jones™ and PEACE+™.
Cronos Group has established four strategic joint ventures in Canada, Israel, and Colombia. One of these strategic joint ventures, Cronos Israel (as defined herein) is consolidated for financial reporting purposes. The Company also holds approximately 31% of the issued capital of Cronos Australia Limited (“Cronos Australia”) and accounts for its investment in Cronos Australia under the equity method of accounting. For additional discussion regarding the joint ventures and strategic investment, see Note 6.
2. Summary of Significant Accounting Policies
(a)Basis of Presentation
The interim condensed consolidated financial statements of Cronos Group are unaudited. They have been prepared in accordance with U.S generally accepted accounting principles for interim financial information and with applicable rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any other quarterly period.
These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in its Annual Report on Form 10-K/A for the year ended December 31, 2019 (the “Annual Financial Statements”).
(b)Basis of Consolidation
The accompanying financial statements include the accounts of the Company, and all entities in which the Company has a controlling voting interest and/or is the primary beneficiary of a variable interest as of and for the period presented. The Company consolidates the financial results of the following entities, which the Company controls:

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
In the condensed consolidated statements of net income (loss) and comprehensive income (loss), the net income (loss) and comprehensive income (loss) are attributed to the equity holders of the Company and to the non-controlling interests. Non-controlling interests in the equity of Cronos Israel are presented separately in the shareholders’ equity (deficit) section of the condensed consolidated balance sheets and condensed consolidated statements of changes in equity (deficit). All intercompany transactions and balances are eliminated upon consolidation.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
3. New Accounting Pronouncements
(a)Adoption of new accounting pronouncements
On January 1, 2020, the Company adopted ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820) (“ASU No. 2018-13”). ASU No. 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. The adoption of this standard was applied prospectively and did not have a material impact on the Company’s condensed consolidated financial statements.
On January 1, 2020, the Company adopted ASU No. 2018-15, Intangibles – Goodwill and Other Internal-use-software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU No. 2018-15”). ASU No. 2018-15 amends current guidance to align the accounting for costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs associated with developing or obtaining internal-use software. The guidance in ASU No. 2018-15 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The adoption of this standard was applied prospectively and did not have a material impact on the Company’s condensed consolidated financial statements.
On January 1, 2020, the Company adopted ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”). ASU No. 2017-04 eliminates step 2 from the goodwill impairment test and instead requires an entity to measure the impairment of goodwill assigned to a reporting unit if the carrying value of assets and liabilities assigned to the reporting unit, including goodwill, exceeds the reporting unit’s fair value. The guidance in ASU No. 2017-04 is effective for annual and interim goodwill tests completed by the Company beginning on January 1, 2020. The adoption of this standard was applied prospectively and the Company will follow a one-step model for goodwill impairment.
(b)New accounting pronouncements not yet adopted
In January 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). ASU No. 2020-01 clarifies the interaction of accounting for the transition into and out of the equity method. The new standard also clarifies the accounting for measuring certain purchased options and forward contracts to acquire investments. The guidance in ASU No. 2020-01 is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the effect of the adoption of this ASU, but anticipates that the adoption will not have a material impact on its condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”). ASU No. 2019-12 eliminates certain exceptions and simplifies the application of U.S. GAAP-related to changes in enacted tax laws or rates and employee stock option plans. ASU No. 2019-12 is effective for annual and interim periods beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the effect of the adoption of this ASU, but anticipates that the adoption will not have a material impact on its condensed consolidated financial statements.
4. Revenues from Contracts with Customers
Cronos Group disaggregates net revenues based on product type. For further discussion, see Note 18. Receivables were $3,404 as of March 31, 2020 (December 31, 2019 – $4,638). The Company recorded a current expected credit loss allowance of $141 as of March 31, 2020 (December 31, 2019 – $136).
Cronos Group offers discounts to customers for prompt payment and calculates cash discounts as a percentage of the list price based on historical experience and agreed-upon payment terms. Cronos Group records an allowance for cash discounts, which is included as a contra-asset against receivables on the Company’s condensed consolidated balance sheets.
Revenue is measured net of returns. As a result, the Company is required to estimate the amount of returns based on the historical data by customer and product type, adjusted for forward-looking information. This is recorded as a provision against accounts receivable on the Company’s consolidated balance sheets. The Company estimates sales returns based principally on historical volume and return rates, as a reduction to revenues. The difference between actual sales and estimated sales returns is recorded in the period in which the actual amounts become known. These differences, if any, have not had a material impact on the Company’s condensed consolidated financial statements.
Upon return, products can be extracted from dried cannabis, resold, or destroyed depending on the nature of the product. The Company has assessed that the amount recoverable for the three months ended March 31, 2020 is immaterial.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
5. Inventory
Inventory is comprised of the following items:

	As of
	March 31, 2020	December 31, 2019
Raw materials	$4,198	$2,469
Work-in-progress – dry cannabis	14,799	11,538
Work-in-progress – cannabis extracts	17,517	17,975
Finished goods – dry cannabis	3,312	1,798
Finished goods – cannabis extracts	2,564	2,624
Supplies and consumables	728	1,639
Total	$43,118	$38,043
Inventory is written down for any obsolescence or when the net realizable value of inventory is less than the carrying value. For the three months ended March 31, 2020, the Company recorded write-downs related to inventory of $7,962.
There were no inventory write-downs for the three months ended March 31, 2019.
6. Investments and Advances to Joint Ventures
Variable Interest Entities
The Company holds variable interests in Cronos Growing Company Inc. (“Cronos GrowCo”), Natuera S.à.r.l (“Natuera”) and MedMen Canada Inc. (“MedMen Canada”).
Cronos GrowCo is a joint venture incorporated under the Canada Business Corporations Act (“CBCA”) on June 14, 2018 with the objective of building a cannabis production greenhouse, applying for cannabis licenses under the Cannabis Act (Canada), and growing, cultivating, extracting, producing and selling cannabis in accordance with such licenses. Cronos Group holds variable interests in Cronos GrowCo through its ownership of 50% of Cronos GrowCo’s common shares and senior secured debt in Cronos GrowCo. The Company has also agreed to purchase a minimum amount of Cronos GrowCo’s cannabis product annually, subject to Cronos GrowCo’s receipt of all applicable licenses and permits. Cronos GrowCo’s economic performance is driven by the quantity and strains of cannabis grown. The joint venture partners mutually determine the quantity and strains of cannabis grown.
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
The Company’s investments in Cronos GrowCo, Natuera and MedMen Canada are exposed to economic variability from each entity’s performance, however the Company does not consolidate the entities as it does not have the power to direct the activities that most significantly impact the joint ventures’ economic performance; thus, Cronos Group is not considered the primary beneficiary of the entity. These investments are accounted for as equity method investments classified as Investments in Equity Accounted Investees in the consolidated balance sheets.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
(a)Net investment in equity accounted investees
A reconciliation of the carrying amount of the investments in associates and joint ventures is as follows:

		Carrying Amount
	Ownership %	March 31, 2020	December 31, 2019
Whistler Medicinal Marijuana Company (“Whistler”)(i)	N/A	$—	$—
Cronos Australia(ii)	31%	—	(346)
Cronos GrowCo	50%	1,089	1,501
MedMen Canada	50%	—	—
Natuera	50%	—	(598)
		$1,089	$557
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
(ii) On October 25, 2019, Cronos Australia issued 40 million new shares in an initial public offering at an offering price of A$0.50 per share. Cronos’ ownership in Cronos Australia decreased from 50% to 31% on November 7, 2019 when Cronos Australia began trading on the Australian Securities Exchange. This resulted in a reconsideration event, which required the reassessment of the Company’s VIE conclusion. Upon reconsideration, the Company determined that the entity was no longer a VIE as of December 31, 2019 and is now reported under the equity method.
The Company’s share of net earnings (losses) from equity investments accounted for under the equity method of accounting:

	For the three months ended March 31,
	2020	2019
Whistler	$—	$29
Cronos Australia(i)	—	(244)
Cronos GrowCo	(311)	11
MedMen Canada	—	6
Natuera(ii)	(861)	—
	$(1,172)	$(198)
(i) The Company’s share of accumulated net losses in excess of its equity investment and advances in Cronos Australia were $515 for the three months ended March 31, 2020 (March 31, 2019 – $nil).
(ii) The Company’s share of accumulated net losses in excess of its equity investment in Natuera has been applied as a loss allowance on the loan receivable. See Note 6(b) and Note 10.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
(b)Advances to Joint Venture

	MedMen Canada(i)	Cronos GrowCo	Cronos Australia (ii)	Natuera	Total
As of January 1, 2020	$471	$18,966	$—	$—	$19,437
Credit loss allowance	—	(917)	—	—	(917)
Effect from foreign exchange	(36)	(1,405)	—	—	(1,441)
As of March 31, 2020	$435	$16,644	$—	$—	$17,079

As of January 1, 2019	1,244	2,970	475	—	4,689
Advances (repayment)	(852)	15,494	274	219	15,135
Advances to joint ventures recovered from (applied to) carrying amount of investments	35	22	(779)	(224)	(946)
Effect from foreign exchange	44	480	30	5	559
As of December 31, 2019	$471	$18,966	$—	$—	$19,437
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
7. Other Investments
Other investments consist of investments in common shares and warrants of several companies in the cannabis industry. As of March 31, 2020, the Company did not hold any other investments.
During the three months ended March 31, 2020, in respect to one of two milestones achieved related to the Whistler transaction described below, the Company received 578,101 shares of Aurora Cannabis Inc. (“Aurora”). The Company subsequently sold all of the Aurora shares on March 6, 2020 for gross proceeds of $781 recorded as an other item in other income (expenses). The Company expects to further receive Aurora common shares upon the satisfaction of one milestone remaining, which has not been recognized in these condensed consolidated financial statements. The exact number of Aurora common shares to be issued to the Company following the satisfaction of each such milestone will be determined in reference to the five-day volume weighted average price of Aurora common shares immediately prior to the achievement of the applicable milestone.
On March 4, 2019, the Company sold all 2,563 shares of Whistler, representing approximately 19.0% of Whistler's issued and outstanding common shares, to Aurora, in connection with Aurora's acquisition of Whistler (the "Whistler Transaction"). As a result of the closing of the Whistler Transaction, the Company received 2,524,341 Aurora common shares. During the three months ended March 31, 2019, The Company sold all 2,524,341 common shares of Aurora, for gross proceeds of $19,259 recorded as an other item in other income (expenses).
During the three months ended March 31, 2019, the Company sold all remaining 11,062 common shares of Canopy Growth Corporation (“Canopy”) for gross proceeds of $355. The gains and losses on the Canopy investment were reclassified from fair value through other comprehensive income to fair value through net income.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
8. Accumulated Other Comprehensive Income (Loss)
The following is a continuity schedule of accumulated other comprehensive income (loss):

	Three months ended March 31,
	2020	2019
Net unrealized gain (loss) on revaluation and disposal of other investments
Balance at January 1	$5	$5
Cumulative effect from adoption of ASU 2016-01	—	—
Balance as of March 31	5	5

Net foreign exchange gain (loss) on translation
Balance at January 1	27,833	(9,875)
Net unrealized (loss) gain	(113,715)	3,895
Balance as of March 31	(85,882)	(5,980)
Total accumulated other comprehensive income (loss)	$(85,877)	$(5,975)

9. Leases
The Company has entered into leases primarily for the land-use rights, office premises and equipment used in the production of cannabis and related products. The Company’s leases have terms which range from three years to nine years, excluding land use rights, which generally extend over 15 years. These leases often include options to extend the term of the lease for up to 10 years. When it is reasonably certain that the option will be exercised, the impact of the option is included in the lease term for purposes of determining total future lease payments.
Operating leases greater than one year are included in right-of-use assets and operating lease liabilities. Finance leases are included in property, plant and equipment on the Company’s consolidated balance sheet.
During the period, the Company entered into a new operating lease for office premises which is included within the lease liability and right of use asset on the condensed consolidated balance sheet.
The Company’s finance leases were not material as of March 31, 2020 and December 31, 2019.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
10. Loans Receivable, net

	As of
	March 31, 2020	December 31, 2019
Current portion
Natuera Series A loan (i)	$3,200	$4,575
Cronos GrowCo Credit Facility (ii)	711	—
Add: Accrued interest	—	89
Total current portion of loans receivable	3,911	4,664
Long term portion
Cronos GrowCo Credit Facility (ii)	41,557	31,678
2645485 Ontario Inc. (“Mucci”) Promissory Note (iii)	11,394	12,587
Add: Accrued interest	1,196	702
Total long term portion of loans receivable	54,147	44,967
Total loans receivable	$58,058	$49,631
(i)On September 27, 2019, the Company entered into a master loan agreement (the “Series A Loan”) for $4,575 with Natuera with effect as of August 29, 2019. The total aggregate principal amount of the Series A Loan is $9,150, of which the Company has committed to fund 50% and its joint venture partner has committed to fund the remaining 50%. Outstanding principal amounts bear interest at a fixed annual rate of 5.67% with a maturity date of August 29, 2020. As of March 31, 2020, accrued interest is recorded in other receivables.
For the three months ended March 31, 2020, a loss allowance of $1,439 was recorded against the Natuera Series A loan related to the Company’s share of net loss from Natuera in excess of the carrying value of the equity method investment. Refer to Note 6.
(ii)On August 23, 2019, the Company entered into a credit agreement with Cronos GrowCo in respect of a C$100,000 ($71,114) secured non-revolving term loan credit facility (the “GrowCo Credit Facility”). The GrowCo Credit Facility will mature on March 31, 2031 and will bear interest at varying rates based on the Canadian prime rate as announced by the Bank of Montreal. Interest began to accrue as of the closing date of the GrowCo Credit Facility and is payable on a quarterly basis until maturity, except that any interest accrued prior to March 31, 2021 will be payable not later than December 31, 2021. Repayment of principal will be made on a quarterly basis commencing on March 31, 2021. The credit facility is secured by substantially all present and after acquired property of Cronos GrowCo and its subsidiaries. Mucci, the other 50% shareholder of Cronos GrowCo, has provided a limited recourse guarantee in favor of Cronos GrowCo, secured by Mucci’s shares in Cronos GrowCo. As of March 31, 2020, Cronos GrowCo had drawn C$60,650 ($43,131) from the Cronos GrowCo Credit Facility.
For the three months ended March 31, 2020, a current expected credit loss allowance of $903 was recorded against the GrowCo Facility.
(iii)On June 28, 2019, the Company entered into a promissory note receivable agreement (the “Mucci Promissory Note”) for C$16,350 ($11,627) with Mucci. The outstanding principal amount of the Mucci Promissory Note bears interest at 3.95% annually and is due within 90 days of demand. The Company does not intend to demand the loan within 12 months. Interest accrued under the Mucci Promissory Note until July 1, 2021 is payable by way of capitalization on the principal amount and interest thereafter must be paid in cash on a quarterly basis. The Mucci Promissory Note is secured by a general security agreement covering all the assets of Mucci.
For the three months ended March 31, 2020, a current expected credit loss allowance of $243 has been recorded against the Mucci loan.
11. Derivative Liabilities
On March 8, 2019, the Company closed the previously announced investment in the Company (the “Altria Investment”) by Altria, pursuant to a subscription agreement dated December 7, 2018. As of the closing date of the Altria Investment, the Altria Investment consisted of 149,831,154 common shares of the Company as of the closing date, issued to a wholly owned subsidiary of Altria and one warrant of the Company (the “Altria Warrant”), refer to Note 15(a), issued to a wholly owned subsidiary of Altria. As of the closing date of the Altria Investment, Altria beneficially held an approximate 45% ownership interest in the Company (calculated on a non-diluted basis). As summarized in this note, if exercised in full on such date, the exercise of the Altria Warrant would have resulted in Altria holding a total ownership interest in the Company of approximately 55% (calculated on a non-diluted basis). Pursuant to the investor rights agreement between the Company and Altria, entered into in connection with the closing of the Altria Investment (the “Investor Rights Agreement”), the Company granted Altria certain rights, among others, summarized in this note.
The summaries below are qualified entirely by the terms and conditions fully set out in the Investor Rights Agreement and the Altria Warrant, as applicable.
a.The Altria Warrant entitles the holder, subject to certain qualifications and limitations, to subscribe for and purchase up to an additional 10% of the common shares of Cronos (approximately 77.5 million common shares at March 31, 2020) at a per share exercise price of C$19.00 which expires on March 8, 2023.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
b.The Company granted to Altria, subject to certain qualifications and limitations, upon the occurrence of certain issuances of common shares of the Company executed by the Company (including issuances pursuant to the R&D partnership with Ginkgo Bioworks Inc. (“Ginkgo”) (the “Ginkgo Agreement”), which is discussed in Note 19(a)(i) below, the right to purchase up to such number of common shares of the Company in order to maintain their ownership percentage of issued and outstanding common shares of the Company immediately preceding any issuance of shares by the Company (“Pre-emptive Rights”), at the same price per common share of the Company at which the common shares are sold in the relevant issuance. The price per common share of the Company to be paid by Altria pursuant to its exercise of its Pre-emptive Rights related to the Ginkgo Agreement will be C$16.25 per common share. These rights may not be exercised if Altria’s ownership percentage of the issued and outstanding shares of the Company falls below 20%.
c.In addition to (and without duplication of) the Pre-emptive Rights, the Company granted to Altria, subject to certain qualifications and limitations, the right to subscribe for common shares of the Company issuable in connection with the exercise, conversion or exchange of convertible securities of the Company issued prior to March 8, 2019 or thereafter (excluding any convertible securities of the Company owned by Altria or any of its subsidiaries), a share incentive plan of the Company, the exercise of any right granted by the Company pro rata to all shareholders of the Company to purchase additional common shares and/or securities of the Company, bona fide bank debt, equipment financing or non-equity interim financing transactions that contemplate an equity component or bona fide acquisitions (including acquisitions of assets or rights under a license or otherwise), mergers or similar business combination transactions or joint ventures involving the Company in order to maintain their ownership percentage of issued and outstanding common shares of the Company immediately preceding any such transactions (“Top-up Rights”).
The price per common share to be paid by Altria pursuant to the exercise of its Top-up Rights will be, subject to certain limited exceptions, the 10-day volume-weighted average price of the common shares of the Company on the TSX for the ten full days preceding such exercise by Altria; provided that the price per common share of the Company to be paid by Altria pursuant to the exercise of its Top-up Rights in connection with the issuance of common shares of the Company pursuant to the exercise of options or warrants that were outstanding as of March 8, 2019 will be C$16.25 per common share without any set off, counterclaim, deduction, or withholding. These rights may not be exercised if Altria’s ownership percentage of the issued and outstanding shares of the Company falls below 20%. The Altria Warrant, Pre-emptive Rights, and fixed price Top-up Rights have been classified as derivative liabilities; related transaction costs of $22,355 were expensed as financing costs during the year ended December 31, 2019.
A reconciliation of the carrying amounts of the derivative liability is presented below:

	January 1, 2020	(Gain) / Loss on revaluation	Exercise of Rights	Effect from foreign exchange	As of March 31, 2020
(a) Altria Warrant	$234,428	$(88,104)	$—	$(13,958)	$132,366
(b) Pre-emptive Rights	12,787	1,315	—	(1,032)	13,070
(c) Top-up Rights	49,945	(26,579)	—	(2,626)	20,740
	$297,160	$(113,368)	$—	$(17,616)	$166,176
Fluctuations in the Company’s share price are a primary driver for the changes in the derivative valuations during each reporting period. As the share price decreases for each of the related derivative instruments, the liability of the instrument generally decreases. Share price is one of the significant observable inputs used in the fair value measurement of each of the Company’s derivative instruments. During the period ended March 31, 2020, the Company’s share price decreased from December 31, 2019 resulting in the gain on revaluation of $113,368.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
The fair values of the derivative liabilities were determined using the Black-Scholes pricing model as of December 31, 2019 and March 31, 2020, applying the following inputs:

	December 31, 2019			As of March 31, 2020
	Altria Warrant	Pre-emptive Rights	Top-up Rights	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price at valuation date (per share in C$)	$9.97	$9.97	$9.97	$7.99	$7.99	$7.99
Subscription price (per share in C$)	$19.00	$16.25	$16.25	$19.00	$16.25	$16.25
Weighted average risk-free interest rate (i)	1.69%	1.73%	1.71%	0.49%	0.44%	0.36%
Weighted average expected life (in years) (ii)	3.18	1.25	1.66	2.93	2.25	1.29
Expected annualized volatility (iii)	82%	82%	82%	80%	80%	80%
Expected dividend yield	—%	—%	—%	—%	—%	—%
(i) The risk-free interest rate was based on Bank of Canada government treasury bills and bonds with a remaining term equal to the expected life of the derivative liabilities. The risk-free interest rate uses a range of approximately 0.21% to 0.62% as of March 31, 2020 (December 31, 2019 – 1.66% to 1.73%) for the Pre-emptive rights and Top-up rights.
(ii) The expected life in years represents the period of time that the derivative liabilities are expected to be outstanding. The expected life of the Pre-emptive Rights and Top-up Rights is determined based on the expected term of the underlying options, warrants, and shares, to which the Pre-emptive Rights and Top-up Rights are linked. The expected life uses a range of approximately 0.25 year to 5.75 years as of March 31, 2020 (December 31, 2019 – 0.25 year to 6 years).
(iii) Volatility was based on an equally weighted blended historical volatility level of the underlying equity securities of the Company and peer companies.
The following table quantifies each of the significant inputs described above and provides a sensitivity analysis of the impact on the reported values of the derivative liabilities. The sensitivity analysis for each significant input is performed by assuming a 10% decrease in the input while other significant inputs remain constant at management’s best estimate as of the respective dates. A decrease in the inputs noted below would cause a decrease in derivative liability and as of March 31, 2020, there would be an equal but opposite impact on net income (loss).

	Decrease as of December 31, 2019			Decrease as of March 31, 2020
	Altria Warrant	Pre-emptive Rights	Top-up Rights	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price	$36,436	$2,743	$9,577	$22,448	$2,385	$4,550
Weighted average expected life	17,471	2,366	2,178	12,478	1,351	1,439
Expected annualized volatility	33,343	2,180	7,714	24,031	2,329	4,331
These inputs are classified in Level 3 on the fair value hierarchy and are subject to volatility and several factors outside of the Company’s control, which could significantly affect the fair value of these derivative liabilities in future periods.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
12. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following

	As of
	March 31, 2020	December 31, 2019
Cost
Land	$3,509	$3,727
Building	142,038	150,324
Furniture and equipment	10,457	10,156
Computer equipment	684	687
Leasehold improvements	2,787	2,789
Construction in progress	5,800	3,569
Less: accumulated depreciation	(11,111)	(9,443)
Total	$154,164	$161,809
Depreciation expense included in cost of sales relating to manufacturing equipment and production facilities for the three months ended March 31, 2020 was $223 (March 31, 2019 – $176). Depreciation expense included in operating expenses related to general office space and equipment for three months ended March 31, 2020 was $507 (March 31, 2019 – $169). The remaining depreciation is included in inventory.
For the three months ended March 31, 2020 there is $nil (March 31, 2019 – $89) of capitalized interest included in construction in progress.
13. Intangible Assets and Goodwill
(a)Intangible Assets
Intangible assets are comprised of the following items:

	Weighted Average Amortization Period (in years)	As of March 31, 2020
		Cost	Accumulated Amortization	Net
Software (i)	N/A	$478	$(238)	$240
ERP system (ii)	5	983	—	983
Health Canada licenses	17	7,970	(1,014)	6,956
Lord Jones™ brand	N/A	64,000	—	64,000
Trademarks	N/A	138	—	138
Israeli Codes (iii)	25	290	(8)	282
		$73,859	$(1,260)	$72,599
(i)Software amortizes using a double declining method.
(ii)During the three months ended March 31, 2020, the Company capitalized costs for the new ERP system. As at March 31, 2020, the system is not yet available for use, resulting in no amortization being recorded against the asset.
(iii)The preliminary licenses granted to Kibbutz Gan Shmuel (the Cronos Israel joint venture partner) by the Medical Cannabis Unit of the Israeli Ministry of Health in early 2017 (the “Israeli Codes”) were transferred by non-controlling interests to Cronos Israel in exchange for their equity interests in the Cronos Israel entities specified above.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)

	Weighted Average Amortization Period (in years)	As of December 31, 2019
		Cost	Accumulated Amortization	Net
Software (i)	N/A	$541	$(202)	$339
Health Canada licenses	17	8,627	(976)	7,651
Lord Jones™ brand	N/A	64,000	—	64,000
Trademarks	N/A	36	—	36
Israeli Codes (ii)	25	298	(4)	294
		$73,502	$(1,182)	$72,320
(i)Software amortizes using a double declining method.
(ii)  The preliminary licenses granted to Kibbutz Gan Shmuel (the Cronos Israel joint venture partner) by the Medical Cannabis Unit of the Israeli Ministry of Health in early 2017 (the “Israeli Codes”) were transferred by non-controlling interests to Cronos Israel in exchange for their equity interests in the Cronos Israel entities specified above.
The aggregate amortization for the three months ended March 31, 2020 was $180 (March 31, 2019 – $149). Intangible asset additions in 2020 included the ERP system for $983. There was $67 related to disposals of software in during three months ended March 31, 2020.
The amortization expense for the next five years on intangible assets in use is estimated to be as follows: 2021 – $609; 2022 – $553; 2023: $509; 2024 – $481; 2025 – $472.
(b)Goodwill

	As of December 31, 2019	Additions	Effect of foreign exchange	As of March 31, 2020
OGBC	$302	$—	$(23)	$279
Peace Naturals	1,078	—	(82)	996
Redwood (as defined herein)	213,414	—	—	213,414
	$214,794	$—	$(105)	$214,689

14. General and Administrative Expenses
General and administrative expense are comprised of the following items:

	Three months ended March 31,
	2020	2019
Salaries and wages	$7,466	$1,994
Professional and consulting	5,586	2,203
Office and general	3,075	2,901
Internal review costs related to restatement of 2019 interim financial statements	4,407	—
Other	3,225	195
Total	$23,759	$7,293

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
15. Share-based Payments
(a)Warrants
The following is a summary of the changes in warrants during the three months ended March 31, 2020 and 2019:

	Weighted average exercise price (C$)	Number of warrants
Balance as of January 1, 2020	$0.26	18,066,662
Exercise of warrants	—	—
Expiry of warrants	—	—
Balance as of March 31, 2020	$0.26	18,066,662

Balance as of January 1, 2019	$0.26	25,457,623
Exercise of warrants	0.27	(4,390,961)
Expiry of warrants	—	—
Balance at March 31, 2019	$0.26	21,066,662

As of March 31, 2020, the Company had outstanding warrants as follows. For a description of the Altria Warrant, see Note 11.

Grant Date	Expiry date	Weighted average exercise price (C$)	Number of warrants
October 8 – 28, 2015	October 8 – 28, 2020	$0.31	2,976,610
May 13 – 27, 2016	May 13 – 27, 2021	0.25	15,090,052
As of March 31, 2020		$0.26	18,066,662
(b)Stock options
(i)Stock option plans
The Company adopted an amended and restated stock option plan dated May 26, 2015 (the “2015 Stock Option Plan”) which was approved by shareholders of the Company at the annual general meeting of shareholders held on June 28, 2017. The 2015 Stock Option Plan allowed the Board to award options to purchase shares to directors, officers, key employees and service providers of the Company. As of June 28, 2018, no further awards will be granted under the 2015 Stock Option Plan; however, shares may be purchased via option exercise by the holders of any outstanding options previously issued under the 2015 Stock Option Plan. As of March 31, 2020, options to purchase 12,319,230 Company common shares were outstanding under the 2015 Stock Option Plan.
On June 28, 2018, the shareholders of the Company approved a new stock option plan (the “2018 Stock Option Plan”) under the terms and valuation methods detailed in the Annual Financial Statements. Upon approval of the 2020 Omnibus Plan (as defined below) by the shareholders of the Company, no further awards will be granted under the 2018 Stock Option Plan; however, shares may be purchased via option exercise by the holders of any outstanding options previously issued under the 2018 Stock Option Plan. As of March 31, 2020, options to purchase 1,787,383 Company common shares were outstanding under the 2018 Stock Option Plan.
On March 29, 2020, the Company’s Board of Directors adopted a new omnibus equity incentive plan (the “2020 Omnibus Plan”), subject to approval by the shareholders of the Company. As of March 31, 2020, no grants have been made under the 2020 Omnibus Plan.
For the three months ended March 31, 2020, the total stock-based compensation expense associated with the stock option plans was $1,730 (March 31, 2019 – $1,771).

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
(ii)Summary of changes
The following is a summary of the changes during the three months ended March 31, 2020 and 2019:

	Weighted average exercise price (C$)	Number of options	Weighted average remaining contractual term (years)
Balance as of January 1, 2020	$4.84	14,149,502	2.56
Cancellation, forfeiture and expiry of options	17.17	(42,889)
Balance as of March 31, 2020	$4.80	14,106,613	2.06
Exercisable at March 31, 2020	3.11	9,783,544	1.66

Balance as of January 1, 2019	$2.99	12,902,995	3.35
Issuance of options	24.75	51,830
Exercise of options	5.60	(125,715)
Cancellation, forfeiture and expiry of options	1.40	(2,500)
Balance at March 31, 2019	$3.06	12,826,610	3.11
Exercisable at March 31, 2019	2.28	5,838,386	2.91
No stock options were exercised during the three months ended March 31, 2020. The weighted average share price at the dates the options were exercised during the three months ended March 31, 2019 was C$26.12 per share.
(iii)Fair value of options issued
The fair value of the options issued was determined using the Black-Scholes option pricing model, using the following inputs:

For the three months ended March 31,
2019
Share price at grant date (per share)	$24.75
Exercise price (per option)	$24.75
Risk-free interest rate	1.51%
Expected life of options (in years)	5
Expected annualized volatility	80%
Expected dividend yield	—%
Weighted average Black-Scholes value at grant date (per option)	$15.91
Forfeiture rate	—%
No stock options were granted under the 2018 Stock Option Plan during the three months ended March 31, 2020.
The expected life of the awards represents the period of time stock options are expected to be outstanding and is estimated considering vesting terms and employees’ and non-employees’ historical exercise and post-vesting employment termination behavior. Volatility was estimated by using the historical volatility of the Company, adjusted for the Company’s expectation of volatility going forward. The risk-free interest rate was based on the Bank of Canada government bonds with a remaining term equal to the expected life of the options at the grant date.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)

(c)Restricted share units
On September 5, 2019, the Company issued an aggregate of 732,972 restricted stock units (“RSUs”) to certain employees in connection with the acquisition of four Redwood Holding Group, LLC subsidiaries (collectively, “Redwood”) and pursuant to Employment Inducement Award Plan. Each RSU entitles the holder to receive upon vesting one common share of the Company. The fair value of these RSUs has been determined based on the quoted market price on the date of issuance of C$15.34 per share. The RSUs vest over a three-year period following the grant date and have no performance requirements. For the three months ended March 31, 2020, the Company recorded $706 (March 31, 2019 – $nil) in share-based compensation expense related to these RSUs.
The following is a summary of the changes in RSUs from January 1, 2020 to March 31, 2020:

	Number of RSUs	Share-based reserve
Balance as of January 1, 2020	732,972	$889
Vesting of issued RSUs	—	706
Balance as of March 31, 2020	732,972	$1,595
No RSUs were granted or outstanding during three months ended March 31, 2019.
(d)Deferred share units
On August 10, 2019, the Company established a cash-settled deferred share unit plan (“DSU Plan”) pursuant to which its non-executive directors receive deferred share units (“DSUs”). The DSU Plan is designed to promote a greater alignment of long-term interests between non-executive directors and shareholders. The number of DSUs granted under the DSU Plan (including fractional DSUs) is determined by dividing the amount of remuneration payable by the closing price as reported by the TSX on the trading day immediately preceding the day of grant. DSUs are payable at the time a non-executive director ceases to hold the office of director for any reason and are settled by a lump-sum cash payment, in accordance with the terms of the DSU Plan, based on the fair value of the DSUs at such time. The fair value of the cash payout is determined by multiplying the number of DSUs vested at the payout date by the closing price as reported by the TSX on the trading day immediately preceding the payout date. The fair value of the cash payout is determined at each reporting date based on the fair value of the Company’s common shares at the reporting date and is recorded within other liabilities.

The following is a summary of the changes in DSUs from January 1, 2020 to March 31, 2020:

	Number of DSUs	Financial liability
Balance as of January 1, 2020	33,397	$255
Gain on revaluation	—	(50)
Balance as of March 31, 2020	33,397	$205
No DSUs were granted or outstanding during the three months ended March 31, 2019.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
16. Earnings (loss) Per Share
Basic and diluted earnings (loss) per share are calculated using the following numerators and denominators:

	For the three months ended March 31,
	2020	2019
Basic earnings per share computation
Net income attributable to common shareholders of Cronos Group	$76,040	$314,092
Weighted average number of common shares outstanding	348,817,472	218,949,590
Basic earnings per share	$0.22	$1.43
Diluted earnings per share computation
Net income used in the computation of basic earnings per share	$76,040	$314,092
Adjustment for gain on revaluation of derivative liabilities	—	(224,726)
Net income used in the computation of diluted income per share	$76,040	$89,366

Weighted average number of common shares outstanding used in the computation of basic earnings per share	348,817,472	218,949,590
Dilutive effect of warrants	17,550,444	23,294,663
Dilutive effect of stock options and share appreciation rights	8,473,466	11,351,671
Dilutive effect of restricted share units	732,972	—
Dilutive effect of Altria Warrant	—	17,472,990
Dilutive effect of Top-up Rights – exercised and exercisable fixed price	—	17,661
Weighted average number of common shares for computation of diluted income (loss) per share	375,574,354	271,086,575
Diluted earnings per share	$0.20	$0.33
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because conditions for contingently issuable shares were not satisfied at the end of the reporting periods.

	Three months ended March 31,
	2020	2019
Ginkgo Equity Milestones	14,674,904	14,674,903
Pre-emptive Rights	12,006,740	12,006,739
Top-up Rights – fixed price	25,111,456	27,730,859
Top-up Rights – market price	1,941,349	—
Altria warrant	77,514,993	—
Stock options	1,729,242	—
Total anti-dilutive securities	132,978,684	54,412,501

17. Related Party Transactions and Balances
On March 8, 2019, in connection with the Altria Investment, Altria Group Inc. (“Altria”), through certain of its wholly owned subsidiaries, purchased a 45% equity interest in the Company. During the three months ended March 31, 2020, the Company incurred $672 (March 31, 2019 – $0) for consulting services from Altria Pinnacle LLC, a subsidiary of Altria (“Altria Pinnacle”). As of March 31, 2020, the accrual for these consulting services was $672 (December 31, 2019 – $1,152).
During 2019, the Company purchased machinery and equipment amounting to $1,258 from a subsidiary of Altria. Refer to Note 19 for additional information.
Refer to Note 11 for further information on the derivative liabilities related to the Altria investment.
There were no other material related party transactions for the three months ended March 31, 2020 and 2019.
18. Segment Information
Segment reporting is prepared on the same basis that the Company’s chief operating decision makers (the “CODMs”) manage the business, make operating decisions and assess the Company’s performance. The Company determined that it has the following two reportable segments: United States and Rest of World. The United States operating segment consists of the manufacture and distribution of hemp-derived CBD infused products. The Rest of World operating segment is involved in the cultivation, manufacture, and marketing of cannabis and cannabis-derived products for the medical and adult-use markets. These two segments represent the geographic regions in which the Company operates and the different product offerings within each geographic region. The results of each segment are regularly reviewed by the CODMs to assess the performance of the segment and make decisions regarding the allocation of resources. The CODMs review operating income (loss) as the measure of segment profit or loss to evaluate performance of and allocate resources for its reportable segments. Operating income (loss) is defined as net revenue less cost of sales and operating expenses.
Reporting by operating segments follows the same accounting policies as those used to prepare the consolidated financial statements. The operating segments are presented in accordance with the same criteria used for internal reporting prepared for the CODMs. Intersegment transactions are recorded at the stated values as agreed to by the segments.

Segment data was as follows for the three months ended March 31, 2020:

	Three months ended March 31, 2020
	United States	Rest of World	Corporate	Total
Consolidated statements of net income and comprehensive income (loss)
Net revenue
Cannabis flower	$—	$2,741	$—	$2,741
Cannabis extracts	2,176	3,400	—	5,576
Other	—	115	—	115
Net revenue	$2,176	$6,256	$—	$8,432

Equity loss (income)	$—	$1,172	$—	$1,172

Interest revenue	5	7,751	2	7,758
Interest expense	—	(7)	—	(7)
Net interest income	$5	$7,744	$2	$7,751

Depreciation and amortization	$(33)	$(648)	$(6)	$(687)
Income tax (benefit) expense	—	—	—	—
Net income (loss)	(9,805)	92,156	(6,670)	75,681

Consolidated balance sheets
Total assets	$292,723	$316,216	$1,318,987	$1,927,926
Investments in equity accounted investees	—	1,089	—	1,089
Goodwill	213,414	1,275	—	214,689
Purchase of property, plant and equipment, net	180	6,231	—	6,411
Sources of net revenue for the three months ended March 31, 2020 were as follows:

	Three months ended March 31,
	2020	2019
Cannabis flower	$2,741	$1,825
Cannabis extracts	5,576	1,103
Other	115	76
Net revenue	$8,432	$3,004
Net revenue attributed to a geographic region based on the location of the customer were as follows:

	Three months ended March 31,
	2020	2019
Canada	$6,091	$2,983
United States	2,176	—
Other countries	165	21
Total	$8,432	$3,004

Property, plant and equipment assets were physically located in the following geographic regions:

	As of March 31, 2020	As of December 31, 2019
Canada	$132,640	$141,021
United States	2,251	2,103
Other countries	19,273	18,685
Total	$154,164	$161,809
The Company sells products through a limited number of major customers. Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s revenues and greater than 10% of accounts receivable.
United States
During the three months ended March 31, 2020, the U.S segment had no major customers.
As of March 31, 2020, $107 (December 31, 2019 – $12) in expected credit losses has been recognized on receivables from contracts with customers.
Rest of World
During the three months ended March 31, 2020, the Rest of World segment earned a total net revenue before excise taxes of $4,121 from three major customers, BC Liquor Distribution Branch, Alberta Gaming, Liquor & Cannabis and Ontario Cannabis Store, accounting for 19%, 16% and 14% of the Company’s total revenues, respectively (March 31, 2019 – $1,002 from one major customer accounting for 33%).
As of March 31, 2020, $34 (December 31, 2019 – $124) in expected credit losses has been recognized on receivables from contract with customers.
19. Commitments
(a)R&D Commitments
(i) Ginkgo. On September 4, 2018, the Company announced a R&D partnership with Ginkgo to develop scalable and consistent production of eight target cannabinoids, including THC, CBD and a variety of other lesser known and rarer cannabinoids. As part of this partnership, Cronos Group has agreed to issue up to 14,674,903 common shares of the Company (aggregate value of approximately $100,000 as of July 17, 2018 assuming all milestones are met, collectively the “Ginkgo Equity Milestones”) in tranches and $22,000 in cash subject to Ginkgo’s achievement of certain milestones and to fund certain R&D expenses, including foundry access fees.
(ii) Technion. On October 15, 2018, the Company announced a sponsored research agreement with the Technion Research and Development Foundation of the Technion – Israel Institute of Technology (“Technion”). Research will be focused on the use of cannabinoids and their role in regulating skin health and skin disorders. The Company has committed to $1,784 of research funding over a period of three years. An additional $4,900 of cash payments will be paid to Technion upon the achievement of certain milestones.
(b)Altria Consulting Services
On February 18, 2019, the Company entered into an agreement with a wholly owned subsidiary of Altria (which agreement was subsequently amended and restated to substitute Altria Pinnacle as a party thereto), to receive strategic advisory and project management services from Altria Pinnacle (the “Services Agreement”). Pursuant to the Services Agreement, the Company will pay Altria Pinnacle a monthly fee equal to the product of one hundred and five percent (105%) and the sum of: (i) all costs directly associated with the services incurred during the monthly period, and (ii) a reasonable and appropriate allocation of indirect costs incurred during the monthly period. The Company will also pay all third-party direct charges incurred during the monthly period in connection with the services, including any reasonable and documented costs, fees and expenses associated with obtaining any consent, license or permit. The Services Agreement will remain in effect until terminated by either party.

(c)Use of Publicity Rights in Brand Development
On December 23, 2019, the Company issued 856,017 restricted common shares to an accredited investor in a private placement (“Private Placement – 2019”) in reliance on Section 4(a)(2) of the Securities Act of 1933 in connection with the use of certain publicity rights in brand development. One-third of such common shares vested on January 31, 2020 with the remaining shares vesting in to equal installments on (a) June 23, 2021, and (b) December 23, 2022. The issuance did not involve a public offering and was made without general solicitation or advertising. The total fair value of the consideration paid for the issuance of such common shares was approximately $6,000. The fair value of the shares was calculated using the ten-day volume weighted average price per share of the Company’s common shares on Nasdaq.
Additional restricted common shares are issued when certain performance milestones are achieved:
(i) First Performance Issuance: if, prior to December 23, 2022, the product line generates at least $50,000 in net revenue, additional common shares with an aggregate value of $1,000 will be issued.
(ii) Second Performance Issuance: if, prior to December 23, 2022, the product line generates at least $100,000 in net revenue, additional common shares with an aggregate value of $1,000 will be issued (together with the First Performance Issuance noted above).
The number of common shares that would be issued upon achieving the foregoing milestones will be determined based on the ten-day volume weighted average price per share of the Company’s common shares on Nasdaq as of the trading day immediately prior to the date of filing with the SEC of the Company’s audited year-end financial statements for the first fiscal year during which such milestones are achieved.
(d)Take or Pay
In January 2020, the Company entered into a take or pay supply agreement with a supplier of dried cannabis flower. The Company agreed to purchase a minimum of approximately C$1,734 ($1,290) of dried cannabis flower over 6 months from the date of the agreement and, subject to the supplier’s satisfaction of certain conditions and the availability of additional product, potentially up to a maximum of approximately C$4,284 ($3,188) over 6 months from the date of the agreement.
20. Contingencies
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
(a)U.S Securities Class Action Complaints
On March 11 and 12, 2020, two alleged shareholders of the Company separately filed two putative class action complaints in the U.S. District Court for the Eastern District of New York against the Company and its Chief Executive Officer and Chief Financial Officer alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The complaints generally allege that certain of the Company’s prior public statements about revenues and internal controls were incorrect based on the Company’s March 2, 2020, disclosure that the Audit Committee of its Board of Directors was conducting a review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel. The complaints do not quantify a damage request. Defendants have not yet responded to the complaints.
(b)Regulatory Reviews Relating to Restatements
The Company has been responding to requests for information from various regulatory authorities relating to its previously disclosed restatement of its financial statements for the first three quarters of 2019. The Company is responding to all such requests for information and cooperating with all regulatory authorities. The Company cannot predict the outcome of any such regulatory review or investigation and it is possible that one or more formal investigations or proceedings may be commenced against the Company and its current and former officers and directors in connection with these regulatory reviews.

(c)U.S Hemp Business Litigation
On April 8, 2020 a putative class action complaint was filed in the U.S. District Court for the Central District of California against Redwood, alleging violations of California’s Unfair Competition Law, False Advertising Law, Consumers Legal Remedies Act, breaches of the California Commercial Code for breach of express warranties and implied warranty of merchantability with respect to Redwood’s marketing and sale of U.S. hemp products. The complaint does not quantify a damage request. On April 14, 2020, the class action complaint was dismissed for certain pleading deficiencies and the plaintiff was granted leave until April 24, 2020 to amend the complaint to establish federal subject matter jurisdiction. As of the date of this Quarterly Report, the plaintiff has not refiled the complaint and the complaint has been dismissed without prejudice.
The Company expects litigation and regulatory proceedings in these areas to increase.
21. Financial Instruments
The Company’s activities expose it to a variety of financial risks, including credit risk, liquidity risk, and market risk (including interest rate risk) and foreign currency risk.
(a)Credit Risk
Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk from its operating activities, primarily accounts receivable and other receivables, and its investing activities, including cash held with banks and financial institutions, loan receivable, and advances to joint ventures. The Company’s maximum exposure to this risk is equal to the carrying amount of these financial assets, which amounted to $1,420,809 as of March 31, 2020 (December 31, 2019 – $1,586,978).
(i)Accounts receivable
An impairment analysis is performed at each reporting date using a provision matrix to measure expected credit losses. The provision rates are based on the days past due for groupings of various customer segments with similar loss patterns. The calculation reflects the probability-weighted outcome, the time value of money and reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Accounts receivable are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, among others, the failure of a debtor to engage in a repayment plan, and a failure to make contractual payments for a period of greater than 120 days past due. For the year ended March 31, 2020, the Company recorded a current expected credit loss allowance of $141 (December 31, 2019 – $136). The Company has assessed that there is a concentration of credit risk, as 73% of the Company’s accounts receivable were due from 5 customers as of March 31, 2020 (December 31, 2019 – 56% due from two customers) with an established credit history with the Company.
(ii)Cash and cash equivalents, short-term investments, and other receivables
The Company held cash and cash equivalents of $1,128,396 as of March 31, 2020 (December 31, 2019 – $1,199,693). The short-term investments and related interest receivable of $206,230 (December 31, 2019 – $306,347) represents short-term investments with a maturity of less than a year and accrued interest as of period end. The cash and cash equivalents and short-term investments, including guaranteed investment certificates and bankers’ acceptances, are held with central banks and financial institutions that are highly rated. In addition to interest receivable, other receivables includes sales taxes receivable from the government. As such, the Company has assessed an insignificant loss allowance on these financial instruments.
(iii)Advances to joint ventures
The Company has assessed the credit risk of these advances based on the financial position of the borrowers, and the regulatory and economic environment of the borrowers. Based on historical information, and adjusted for forward-looking expectations, the Company has assessed an expected credit loss allowance on these advances as of March 31, 2020 of $917 (December 31, 2019 – $nil).

(b)Liquidity risk
Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due and arises principally from the Company’s accounts payable and other liabilities, holdbacks payable, government remittances payable and construction loan payable. The Company’s policy is to review liquidity resources and ensure that sufficient funds are available to meet financial obligations as they become due. Further, the Company’s management is responsible for ensuring funds exist and are readily accessible to support business opportunities as they arise. The Company’s funding is primarily provided in the form of capital raised through the issuance of common shares and warrants. As of March 31, 2020, 17% of the Company’s payables were due to one vendor (December 31, 2019 – 42% due to three vendors).
(c)Market risk
Market risk is the risk that the fair value of, or future cash flows from, the Company’s financial instruments will significantly fluctuate due to changes in market prices. The value of financial instruments can be affected by changes in interest rates, market and economic conditions, and equity and commodity prices. The Company is exposed to market risk in divesting its investments, such that, unfavorable market conditions could result in dispositions of investments at less than their carrying values. Further, the revaluation of securities classified as fair value through net income, could result in significant write-downs of the Company’s investments, which would have an adverse impact on the Company’s financial position, unless these would flow through other comprehensive income.
The Company manages market risk by having a portfolio of securities from multiple issuers, such that the Company was not materially exposed to any one issuer.
(d) Currency rate risk
Currency rate risk is the risk that the fair value of, or future cash flows from, the Company’s financial instruments will significantly fluctuate due to changes in foreign exchange rates. The Company is exposed to this risk on advances to joint ventures denominated in A$ and C$. The Company is further exposed to this risk through subsidiaries operating in Israel and the U.S as the Company’s functional currency is in Canadian dollars. The Company does not currently use foreign exchange contracts to hedge its exposure to currency rate risk. As such, the Company’s financial position and financial results may be adversely affected by the unfavorable fluctuations in currency exchange rates. As of March 31, 2020, the Company had foreign currency gain (loss) on translation of $(113,692) (March 31, 2019 – $3,898). A 10% change in the exchange rates for the U.S dollar would affect the carrying value of net assets by approximately $171,503 as of March 31, 2020 (December 31, 2019 – $174,902).
22. Fair Value Measurement
The Company complies with ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In general, fair values are determined by:
•Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.
•Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.
The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2020 and December 31 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

March 31, 2020	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,128,396	$—	$—	$1,128,396
Short-term investments	206,230	—	—	206,230
Derivative liabilities	—	—	166,176	166,176

December 31, 2019	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,199,693	$—	$—	$1,199,693
Short-term investments	306,347	—	—	306,347
Derivative liabilities	—	—	297,160	297,160
There were no transfers between categories during the periods presented.
23. Supplementary Cash Flow Information
The net changes in non-cash working capital items are as follow:

	For the three months ended March 31,
	2020	2019
Accounts receivable	$1,234	$984
Other receivables	(410)	(3,763)
Prepaids and other assets	(1,684)	(973)
Inventory	(11,270)	(3,737)
Accounts payable and other liabilities	(1,011)	20,845
Cumulative effect from foreign exchange	(2,341)	762
Total	$(15,482)	$14,118

24. Non-monetary Transactions
During the three months ended March 31, 2020, the Company had no non-monetary transactions.
On March 28, 2019, the Company entered into two transactions to simultaneously purchase and sell inventory to a third party. The Company purchased cannabis resin from the third party and in turn sold cannabis dry flower to the third party. The transactions involved the exchange of work in progress inventory and were accounted for at the carrying value of inventory transferred by the Company, which equaled the value of the cannabis resin received. No revenue was recognized as a result of this transaction and no gain or loss was recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss).
25. Subsequent Events
(a)On April 8, 2020 a putative class action complaint was filed in the U.S. District Court for the Central District of California against Redwood, alleging violations of California’s Unfair Competition Law, False Advertising Law, Consumers Legal Remedies Act, breaches of the California Commercial Code for breach of express warranties and implied warranty of merchantability with respect to Redwood’s marketing and sale of U.S. hemp products. The complaint does not quantify a damage request. On April 14, 2020, the class action complaint was dismissed for certain pleading deficiencies and the plaintiff was granted leave until April 24, 2020 to amend the complaint to establish federal subject matter jurisdiction. As of the date of this Quarterly Report, the plaintiff has not refiled the complaint and the complaint has been dismissed without prejudice.
(b)In April 2020, Cronos Israel entered into a collaboration agreement with Cannasoul Analytics Ltd. (“Cannasoul”) for the establishment of a commercial cannabis analytical testing laboratory located at the premises of Cronos Israel (the “Cannasoul Collaboration”). Pursuant to the Cannasoul Collaboration, Cronos Israel has agreed to advance approximately ILS 8,300 (approximately $2,341) by a non-recourse loan to a subsidiary of Cannasoul over a period of two years for the capital and operating expenditures of the laboratory. The loan will bear simple interest at 3.5%. Cronos Israel will receive 70% of the profits of the laboratory until such time as it has recovered 150% of the amounts advanced to the subsidiary of Cannasoul, after which time it will receive 50% of the laboratory profits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with other information, including our condensed consolidated financial statements and the related notes to those statements, included in Part I, Item 1 of this Quarterly Report, our consolidated financial statements appearing in our Annual Report on Form 10-K/A for the year ended December 31, 2019 (as amended, the “Annual Report”) Part I, Item 1A, Risk Factors, of the Annual Report and Part 2, Item 1A, Risk Factors, of this Quarterly Report.
Forward-Looking Statements
This Quarterly Report, the documents incorporated into this Quarterly Report by reference, other reports we file with, or furnish to, the U.S. Securities and Exchange Commission (“SEC”) and other regulatory agencies, and statements by our directors, officers, other employees and other persons authorized to speak on our behalf contain information that may constitute forward-looking information and forward-looking statements within the meaning of applicable securities laws (collectively, “Forward-Looking Statements”), which are based upon our current expectations, estimates, projections, assumptions and beliefs. All information that is not clearly historical in nature may constitute Forward-Looking Statements. In some cases, Forward-Looking Statements can be identified by the use of forward-looking terminology, such as “expect”, “likely”, “may”, “will”, “should”, “intend”, “anticipate”, “potential”, “proposed”, “estimate” and other similar words, expressions and phrases, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussion of strategy. Forward-Looking Statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance or other statements that are not statements of historical fact.
Forward-Looking Statements include, but are not limited to, statements with respect to:
•the uncertainties associated with the Covid-19 pandemic, including our ability, and the abilities of our joint ventures and our suppliers and distributors, to effectively deal with the restrictions, limitations and health issues presented by the Covid-19 pandemic, the ability to continue our production, distribution and sale of our products, and the use of our products by consumers;
•laws and regulations and any amendments thereto applicable to our business and the impact thereof, including uncertainty regarding the application of United States (“U.S.”) state and federal law to U.S. hemp (including CBD) products and the scope of any regulations by the U.S. Federal Drug Administration (the “FDA”), the U.S. Federal Trade Commission (the “FTC”), the U.S. Patent and Trademark Office (the “PTO”) and any state equivalent regulatory agencies over U.S. hemp (including CBD) products;
•expectations regarding the regulation of the U.S. hemp industry in the U.S., including the promulgation of regulations for the U.S. hemp industry by the U.S. Department of Agriculture (the “USDA”);
•the grant, renewal and impact of any license or supplemental license to conduct activities with cannabis or any amendments thereof;
•our international activities and joint venture interests, including required regulatory approvals and licensing, anticipated costs and timing, and expected impact;
•the ability to successfully create and launch brands and further create, launch and scale U.S. hemp-derived consumer products, including through the Redwood Acquisition (as defined herein), and cannabis products in jurisdictions where such products are legal and that we currently operate in;
•the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, including CBD and other cannabinoids;
•the anticipated benefits and impact of the Altria Investment (as defined herein);
•the potential exercise of the Altria Warrant (as defined herein), pre-emptive rights and/or top-up rights in connection with the Altria Investment, including proceeds to us that may result therefrom;
•expectations regarding the use of proceeds of equity financings, including the proceeds from the Altria Investment;
•the legalization of the use of cannabis for medical or adult-use in jurisdictions outside of Canada, the related timing and impact thereof and our intentions to participate in such markets, if and when such use is legalized;
•expectations regarding the potential success of, and the costs and benefits associated with, our joint ventures, strategic alliances and equity investments, including the strategic partnership (the “Ginkgo Strategic Partnership”) with Ginkgo Bioworks, Inc. (“Ginkgo”);
•our ability to execute on our strategy and the anticipated benefits of such strategy;
•the ongoing impact of the legalization of additional cannabis product types and forms for adult-use in Canada, including federal, provincial, territorial and municipal regulations pertaining thereto, the related timing and impact thereof and our intentions to participate in such markets;
•the future performance of our business and operations;
•our competitive advantages and business strategies;

•the competitive conditions of the industry;
•the expected growth in the number of customers using our products;
•our ability or plans to identify, develop, commercialize or expand our technology and research and development (“R&D”) initiatives in cannabinoids, or the success thereof;
•expectations regarding acquisitions and the anticipated benefits therefrom, including the Redwood Acquisition and the acquisition of certain assets from AFI (as defined herein);
•expectations regarding revenues, expenses and anticipated cash needs;
•expectations regarding cash flow, liquidity and sources of funding;
•expectations regarding capital expenditures;
•the expansion of our production and manufacturing, the costs and timing associated therewith and the receipt of applicable production and sale licenses;
•the expected growth in our growing, production and supply chain capacities;
•expectations regarding the resolution of litigation and other legal and regulatory proceedings, reviews and investigations;
•expectations with respect to future production costs;
•expectations with respect to future sales and distribution channels;
•the expected methods to be used to distribute and sell our products;
•our future product offerings;
•the anticipated future gross margins of our operations;
•accounting standards and estimates;
•our ability to timely and effectively remediate material weaknesses in our internal control over financial reporting;
•expectations regarding our distribution network; and
•expectations regarding the costs and benefits associated with our contracts and agreements with third parties, including under our third-party supply and manufacturing agreements.
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
The Forward-Looking Statements contained herein are based upon certain material assumptions that were applied in drawing a conclusion or making a forecast or projection, including: (i) our ability, and the abilities of our joint ventures and our suppliers and distributors, to effectively deal with the restrictions, limitations and health issues presented by the Covid-19 pandemic and the ability to continue our production, distribution and sale of our products; (ii) management’s perceptions of historical trends, current conditions and expected future developments; (iii) our ability to generate cash flow from operations; (iv) general economic, financial market, regulatory and political conditions in which we operate; (v) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (vi) consumer interest in our products; (vii) competition; (viii) anticipated and unanticipated costs; (ix) government regulation of our activities and products including but not limited to the areas of taxation and environmental protection; (x) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (xi) our ability to obtain qualified staff, equipment and services in a timely and cost-efficient manner; (xii) our ability to conduct operations in a safe, efficient and effective manner; (xiii) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our recent acquisitions into our existing operations; and (xiv) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.
By their nature, Forward-Looking Statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the Forward-Looking Statements in this Quarterly Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, the risk that the Covid-19 pandemic may disrupt our operations and those of our suppliers and distribution channels and negatively impact the use of our products; the risk that cost savings and any other synergies from the Altria Investment may not be fully realized or may take longer to realize than expected; disruption of production, distribution and sales as a result of the Covid-19 pandemic and any adverse effects the Covid-19 pandemic has on the use of our products; disruption from the Altria Investment making it more difficult to maintain relationships with customers, employees or suppliers; future levels of revenues; consumer demand for cannabis and U.S. hemp products; our ability to manage disruptions in credit markets or changes to our credit rating; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; the success or timing of completion of ongoing or anticipated capital or maintenance projects; business strategies, growth opportunities and expected investment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); the potential effects of judicial, regulatory or other proceedings on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the anticipated effects of actions of third parties such as competitors, activist investors or federal (including U.S. federal), state, provincial, territorial or local regulatory authorities, self-regulatory organizations, plaintiffs in litigation or persons threatening litigation; changes in regulatory requirements in relation to our business and products; and the factors discussed under Part I, Item 1A, Risk Factors, of the Annual Report and Item 1A, Risk Factors in Part II of this Quarterly Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on Forward-Looking Statements.
Forward-Looking Statements are provided for the purposes of assisting the reader in understanding our financial performance, financial position and cash flows as of and for periods ended on certain dates and to present information about management’s current expectations and plans relating to the future, and the reader is cautioned that the Forward-Looking Statements may not be appropriate for any other purpose. While we believe that the assumptions and expectations reflected in the Forward-Looking Statements are reasonable based on information currently available to management, there is no assurance that such assumptions and expectations will prove to have been correct. Forward-Looking Statements are made as of the date they are made and are based on the beliefs, estimates, expectations and opinions of management on that date. We undertake no obligation to update or revise any Forward-Looking Statements, whether as a result of new information, estimates or opinions, future events or results or otherwise or to explain any material difference between subsequent actual events and such Forward-Looking Statements. The Forward-Looking Statements contained in this Quarterly Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf are expressly qualified in their entirety by these cautionary statements.
Foreign currency exchange rates
All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of the Company’s foreign operations are translated into dollars at the exchange rate in effect as of March 31, 2020, March 31, 2019 and December 31, 2019. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The consolidated statements of net income (loss) and comprehensive income (loss) and consolidated statements of cash flows of the Company’s foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period.
The exchange rates used to translate from Canadian dollars (“C$”) to dollars is shown below:

(Exchange rates are shown as C$ per $)	As of
	March 31, 2020	December 31, 2019	March 31, 2019
Average rate	1.3437	1.3268	1.3296
Spot rate	1.4062	1.2990	1.3349

Business Overview
We are an innovative global cannabinoid company with international production and distribution across five continents. We are committed to building disruptive intellectual property by advancing cannabis research, technology and product development and are building an iconic brand portfolio. Cronos Group’s brand portfolio includes PEACE NATURALS™, a global wellness platform; two adult-use brands, COVE™ and Spinach™; and two U.S. hemp-derived consumer products brands, Lord Jones™ and PEACE+™. We report through our two primary business segments: “United States” and “Rest of World.”

Strategy
We seek to create value for shareholders by focusing on four core strategic priorities:
•growing a portfolio of iconic brands that resonate with consumers;
•developing a diversified global sales and distribution network;
•establishing an efficient global supply chain; and
•creating and monetizing disruptive intellectual property in the industries in which we operate.
Business Segments
We report through our two primary business segments: “United States” and “Rest of World.” These two segments represent the geographic regions in which the Company operates and the different product offerings within each geographic region. On September 5, 2019, as a result of our acquisition (the “Redwood Acquisition”) of four Redwood Holding Group, LLC subsidiaries (collectively, “Redwood”), the Company established the United States business segment, which includes only the results of Redwood since the date of acquisition. Redwood manufactures, markets and distributes U.S. hemp-derived supplements and cosmetic products through e-commerce, retail and hospitality partner channels in the United States under the brand Lord Jones™.
The Rest of World operating segment is involved in the cultivation, manufacture, and marketing of cannabis and cannabis-derived products for the medical and adult-use markets. In Canada, Cronos Group operates two wholly owned license holders under the Cannabis Act (Canada), Peace Naturals Project Inc. (“Peace Naturals”), which has production facilities near Stayner, Ontario, and Original BC Ltd., which has a production facility in Armstrong, British Columbia. Cronos Group has established four strategic joint ventures in Canada, Israel and Colombia. Cronos Group additionally holds approximately 31% of the issued capital of Cronos Australia Limited, which is listed on the Australian Securities Exchange under the trading symbol “CAU.” Cronos Group currently exports cannabis products to countries that permit the import of such products, such as Germany and Australia.
Recent Developments
Covid-19 Pandemic
In December 2019, an outbreak of a novel strain of coronavirus, Covid-19, was identified in Wuhan, China. Since then, Covid-19 has spread across the globe, including the U.S., Canada, and other countries in which we or our affiliates operate (including Australia, Colombia, and Israel) and has subsequently been recognized as a pandemic by the World Health Organization. The Covid-19 pandemic has resulted in a sharp contraction in many areas of the global economy and increased volatility and uncertainty in the capital markets. In response to the pandemic, the governments of many countries, states, cities, and other geographic regions have taken preventative or protective actions, including closures of certain businesses, mandatory quarantines, limits on individuals’ time outside of their homes, travel restrictions and social distancing or other preventative measures. Governments in certain countries such as the U.S., Canada, and those in Europe have responded to the acute economic and market consequences with certain monetary and fiscal policy actions.
Production and Supply Chain
The Company’s global production facilities currently remain operational as the Company’s business has been designated as “essential” in the jurisdictions in which it has production facilities. To comply with the current preventative or protective governmental actions, the Company has: (i) reduced the number of personnel working on-site at its production facilities to only the roles that are necessary to be performed on site, (ii) implemented work-from-home policies for other employees whose work can be performed off-site, and (iii) implemented other additional health and safety measures such as, among other things, enhanced hygiene and sanitation procedures, modified work schedules and social distancing protocols at its production facilities. The Company will continue to act in accordance with guidance from local, federal, and international health and governmental authorities, and is prepared to make additional operational adjustments, as necessary. Although the Company’s production facilities currently remain operational, exemptions for “essential” or “critical” businesses and workforces continue to evolve as governmental and health authorities respond to the spread of the virus and our production facilities may experience temporary closures or quarantines if governmental or health authorities make changes to such designations which would result in reduced production or suspension of production if such closures are mandated. In addition, if the Company’s employees contract the disease and test positive for Covid-19, depending on the employee’s job duties and access to facilities, this may impact the Company’s ability to keep production and manufacturing facilities open for health and safety reasons.
The impacts of certain closures of the facilities of certain of our suppliers and other vendors or these preventative and protective measures in our supply chain remain uncertain. Earlier closures at manufacturers in China have resulted in delays of deliveries of batteries and cartridges for our cannabis vaporizers and personal protective equipment such as masks and gowns used in our manufacturing facilities certified in accordance with Good Manufacturing Practices (“GMP”), from such manufacturers in China. The delay has since been ameliorated as manufacturers are beginning to reopen in China but other vendors or suppliers along our supply chain could be potentially impacted. While we currently have sufficient inventory and supply of materials to meet our current customer commitments and forecasted demand, closures or other restrictions on the conduct of business operations on our third-party manufacturers, suppliers or vendors may cause disruption in our supply chain. While the Company has not yet experienced delays in shipping, the increased global demand on shipping and transport services may cause us to experience delays in the future which could impact our ability to obtain materials or deliver our products in a timely manner. In addition, work-from-home policies for certain employees and the effects of our work-from-home policies may negatively impact productivity, disrupt access to books and records and disrupt our business. Even if our production facilities continue to remain open, mandatory or voluntary self-quarantines and travel restrictions may limit our employees’ ability to get to our facilities, and this, together with impacts on our supply chain and the uncertainty produced by the rapidly evolving nature of the Covid-19 pandemic, may result in reduced or suspended production.
Customers
Retailers in the U.S. and Canada that have been deemed to be “non-essential” have been required to close and even retailers that have been designated as “essential” have curtailed their operations (such as reduced opening hours, reduced staff and reduced traffic in stores) due to the implementation of health and safety measures. The slowdown or disruption faced by retailers, in addition to quarantine measures and travel restrictions, impacts the ability of our customers to be able to access our products. These designations and restrictions are mandated, and differ from, each state or province and continue to change and evolve, which creates uncertainty in forecasting customer demand and sales velocity. In the U.S., while online sales have continued, certain beauty and other retailers have temporarily closed physical boutiques. In Canada, certain provinces (such as Ontario and New Brunswick) have mandated curbside click and collect and online sales only while certain other provinces (such as Quebec and Nova Scotia) have mandated reduced store opening hours. Retailers in the other provinces have implemented a combination of such measures from closing stores, offering curbside delivery and online sales only, reduced store opening hours and reduced number of customers in stores in light of social distancing measures. Provincial purchasers have also similarly, among other things, reduced staff on-site leading to a decrease in delivery time slots for producers to deliver products or reduced frequency or size of their purchase orders. In addition, we expect that the expansion of retail stores in various provinces in Canada will be delayed or slowed down in the current circumstances. We anticipate that as a result of these measures, demand from retailers and purchasers will be negatively impacted in the next quarter’s results and that the uncertainty created by these measures on forecasting customer demand and sales will continue as long as such measures are in place. Demand for our products could also be negatively impacted should the effects of Covid-19 lead to changes in consumer behavior, including as a result of a potential decline in the level of demand for vaporizer products or in discretionary spending as result of a general economic slowdown. During the three months ended March 31, 2020, there was no material impact on the Company’s revenue as a result of the effects Covid-19. Similarly, there was no material increase in the CECL as of March 31, 2020 in connection with Covid-19. However, management does not take these as indicators of the future impact on the operations of the Company.
Macroeconomic Impacts
The impacts of these current restrictions and measures on certain strategic projects continue to be uncertain. Existing research and development initiatives continue to proceed and other facility design and expansion projects are currently expected to proceed as planned. However, exemptions for “essential” or “critical” businesses and workforces continue to evolve as governmental and health authorities respond to the spread of the virus and changes to such designations may result in delays or suspensions if authorities require such activities to be suspended.
In addition, a recession or market correction resulting from the spread of Covid-19 would likely materially affect our business and the value of our common shares. Collectively, effects of the Covid-19 pandemic have adversely affected our results of operations and, if the effects continue unabated, could continue to do so as long as these measures to combat the Covid-19 pandemic stay in effect. At this time, neither the duration nor scope of the disruption can be predicted, therefore, the ultimate impact to our business cannot be reasonably estimated but such impact could materially adversely affect our business and financial results.
Liquidity and Capital Resource Impact
Despite the uncertainty and impacts of Covid-19 on our business, we believe that our significant cash on hand and short-term investments will be adequate to meet our liquidity and capital requirements for at least the next twelve months. The impact of decreased interest rates may have an impact on the Company’s ability to generate interest income in the short-term but we do not expect any such impact to have a material impact on the liquidity of the Company.

Brand Portfolio
During the quarter, we continued to roll-out cannabis vaporizer devices for the Canadian adult-use market under the COVE™ and Spinach™ brands. In addition, in March 2020 the Company launched PEACE NATURALS™ branded cannabis vaporizer devices for the direct-to-consumer market in Canada.
During the quarter, the Lord Jones™ brand continued to launch innovative products with the introduction of Lord Jones™ Acid Mantle Repair CBD Moisturizer to the U.S. market. The Acid Mantle Repair Moisturizer is a soothing facial moisturizer specifically formulated to help maintain the skin’s acid mantle and rebalance the appearance of stressed skin. The new product is currently being sold at Sephora, Beautylish, C.O. Bigelow and online through the Lord Jones™ website directly.
Global Sales and Distribution
In April 2020, we completed our first export of bulk dried flower to Cronos Israel in order to sell PEACE NATURALS™ branded cannabis products for distribution in the Israeli medical market. Cronos Israel will begin to build its distribution network and brand presence in this rapidly growing medical market.
Global Supply Chain
During the quarter, Natuera, our contract manufacturing joint venture in Latin America, a fully licensed operation in Colombia for hemp- and cannabis-derived bulk, consumer, and medicinal cannabinoid products, achieved significant operational milestones. Natuera, completed construction of its state-of-the-art, GMP-standard extraction facility. In addition, Natuera gained preferential access to four cultivars registered with the Colombian Agricultural Institute and planting of one of the hemp strains took place in mid-February, with its first harvest taking place at the end of April.
With its extraction and processing facility also coming online, Natuera’s R&D department has developed its first commercially available, hemp-derived CBD distillate, which was granted a non-control ruling by Colombia’s Narcotics Control Board, streamlining an efficient process for export. Natuera successfully completed its first test export to the United States in early March 2020. Natuera is focused on accessing new markets and product expansion, including developing additional bulk offerings of hemp-derived CBD distillate and water-soluble hemp-derived CBD solutions.
The Cronos Israel facility continues to move closer to operational readiness and is expected to become a growth driver for the Company in the back half of 2020 and onward. The Company has received the necessary regulatory approvals to produce, manufacture and sell dried cannabis flower products and is awaiting approvals for pre-rolls and oil products, which are expected to be received throughout 2020.
Intellectual Property Initiatives
In April 2020, Cronos Israel entered into a collaboration agreement with Cannasoul Analytics Ltd. (“Cannasoul”), a cannabis research company dedicated to developing scientific intellectual property, medical products, and technologies, to develop a commercial cannabis analytical testing laboratory onsite at Cronos Israel.
Led by established cannabis researcher, Professor Dedi Meiri from the Technion Israel Institute of Technology, Cannasoul intends to operate the laboratory and conduct in-house commercial analytical testing for Cronos Israel and third party clients. It is anticipated that the laboratory, once operational, will address the current need in the Israeli market for accurate, end-to-end cannabis analytical testing for purposes of domestic sale and export to certain international markets.
In the first quarter of 2020, Cronos Fermentation received an R&D license from Health Canada and received initial cannabinoid producing strains from Ginkgo Bioworks. Subsequent to the quarter end, Cronos Fermentation successfully fermented one of our target cannabinoids, CBGA, using the cannabinoid strains in our Winnipeg R&D labs. Cronos Fermentation will continue using these strains to optimize downstream processing and scale up procedures in advance of receiving the final strains and commercial processing license, both of which are required for commercialization.

Consolidated Results of Operations: Q1 2020 compared with Q1 2019
Summary of financial results – consolidated

(In thousands of U.S. dollars)	For the three months ended March 31,		Change
	2020	2019	$	%
Net revenue	$8,432	$3,004	$5,428	181%

Gross profit (loss)	(6,476)	1,555	(8,031)	(516)%
Gross margin	(77)%	52%	—	(129)%

Reported operating loss	$(45,060)	$(10,126)	$(34,934)	345%
Adjusted operating loss (i)	(40,653)	(10,126)	(30,527)	301%
(i) See “Non-GAAP Measures” for information related to Non-GAAP Measures.
Net revenue – consolidated

(In thousands of U.S. dollars)	For the three months ended March 31,		Change
	2020	2019	$	%
Net revenue, before excise taxes (i)	$9,344	$3,391	$5,953	176%
Excise taxes	(912)	(387)	(525)	136%
Net revenue	8,432	3,004	5,428	181%
(i) Net revenue, before excise taxes, is calculated net of sales returns and discounts as described under Note 4 to our condensed consolidated financial statements.
For the first quarter of 2020 (“Q1 2020”), we reported net revenue of $8.4 million, representing an increase of $5.4 million from the first quarter of 2019 (“Q1 2019”). This change was primarily due to:
•An increase in the volume of products sold in the Rest of World segment from Q1 2019, primarily driven by the continued growth of the adult-use market in Canada.
•Sales resulting from the launch of cannabis vaporizer devices to the Canadian adult-use market.
•The Redwood Acquisition in the third quarter of 2019, which resulted in an increase in net revenue of $2.2 million in Q1 2020, driven by the distribution of Lord JonesTM branded products through online sales and an increased retail channel footprint.
Cost of sales and gross profit (loss) - consolidated

(In thousands of U.S. dollars)	For the three months ended March 31,		Change
	2020	2019	$	%
Cost of sales	$6,946	$1,449	$5,497	379%
Inventory write-down	7,962	—	7,962	N/A

Gross profit (loss)	(6,476)	1,555	(8,031)	(516)%
Gross margin	(77)%	52%	—	(129)	pp

For Q1 2020, we reported gross profit (loss) of $(6.5) million, representing a decrease of $8.0 million from Q1 2019. This change was primarily due to:
•An inventory write-down of $8.0 million on dried cannabis and cannabis extracts, primarily driven by fixed-price supply contracts negotiated prior to cannabis product price compression due to broader trends of oversupply in the Canadian market and the impact of the Company's operational repurposing of the Peace Naturals Campus. If not for the inventory write-down, our gross margin would have been $1.5 million, representing a gross margin of 18%.
•An increase in cost of sales from Q1 2019, primarily driven by a higher volume of sales and increased marginal production costs at the Peace Naturals Campus as we continue working towards operating at full capacity after the repurposing in the fourth quarter of 2019.
•The offsetting impact of the Redwood Acquisition in the third quarter of 2019, which resulted in an increase in cost of sales of $1.1 million and an increase in gross profit by $1.1 million.

Operating loss – consolidated

(In thousands of U.S. dollars)	For the three months ended March 31,		Change
	2020	2019	$	%
Sales and marketing	$7,112	$1,128	$5,984	530%
Research and development	4,590	1,171	3,419	292%
General and administrative	23,759	7,293	16,466	226%
Share-based payments	2,436	1,771	665	38%
Depreciation and amortization	687	318	369	116%
Operating expenses	38,584	11,681	26,903	230%

Reported operating loss	(45,060)	(10,126)	(34,934)	345%
Adjusted operating loss (i)	(40,653)	(10,126)	(30,527)	301%
(i) See “Non-GAAP Measures” for information related to Non-GAAP Measures.
For Q1 2020, we reported an operating loss of $45.1 million, representing an increase of $34.9 million from Q1 2019. This change was primarily due to:
•A decrease in gross profit (loss) from Q1 2019, as described above.
•An increase in general and administrative costs from Q1 2019, driven primarily by an increase in salaries and wages as a result of increased headcount in order to support our growth strategy, internal review costs of $4.4 million related to the restatement of our 2019 interim financial statements and a $3.4 million increase in professional and consulting fees.
•An increase in sales and marketing costs, primarily related to building and developing our brands as well as the costs related to the introduction of several new U.S. hemp-derived CBD products under the Lord Jones™ brand.
•An increase in research and development costs of $3.4 million primarily related to the Ginkgo Strategic Partnership, increased spending on vaporizer innovation at the Cronos Device Labs research and development center and activities at Cronos Fermentation.
•The Redwood Acquisition in the third quarter of 2019, which resulted in an increase in operating loss of $6.5 million in Q1 2020, driven by increased investments in sales and marketing and general and administrative expenses.
Results of Operations by Business Segment: Q1 2020 compared with Q1 2019
Summary of financial results – Rest of World

(In thousands of U.S. dollars)	For the three months ended March 31,		Change
	2020	2019	$	%
Net revenue	$6,256	$3,004	$3,252	108%

Gross profit (loss)	(7,558)	1,555	(9,113)	(586)%
Gross margin	(121)%	52%	N/A	(173)	pp

Reported and adjusted operating loss (i)	$(31,867)	$(10,126)	$(21,741)	215%
(i) See “Non-GAAP Measures” for information related to Non-GAAP Measures.
Net revenue – Rest of World

(In thousands of U.S. dollars)	For the three months ended March 31,		Change
	2020	2019	$	%
Cannabis flower	$2,741	$1,825	$916	50%
Cannabis extracts	3,400	1,103	2,297	208%
Other	115	76	39	51%
Net revenue	6,256	3,004	3,252	108%

For Q1 2020, we reported net revenue of $6.3 million, representing an increase of $3.3 million from Q1 2019. This change was primarily due to:
•An increase in the volume of products sold from Q1 2019, primarily driven by the continued growth of the adult-use market in Canada.
•Sales as a result of the launch of cannabis vaporizer devices to the Canadian adult-use market.
•A partially offsetting decrease in the price of our products sold from Q1 2019, primarily driven by the continued downward pressure in Canadian market prices of cannabis flower and cannabis extracts caused by broader trends of oversupply in the Canadian market.
Cost of sales and gross profit (loss) – Rest of World

(In thousands of U.S. dollars)	For the three months ended March 31,		Change
	2020	2019	$	%
Cost of sales	$5,852	$1,449	$4,403	304%
Inventory write-down	7,962	—	7,962	N/A

Gross profit (loss)	(7,558)	1,555	(9,113)	(586)%
Gross margin	(121)%	52%	N/A	(173)	pp

For Q1 2020, we reported gross profit (loss) of $(7.6) million, representing a decrease of $9.1 million from Q1 2019. This change was primarily due to:
•An inventory write-down of $8.0 million on dried cannabis and cannabis extracts, primarily driven by fixed-price supply contracts negotiated prior to cannabis product price compression due to broader trends of oversupply in the Canadian market and the impact of the Company's operational repurposing of the Peace Naturals Campus. If not for the inventory write-down, our segment gross profit would have been $0.4 million, representing a gross margin of 6%.
•An increase in cost of sales from Q1 2019, primarily driven by a higher volume of sales and increased marginal production costs at the Peace Naturals Campus as we continue towards operating at full capacity after the repurposing efforts in the fourth quarter of 2019.
Operating loss – Rest of World

(In thousands of U.S. dollars)	For the three months ended March 31,		Change
	2020	2019	$	%
Reported and adjusted operating loss (i)	$(31,867)	$(10,126)	$(21,741)	215%
(i) See “Non-GAAP Measures” for information related to Non-GAAP Measures.
For Q1 2020, we reported an operating loss of $31.9 million, representing an increase of $21.7 million from Q1 2020. This change was primarily due to:
•A decrease in gross profit (loss) from Q1 2019, as described above.
•An increase in general and administrative costs driven by an increase in salaries and wages as a result of increased headcount in order to support our growth strategy.
•An increase in sales and marketing costs primarily related to building and developing our brands and products for the first full year of sales into the Canadian adult-use market.
•An increase in research and development costs primarily related to the Ginkgo Strategic Partnership, increased spending at the Cronos Device Labs research and development center and activities at Cronos Fermentation.

Summary of financial results – United States

(In thousands of U.S. dollars)	For the three months ended March 31,		Change
	2020	2019	$	%
Net revenue	$2,176	—	N/A	N/A

Gross profit	1,082	—	N/A	N/A
Gross margin	50%	—	N/A	N/A

Reported and adjusted operating loss (i)	$(6,523)	—	N/A	N/A
(i) See “Non-GAAP Measures” for information related to Non-GAAP Measures.
Net revenue – United States

(In thousands of U.S. dollars)	For the three months ended March 31,		Change
	2020	2019	$	%
Net revenue	$2,176	—	N/A	N/A
The US segment reported net revenue of $2.2 million. This activity was due to the Redwood acquisition in the third quarter of 2019.
Cost of sales and gross profit – United States

(In thousands of U.S. dollars)	For the three months ended March 31,		Change
	2020	2019	$	%
Cost of sales	$1,094	—	N/A	N/A

Gross profit	$1,082	—	N/A	N/A
Gross margin	50%	—	N/A	N/A
The US segment reported gross profit of $1.1 million, and gross profit margin of 50%. These results were due to the Redwood acquisition in the third quarter of 2019.
Operating loss – United States

(In thousands of U.S. dollars)	For the three months ended March 31,		Change
	2020	2019	$	%
Reported and adjusted operating loss (i)	$(6,523)	—	N/A	N/A
(i) See “Non-GAAP Measures” for information related to Non-GAAP Measures.
The US segment reported operating loss of $6.5 million. These results were primarily due to:
•The gross margin from Q1 2019, as described above.
•Sales and marketing costs incurred in relation to the introduction of several new U.S. hemp-derived CBD products under the Lord Jones™ brand.
•General and administration costs driven by salaries and wages costs of $1.6 million, incurred in order to support our growth strategy across a variety of functions.

Non-GAAP Measures
Cronos Group reports its financial results in accordance with Generally Accepted Accounting Principles in the United States (“US GAAP”). This Quarterly Report refers to measures not recognized under US GAAP (“non-GAAP measures”). These non-GAAP measures do not have a standardized meaning prescribed by GAAP and are therefore unlikely to be comparable to similar measures presented by other companies. Rather, these non-GAAP measures are provided as a supplement to corresponding GAAP measures to provide additional information regarding our results of operations from management’s perspective. Accordingly, non-GAAP measures should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. All non-GAAP measures presented in this Quarterly Report are reconciled to their closest reported GAAP measure. Reconciliations of historical adjusted financial measures to corresponding GAAP measures are provided below.
Adjusted operating loss
Management reviews operating loss on an adjusted basis, which excludes certain income and expense items that management believes are not part of underlying operations. These items typically include non-recurring charges such as our internal review costs related to the restatement of our 2019 interim financial statements. Management does not view either of these items to be part of underlying results as they may be highly variable, may be unusual or infrequent, are difficult to predict or can distort underlying business trends and results.
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

(In thousands of U.S. dollars)	For the three months ended March 31,
	2020	2019
Reported operating loss	(45,060)	(10,126)
Adjustments
Internal review costs related to restatement of 2019 interim financial statements	4,407	—
Adjusted operating loss	(40,653)	(10,126)
Adjusted operating loss by business segment
Management reviews operating loss by business segment, which excludes corporate expenses, and adjusted operating loss by business segment, which further excludes certain income and expense items that management believes are not part of the underlying segment’s operations. Corporate expenses are expenses that relate to the consolidated business and not to an individual operating segment while the income and expense items typically include non-recurring charges such as our internal review costs related to the restatement of our 2019 interim financial statements. Management does not view the income and expense items above to be part of underlying results of the segment as they may be highly variable, may be unusual or infrequent, are difficult to predict and can distort underlying business trends and results.
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

(In thousands of U.S. dollars)	For the three months ended March 31, 2020
	US	Rest of World	Total Segments	Corporate Expenses	Total
Reported operating loss	(6,523)	(31,867)	(38,390)	(6,670)	(45,060)
Adjustments
Internal review costs related to restatement of 2019 interim financial statements	—	—	—	4,407	4,407
Adjusted operating loss	(6,523)	(31,867)	(38,390)	(2,263)	(40,653)

Liquidity and capital resources
As of March 31, 2020, we had $1,128 million in cash and cash equivalents and $206 million in short-term investments which comprises the majority of our cash position. We believe that our existing cash and cash equivalents and our short-term investments will be sufficient to fund our business operations and capital expenditures over the next twelve months.
Summary of cash flows

(In thousands of U.S. dollars)	For the three months ended March 31,
	2020	2019
Cash provided/(used) in operating activities	$(38,898)	$(13,838)
Cash provided/(used) in investing activities	59,086	(4,183)
Cash provided/(used) by financing activities	(448)	1,791,204
Effect of foreign currency translation on cash and cash equivalents	(91,037)	14,421
Net change in cash	(71,297)	1,787,604
Q1 2020 cash flows vs Q1 2019 cash flows
Operating activities. During Q1 2020, we used $38.9 million of cash in operating activities as compared to cash used of $13.8 million in Q1 2019, representing an increase in cash used of $25.1 million. This change is primarily driven by an increase of $26.9 million in operating expenses from Q1 2019.
Investing activities. During Q1 2020, we generated $59.1 million of cash through investing activities, as compared to $4.2 million of cash used in investing activities in Q1 2019, representing an increase of $63.3 million in cash provided. This change is primarily driven by proceeds from the disposal of short-term investments of $206.8 million (Q1 2019 – $nil) offset by further purchases of short term investments of $126.5 million (Q1 2019 – $nil) and loan advances of $14.5 million (Q1 2019 – $nil) primarily related to an increase in the GrowCo credit facility.
Financing activities. During Q1 2020, cash used by financing activities was $0.4 million, as compared to $1,791.2 million of cash provided by financing activities in Q1 2019, representing a decrease of $1,791.7 million in cash provided. This change is primarily driven by proceeds from the strategic investment from Altria of $1,810.4 million and the repayment of the construction loan payable of $16.0 million in Q1 2019, which were not present in Q1 2020.
Critical Accounting Policies and Estimates
The Company’s critical accounting policies and estimates are discussed in the Annual Report on Form 10-K/A for the year ended December 31, 2019. There have no material changes to these critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on our cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those which possess a short-term to maturity. A 10% change in the interest rate in effect on March 31, 2020 and December 31, 2019, would not have a material effect on (i) fair value of our cash equivalents and short-term investments as the majority of the portfolio has a maturity date of three months or less, or (ii) interest income as interest income is not a significant component of our quarterly earnings and cash flow. Management continues to monitor external interest rates and revise the Company’s investment strategy as a result.
Foreign currency risk
Our consolidated financial statements included in Part I, Item 1 of this Quarterly Report are expressed in U.S. dollars, in addition we have net assets, liabilities and revenues denominated in other foreign currencies, including Canadian dollars and Israeli new shekels. As a result, we are exposed to foreign currency translation gains and losses. Revenue and expenses of all foreign operations are translated into U.S. dollars at the foreign currency exchange rates that approximate the rates in effect at the dates when such items are recognized. Appreciating foreign currencies relative to the U.S. dollar will adversely impact operating income and net earnings, while depreciating foreign currencies relative to the U.S. dollar will have a positive impact.
A 10% change in the exchange rates for the Canadian dollar would affect the carrying value of net assets by approximately $171.5 million as of March 31, 2020. The same change to exchange rates for the Canadian dollar as of December 31, 2019 would affect the carrying value of net assets by approximately $174.9 million. The corresponding impact would be recorded in accumulated other comprehensive income. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.
Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2020. Based on that evaluation, management has concluded that, as of March 31, 2020, due to the existence of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Material Weaknesses in Internal Controls Over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2019, we have identified the following material weaknesses in the following areas:
•Risk Assessment: The Company did not appropriately design controls to monitor and respond to changes in our business in relation to our transactions in the wholesale market.
•Segregation of Duties: The Company did not maintain adequately designed controls on segregation of purchase and sale responsibilities to ensure accurate recognition of revenue in accordance with GAAP.
•Non-Routine Transactions: The Company’s controls were not effective to ensure that non-routine transactions, including deviations from contractually established sales terms, were authorized, communicated, identified and evaluated for their potential effect on revenue recognition.

These deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.
Remediation Plan and Status
Our management, with oversight from the Audit Committee of the Board of Directors, has initiated a plan to remediate the material weaknesses, previously disclosed in the Annual Report on Form 10-K/A for the period ended December 31, 2019. Subsequent to the end of the first quarter of 2020, the Company completed its update of its delegation of authority policy. We are working diligently to phase in our remediation efforts over the course of 2020. While the non-routine transactions controls and procedures described below are in the process of being implemented, there were no non-routine transactions in the three months ended March 31, 2020. The update to the Company’s sub-certification process was implemented and documented subsequent to the first quarter of 2020.
The plan and progress to date is described below:

Material Weakness	Control, Control Enhancement or Mitigant	Status	Tested	Remediated
Risk Assessment	•Enhance quarterly review of risk assessment model and risk control matrices	Implemented
	•Establish a risk committee which reviews the risk assessment for changes in the business on a quarterly basis	Implemented
Segregation of Duties	•Enhance Delegation of Authority matrix to further limit groups that may authorize sales or purchases of inventory	Implemented
•Establish review process and internal database to identify entities that are both vendors and customers of the Company
•Create and implement revenue recognition training
Non-Routine Transactions	•Create and implement a Non-Routine Transactions Policy to include:
◦Definition of Non-Routine Transactions
◦Accounting memorandum completion
◦CEO/CFO approval
•Formalization of business cases for all non-routine business to business unbranded sales and purchases to be reviewed on a quarterly basis to ensure alignment with the objectives of the business
	•Expand the Sub-certification process to additional members of management to ensure that non routine transactions are identified	Implemented
We have begun, and expect to continue, implementing the various changes in our internal control over financial reporting to remediate the material weaknesses described above, with the goal to have implemented and tested the control improvements related to these material weaknesses by the end of the third quarter of 2020. We will also continue to review, optimize, and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address the material weaknesses or we may modify certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
(b)Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the quarter ended March 31, 2020, other than the measures described to remediate our material weaknesses, as described above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1: Legal Proceedings.
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

U.S. Securities Class Action Complaints
On March 11 and 12, 2020, two alleged shareholders of the Company separately filed two putative class action complaints in the U.S. District Court for the Eastern District of New York against the Company and its Chief Executive Officer and Chief Financial Officer alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The complaints generally allege that certain of the Company’s prior public statements about revenues and internal controls were incorrect based on the Company’s March 2, 2020, disclosure that the Audit Committee of its Board of Directors was conducting a review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel. The complaints do not quantify a damage request. Defendants have not yet responded to the complaints.

Regulatory Reviews Relating to Restatements
The Company has been responding to requests for information from various regulatory authorities relating to its previously disclosed restatement of its financial statements for the first three quarters of 2019. The Company is responding to all such requests for information and cooperating with all regulatory authorities. The Company cannot predict the outcome of any such regulatory review or investigation and it is possible that one or more formal investigations or proceedings may be commenced against the Company and its current and former officers and directors in connection with these regulatory reviews.
U.S. Hemp Business
A number of claims, including purported class actions, have been brought in the U.S. against companies engaged in the U.S. hemp business alleging, among other things, violations of state consumer protection, health and advertising laws. On April 8, 2020, a putative class action complaint was filed in the U.S. District Court for the Central District of California against Redwood, alleging violations of California’s Unfair Competition Law, False Advertising Law, Consumers Legal Remedies Act, breaches of the California Commercial Code for breach of express warranties and implied warranty of merchantability with respect to Redwood’s marketing and sale of U.S. hemp products. The complaint does not quantify a damage request. On April 14, 2020, the class action complaint was dismissed for certain pleading deficiencies and the plaintiff was granted leave until April 24, 2020 to amend the complaint to establish federal subject matter jurisdiction. As of the date of this Quarterly Report, the plaintiff has not refiled the complaint and the complaint has been dismissed without prejudice.
We expect litigation and regulatory proceedings in these areas to increase.
Item 1A. Risk Factors.
An investment in us involves a number of risks. A detailed discussion of our risk factors appears in Part I, Item 1A. Risk Factors of the Annual Report. Any of the matters highlighted in the risk factors described in the Annual Report and the risk factors below could adversely affect our business, results of operations and financial condition, causing an investor to lose all, or part of, its, his or her investment. The risks and uncertainties described in the Annual Report and below are those we currently believe to be material, but they are not the only ones we face. If any of the risks described in the Annual Report, the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows and consequently the price of our securities could be materially and adversely affected.

Our business and results of operations have been adversely affected and will likely continue to be materially adversely impacted by the coronavirus pandemic (Covid-19).
The Covid-19 pandemic has severely restricted the level of economic activity around the world and in all countries in which we or our affiliates operate (including the U.S., Canada, Australia, Colombia, and Israel). In response to the Covid-19 pandemic the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes.

Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. The duration and ultimate impact of the Covid-19 pandemic, including the extent to which the virus may re-emerge following the current outbreak, are highly uncertain.
The effect of the Covid-19 pandemic could include closures of our facilities or the facilities of our suppliers and other vendors in our supply chain and other preventive and protective measures in our supply chain. For example, as a result of the Covid-19 pandemic, earlier closures of manufacturers in China resulted in delays of deliveries of batteries and cartridges for our cannabis vaporizers and personal protective equipment, such as masks and gowns used in our GMP manufacturing processes, from such manufacturers in China. If the pandemic persists, closures or other restrictions on the conduct of business operations of our third-party manufacturers, suppliers or vendors could disrupt our supply chain. While the Company has not yet experienced delays in shipping, the increased global demand on shipping and transport services may cause us to experience delays in the future which could impact our ability to obtain materials or deliver our products in a timely manner. These factors could otherwise disrupt our operations and could have an adverse effect on our business, financial condition and results of operations. In various provinces in Canada, cannabis retailers have been restricted to conducting sales via curbside pickup and online delivery or are reducing opening hours, staff onsite and reducing the number of customers allowed in-store for cannabis retailers that continue to be open. Further, retailers of our products in the U.S. and Canada have in some cases been determined to be, and may in other cases be deemed in the future, nonessential and be required to close or choose to suspend or significantly curtail their operations due to health and safety concerns for their employees. Even if our production facilities remain open, mandatory or voluntary self-quarantines and travel restrictions may limit our employees’ ability to get to our facilities, and this, together with impacts on our supply chain and the uncertainty produced by the rapidly evolving nature of the Covid-19 pandemic, may result in reduced or suspended production. Those type of restrictions could also impact the abilities of customers in the U.S. or certain Canadian provinces to continue to have access to our products. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur could impact personnel at third-party manufacturing facilities in the U.S. and Canada and other countries, or the availability or cost of materials, which would disrupt our supply chain, in particular in relation to our supply of masks, gowns and other protective equipment used at our GMP facilities due to the global shortage of such protective equipment and materials. Additionally, delays in shipping may impact our ability to obtain materials and deliver our products in a timely manner. As a result of Covid-19, we have implemented work-from-home policies for certain employees and the effects of our work-from-home policies may negatively impact productivity, disrupt access to books and records, increase cybersecurity risks and disrupt our business. In addition, the effects of the Covid-19 pandemic may delay our R&D programs and our ability to execute on certain of our strategic plans involving construction. While the effects of the Covid-19 pandemic did not have a material effect on sales in the first quarter of 2020, we expect effects of the Covid-19 pandemic will adversely affect our results so long as these measures to combat the Covid-19 pandemic stay in effect.
The global impact of the Covid-19 pandemic continues to evolve rapidly, and the extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others. Even after the Covid-19 pandemic subsides, our businesses could also be negatively impacted should the effects of the Covid-19 pandemic lead to changes in consumer behavior, including as a result of a decline in the level of vaping in light of certain recent published articles and studies on the potential increased susceptibility of individuals who smoke or vaporize e-cigarettes or cannabis to Covid-19 or in discretionary spending. In addition, a severe or prolonged recession resulting from the Covid-19 pandemic would likely materially affect our business and the value of our common shares.

We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses, or if we experience additional material weaknesses in the future, our business may be harmed.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and for evaluating and reporting on the effectiveness of our system of internal control. Effective internal controls are necessary for us to provide timely, reliable and accurate financial reports, identify and proactively correct any deficiencies, material weaknesses or fraud and meet our reporting obligations. As disclosed in Part I, Item 4, we have commenced remediation efforts to improve our internal control over financial reporting. Remediation efforts place a significant burden on management and add increased pressure on our financial reporting resources and processes. If we are unable to successfully remediate our existing material weaknesses, or any additional material weaknesses in our internal control over financial reporting are identified, in a timely manner, the accuracy of our financial reporting and our ability to timely file with the SEC may be adversely impacted. In addition, if our remedial efforts are insufficient, or if additional material weaknesses or significant deficiencies in our internal controls occur in the future, we could be required to further restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weaknesses or deficiencies, subject us to regulatory investigations and penalties, harm our reputation, cause a decline in investor confidence or otherwise cause a decline in our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits
The exhibits listed in the Exhibit Index immediately below are filed as part of this Quarterly Report, which Exhibit Index is corporate by reference herein.

Exhibit Number	Exhibit Index
3.1
Certificate of Incorporation and Articles of Amendment of Cronos Group Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Cronos Group Inc., filed July 11, 2018).

3.2	By-law No. 5 of Cronos Group Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of Cronos Group Inc. filed on July 11, 2018).
10.22†
Termination and Release Agreement, by and among Cronos Group Inc. and David Hsu, dated as of November 15, 2019 (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Cronos Group Inc., filed March 2, 2020).

10.23†
Termination and Release Agreement, by and among Cronos Group Inc. and William Lawrence Hilson, dated as of November 15, 2019 (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Cronos Group Inc., filed March 2, 2020).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRONOS GROUP INC.

	By:	/s/ Michael Gorenstein
Michael Gorenstein President and Chief Executive Officer
Date: May 8, 2020