Form 10-Q
period 2020-06-30
Cronos Group Inc.
filed 2020-08-06
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
Form 10-Q
_______________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission File No. 001-38403
__________________________
CRONOS GROUP INC.
(Exact name of registrant as specified in its charter)
__________________________

British Columbia, Canada	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

111 Peter St. Suite 300
Toronto, Ontario	M5V 2G9
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2020, there were 349,886,402 common shares of the registrant issued and outstanding.

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
All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars; all references to “C$” are to Canadian dollars; all references to “A$” are to Australian dollars and all references to “ILS” are to Israeli New Shekels.

PART I FINANCIAL INFORMATION

Item 1. Financial statements (Unaudited)

Cronos Group Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2020 and December 31, 2019
(In thousands of U.S. dollars, except share amounts, unaudited)

	As of
	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$1,109,700	$1,199,693
Short-term investments	213,614	306,347
Accounts receivable(1)	3,477	4,638
Other receivables	9,568	7,232
Current portion of loans receivable	4,458	4,664
Prepaids and other assets	7,827	9,395
Inventory	53,216	38,043
Total current assets	1,401,860	1,570,012
Investments in equity accounted investees	933	557
Advances to joint ventures	18,598	19,437
Loan receivable, net	65,371	44,967
Property, plant and equipment	164,290	161,809
Right-of-use assets	10,100	6,546
Intangible assets	69,399	72,320
Goodwill	179,736	214,794
Total assets	$1,910,287	$2,090,442

Liabilities
Current liabilities
Accounts payable and other liabilities	$28,316	$35,301
Current portion of lease obligation	1,206	427
Derivative liabilities	205,714	297,160
Total current liabilities	235,236	332,888
Due to non-controlling interests	3,048	1,844
Lease obligation	8,958	6,680
Total liabilities	$247,242	$341,412
Commitments and contingencies(2)

Shareholders’ equity
Share capital(3,4)	$565,211	$561,165
Additional paid-in capital	27,046	23,234
Retained earnings	1,106,709	1,137,646
Accumulated other comprehensive income (loss)	(33,970)	27,838
Total equity attributable to shareholders of Cronos Group	1,664,996	1,749,883
Non-controlling interests	(1,951)	(853)
Total shareholders’ equity	1,663,045	1,749,030
Total liabilities and shareholders’ equity	$1,910,287	$2,090,442
(1) Net of current expected credit loss allowance of $80 as of June 30, 2020 (December 31, 2019 – $136)
(2) Refer to Note 19 and Note 20 in the notes to condensed consolidated financial statements.
(3) Authorized for issuance as of June 30, 2020: unlimited (December 31, 2019 – unlimited).
(4) Shares issued as of June 30, 2020: 349,886,402 (as of December 31, 2019: 348,817,472)

See notes to condensed consolidated financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)
For the three and six months ended June 30, 2020 and 2019
(In thousands of U.S dollars, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net revenue, before excise taxes	$11,432	$8,064	$20,776	$11,455
Excise taxes	(1,549)	(411)	(2,461)	(798)
Net revenue	9,883	7,653	18,315	10,657
Cost of sales	9,774	3,560	16,720	5,009
Inventory write-down	3,062	—	11,024	—
Gross profit (loss)	(2,953)	4,093	(9,429)	5,648
Operating expenses
Sales and marketing	6,504	4,005	13,616	5,133
Research and development (“R&D”)	3,631	2,300	8,221	3,471
General and administrative	18,437	11,488	42,196	18,781
Share-based payments	2,546	2,647	4,982	4,418
Depreciation and amortization	684	408	1,371	726
Total operating expenses	31,802	20,848	70,386	32,529
Operating loss	(34,755)	(16,755)	(79,815)	(26,881)
Other income (expense)
Interest income, net	3,734	9,442	11,485	11,528
Share of loss from investments in equity accounted investees	(794)	(741)	(1,966)	(939)
Gain (loss) on revaluation of derivative liabilities	(35,880)	197,310	77,488	525,526
Impairment loss on goodwill and intangible assets	(40,000)	—	(40,000)	—
Financing and transaction costs	—	(3,368)	—	(25,601)
Other income (loss)	(8)	—	786	16,243
Total other income (loss)	(72,948)	202,643	47,793	526,757
Income (loss) before income taxes	(107,703)	185,888	(32,022)	499,876
Income tax expense	—	—	—	—
Net income (loss)	$(107,703)	$185,888	$(32,022)	$499,876
Net income (loss) attributable to:
Cronos Group	$(106,977)	$185,999	$(30,937)	$500,090
Non-controlling interests	(726)	(111)	(1,085)	(214)
	$(107,703)	$185,888	$(32,022)	$499,876
Other comprehensive income (loss)
Foreign exchange gain (loss) on translation	$51,871	$17,947	$(61,821)	$21,845
Total other comprehensive income (loss)	51,871	17,947	(61,821)	21,845
Comprehensive income (loss)	$(55,832)	$203,835	$(93,843)	$521,721
Comprehensive income (loss) attributable to:
Cronos Group	$(55,070)	$203,947	$(92,745)	$521,932
Non-controlling interests	(762)	(112)	(1,098)	(211)
	$(55,832)	$203,835	$(93,843)	$521,721
Net income (loss) per share
Basic	$(0.31)	$0.56	$(0.09)	$1.57
Diluted	$(0.31)	$0.16	$(0.09)	$0.41
Weighted average number of outstanding shares
Basic	349,075,408	334,665,873	348,946,439	317,940,749
Diluted(1)	349,075,408	374,676,595	348,946,439	364,872,093
(1) In computing diluted earnings per share, incremental common shares are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive.
See notes to condensed consolidated financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit)
For the three months ended June 30, 2020 and 2019
(In thousands of U.S. dollars, except share amounts)

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders' equity (deficit)
Balance at March 31, 2020	348,817,472	$563,165	$25,483	$1,213,686	$(85,877)	$(1,189)	$1,715,268
Vesting of options	—	—	1,770	—	—	—	1,770
Options exercised	1,068,930	1,329	(1,328)	—	—	—	1
Top-up rights exercised	—	717	—	—	—	—	717
Vesting of restricted share units	—	—	776	—	—	—	776
Vesting of common shares issued in connection with the use of certain publicity rights in brand development	—	—	345	—	—	—	345
Net income (loss)	—	—	—	(106,977)	—	(726)	(107,703)
Other comprehensive income (loss)	—	—	—	—	51,907	(36)	51,871
Balance at June 30, 2020	349,886,402	$565,211	$27,046	$1,106,709	$(33,970)	$(1,951)	$1,663,045

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders' equity (deficit)
Balance at March 31, 2019	333,020,377	$421,340	$12,244	$285,736	$(5,975)	$—	$713,345
Share issuance costs	—	(76)	—	—	—	—	(76)
Warrants exercised	3,000,000	617	(67)	—	—	—	550
Vesting of options	—	—	2,647	—	—	—	2,647
Options exercised	73,228	56	(45)	(425)	—	—	(414)
Top-up rights exercised	50,938	1,171	—	—	—	—	1,171
Net income (loss)	—	—	—	185,999	—	(111)	185,888
Other comprehensive loss	—	—	—	—	17,948	(1)	17,947
Balance at June 30, 2019	336,144,543	$423,108	$14,779	$471,310	$11,973	$(112)	$921,058

See notes to condensed consolidated financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit)
For the six months ended June 30, 2020 and 2019
(In thousands of U.S. dollars, except share amounts, unaudited)

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity (deficit)
Balance as of January 1, 2020	348,817,472	$561,165	$23,234	$1,137,646	$27,838	$(853)	$1,749,030
Vesting of options	—	—	3,500	—	—	—	3,500
Options exercised	1,068,930	1,329	(1,328)	—	—	—	1
Vesting of restricted share units	—	—	1,482	—	—	—	1,482
Top-up rights exercised	—	717	—	—	—	—	717
Vesting of common shares issued in connection with the use of certain publicity rights in brand development	—	2,000	158	—	—	—	2,158
Net income (loss)	—	—	—	(30,937)	—	(1,085)	(32,022)
Other comprehensive income (loss)	—	—	—	—	(61,808)	(13)	(61,821)
Balance at June 30, 2020	349,886,402	$565,211	$27,046	$1,106,709	$(33,970)	$(1,951)	$1,663,045

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity (deficit)
Balance as of January 1, 2019	178,720,022	$175,001	$11,263	$(27,945)	$(9,870)	$100	$148,549
Shares issued	149,831,154	248,302	—	—	—	—	248,302
Share issuance costs	—	(3,718)	—	—	—	—	(3,718)
Warrants exercised	7,390,961	2,034	(596)	—	—	—	1,438
Vesting of options	—	—	4,418	—	—	—	4,418
Options exercised	151,468	318	(306)	(835)	—	—	(823)
Top-up rights exercised	50,938	1,171	—	—	—	—	1,171
Net income (loss)	—	—	—	500,090	—	(214)	499,876
Other comprehensive income (loss)	—	—	—	—	21,843	2	21,845
Balance at June 30, 2019	336,144,543	$423,108	$14,779	$471,310	$11,973	$(112)	$921,058

See notes to condensed consolidated financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2020 and 2019
(In thousands of U.S. dollars, except share amounts, unaudited)

	Six months ended June 30,
	2020	2019
Operating activities
Net (loss) income	$(32,022)	$499,876
Items not affecting cash:
Inventory write-down	11,024	—
Share-based payments	4,982	4,418
Depreciation and amortization	2,879	1,174
Share of loss from investments in equity accounted investees	1,966	939
Gain on revaluation of derivative liabilities	(77,488)	(525,526)
Gain on disposal of other investments	(769)	(15,498)
Impairment loss on goodwill and intangible assets	40,000	—
Loss (gain) on unrealized foreign exchange	(1,097)	184
Provision for doubtful accounts	1,437	—
Non-cash sales and marketing	2,158	—
Other, net	307	(745)
Net changes in non-cash working capital	(30,570)	(21,591)
Cash flows used in operating activities	(77,193)	(56,769)
Investing activities
Purchase of short-term investments	(124,576)	(556,876)
Proceeds from disposal of short-term investments	203,678	—
Investments in equity accounted investees	—	(1,658)
Proceeds from sale of other investments	769	19,614
Advances to joint ventures	—	(15,990)
Purchase of property, plant and equipment	(13,344)	(20,918)
Payment of accrued interest on construction loan payable	—	(89)
Purchase of intangible assets	(2,754)	(470)
Advances on loans receivable	(23,974)	(12,222)
Cash flows provided (used) in investing activities	39,799	(588,609)
Financing activities
Advance from non-controlling interests	—	85
Repayment of lease obligations	(1,184)	(160)
Proceeds from Altria Investment	—	1,809,556
Proceeds from exercise of Top-up Rights	—	619
Proceeds from exercise of warrants and options	1	1,450
Withholding taxes paid on options	—	(836)
Share issuance costs	—	(3,718)
Advance of loans payable	—	48,715
Repayment of loans payable	—	(48,309)
Transaction costs paid on construction loan payable	—	(15,971)
Cash flows provided (used) in financing activities	(1,183)	1,791,431
Effect of foreign currency translation on cash and cash equivalents	(51,416)	36,079
Increase (decrease) in cash and cash equivalents	(89,993)	1,182,132
Cash and cash equivalents, beginning of period	1,199,693	23,927
Cash and cash equivalents, end of period	$1,109,700	$1,206,059
Supplemental cash flow information
Interest paid	90	589
Interest received	11,575	7,871
 See notes to condensed consolidated financial statements.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the six months ended June 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
1. Background
Cronos Group Inc. (“Cronos Group” or the “Company”) was incorporated on August 21, 2012 under the Business Corporations Act (Ontario). Effective July 9, 2020, the Company’s legal existence was continued to the Province of British Columbia and under the British Columbia Business Corporations Act. The Company’s common shares are currently listed on the Toronto Stock Exchange (“TSX”) and Nasdaq Global Market (“Nasdaq”) under the ticker symbol “CRON.”
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

2. Summary of Significant Accounting Policies
(a)Basis of Presentation
The interim condensed consolidated financial statements of Cronos Group are unaudited. They have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and with applicable rules and regulations of the U.S. Securities and Exchange Commission relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for any other reporting period.
These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in its Annual Report on Form 10-K/A for the year ended December 31, 2019 (the “Annual Financial Statements”).
(b)Basis of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company, and all entities in which the Company has a controlling voting interest and/or is the primary beneficiary of a variable interest as of and for the period presented. The Company consolidates the financial results of the following entities, which the Company controls:

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
(ii) “Ownership interest” is defined as the proportionate share of net income to which the Company is entitled; equity interest may differ from ownership interest.
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
For the six months ended June 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
(c)  Goodwill and indefinite life intangible assets
Goodwill and indefinite life intangible assets are reviewed for impairment annually or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. The Company performs an impairment test annually in the fourth quarter, by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company determined that it has two reporting units: the U.S. reporting unit and the Rest of World reporting unit.
During the three months ended June 30, 2020, the Company concluded that the projected impact of the COVID-19 pandemic on its sales and revenues in the near term, together with the volatility in the market conditions during the quarter represented potential indicators of impairment for the U.S. reporting unit. Accordingly, the Company performed an interim impairment analysis during the second quarter of 2020. See Note 13 for more information regarding intangibles assets and goodwill.

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
On January 1, 2020, the Company adopted ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”). ASU No. 2017-04 eliminates step 2 from the goodwill impairment test and instead requires an entity to measure the impairment of goodwill assigned to a reporting unit if the carrying value of assets and liabilities assigned to the reporting unit, including goodwill, exceeds the reporting unit’s fair value. The guidance in ASU No. 2017-04 is effective for annual and interim goodwill tests completed by the Company beginning on January 1, 2020. The adoption of this standard was applied prospectively and the Company follows a one-step model for goodwill impairment.
(b)New accounting pronouncements not yet adopted
In January 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU No. 2020-01”). ASU No. 2020-01 clarifies the interaction of accounting for the transition into and out of the equity method. The new standard also clarifies the accounting for measuring certain purchased options and forward contracts to acquire investments. The guidance in ASU No. 2020-01 is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the effect of the adoption of ASU No. 2020-01, but anticipates that the adoption will not have a material impact on its condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”). ASU No. 2019-12 eliminates certain exceptions and simplifies the application of U.S. GAAP-related changes in enacted tax laws or rates and employee stock option plans. ASU No. 2019-12 is effective for annual and interim periods beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the effect of the adoption of ASU No. 2019-12, but anticipates that the adoption will not have a material impact on its condensed consolidated financial statements.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the six months ended June 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
4. Revenues from Contracts with Customers
Cronos Group disaggregates net revenues based on product type. For further discussion, see Note 18. Receivables were $3,477 as of June 30, 2020 (December 31, 2019 – $4,638). The Company recorded a current expected credit loss allowance on receivables of $80 as of June 30, 2020 (December 31, 2019 – $136).
The Company offers discounts to customers for prompt payment and calculates cash discounts as a percentage of the list price based on historical experience and agreed-upon payment terms. The Company records an allowance for cash discounts, which is included as a contra-asset against receivables on the Company’s condensed consolidated balance sheets.
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
Upon return, products can be extracted from dried cannabis, resold, or destroyed depending on the nature of the product. The Company has assessed that the amount recoverable from returned products for the six months ended June 30, 2020 is not material.

5. Inventory
Inventory is comprised of the following items:

	As of
	June 30, 2020	December 31, 2019
Raw materials	$5,488	$2,469
Work-in-progress – dry cannabis	21,772	11,538
Work-in-progress – cannabis extracts	19,210	17,975
Finished goods – dry cannabis	4,505	1,798
Finished goods – cannabis extracts	1,716	2,624
Supplies and consumables	525	1,639
Total	$53,216	$38,043
Inventory is written down for any obsolescence such as slow-moving or non-marketable products, or when the net realizable value of inventory is less than the carrying value. For the three and six months ended June 30, 2020, the Company recorded write-downs related to inventory of $3,062 and $11,024, respectively.
There were no inventory write-downs for the six months ended June 30, 2019.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the six months ended June 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
6. Investments and Advances to Joint Ventures
Variable Interest Entities
The Company holds variable interests in Cronos Growing Company Inc. (“Cronos GrowCo”), Natuera S.à.r.l (“Natuera”), MedMen Canada Inc. (“MedMen Canada”) and Cannasoul Lab Services Ltd. (“CLS”).
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
The Company’s investments in Cronos GrowCo, Natuera and MedMen Canada are exposed to economic variability from each entity’s performance, however the Company does not consolidate the entities as it does not have the power to direct the activities that most significantly impact the joint ventures’ economic performance. Thus, Cronos Group is not considered the primary beneficiary of the entity. These investments are accounted for as equity method investments classified as “Investments in equity accounted investees” in the consolidated balance sheets.
CLS is a wholly owned subsidiary of Cannasoul Analytics Ltd., incorporated with the purpose of establishing a commercial cannabis analytical testing laboratory located on the premises of Cronos Israel (the “Cannasoul Collaboration”). Cronos Israel will advance ILS 8,297 (approximately $2,446) by a non-recourse loan to CLS over a period of two years from April 1, 2020 for the capital and operating expenditures of the laboratory. The loan will bear interest at 3.5% annually. Cronos Israel will receive 70% of the profits of the laboratory until such time as it has recovered 150% of the amounts advanced to CLS, after which time it will receive 50% of the laboratory profits. As a result, the Company is exposed to economic variability from CLS’s performance. The Company does not consolidate CLS as it does not have the power to direct the activities that most significantly impact the entity’s economic performance; thus, the Company is not considered the primary beneficiary of the entity. The carrying amount of the non-recourse loan is recorded under loans receivable and the full loan amount, ILS 8,297, represents the Company’s maximum potential exposure to losses through the Cannasoul Collaboration. See Note 10 for further information regarding loans receivable.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the six months ended June 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
(a)Net investment in equity accounted investees
A reconciliation of the carrying amount of the investments in associates and joint ventures is as follows:

		Carrying Amount
	Ownership %	June 30, 2020	December 31, 2019
Cronos Australia(i)	31%	$—	$(346)
Cronos GrowCo	50%	933	1,501
MedMen Canada	50%	—	—
Natuera	50%	—	(598)
		$933	$557
(i) On October 25, 2019, Cronos Australia issued 40 million new shares in an initial public offering at an offering price of A$0.50 per share. The Company’s ownership in Cronos Australia decreased from 50% to 31% on November 7, 2019 when Cronos Australia began trading on the Australian Securities Exchange. This resulted in a reconsideration event, which required the reassessment of the Company’s VIE conclusion. Upon reconsideration, the Company determined that the entity was no longer a VIE as of December 31, 2019 and is now reported under the equity method.
The Company’s share of net earnings (losses) from equity investments accounted for under the equity method of accounting:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Whistler Medicinal Marijuana Company (“Whistler”)	$—	$—	$—	$29
Cronos Australia(i)	(235)	(397)	(235)	(641)
Cronos GrowCo	(190)	(38)	(501)	(27)
MedMen Canada	—	(2)	—	4
Natuera(ii)	(369)	(304)	(1,230)	(304)
	$(794)	$(741)	$(1,966)	$(939)
(i) The Company’s share of accumulated net losses in excess of its equity investment and advances in Cronos Australia was $512 for the six months ended June 30, 2020 (June 30, 2019 – $nil).
(ii) The Company’s share of accumulated net losses in excess of its equity investment in Natuera has been applied as a loss allowance on the loan receivable. See Note 6(b) and Note 10.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the six months ended June 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
(b)Advances to Joint Venture

	MedMen Canada(i)	Cronos GrowCo	Cronos Australia (ii)	Natuera	Total
As of January 1, 2020	$471	$18,966	$—	$—	$19,437
Credit loss allowance (iii)	—	—	—	—	—
Effect from foreign exchange	(20)	(819)	—	—	(839)
As of June 30, 2020	$451	$18,147	$—	$—	$18,598

As of January 1, 2019	$1,244	$2,970	$475	$—	$4,689
Advances (repayment)	(852)	15,494	274	219	15,135
Advances to joint ventures recovered from (applied to) carrying amount of investments	35	22	(779)	(224)	(946)
Effect from foreign exchange	44	480	30	5	559
As of December 31, 2019	$471	$18,966	$—	$—	$19,437
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
(iii) For the three months ended June 30, 2020, a reversal of $917 related to the credit loss allowance for Cronos GrowCo was recorded as the Company assessed its recoverability. As of June 30, 2020, total credit losses were $nil.

7. Other Investments
Other investments consist of investments in common shares and warrants of several companies in the cannabis industry. As of June 30, 2020, the Company did not hold any other investments.
During the six months ended June 30, 2020, in connection with the achievement of a milestone related to the Whistler transaction described below, the Company received 578,101 shares of Aurora Cannabis Inc. (“Aurora”). The Company sold all of the Aurora shares on March 6, 2020 for gross proceeds of $769 recorded as an other item in other income (expenses). The Company expects to further receive Aurora common shares upon the satisfaction of one milestone remaining, which has not been recognized in these condensed consolidated financial statements. The exact number of Aurora common shares to be issued to the Company following the satisfaction of such milestone will be determined in reference to the five-day volume weighted average price of Aurora common shares immediately prior to the achievement of the applicable milestone. No transactions occurred during the three months ended June 30, 2020.
On March 4, 2019, the Company sold all 2,563 shares of Whistler, representing approximately 19.0% of Whistler’s issued and outstanding common shares, to Aurora, in connection with Aurora's acquisition of Whistler (the “Whistler Transaction”). As a result of the closing of the Whistler Transaction, the Company received 2,524,341 Aurora common shares. During the six months ended June 30, 2019, the Company sold all 2,524,341 common shares of Aurora, for gross proceeds of $19,259 recorded as an other item in other income (expenses). No transactions occurred during the three months ended June 30, 2019.
During the six months ended June 30, 2019, the Company sold all remaining 11,062 common shares of Canopy Growth Corporation (“Canopy”) for gross proceeds of $355. The gains and losses on the Canopy investment were classified as fair value through net income. No transactions occurred during the three months ended June 30, 2019.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the six months ended June 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
8. Accumulated Other Comprehensive Income (Loss)
The following are continuity schedules of accumulated other comprehensive income (loss):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net unrealized gain (loss) on revaluation and disposal of other investments
Balance beginning of period	5	5	5	5
Cumulative effect from adoption of ASU 2016-01	—	—	—	—
Balance as of June 30	5	5	5	5

Net foreign exchange gain (loss) on translation
Balance beginning of period	(85,882)	(5,980)	27,833	(9,875)
Net unrealized (loss) gain	51,907	17,948	(61,808)	21,843
Balance as of June 30	(33,975)	11,968	(33,975)	11,968
Total accumulated other comprehensive income (loss)	$(33,970)	$11,973	$(33,970)	$11,973

9. Leases
The Company has entered into leases primarily for land-use rights, office premises and equipment used in the production of cannabis and related products. The Company’s leases have terms which range from three years to six years, excluding land use rights, which generally extend to 15 years. These leases often include options to extend the term of the lease for up to 10 years. When it is reasonably certain that the option will be exercised, the impact of the option is included in the lease term for purposes of determining total future lease payments.
Operating leases greater than one year are included in right-of-use assets and operating lease liabilities. Finance leases are included in property, plant and equipment on the Company’s consolidated balance sheet.
During the six months ended June 30, 2020, the Company recognized two new operating leases for office premises which are included within the lease obligation and right-of-use lines in the condensed consolidated balance sheet.
In June 2020, the Company terminated an operating lease for office premises. The lease was removed from the lease obligation and right-of-use balances in the condensed consolidated balance sheet.
The Company’s finance leases were not material as of June 30, 2020 and December 31, 2019.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the six months ended June 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
10. Loans Receivable, net

	As of
	June 30, 2020	December 31, 2019
Current portion
Natuera Series A loan (i)	$2,984	$4,575
Cronos GrowCo Credit Facility (ii)	1,474	—
Add: Accrued interest	—	89
Total current portion of loans receivable	4,458	4,664
Long term portion
Cronos GrowCo Credit Facility (ii)	50,582	31,678
2645485 Ontario Inc. (“Mucci”) Promissory Note (iii)	11,793	12,587
Cannasoul Collaboration Loan (iv)	1,174	—
Add: Accrued interest	1,822	702
Total long-term portion of loans receivable	65,371	44,967
Total loans receivable	$69,829	$49,631
(i)On September 27, 2019, the Company entered into a master loan agreement (the “Series A Loan”) for $4,575 with Natuera with effect as of August 29, 2019. The total aggregate principal amount of the Series A Loan is $9,150, of which the Company has committed to fund 50% and its joint venture partner has committed to fund the remaining 50%. Outstanding principal amounts bear interest at a fixed annual rate of 5.67% with a maturity date of August 29, 2020. As of June 30, 2020, accrued interest is recorded in other receivables. Subsequent to June 30, 2020, an amendement to the agreement was executed. Refer to Note 25.
For the six months ended June 30, 2020, a loss allowance of $1,591 was recorded against the Natuera Series A Loan related to the Company’s share of net loss from Natuera in excess of the carrying value of the equity method investment. Refer to Note 6.
(ii)On August 23, 2019, the Company entered into a credit agreement with Cronos GrowCo in respect of a C$100,000 ($73,660) secured non-revolving term loan credit facility (the “GrowCo Credit Facility”). The GrowCo Credit Facility will mature on March 31, 2031 and will bear interest at varying rates based on the Canadian prime rate as announced by the Bank of Montreal. Interest began to accrue as of the closing date of the GrowCo Credit Facility and is payable on a quarterly basis until maturity, except that any interest accrued prior to March 31, 2021 will be payable no later than December 31, 2021. Repayment of principal will be made on a quarterly basis commencing on March 31, 2021. The credit facility is secured by substantially all present and after acquired property of Cronos GrowCo and its subsidiaries. Mucci, the other 50% shareholder of Cronos GrowCo, has provided a limited recourse guarantee in favor of Cronos GrowCo, secured by Mucci’s shares in Cronos GrowCo. As of June 30, 2020, Cronos GrowCo had drawn C$72,150 ($53,145) from the Cronos GrowCo Credit Facility.
For the six months ended June 30, 2020, a current expected credit loss allowance of $1,089 was recorded against the GrowCo Facility.
(iii)On June 28, 2019, the Company entered into a promissory note receivable agreement (the “Mucci Promissory Note”) for C$16,350 ($12,043) with Mucci. The outstanding principal amount of the Mucci Promissory Note bears interest at 3.95% annually and is due within 90 days of demand. The Company does not intend to demand the loan within 12 months. Interest accrued under the Mucci Promissory Note until July 1, 2021 is payable by way of capitalization on the principal amount and interest thereafter must be paid in cash on a quarterly basis. The Mucci Promissory Note is secured by a general security agreement covering all the assets of Mucci.
For the six months ended June 30, 2020, a current expected credit loss allowance of $250 has been recorded against the Mucci loan.
(iv)On April 1, 2020, Cronos Israel entered into the Cannasoul Collaboration. Cronos Israel has agreed to advance approximately ILS 8,297 (approximately $2,446) by a non-recourse loan to CLS over a period of two years for the capital and operating expenditures of the laboratory. The outstanding principal on the loan bears interest at 3.5% annually and will be repaid through the profits generated from the Cannasoul Collaboration. As of June 30, 2020, CLS has received the first installment of ILS 4,149 (approximately $1,198).
For the six months ended June 30, 2020, a current expected credit loss allowance of $24 has been recorded against the Cannasoul Collaboration loan.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the six months ended June 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
11. Derivative Liabilities
On March 8, 2019, the Company closed the previously announced investment in the Company (the “Altria Investment”) by Altria Group, Inc. (“Altria”), pursuant to a subscription agreement dated December 7, 2018. As of the closing date of the Altria Investment, the Altria Investment consisted of 149,831,154 common shares of the Company as of the closing date, issued to a wholly owned subsidiary of Altria and one warrant of the Company (the “Altria Warrant”), refer to Note 15(a), issued to a wholly owned subsidiary of Altria. As of the closing date of the Altria Investment, Altria beneficially held an approximately 45% ownership interest in the Company (calculated on a non-diluted basis). As summarized in this note, if exercised in full on such date, the exercise of the Altria Warrant would have resulted in Altria holding a total ownership interest in the Company of approximately 55% (calculated on a non-diluted basis). Pursuant to the investor rights agreement between the Company and Altria, entered into in connection with the closing of the Altria Investment (the “Investor Rights Agreement”), the Company granted Altria certain rights, among others, summarized in this note.
The summaries below are qualified entirely by the terms and conditions fully set out in the Investor Rights Agreement and the Altria Warrant, as applicable.
a.The Altria Warrant entitles the holder, subject to certain qualifications and limitations, to subscribe for and purchase up to an additional 10% of the common shares of Cronos (approximately 77.8 million common shares at June 30, 2020) at a per share exercise price of C$19.00 which expires on March 8, 2023.
b.The Company granted to Altria, subject to certain qualifications and limitations, upon the occurrence of certain issuances of common shares of the Company executed by the Company (including issuances pursuant to the R&D partnership with Ginkgo Bioworks Inc. (“Ginkgo”) (the “Ginkgo Strategic Partnership”), which is discussed in Note 19(a)(i) below, the right to purchase up to such number of common shares of the Company in order to maintain their ownership percentage of issued and outstanding common shares of the Company immediately preceding any issuance of shares by the Company (“Pre-emptive Rights”), at the same price per common share of the Company at which the common shares are sold in the relevant issuance. The price per common share of the Company to be paid by Altria pursuant to its exercise of its Pre-emptive Rights related to the Ginkgo Strategic Partnership will be C$16.25 per common share. These rights may not be exercised if Altria’s ownership percentage of the issued and outstanding shares of the Company falls below 20%.
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
The price per common share to be paid by Altria pursuant to the exercise of its Top-up Rights will be, subject to certain limited exceptions, the 10-day volume-weighted average price of the common shares of the Company on the TSX for the ten full days preceding such exercise by Altria, provided that the price per common share of the Company to be paid by Altria pursuant to the exercise of its Top-up Rights in connection with the issuance of common shares of the Company pursuant to the exercise of options or warrants that were outstanding as of March 8, 2019 will be C$16.25 per common share without any set off, counterclaim, deduction, or withholding. These rights may not be exercised if Altria’s ownership percentage of the issued and outstanding shares of the Company falls below 20%. The Altria Warrant, Pre-emptive Rights, and fixed price Top-up Rights have been classified as derivative liabilities; related transaction costs of $22,355 were expensed as financing costs during the year ended December 31, 2019.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the six months ended June 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
A reconciliation of the carrying amounts of the derivative liability is presented below:

	April 1, 2020	(Gain) / Loss on revaluation	Exercise of Rights	Effect from foreign exchange	As of June 30, 2020
(a) Altria Warrant	$132,366	$30,052	$—	$3,540	$165,958
(b) Pre-emptive Rights	13,070	2,610	—	500	16,180
(c) Top-up Rights	20,740	3,218	(727)	1,072	23,576
	$166,176	$35,880	$(727)	$5,112	$205,714

	January 1, 2020	(Gain) / Loss on revaluation	Exercise of Rights	Effect from foreign exchange	As of June 30, 2020
(a) Altria Warrant	$234,428	$(58,052)	$—	$(10,418)	$165,958
(b) Pre-emptive Rights	12,787	3,925	—	(532)	16,180
(c) Top-up Rights	49,945	(23,361)	(727)	(2,281)	23,576
	$297,160	$(77,488)	$(727)	$(13,231)	$205,714
 Fluctuations in the Company’s share price are a primary driver for the changes in the derivative valuations during each reporting period. As the share price decreases for each of the related derivative instruments, the liability of the instrument generally decreases. Share price is one of the significant observable inputs used in the fair value measurement of each of the Company’s derivative instruments. During the six months ended June 30, 2020, the Company’s share price decreased from December 31, 2019 resulting in a gain on revaluation of $77,488.
The fair values of the derivative liabilities were determined using the Black-Scholes pricing model as of June 30, 2020 and December 31, 2019 applying the following inputs:

	As of June 30, 2020			As of December 31, 2019
	Altria Warrant	Pre-emptive Rights	Top-up Rights	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price at valuation date (per share in C$)	$8.18	$8.18	$8.18	$9.97	$9.97	$9.97
Subscription price (per share in C$)	$19.00	$16.25	$16.25	$19.00	$16.25	$16.25
Weighted average risk-free interest rate (i)	0.30%	0.29%	0.26%	1.69%	1.73%	1.71%
Weighted average expected life (in years) (ii)	2.68	2.00	1.11	3.18	1.25	1.66
Expected annualized volatility (iii)	91%	91%	91%	82%	82%	82%
Expected dividend yield	—%	—%	—%	—%	—%	—%
(i) The risk-free interest rate was based on Bank of Canada government treasury bills and bonds with a remaining term equal to the expected life of the derivative liabilities. The risk-free interest rate uses a range of approximately 0.21% to 0.61% as of June 30, 2020 (December 31, 2019 – 1.66% to 1.73%) for the Pre-emptive rights and Top-up rights.
(ii) The expected life in years represents the period of time that the derivative liabilities are expected to be outstanding. The expected life of the Pre-emptive Rights and Top-up Rights is determined based on the expected term of the underlying options, warrants, and shares, to which the Pre-emptive Rights and Top-up Rights are linked. The expected life uses a range of approximately 0.25 year to 5.5 years as of June 30, 2020 (December 31, 2019 – 0.25 year to 6 years).
(iii) Volatility was based on an equally weighted blended historical volatility level of the underlying equity securities of the Company and peer companies.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the six months ended June 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
The following table quantifies each of the significant inputs described above and provides a sensitivity analysis of the impact on the reported values of the derivative liabilities. The sensitivity analysis for each significant input is performed by assuming a 10% decrease in the input while other significant inputs remain constant at management’s best estimate as of the respective dates. A decrease in the inputs noted below would cause a decrease in derivative liability and as of June 30, 2020, there would be an equal but opposite impact on net income (loss).

	Decrease as of June 30, 2020			Decrease as of December 31, 2019
	Altria Warrant	Pre-emptive Rights	Top-up Rights	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price	$26,300	$2,779	$4,939	$36,436	$2,743	$9,577
Weighted average expected life	14,249	1,744	1,272	17,471	2,366	2,178
Expected annualized volatility	27,711	2,652	4,769	33,343	2,180	7,714
These inputs are classified in Level 3 on the fair value hierarchy and are subject to volatility and several factors outside of the Company’s control, which could significantly affect the fair value of these derivative liabilities in future periods.

12. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of
	June 30, 2020	December 31, 2019
Cost
Land	$3,618	$3,727
Building	146,685	150,324
Furniture and equipment	11,394	10,156
Computer equipment	651	687
Leasehold improvements	3,116	2,789
Construction in progress	12,492	3,569
Less: accumulated depreciation	(13,666)	(9,443)
Total	$164,290	$161,809
Depreciation expense included in cost of sales relating to manufacturing equipment and production facilities for the six months ended June 30, 2020 was $759 (June 30, 2019 – $448). Depreciation expense included in operating expenses related to general office space and equipment for six months ended June 30, 2020 was $1,025 (June 30, 2019 – $425). The remaining depreciation is included in inventory.
For the six months ended June 30, 2020, there is $nil (June 30, 2019 – $367) of capitalized interest included in construction in progress.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the six months ended June 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
13. Intangible Assets and Goodwill
The ongoing restrictions and closures experienced by retail stores in the U.S. as a result of the COVID-19 pandemic have negatively impacted sales and demand which has resulted in slower than expected revenue growth in the U.S. reporting unit for the three months ended June 30, 2020. The Company expects the revenue growth and operating results in the U.S. reporting unit to continue to be negatively impacted as the decrease in customer demand and retail closures are expected to continue as a result of the pandemic. The Company performed an interim impairment test during the three months ended June 30, 2020 on the U.S. reporting unit, which holds the Redwood goodwill, as well as the indefinite-lived intangible asset (Lord Jones™ brand) to determine whether the carrying amount of the reporting unit and intangible asset exceeded their respective fair values. The Company reassessed its estimates and forecasts during the second quarter to determine the fair values of the reporting unit and intangible asset. The fair values were determined using a discounted cash flow method on the reporting unit and the relief-from-royalty method on the Lord Jones™ brand. Based on these valuations, the carrying value exceeded the fair value resulting in an impairment on both the reporting unit as well as the Lord Jones™ brand. The Company does not believe the declines in fair values are temporary. The Company recorded $35.0 million of impairment charges on the U.S. reporting unit and $5.0 million on the Lord Jones™ brand for the three and six months ended June 30, 2020.
No impairment loss was recorded for either goodwill or intangible assets during the three and six months ended June 30, 2019.
(a)Intangible Assets
Intangible assets are comprised of the following items:

	Weighted Average Amortization Period (in years)	As of June 30, 2020
		Cost	Accumulated Amortization	Impairment charges	Net
Software (i)	N/A	$612	$(298)	$—	$314
Enterprise Resource Planning (“ERP”) system (ii)	5	2,570	—	—	2,570
Health Canada licenses	17	8,255	(1,167)	—	7,088
Lord Jones™ brand	N/A	64,000	—	(5,000)	59,000
Trademarks	N/A	140	—	—	140
Israeli Codes (iii)	25	297	(10)	—	287
		$75,874	$(1,475)	$(5,000)	$69,399
(i)Software amortizes using a double declining method.
(ii)During the six months ended June 30, 2020, the Company capitalized costs for the ERP system. As of June 30, 2020, the system is not yet available for use, resulting in no amortization being recorded against the asset.
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
(ii)  The Israeli Codes were transferred by non-controlling interests to Cronos Israel in exchange for their equity interests in the Cronos Israel entities specified above.
The aggregate amortization for the six months ended June 30, 2020 was $346 (June 30, 2019 – $301). Intangible asset additions in 2020 included the ERP system for $2,570. There was $37 related to disposals of software during the six months ended June 30, 2020.
The amortization expense for the next five years on intangible assets in use is estimated to be as follows: 2021 – $565; 2022 – $553; 2023: $536; 2024 – $520; 2025 – $506.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the six months ended June 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
(b)Goodwill

	As of December 31, 2019	Additions	Impairment charges	Effect of foreign exchange	As of June 30, 2020
OGBC	$302	$—	$—	$(13)	$289
Peace Naturals	1,078	—	—	(45)	1,033
Redwood	213,414	—	(35,000)	—	178,414
	$214,794	$—	$(35,000)	$(58)	$179,736

14. General and Administrative Expenses
General and administrative expense are comprised of the following items:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Salaries and wages	$6,337	$3,354	$13,803	$5,348
Professional and consulting	3,263	5,051	8,849	7,254
Office and general	3,545	2,622	6,620	5,523
Review costs related to restatement of 2019 interim financial statements (i)	3,459	—	7,866	—
Other	1,833	461	5,058	656
Total	$18,437	$11,488	$42,196	$18,781
(i)These financial statement review costs include costs related to the restatement of the Company’s 2019 interim financial statements and costs related to the Company’s responses to request for information from various regulatory authorities relating to such restatement.

15. Share-based Payments
(a)Warrants
The following is a summary of the changes in warrants during the six months ended June 30, 2020 and 2019:

	Weighted average exercise price (C$)	Number of warrants
Balance as of January 1, 2020	$0.26	$18,066,662
Balance as of June 30, 2020	$0.26	$18,066,662

Balance as of January 1, 2019	$0.26	$25,457,623
Exercise of warrants	0.36	(7,390,961)
Balance as of June 30, 2019	$0.22	$18,066,662

As of June 30, 2020, the Company had outstanding warrants as follows. For a description of the Altria Warrant, see Note 11.

Grant Date	Expiry date	Weighted average exercise price (C$)	Number of warrants
October 8 – 28, 2015	October 8 – 28, 2020	$0.31	$2,976,610
May 13 – 27, 2016	May 13 – 27, 2021	0.25	15,090,052
As of June 30, 2020		$0.26	$18,066,662

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the six months ended June 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
(b)Stock options
(i)Stock option plans
The Company adopted an amended and restated stock option plan dated May 26, 2015 (the “2015 Stock Option Plan”) which was approved by shareholders of the Company at the annual general meeting of shareholders held on June 28, 2017. The 2015 Stock Option Plan allowed the Company’s Board of Directors (the “Board”) to award options to purchase shares to directors, officers, key employees and service providers of the Company. As of June 28, 2018, no further awards will be granted under the 2015 Stock Option Plan; however, shares may be purchased via option exercise by the holders of any outstanding options previously issued under the 2015 Stock Option Plan. As of June 30, 2020, options to purchase 10,486,569 Company common shares were outstanding under the 2015 Stock Option Plan.
On June 28, 2018, the shareholders of the Company approved a stock option plan (the “2018 Stock Option Plan”), which replaced the 2015 Stock Option Plan. As of June 25, 2020, the date on which the 2020 Omnibus Plan (as defined below) was approved by the shareholders of the Company, no further awards will be granted under the 2018 Stock Option Plan; however, shares may be purchased via option exercise by the holders of any outstanding options previously issued under the 2018 Stock Option Plan. As of June 30, 2020, options to purchase 1,727,979 Company common shares were outstanding under the 2018 Stock Option Plan.
On March 29, 2020, the Board adopted a new omnibus equity incentive plan (the “2020 Omnibus Plan”), which was approved by the shareholders of the Company at the annual and special meeting of shareholders held on June 25, 2020. The 2020 Omnibus Plan provides for grants of stock options, share appreciation rights, restricted shares, restricted share units and other share-based or cash-based awards, which are subject to terms as determined by the Compensation Committee of the Board, and awards may be granted to eligible employees, non-employee directors and consultants. As of June 30, 2020, no grants of options have been made under the 2020 Omnibus Plan.
For the three and six months ended June 30, 2020, the total stock-based compensation expense associated with the stock option plans was $1,770 (June 30, 2019 – $2,647) and $3,500 (June 30, 2019 – $4,418), respectively.
(ii) Summary of changes
The following is a summary of the changes during the six months ended June 30, 2020 and 2019:

	Weighted average exercise price (C$)	Number of options	Weighted average remaining contractual term (years)
Balance as of January 1, 2020	$4.84	14,149,502	2.56
Exercise of options	2.05	(1,807,909)
Cancellation, forfeiture and expiry of options	15.78	(127,045)
Balance as of June 30, 2020	$5.13	12,214,548	2.05
Exercisable at June 30, 2020	3.42	8,688,645	1.78

Balance as of January 1, 2019	$2.99	12,902,995	3.35
Issuance of options	20.81	1,315,787
Exercise of options	3.76	(227,342)
Cancellation, forfeiture and expiry of options	1.63	(2,895)
Balance as of June 30, 2019	$4.66	13,988,545	3.04
Exercisable as of June 30, 2019	2.40	6,580,238	2.69

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the six months ended June 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
(iii)Fair value of options issued
The fair value of the options issued was determined using the Black-Scholes option pricing model, using the following inputs:

For the six months ended June 30, 2019
Share price at grant date (per share)	C$20.65 - C$24.75
Exercise price (per option)	C$20.65 - C$24.75
Risk-free interest rate	1.51% - 1.62%
Expected life of options (in years)	5
Expected annualized volatility	80%
Expected dividend yield	—%
Weighted average Black-Scholes value at grant date (per option)	C$13.29 - C$15.91
Forfeiture rate	—%
No stock options were granted under the 2018 Stock Option Plan or the 2020 Omnibus Plan during the six months ended June 30, 2020. During the six months ended June 30, 2019, the weighted average fair value per share at grant date of options was C$13.35.
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
(c)Restricted share units
On May 11, 2020, the Company issued an aggregate of 279,277 restricted stock units (“RSUs”) to certain employees in connection with the 2020 Omnibus Plan. Each RSU entitles the holder to receive upon vesting one common share of the Company. The fair value of these RSUs has been determined based on the quoted market price of the applicable exchange on the date of issuance of C$7.52 per share on TSX or $5.42 per share on NASDAQ. The RSUs vest annually in equal installments over a three-year period following the grant date and have no performance requirements.
On September 5, 2019, the Company issued an aggregate of 732,972 RSUs to certain employees in connection with the acquisition of four Redwood Holding Group, LLC subsidiaries (collectively, “Redwood”) and pursuant to Employment Inducement Award Plan. Each RSU entitles the holder to receive upon vesting one common share of the Company. The fair value of these RSUs has been determined based on the quoted market price on the date of issuance of C$15.34 per share. Under the terms of the corresponding RSU agreement, the RSUs vest on the third anniversary following the grant date and have no performance requirements.
On July 20, 2020, the Company entered into separation agreements with Robert Rosenheck and another Redwood Wellness, LLC (“Redwood”) employee pursuant to which they resigned from their employment with Redwood. In connection with such separation agreements, the 732972 outstanding and unvested RSUs as of July 20, 2020 to which they were entitled were accelerated and vested as of July 20, 2020. Refer to Note 25 for further information.
For the three and six months ended June 30, 2020, the Company recorded $776 and $1,482 (June 30, 2019 – $nil) in share-based compensation expense related to these RSUs, respectively.
The following is a summary of the changes in RSUs from January 1, 2020 to June 30, 2020:

	Number of RSUs	Share-based reserve
Balance as of January 1, 2020	732,972	$889
Issuance of RSUs	279,277	—
Vesting of issued RSUs	—	1,482
Balance as of June 30, 2020	1,012,249	$2,371
No RSUs were granted or outstanding during the six months ended June 30, 2019.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the six months ended June 30, 2020
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
The following is a summary of the changes in DSUs from January 1, 2020 to June 30, 2020:

	Number of DSUs	Financial liability
Balance as of January 1, 2020	33,397	$255
Liabilities settled	(8,484)	(46)
Loss (gain) on revaluation	—	(56)
Balance as of June 30, 2020	24,913	$153
No DSUs were granted or outstanding during the six months ended June 30, 2019.

16. Earnings (loss) Per Share
Basic and diluted earnings (loss) per share are calculated using the following numerators and denominators:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Basic earnings per share computation
Net income (loss) attributable to common shareholders of Cronos Group	$(106,977)	$185,999	$(30,937)	$500,090
Weighted average number of common shares outstanding	349,075,408	334,665,873	348,946,439	317,940,749
Basic earnings per share	$(0.31)	$0.56	$(0.09)	$1.57
Diluted earnings per share computation(i)
Net income (loss) used in the computation of basic earnings per share	$(106,977)	$185,999	$(30,937)	$500,090
Adjustment for gain (loss) on revaluation of derivative liabilities	(729)	(126,032)	(729)	(350,758)
Net income (loss) used in the computation of diluted income per share	$(107,706)	$59,967	$(31,666)	$149,332

Weighted average number of common shares outstanding used in the computation of basic earnings per share	349,075,408	334,665,873	348,946,439	317,940,749
Dilutive effect of warrants (i)	—	19,287,262	—	21,239,056
Dilutive effect of stock options (i)	—	10,992,464	—	11,291,914
Dilutive effect of restricted share units (i)	—	—	—	—
Dilutive effect of Altria Warrant (i)	—	9,100,465	—	13,633,605
Dilutive effect of Top-up Rights – exercised and exercisable fixed price (i)	—	630,531	—	766,769
Weighted average number of common shares for computation of diluted income (loss) per share	349,075,408	374,676,595	348,946.439	364,872,093
Diluted earnings per share	$(0.31)	$0.16	$(0.09)	$0.41
(i) In computing diluted earnings per share, incremental common shares are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the six months ended June 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because conditions for contingently issuable shares were not satisfied at the end of the reporting periods.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Ginkgo Equity Milestones	14,674,904	14,674,904	14,674,904	14,674,904
Pre-emptive Rights	12,006,740	12,006,740	12,006,740	12,006,740
Top-up Rights – fixed price	26,686,413	—	26,686,413	—
Top-up Rights – market price	1,941,349	25,150,434	1,941,349	25,150,434
Altria Warrant	77,752,533	1,076,553	77,752,533	1,076,553
Stock options	10,495,235	51,830	10,547,256	51,830
Warrants	17,536,558	—	17,521,903	—
Restricted share units	1,012,249	—	1,012,249	—
Total anti-dilutive securities	162,091,326	52,960,461	162,158,002	52,960,461

17. Related Party Transactions and Balances
On March 8, 2019, in connection with the Altria Investment, Altria, through certain of its wholly owned subsidiaries, purchased a 45% equity interest in the Company. During the three and six months ended June 30, 2020, the Company incurred $281 and $953 respectively, for consulting services from Altria Pinnacle LLC, a subsidiary of Altria (“Altria Pinnacle”). As of June 30, 2020, the accrual for these consulting services was $281 (December 31, 2019 – $1,152). No consulting services were provided by Altria Pinnacle for the three and six months ended June 30, 2019.
During 2019, the Company purchased machinery and equipment amounting to $1,258 from a subsidiary of Altria. Refer to Note 19 for additional information.
Refer to Note 11 for further information on the derivative liabilities related to the Altria Investment.
There were no other material related party transactions for the six months ended June 30, 2020 or June 30, 2019.

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

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the six months ended June 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
Segment data was as follows for the three months ended June 30, 2020:

	Three months ended June 30, 2020
	United States	Rest of World	Corporate	Total
Consolidated statements of net income (loss) and comprehensive income (loss)
Net revenue
Cannabis flower	$—	$5,674	$—	$5,674
Cannabis extracts	2,174	1,917	—	4,091
Other	—	118	—	118
Net revenue	$2,174	$7,709	$—	$9,883

Share of loss from investments in equity accounted investees	$—	$794	$—	$794

Interest income	8	3,811	(2)	3,817
Interest expense	—	(83)	—	(83)
Interest income, net	$8	$3,728	$(2)	$3,734

Impairment loss on goodwill and intangible assets	40,000	$—	$—	$40,000
Depreciation and amortization	36	654	(6)	684
Income tax expense	—	—	—	—
Net income (loss)	(47,762)	(52,899)	(7,042)	(107,703)

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the six months ended June 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
Segment data was as follows for the six months ended June 30, 2020:

	Six months ended June 30, 2020
	United States	Rest of World	Corporate	Total
Consolidated statements of net income (loss) and comprehensive income (loss)
Net revenue
Cannabis flower	$—	$8,415	$—	$8,415
Cannabis extracts	4,350	5,317	—	9,667
Other	—	233	—	233
Net revenue	$4,350	$13,965	$—	$18,315

Share of loss from investments in equity accounted investees	$—	$1,966	$—	$1,966

Interest income	13	11,562	—	11,575
Interest expense	—	(90)	—	(90)
Interest income, net	$13	$11,472	$—	$11,485

Impairment loss on goodwill and intangible assets	40,000	$—	$—	$40,000
Depreciation and amortization	69	1,302	—	1,371
Income tax expense	—	—	—	—
Net income (loss)	(57,567)	39,257	(13,712)	(32,022)

Consolidated balance sheets
Total assets	$250,470	$348,569	$1,311,248	$1,910,287
Investments in equity accounted investees	—	933	—	933
Goodwill	178,414	1,322	—	179,736
Purchase of property, plant and equipment, net	219	13,125	—	13,344
Sources of net revenue for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cannabis flower	5,674	6,096	$8,415	$7,921
Cannabis extracts	4,091	1,535	9,667	2,638
Other	118	22	233	98
Net revenue	$9,883	$7,653	$18,315	$10,657
Net revenue attributed to a geographic region based on the location of the customer were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Canada	7,416	7,340	$13,507	$10,323
United States	2,174	—	4,350	—
Other countries	293	313	458	334
Total	$9,883	$7,653	$18,315	$10,657

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the six months ended June 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
Property, plant and equipment assets were physically located in the following geographic regions:

	As of June 30, 2020	As of December 31, 2019
Canada	$140,357	$141,021
United States	2,253	2,103
Other countries	21,680	18,685
Total	$164,290	$161,809
The Company sells products through a limited number of major customers. Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s revenues and greater than 10% of accounts receivable.
United States
During the three and six months ended June 30, 2020, the U.S. segment had no major customers.
As of June 30, 2020, $46 (December 31, 2019 – $12) in expected credit losses has been recognized on receivables from contracts with customers.
Rest of World
During the three months ended, June 30, 2020, the Rest of World segment earned a total net revenue before excise taxes of $7,040 from four major customers, BC Liquor Distribution Branch, Alberta Gaming, Liquor and Cannabis Commission, Ontario Cannabis Retail Corporation, and Société Québécoise du Cannabis accounting for 26%, 19%, 16% and 12% of the Company’s total revenues, respectively (three months ended June 30, 2019 – $4,118 from one major customer accounting for 54% of the Company’s total revenues).
During the six months ended, June 30, 2020, the Rest of World segment earned a total net revenue before excise taxes of $11,819 from the same four major customers as mentioned above, representing 19%, 22%, 13%, and 13% of the Company’s total revenues, respectively (six months ended June 30, 2019 – $5,800 from two major customers, together accounting for 54% of the Company’s total revenues).
As of June 30, 2020, $34 (December 31, 2019 – $124) in expected credit losses has been recognized on receivables from contracts with customers.

19. Commitments
(a)R&D Commitments
(i) Ginkgo. On September 4, 2018, the Company announced an R&D partnership with Ginkgo to develop scalable and consistent production of eight target cannabinoids, including THC, CBD and a variety of other lesser known and rarer cannabinoids. As part of this partnership, Cronos Group has agreed to issue up to 14,674,903 common shares of the Company (aggregate value of approximately $100,000 as of July 17, 2018 assuming all milestones are met) (collectively the “Ginkgo Equity Milestones”) in tranches and $22,000 in cash subject to Ginkgo’s achievement of certain milestones and to fund certain R&D expenses, including foundry access fees.
(ii) Technion. On October 15, 2018, the Company entered into a sponsored research agreement with the Technion Research and Development Foundation of the Technion – Israel Institute of Technology (“Technion”). Research will be focused on the use of cannabinoids and their role in regulating skin health and skin disorders. The Company has committed to $1,784 of research funding over a period of three years. An additional $4,900 of cash payments will be paid to Technion upon the achievement of certain milestones.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the six months ended June 30, 2020
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
(c)Use of Publicity Rights in Brand Development
On December 23, 2019, the Company issued 856,017 restricted common shares to an accredited investor in a private placement (“Private Placement – 2019”) in reliance on Section 4(a)(2) of the Securities Act of 1933 in connection with the use of certain publicity rights in brand development. One-third of such common shares vested on January 31, 2020 with the remaining shares vesting in two equal installments on June 23, 2021, and December 23, 2022. The issuance did not involve a public offering and was made without general solicitation or advertising. The total fair value of the consideration paid for the issuance of such common shares was approximately $6,000. The fair value of the shares was calculated using the ten-day volume weighted average price per share of the Company’s common shares on Nasdaq.
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
(d)Take or Pay Supply Agreement
In January 2020, the Company entered into a take or pay supply agreement with a supplier of dried cannabis flower. The Company agreed to purchase a minimum of approximately C$1,734 ($1,290) of dried cannabis flower over 6 months from the date of the agreement and, subject to the supplier’s satisfaction of certain conditions and the availability of additional product, potentially up to a maximum of approximately C$4,284 ($3,188) over 6 months from the date of the agreement. As at June 30, 2020, the Company is committed to purchase approximately C$1,230 ($906) of dried cannabis flower remaining under this agreement which, due to delays in deliveries from the supplier, are expected to be made during the remainder of 2020.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the six months ended June 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
20. Contingencies
The Company is subject to various legal proceedings in the ordinary course of business and in connection with its marketing, distribution and sale of its products. Many of these legal proceedings are in the early stages of litigation and seek damages that are unspecified or not quantified. Although the outcome of these matters cannot be predicted with certainty, the Company does not believe these legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition but could be material to the Company’s results of operations for a quarterly period depending, in part, on the results for that quarter.
(a)Class Action Complaints Relating to Restatements
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
On June 3, 2020, an alleged shareholder filed a Statement of Claim in the Ontario Superior Court of Justice in Toronto, Ontario, Canada, seeking, among other things, an order certifying the action as a class action on behalf of a putative class of shareholders and damages of an unspecified amount. The Statement of Claim names the Company, its Chief Executive Officer, Chief Financial Officer, former Chief Financial Officer and Chief Commercial Officer, and current and former members of its Board of Directors as defendants and alleges breaches of the Ontario Securities Act, oppression under the Ontario Business Corporations Act and common law misrepresentation. The Statement of Claim generally alleges that certain of the Company’s prior public statements about revenues and internal controls were misrepresentations based on the Company’s March 2, 2020 disclosure that the Audit Committee of its Board of Directors was conducting a review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel, and the Company’s subsequent restatements. The Statement of Claim does not quantify its damage request. The Company and the other named defendants have not yet filed a response to the Statement of Claim.
(b)Regulatory Reviews Relating to Restatements
The Company has been responding to requests for information from various regulatory authorities relating to its previously disclosed restatement of its financial statements for the first three quarters of 2019. The Company is responding to all such requests for information and cooperating with all regulatory authorities. The Company cannot predict the outcome of any such regulatory review or investigation and it is possible that additional investigations or one or more formal proceedings may be commenced against the Company and its current and former officers and directors in connection with these regulatory reviews.
(c)Litigation Relating to Marketing, Distribution and Sale of Products
On June 16, 2020, an alleged consumer filed a Statement of Claim on behalf of a class in the Court of Queen’s Bench of Alberta in Alberta, Canada, against the Company and other Canadian cannabis manufacturers and/or distributors. The Statement of Claim alleges claims related to the defendants’ advertised content of cannabinoids in cannabis products for medicinal use on or after June 16, 2010 and cannabis products for adult use on or after October 17, 2018. The Statement of Claim seeks a total of C$500 million for breach of contract, compensatory damages, and unjust enrichment or such other amount as may be proven in trial and C$5 million in punitive damages against each defendant, including the Company. The Statement of Claim also seeks interest and costs associated with the action. The Company has not responded to the Statement of the Claim.
A number of claims, including purported class actions, have been brought in the U.S. against companies engaged in the U.S. hemp business alleging, among other things, violations of state consumer protection, health and advertising laws. On April 8, 2020, a putative class action complaint was filed in the U.S. District Court for the Central District of California against Redwood, alleging violations of California’s Unfair Competition Law, False Advertising Law, Consumers Legal Remedies Act, and breaches of the California Commercial Code for breach of express warranties and implied warranty of merchantability with respect to Redwood’s marketing and sale of U.S. hemp products. The complaint does not quantify a damage request. On April 14, 2020, the class action complaint was dismissed for certain pleading deficiencies and the plaintiff was granted leave until April 24, 2020 to amend the complaint to establish federal subject matter jurisdiction. As of the date of this Quarterly Report, the plaintiff has not refiled the complaint and the complaint has been dismissed without prejudice
The Company expects litigation and regulatory proceedings relating to the marketing, distribution and sale of its products to increase.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the six months ended June 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)

21. Financial Instruments
The Company’s activities expose it to a variety of financial risks, including credit risk, liquidity risk, and market risk (including interest rate risk) and foreign currency risk.
(a)Credit Risk
Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk from its operating activities, primarily accounts receivable and other receivables, and its investing activities, including cash held with banks and financial institutions, short-term investments, loan receivable, and advances to joint ventures. The Company’s maximum exposure to this risk is equal to the carrying amount of these financial assets, which amounted to $1,424,786 as of June 30, 2020 (December 31, 2019 – $1,586,978).
(i)Accounts receivable
An impairment analysis is performed at each reporting date using a provision matrix to measure expected credit losses. The provision rates are based on the days past due for groupings of various customer segments with similar loss patterns. The calculation reflects the probability-weighted outcome, the time value of money and reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Accounts receivable are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, among others, the failure of a debtor to engage in a repayment plan, and a failure to make contractual payments for a period of greater than 120 days past due. For the three months ended June 30, 2020, the Company recorded a current expected credit loss allowance of $80 (December 31, 2019 – $136). The Company has assessed that there is a concentration of credit risk, as 78% of the Company’s accounts receivable were due from four customers as of June 30, 2020 (December 31, 2019 – 56% due from two customers) with an established credit history with the Company.
(ii)Cash and cash equivalents, short-term investments, and other receivables
The Company held cash and cash equivalents of $1,109,700 as of June 30, 2020 (December 31, 2019 – $1,199,693). The short-term investments and related interest receivable of $213,614 as of June 30, 2020 (December 31, 2019 – $306,347) represents short-term investments with a maturity of less than a year and accrued interest as of period end. The cash and cash equivalents and short-term investments, including guaranteed investment certificates and bankers’ acceptances, are held with central banks and financial institutions that are highly rated. In addition to interest receivable, other receivables include sales taxes receivable from the government. As such, the Company has assessed an insignificant loss allowance on these financial instruments.
(iii)Advances to joint ventures
The Company has assessed the credit risk of advances to joint ventures based on the financial position of the borrowers, and the regulatory and economic environment of the borrowers. Based on historical information, and adjusted for forward-looking expectations, the Company has assessed an expected credit loss allowance on these advances as of June 30, 2020 of $nil (December 31, 2019 – $nil).
(b) Liquidity risk
Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due and arises principally from the Company’s accounts payable and other liabilities. The Company’s policy is to review liquidity resources and ensure that sufficient funds are available to meet financial obligations as they become due. Further, the Company’s management is responsible for ensuring funds exist and are readily accessible to support business opportunities as they arise. The Company’s funding is primarily provided in the form of capital raised through the issuance of common shares and warrants. As of June 30, 2020, 14% of the Company’s payables were due to one vendor (December 31, 2019 – 42% due to three vendors).

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the six months ended June 30, 2020
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
The Company manages market risk by having a portfolio of securities from multiple issuers so that the Company is not materially exposed to any one issuer.
(d) Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those which possess a short-term to maturity. A 10% change in the interest rate in effect on June 30, 2020 and December 31, 2019, would not have a material effect on (i) fair value of the cash equivalents and short-term investments as the majority of the portfolio has a maturity date of three months or less, or (ii) interest income. Management continues to monitor external interest rates and revise the Company’s investment strategy as a result.
During the six months ended June 30, 2020, the Company had net interest income of $11,485 (June 30, 2019 – $11,528). During the three and six months ended June 30, 2020, the Company’s average variable interest rate fell 0.73% and 1.45%, respectively. Had the interest rates been consistent, net interest income would have increased by $2,090 and $7,292, respectively for the three and six months ended June 30, 2020.
(e) Currency rate risk
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
As of June 30, 2020, the Company had foreign currency gain (loss) on translation of $(61,821) (June 30, 2019 – $21,845). A 10% change in the exchange rates for the U.S. dollar would affect the carrying value of net assets by approximately $166,395 as of June 30, 2020 (December 31, 2019 – $174,902).

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the six months ended June 30, 2020
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
The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2020 and December 31 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

June 30, 2020	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,109,700	$—	$—	$1,109,700
Short-term investments	213,614	—	—	213,614
Derivative liabilities	—	—	205,714	205,714

December 31, 2019	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,199,693	$—	$—	$1,199,693
Short-term investments	306,347	—	—	306,347
Derivative liabilities	—	—	297,160	297,160
There were no transfers between categories during the periods presented.

23. Supplementary Cash Flow Information
The net changes in non-cash working capital items are as follows:

	For the six months ended June 30,
	2020	2019
Accounts receivable	$1,161	$(3,986)
Other receivables	(2,336)	(7,681)
Prepaids and other assets	1,568	(2,564)
Inventory	(23,913)	(15,105)
Accounts payable and other liabilities	(6,985)	9,877
Cumulative effect from foreign exchange	(65)	(2,132)
Total	$(30,570)	$(21,591)

24. Non-monetary Transactions
During the six months ended June 30, 2020, the Company had no non-monetary transactions.
On March 28, 2019, the Company entered into two transactions to simultaneously purchase and sell inventory to a third party. The Company purchased cannabis resin from the third party and in turn sold cannabis dry flower to the third party. The transactions involved the exchange of work in progress inventory and were accounted for at the carrying value of inventory transferred by the Company, which equaled the value of the cannabis resin received. No revenue was recognized as a result of this transaction and no gain or loss was recognized in the condensed consolidated statements of operations and comprehensive income (loss).

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the six months ended June 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)

25. Subsequent Events
(a)On July 24, 2020, the Company entered into an amendment to the Series A Loan with Natuera to increase the principal amount of the Series A Loan by $6,350, to an aggregate principal amount of $15,500, of which the Company has committed to fund 50% and its joint venture partner has committed to fund the remaining 50%. Outstanding principal amounts continue to bear interest at a fixed annual rate of 5.67% and the maturity date of the Series A Loan has been extended to March 1, 2021. As of June 30, 2020, the Company has a loan receivable (net of credit allowance) of $2,984 from Natuera. Refer to Note 10 for details.
(b)On July 20, 2020, the Company entered into separation agreements with Robert Rosenheck and another Redwood employee pursuant to which they resigned from their employment with Redwood Wellness, LLC. In connection with such separation agreements, the 732,972 outstanding and unvested RSUs as of July 20, 2020 to which they were entitled were accelerated and vested as of July 20, 2020. A total of $6.2 million of share-based compensation costs will be recognized in the third quarter of 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read together with other information, including Cronos Group’s condensed consolidated financial statements and the related notes to those statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (this “Quarterly Report”), consolidated financial statements appearing in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2019 (as amended, the “Annual Report”), Part I, Item 1A, Risk Factors, of the Annual Report and Part 2, Item 1A, Risk Factors, of this Quarterly Report.
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
Forward-Looking Statements include, but are not limited to, statements with respect to:
•the uncertainties associated with the COVID-19 pandemic, including our ability, and the abilities of our joint ventures and our suppliers and distributors, to effectively deal with the restrictions, limitations and health issues presented by the COVID-19 pandemic, the ability to continue our production, distribution and sale of our products, and demand for and the use of our products by consumers;
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
•expectations of the amount or frequency of impairment losses, including as a result of the write-down of intangible assets, including goodwill;

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
•our ability or plans to identify, develop, commercialize or expand our technology and R&D initiatives in cannabinoids, or the success thereof;
•expectations regarding acquisitions and the anticipated benefits therefrom, including the Redwood Acquisition and the acquisition of certain assets from Apotex Fermentation Inc., including a GMP-compliant fermentation and manufacturing facility in Winnipeg, Manitoba (operating as “Cronos Fermentation”);
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

The Forward-Looking Statements contained herein are based upon certain material assumptions that were applied in drawing a conclusion or making a forecast or projection, including: (i) our ability, and the abilities of our joint ventures and our suppliers and distributors, to effectively deal with the restrictions, limitations and health issues presented by the COVID-19 pandemic and the ability to continue our production, distribution and sale of our products and customer demand for and use of our products; (ii) management’s perceptions of historical trends, current conditions and expected future developments; (iii) our ability to generate cash flow from operations; (iv) general economic, financial market, regulatory and political conditions in which we operate; (v) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (vi) consumer interest in our products; (vii) competition; (viii) anticipated and unanticipated costs; (ix) government regulation of our activities and products including but not limited to the areas of taxation and environmental protection; (x) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (xi) our ability to obtain qualified staff, equipment and services in a timely and cost-efficient manner; (xii) our ability to conduct operations in a safe, efficient and effective manner; (xiii) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our recent acquisitions into our existing operations; and (xiv) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.
By their nature, Forward-Looking Statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the Forward-Looking Statements in this Quarterly Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, the risk that the COVID-19 pandemic may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; the risk that cost savings and any other synergies from the Altria Investment may not be fully realized or may take longer to realize than expected; disruption of production, distribution and sales as a result of the COVID-19 pandemic and any adverse effects the COVID-19 pandemic has on the demand for and use of our products; disruption from the Altria Investment making it more difficult to maintain relationships with customers, employees or suppliers; future levels of revenues; consumer demand for cannabis and U.S. hemp products; our ability to manage disruptions in credit markets or changes to our credit rating; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; the success or timing of completion of ongoing or anticipated capital or maintenance projects; business strategies, growth opportunities and expected investment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); the potential effects of judicial, regulatory or other proceedings on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the anticipated effects of actions of third parties such as competitors, activist investors or federal (including U.S. federal), state, provincial, territorial or local regulatory authorities, self-regulatory organizations, plaintiffs in litigation or persons threatening litigation; changes in regulatory requirements in relation to our business and products; and the factors discussed under Part I, Item 1A, Risk Factors, of the Annual Report and Item 1A, Risk Factors in Part II of this Quarterly Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on Forward-Looking Statements.
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

Foreign currency exchange rates
All currency amounts in this Quarterly Report are stated in U.S. dollars, which is the Company’s reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of the Company’s foreign operations are translated into dollars at the exchange rate in effect as of June 30, 2020 and December 31, 2019. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The consolidated statements of net income (loss) and comprehensive income (loss) and consolidated statements of cash flows of the Company’s foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period using Bloomberg.
The exchange rates used to translate from Canadian dollars (“C$”) to dollars is shown below:

(Exchange rates are shown as C$ per $)	As of
	June 30, 2020	March 31, 2020	December 31, 2019
Average rate(i)	1.3856	1.3437	1.3268
Spot rate	1.3576	1.4062	1.2990

(i) Average rates are three months ended. The year-to-date average rates used for the six months ended June 30, 2020 was 1.3646.

(Exchange rates are shown as C$ per $)	As of
	June 30, 2019	March 31, 2019	December 31, 2018
Average rate(i)	1.3377	1.3296	1.2955
Spot rate	1.3095	1.3349	1.3639
(i) Average rates are three months ended. The year-to-date average rates used for the six months ended June 30, 2019 was 1.3337.

Business Overview
We are an innovative global cannabinoid company with international production and distribution across five continents. We are committed to building disruptive intellectual property by advancing cannabis research, technology and product development and are building an iconic brand portfolio. Cronos Group’s brand portfolio includes PEACE NATURALS™, a global wellness platform; two adult-use brands, COVE™ and Spinach™; and two U.S. hemp-derived consumer products brands, Lord Jones™ and PEACE+™. Cronos Group reports through two primary business segments: “United States” and “Rest of World.”
Strategy
We seek to create value for shareholders by focusing on four core strategic priorities:
•growing a portfolio of iconic brands that resonate with consumers;
•developing a diversified global sales and distribution network;
•establishing an efficient global supply chain; and
•creating and monetizing disruptive intellectual property in the industries in which we operate.
Business Segments
Cronos Group reports through two primary business segments: “United States” and “Rest of World.” These two segments represent the geographic regions in which the Company operates and the different product offerings within each geographic region. On September 5, 2019, as a result of the acquisition (the “Redwood Acquisition”) of four Redwood Holding Group, LLC subsidiaries (collectively, “Redwood”), the Company established the United States business segment, which includes only the results of Redwood since the date of acquisition. Redwood manufactures, markets and distributes U.S. hemp-derived supplements and cosmetic products through e-commerce, retail and hospitality partner channels in the United States under the brand Lord Jones™.
The Rest of World operating segment is involved in the cultivation, manufacture, and marketing of cannabis and cannabis-derived products for the medical and adult-use markets. In Canada, Cronos Group operates a wholly owned license holder under the Cannabis Act (Canada) - Peace Naturals Project Inc. (“Peace Naturals”), which has production facilities near Stayner, Ontario (“Peace Naturals Campus”). Cronos Group has established four strategic joint ventures in Canada, Israel and Colombia. Cronos Group additionally holds approximately 31% of the issued capital of Cronos Australia Limited, which is listed on the Australian Securities Exchange under the trading symbol “CAU.” Cronos Group currently exports cannabis products to countries that permit the import of such products, such as Germany, Israel and Australia.

Recent Developments
COVID-19 Pandemic
In December 2019, an outbreak of a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. Since then, COVID-19 has spread across the globe, including the U.S., Canada, and other countries in which the Company or its affiliates operate (including Australia, Colombia, and Israel) and has subsequently been recognized as a pandemic by the World Health Organization. The COVID-19 pandemic has resulted in a sharp contraction in many areas of the global economy and increased volatility and uncertainty in the capital markets. In response to the pandemic, in the first half of 2020, the governments of many countries, states, cities, and other geographic regions took preventative or protective actions, including closures of certain businesses, mandatory quarantines, limits on individuals’ time outside of their homes, travel restrictions and social distancing or other preventative measures. In recent weeks, such measures have been eased or lifted in varying degrees by different governments of various countries, states and cities depending on the status of infection rates; however, the continued spread of COVID-19 has caused, and may continue to cause, some jurisdictions to roll back reopening plans that had been underway. There can be no guarantee that governments will continue to ease such restrictions, and jurisdictions may pause plans to permit businesses to reopen or roll back the reopening of businesses. Governments in certain countries such as the U.S., Canada, and those in Europe have responded to the acute economic and market consequences with certain monetary and fiscal policy actions.
Impact on Operating Results
During the three months ended June 30, 2020, the effects of the COVID-19 pandemic on retail stores and increase of costs in production and sales in the U.S. had a material impact on the rate of growth of revenue in the U.S. segment, with revenue for the segment remaining flat from the three months ended March 31, 2020. In the U.S., a significant number of the Company’s retail customers have experienced temporary retail store closures in connection with the COVID-19 pandemic, which has negatively impacted sales and demand in the segment. Gross margins have compressed in the U.S. segment during the three months ended June 30, 2020 as the Company implemented pay increases to the Company’s production workers as a result of the pandemic and implemented various discounts and initiatives (such as free shipping) and promotional events. These measures increased the cost of sales and had a material negative impact on the gross margin in the U.S. segment. The Company expects revenue growth and operating results in the U.S. segment to continue to be negatively impacted as the decrease in customer demand and retail closures are expected to continue as a result of the pandemic. The Company does not expect the negative impact to be temporary in nature. As a result of these impacts and expectation of future impacts, for the three months ended June 30, 2020, the Company recorded $35 million of impairment charges on its U.S. reporting unit and $5 million on the Lord Jones™ brand (refer to Note 13 to the Company’s condensed consolidated financial statements for more information regarding intangibles assets and goodwill).
Revenue and the growth in revenue in the Rest of World segment was not materially impacted by the effects of COVID-19 during the three and six months ended June 30, 2020. In both segments there was no material increase in the current expected credit loss as of June 30, 2020 in connection with COVID-19. The Company will continue to closely monitor the effects of COVID-19 on its operating results.
Production and Supply Chain
The Company’s global production facilities currently remain operational. To comply with governmental orders or other health and safety requirements, the Company has: (i) reduced the number of personnel working on-site at its production facilities to only the roles that are necessary to be performed on site, (ii) implemented work-from-home policies for other employees whose work can be performed off-site, and (iii) implemented other additional health and safety measures such as, among other things, enhanced hygiene and sanitation procedures, modified work schedules and social distancing protocols at its production facilities. The Company will continue to act in accordance with guidance from local, federal, and international health and governmental authorities, such as any government-mandated requirements for people to wear facemasks in all indoor communal spaces or at businesses, and is prepared to make additional operational adjustments, as necessary. Although the Company’s production facilities currently remain operational, governmental requirements, guidance and health and safety requirements continue to evolve as governmental and health authorities respond to the spread of the virus, reopening plans in certain jurisdictions may be suspended, delayed or quarantines re-imposed and production facilities may experience temporary closures or quarantines if governmental or health authorities make changes to the businesses and workforces allowed to remain operational, which would result in reduced production or suspension of production if such closures are mandated. In addition, if the Company’s employees contract the disease and test positive for COVID-19, depending on the employee’s job duties and access to facilities, this may impact the Company’s ability to keep production and manufacturing facilities open for health and safety reasons.

The impacts of certain closures of the facilities of suppliers and other vendors or these preventative and protective measures in the Company’s supply chain remain uncertain. Earlier closures at manufacturers in China have resulted in delays of deliveries of batteries and cartridges for cannabis vaporizers and personal protective equipment such as masks and gowns used in Cronos Group’s manufacturing facilities certified in accordance with Good Manufacturing Practices (“GMP”), from such manufacturers in China. Most delays have been ameliorated as manufacturers are now operational in China but other vendors or suppliers along the Company’s supply chain could be potentially impacted. Closures or other restrictions on the conduct of business operations on third-party manufacturers, suppliers or vendors may cause disruption in Cronos Group’s supply chain. The Company has experienced some minor delays in shipping and expects that the increased global demand on shipping and transport services, in addition to customs and border control policies put in place in response to the COVID-19 pandemic that require that shipments to undergo a quarantine period may cause the Company to experience further delays in the future which could impact the Company’s ability to obtain materials or deliver products in a timely manner. In addition, work-from-home policies for certain employees and the effects of the Company’s work-from-home policies may negatively impact productivity, disrupt access to books and records and disrupt the Company’s business. Even if the Company’s production facilities continue to remain open, mandatory or voluntary self-quarantines and travel restrictions may limit the Company’s employees’ ability to access facilities, and this, together with impacts on the Company’s supply chain and the uncertainty produced by the rapidly evolving nature of the COVID-19 pandemic, may result in reduced or suspended production.
Customers
Retailers in the U.S. and Canada have been required to close at times or have curtailed their operations (such as reduced opening hours, reduced staff and reduced traffic in stores) due to the implementation of health and safety measures. The slowdown or disruption faced by retailers, in addition to quarantine measures and travel restrictions, impacts the ability of customers to be able to access Cronos Group’s products. These restrictions on retail stores are mandated by, and differ from, each state or province and continue to change and evolve, which creates uncertainty in forecasting customer demand and sales velocity. In the U.S., while online sales have continued, certain beauty and other retailers have temporarily closed physical boutiques. In Canada, retailers have implemented a combination of measures from closing stores, offering curbside delivery (to the extent permitted by a province) and online sales only, reduced store opening hours and reduced number of customers in stores in light of social distancing measures. Recent suspensions of the ability of private retailers to offer click-and-collect or curbside delivery in certain provinces in Canada may further impact customer demand for products. Provincial purchasers have also similarly, among other things, reduced staff on-site leading to a decrease in delivery time slots for producers to deliver products or reduced frequency or size of their purchase orders. In addition, while various provinces in Canada have continued to increase the number of retail stores during the COVID-19 pandemic, we expect that the expansion of retail stores in various provinces in Canada will be delayed or slowed down in the current circumstances. We anticipate that uncertainty created by these measures on forecasting customer demand and sales will continue as long as such measures are in place. Demand for the Company’s products could also be negatively impacted should the effects of COVID-19 lead to changes in consumer behavior, including as a result of a potential decline in the level of demand for vaporizer products or in discretionary spending as result of a general economic slowdown.
Macroeconomic Impacts
The impacts of these current restrictions and measures on certain strategic projects continue to be uncertain. Existing R&D initiatives continue to proceed, with reduced activity at Ginkgo during the three months ended June, 30, 2020, although the Company still anticipates being able to meet its previously disclosed expected timing for the successful completion of the equity milestones set out in the Ginkgo Strategic Partnership. Other facility design and expansion projects are currently expected to proceed as planned. However, requirements and restrictions on the operation of businesses and workforces continue to evolve as governmental and health authorities respond to the spread of the virus and changes may result in delays or suspensions if authorities require such activities to be suspended.
In addition, a recession or market correction resulting from the spread of COVID-19 would likely materially affect the Company’s business and the value of its common shares. Collectively, effects of the COVID-19 pandemic have adversely affected the Company’s results of operations and, if the effects continue unabated, could continue to do so as long as these measures to combat the COVID-19 pandemic stay in effect. At this time, neither the duration nor scope of the disruption can be predicted, therefore, the ultimate impact to the Company’s business cannot be reasonably estimated but such impact could materially adversely affect the Company’s business and financial results.
Liquidity and Capital Resource Impact
Despite the impacts of the COVID-19 pandemic, the Company believes that the significant cash on hand and short-term investments will be adequate to meet liquidity and capital requirements for at least the next twelve months. The impact of reduced interest rates has inhibited the Company’s ability to generate interest income in the short-term but this has not, and is not expected to have, a material impact on the liquidity or capital resources of the Company.

Brand Portfolio
During the second quarter of 2020, we continued to expand distribution of cannabis vaporizer devices in the Canadian adult-use market under the COVE™ and Spinach™ brands, and for the direct-to-consumer market in Canada under the PEACE NATURALS™ brand.
Global Sales and Distribution
In June 2020, following the successful export of bulk dried flower from Cronos Group to Cronos Israel in April 2020, Cronos Israel commenced sales of PEACE NATURALS™ branded cannabis to the Israeli medical market. Cronos Israel will continue to build distribution capabilities for dried flower while it awaits final licensing for the sale of oils and pre-rolls, which is currently expected to be received later in 2020. Cronos Israel will continue to build its distribution network and brand presence in this rapidly growing medical market.
Global Supply Chain
During the second quarter of 2020, Natuera, the Company’s contract manufacturing joint venture in Latin America, a fully licensed operation in Colombia for hemp- and cannabis-derived bulk, consumer, and medicinal cannabinoid products, continued to achieve significant operational milestones. At the end of April 2020, Natuera completed its first harvest of a non-psychoactive (hemp) cultivar registered with the Colombian Agricultural Institute. Between May 2020 and July 2020, Natuera successfully completed three test exports of hemp-derived CBD extract to the U.S. for business development and R&D purposes.
With its extraction facility coming online in the first quarter of 2020, Natuera is currently focused on accessing new markets and product development, including developing additional bulk offerings of hemp-derived CBD distillate and water-soluble hemp-derived CBD solutions.
During the second quarter of 2020, the Company amended its previously announced bulk resin supply agreement with MediPharm Labs Inc. Pursuant to the amendment, the Company’s aggregate remaining purchase commitment for the remainder of the term of the agreement was reduced to approximately C$3.0 million ($2.2 million) from C$8.1 million ($6.0 million). The Company received the remaining committed bulk resin supply during the second quarter of 2020.
Enterprise Initiatives
Subsequent to the second quarter of 2020, the Company successfully implemented a new ERP system across the Canadian business. Cronos Group has also commenced work to broaden the reach of the ERP system to the U.S. business, which is currently expected to be launched in the first half of 2021. The new ERP system will be a meaningful component of the Company’s internal control over financial reporting and is expected to enable the Company to realize efficiencies throughout the finance, supply chain and operations processes.
Appointment
Cronos Group continues to build and fortify a seasoned management team. Subsequent to the second quarter, following the resignation of Robert Rosenheck on July 20, 2020, Summer Frein was named General Manager of the U.S. hemp-derived CBD business, with oversight of sales, marketing, and operations. Ms. Frein joined Cronos Group in January of this year; however, she worked with Cronos Group in various capacities since 2018. Previously Ms. Frein was employed with Altria, where she led the Strategy and Business Development team’s due diligence in the cannabis space which culminated in Cronos Group’s strategic investment from Altria. Most recently, she was responsible for leading our U.S. sales efforts, including managing brand and retail partnerships for Lord Jones™. Under Ms. Frien’s leadership, the Company plans to further expand its U.S. hemp-derived business including introducing new product formats under Lord Jones™ and launching new brands that will target different retail channels and consumers.

Consolidated Results of Operations: Q2 2020 compared with Q2 2019
Summary of financial results – consolidated

(In thousands of U.S. dollars)	For the three months ended June 30,		Change			For the six months ended June 30,		Change
	2020	2019	$	%		2020	2019	$	%
Net revenue	$9,883	$7,653	$2,230	29%		$18,315	$10,657	$7,658	72%

Gross profit (loss)	(2,953)	4,093	(7,046)	(172)%		(9,429)	5,648	(15,077)	(267)%
Gross margin	(30)%	53%	N/A	(83)	pp	(51)%	53%	N/A	(104)	pp

Reported operating loss	$(34,755)	$(16,755)	$(18,000)	107%		$(79,815)	$(26,881)	$(52,934)	197%
Adjusted operating loss (i)	(31,296)	(16,755)	(14,541)	87%		(71,949)	(26,881)	(45,068)	168%
(i) See “Non-GAAP Measures” for information related to Non-GAAP Measures.

Net revenue – consolidated

(In thousands of U.S. dollars)	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Net revenue, before excise taxes (i)	$11,432	$8,064	$3,368	42%	$20,776	$11,455	$9,321	81%
Excise taxes	(1,549)	(411)	(1,138)	277%	(2,461)	(798)	(1,663)	208%
Net revenue	$9,883	$7,653	$2,230	29%	$18,315	$10,657	$7,658	72%
(i) Net revenue, before excise taxes, is calculated net of sales returns and discounts as described under Note 4 to the condensed consolidated financial statements.
For the three months ended June 30, 2020 (“Q2 2020”), we reported net revenues of $9.9 million, representing an increase of $2.2 million from the three months ended June 30, 2019 (“Q2 2019”). This change was primarily due to:
•The Redwood Acquisition in the third quarter of 2019, which resulted in an increase in net revenue of $2.2 million in Q2 2020.
•An increase in sales in the Rest of World segment in Q2 2020 compared to Q2 2019 due to the continued growth of the adult-use market in Canada and the launch of cannabis vaporizer devices in December 2019, partially offset by non-recurring wholesale revenue in the Canadian market in Q2 2019.

For the six months ended June 30, 2020 (“YTD 2020”), we reported net revenues of $18.3 million, representing an increase of $7.7 million from the six months ended June 30, 2019 (“YTD 2019”). This change was primarily due to:
•The Redwood Acquisition in the third quarter of 2019, which resulted in an increase in net revenue of $4.4 million in YTD 2020.
•An increase in sales in the Rest of World segment in YTD 2020 compared to YTD 2019 due to the continued growth of the adult-use market in Canada and the launch of cannabis vaporizer devices in December 2019, partially offset by non-recurring wholesale revenue in the Canadian market in Q2 2019.

Cost of sales and gross profit (loss) - consolidated

(In thousands of U.S. dollars)	For the three months ended June 30,		Change			For the six months ended June 30,		Change
	2020	2019	$	%		2020	2019	$	%
Cost of sales	$9,774	$3,560	$6,214	175%		$16,720	$5,009	$11,711	234%
Inventory write-down	3,062	—	3,062	N/A		11,024	—	11,024	N/A

Gross profit (loss)	$(2,953)	$4,093	$(7,046)	(172)%		$(9,429)	$5,648	$(15,077)	(267)%
Gross margin	(30)%	53%	N/A	(83)	pp	(51)%	53%	N/A	(104)	pp
For Q2 2020, we reported gross profit (loss) of $(3.0) million, representing a decrease of $7.0 million from Q2 2019. This change was primarily due to:
•An increase in cost of sales primarily driven by a higher volume of adult-use sales and a decline in wholesale sales.
•An inventory write-down of $3.1 million on dried cannabis and cannabis extracts, primarily driven by cannabis product price compression in the Canadian market. If not for the inventory write-down, gross profit (loss) would have been $0.1 million, representing a gross margin of 1%. We anticipate further inventory write-downs due to pricing pressures in the marketplace, as well as increased marginal production costs at the Peace Naturals Campus.
•The offsetting impact of the Redwood Acquisition in the third quarter of 2019, which contributed $0.6 million of gross profit.

For YTD 2020, we reported gross profit (loss) of $(9.4) million, representing a decrease of $15.1 million from YTD 2019. This change was primarily due to:
•An inventory write-down of $11.0 million on dried cannabis and cannabis extracts, primarily driven by fixed-price supply contracts negotiated prior to cannabis product price compression due to broader trends of oversupply in the Canadian market and the impact of the Company's operational repurposing of the Peace Naturals Campus. If not for the inventory write-down, gross profit (loss) would have been $1.6 million, representing a gross margin of 9%. We anticipate further inventory write-downs in the short-term due to pricing pressures in the marketplace.
•An increase in cost of sales primarily driven by a higher volume of adult-use sales and a decline in wholesale sales.
•The offsetting impact of the Redwood Acquisition in the third quarter of 2019, which contributed $1.7 million of gross profit.

Operating loss – consolidated

(In thousands of U.S. dollars)	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Sales and marketing	$6,504	$4,005	$2,499	62%	$13,616	$5,133	$8,483	165%
Research and development	3,631	2,300	1,331	58%	8,221	3,471	4,750	137%
General and administrative	18,437	11,488	6,949	60%	42,196	18,781	23,415	125%
Share-based payments	2,546	2,647	(101)	(4)%	4,982	4,418	564	13%
Depreciation and amortization	684	408	276	68%	1,371	726	645	89%
Operating expenses	31,802	20,848	10,954	53%	70,386	32,529	37,857	116%

Reported operating loss	$(34,755)	$(16,755)	$(18,000)	107%	$(79,815)	$(26,881)	$(52,934)	197%
Adjusted operating loss (i)	(31,296)	(16,755)	(14,541)	87%	(71,949)	(26,881)	(45,068)	168%
(i) See “Non-GAAP Measures” for information related to Non-GAAP Measures.
For Q2 2020, we reported an operating loss of $34.8 million, representing an increase in losses of $18.0 million from Q2 2019. This change was primarily due to:
•A decrease in gross profit (loss) from Q2 2019, as described above.
•An increase in general and administrative costs driven by review costs and costs related to the Company’s responses to requests for information from various regulatory authorities related to the previously disclosed restatement of the Company’s 2019 interim financial statements of $3.5 million and an increase in salaries and wages as a result of increased headcount to support the Company’s growth strategy.
•An increase in sales and marketing costs, primarily related to building and developing brands.
•An increase in R&D costs of $1.3 million primarily related to increased spending at the Cronos Device Labs R&D center.
•The Redwood Acquisition in the third quarter of 2019, which resulted in an increase in operating loss of $5.6 million in Q2 2020, driven by increased investments in sales and marketing and general and administrative expenses.
•Activity at Cronos Fermentation’s facilities since the third quarter of 2019, which resulted in an increase in operating loss of $1.2 million in Q2 2020, driven by investments in R&D.

For YTD 2020, we reported an operating loss of $79.8 million, representing an increase in losses of $52.9 million from YTD 2019. This change was primarily due to:
•A decrease in gross profit (loss) from YTD 2019, as described above.
•An increase in general and administrative costs driven primarily by an increase in salaries and wages of $8.5 million as a result of increased headcount in order to support the Company’s growth strategy, review costs and costs related to the Company’s responses to requests for information from various regulatory authorities related to the previously disclosed restatement of the Company’s 2019 interim financial statements of $7.9 million.
•An increase in sales and marketing costs, primarily related to building and developing brands.
•An increase in R&D costs of $4.8 million primarily related to the Ginkgo Strategic Partnership and increased spending at the Cronos Device Labs R&D center.
•The Redwood Acquisition in the third quarter of 2019, which resulted in an increase in operating loss of $12.1 million in YTD 2020, driven by increased investments in sales and marketing and general and administrative expenses.
•Activity at Cronos Fermentation’s facilities since the third quarter of 2019, which resulted in an increase in operating loss of $2.3 million in YTD 2020, driven by investments in R&D.

Results of Operations by Business Segment: Q2 2020 compared with Q2 2019
Summary of financial results – Rest of World

(In thousands of U.S. dollars)	For the three months ended June 30,		Change			For the six months ended June 30,		Change
	2020	2019	$	%		2020	2019	$	%
Net revenue	$7,709	$7,653	$56	1%		$13,965	$10,657	$3,308	31%

Gross profit (loss)	(3,540)	4,093	(7,633)	(186)%		(11,098)	5,648	(16,746)	(296)%
Gross margin	(46)%	53%	N/A	(99)	pp	(79)%	53%	N/A	(132)	pp

Reported and adjusted operating loss (i)	$(22,138)	$(16,755)	$(5,383)	32%		$(54,005)	$(26,881)	$(27,124)	101%
(i) See “Non-GAAP Measures” for information related to Non-GAAP Measures.

Net revenue – Rest of World

(In thousands of U.S. dollars)	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Cannabis flower	$5,674	$6,096	$(422)	(7)%	$8,415	$7,921	$494	6%
Cannabis extracts	1,917	1,535	382	25%	5,317	2,638	2,679	102%
Other	118	22	96	436%	233	98	135	138%
Net revenue	$7,709	$7,653	$56	1%	$13,965	$10,657	$3,308	31%
For Q2 2020, we reported net revenue of $7.7 million, representing an increase of $0.1 million from Q2 2019. This change was primarily due to:
•An increase in sales due to the continued growth of the adult-use market in Canada and the launch of cannabis vaporizer devices in December 2019, partially offset by non-recurring wholesale revenue in the Canadian market in Q2 2019.

For YTD 2020, we reported net revenue of $14.0 million, representing an increase of $3.3 million from YTD 2019. This change was primarily due to:
•An increase in sales due to the continued growth of the adult-use market in Canada and the launch of cannabis vaporizer devices in December 2019, partially offset by non-recurring wholesale revenue in the Canadian market in Q2 2019.

Cost of sales and gross profit (loss) – Rest of World

(In thousands of U.S. dollars)	For the three months ended June 30,		Change			For the six months ended June 30,		Change
	2020	2019	$	%		2020	2019	$	%
Cost of sales	$8,187	$3,560	$4,627	130%		$14,039	$5,009	$9,030	180%
Inventory write-down	3,062	—	3,062	N/A		11,024	—	11,024	N/A

Gross profit (loss)	(3,540)	4,093	(7,633)	(186)%		(11,098)	5,648	(16,746)	(296)%
Gross margin	(46)%	53%	N/A	(99)	pp	(79)%	53%	N/A	(132)	pp
For Q2 2020, we reported gross profit (loss) of $(3.5) million, representing a decrease of $7.6 million from Q2 2019. This change was primarily due to:
•An increase in cost of sales primarily driven by a higher volume of adult-use sales and a decline in wholesale sales.
•An inventory write-down of $3.1 million on dried cannabis and cannabis extracts, primarily driven by cannabis product price compression in the Canadian market. If not for the inventory write-down, segment gross profit (loss) would have been $(0.5) million, representing a gross margin of (6)%. We anticipate further inventory write-downs due to pricing pressures in the marketplace, as well as increased marginal production costs at the Peace Naturals Campus.

For YTD 2020, we reported gross profit (loss) of $(11.1) million, representing a decrease of $16.7 million from YTD 2019. This change was primarily due to:
•An inventory write-down of $11.0 million on dried cannabis and cannabis extracts, primarily driven by fixed-price supply contracts negotiated prior to cannabis product price compression due to broader trends of oversupply in the Canadian market and the impact of the Company's operational repurposing of the Peace Naturals Campus. If not for the inventory write-down, segment gross profit (loss) would have been $(0.1) million, representing a gross margin of (1)%. We anticipate further inventory write-downs in the short-term due to pricing pressures in the marketplace.
•An increase in cost of sales primarily driven by a higher volume of adult-use sales and a decline in wholesale sales.

Operating loss – Rest of World

(In thousands of U.S. dollars)	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Reported and adjusted operating loss (i)	$(22,138)	$(16,755)	$(5,383)	32%	$(54,005)	$(26,881)	$(27,124)	101%
(i) See “Non-GAAP Measures” for information related to Non-GAAP Measures.
For Q2 2020, we reported an operating loss of $22.1 million representing an increase in losses of $5.4 million from Q2 2019. This change was primarily due to:
•A decrease in gross profit (loss) from Q2 2019, as described above.
•An increase in R&D costs primarily related to increased spending at the Cronos Device Labs R&D center.
•Activity at Cronos Fermentation’s facilities since the third quarter of 2019, which resulted in an increase in operating loss in Q2 2020, driven by investments in R&D.
•A partially offsetting decrease in professional and consulting fees from Q2 2019.

For YTD 2020, we reported an operating loss of $54.0 million, representing an increase in losses of $27.1 million from YTD 2019. This change was primarily due to:
•A decrease in gross profit (loss) from YTD 2019, as described above.
•An increase in general and administrative costs from YTD 2019 driven by an increase in salaries and wages as a result of increased headcount to support the Company’s growth strategy.
•An increase in sales and marketing costs primarily related to building and developing brands and products for the first full year of sales into the Canadian adult-use market.
•An increase in R&D costs primarily related to the Ginkgo Strategic Partnership and increased spending at the Cronos Device Labs R&D center.
•Activity at Cronos Fermentation’s facilities from since third quarter of 2019, which resulted in an increase in operating loss in YTD 2020, driven by investments in R&D.

Summary of financial results – United States

(In thousands of U.S. dollars)	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Net revenue	$2,174	$—	N/A	N/A	$4,350	$—	N/A	N/A

Gross profit	587	—	N/A	N/A	1,669	—	N/A	N/A
Gross margin	27%	N/A	N/A	N/A	38%	N/A	N/A	N/A

Reported and adjusted operating loss (i)	$(5,575)	$—	N/A	N/A	$(12,098)	$—	N/A	N/A
(i) See “Non-GAAP Measures” for information related to Non-GAAP Measures.

Net revenue – United States

(In thousands of U.S. dollars)	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Net revenue	$2,174	—	N/A	N/A	$4,350	—	N/A	N/A
The U.S. segment reported net revenue of $2.2 million for Q2 2020 and $4.4 million for YTD 2020. These results were primarily due to:
•The temporary closure of a significant number of customers’ physical retail stores as a result of preventive measures undertaken in response to the COVID-19 pandemic negatively impacted revenue growth for Q2 2020 despite an increase in product offerings.

(In thousands of U.S. dollars)	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Cost of sales	$1,587	$—	N/A	N/A	$2,681	$—	N/A	N/A

Gross profit	587	—	N/A	N/A	1,669	—	N/A	N/A
Gross margin	27%	N/A	N/A	N/A	38%	N/A	N/A	N/A
The U.S. segment reported gross profits of $0.6 million for Q2 2020 and $1.7 million for YTD 2020, with gross profit margins of 27% and 38%, respectively. The results are primarily due to:
•A decrease in gross margin of 23pp for Q2 2020 compared to the three months ended March 31, 2020 due to an increase in labor costs during the COVID-19 pandemic as well as increased discounts, sales and other promotions in the direct-to-consumer channel to drive online sales growth in an effort to offset the negative impact of retail store closures during the COVID-19 pandemic.

Operating loss – United States

(In thousands of U.S. dollars)	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Reported and adjusted operating loss (i)	$(5,575)	$—	N/A	N/A	$(12,098)	$—	N/A	N/A
(i) See “Non-GAAP Measures” for information related to Non-GAAP Measures.
For Q2 2020, the U.S. segment reported operating loss of $5.6 million. These results were primarily due to:
•A decrease in the gross margin for YTD 2020, as described above.
•Sales and marketing costs incurred in relation to the continued roll-out of new U.S. hemp-derived CBD products under the Lord Jones™ brand.
•Increased general and administration costs in Q2 2020 driven by salaries and wages costs incurred to support the Company’s growth strategy across a variety of functions.

For YTD 2020, the U.S. segment reported operating loss of $12.1 million. These results were primarily due to:
•A decrease in the gross margin for YTD 2020, as described above.
•Sales and marketing costs incurred in relation to the continued roll-out of new U.S. hemp-derived CBD products under the Lord Jones™ brand.
•Increased general and administration costs in YTD 2020 driven by salaries and wages costs incurred to support the Company’s growth strategy across a variety of functions.

Non-GAAP Measures
Cronos Group reports its financial results in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). This Quarterly Report refers to measures not recognized under U.S. GAAP (“non-GAAP measures”). These non-GAAP measures do not have a standardized meaning prescribed by GAAP and are therefore unlikely to be comparable to similar measures presented by other companies. Rather, these non-GAAP measures are provided as a supplement to corresponding GAAP measures to provide additional information regarding the results of operations from management’s perspective. Accordingly, non-GAAP measures should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. All non-GAAP measures presented in this Quarterly Report are reconciled to their closest reported GAAP measure. Reconciliations of historical adjusted financial measures to corresponding GAAP measures are provided below.
Adjusted operating loss
Management reviews operating loss on an adjusted basis, which excludes certain income and expense items that management believes are not part of underlying operations. These items typically include non-recurring charges such as the financial statement review costs related to the restatement of the 2019 financial statements and the Company’s responses to the reviews of such interim financial statement by various regulatory authorities (see Part II, Item 1, Legal Proceedings, of this Quarterly Report for a discussion of the regulatory reviews relating to the restatement of the 2019 interim financial statements). Management does not view either of these items to be part of underlying results as they may be highly variable, may be unusual or infrequent, are difficult to predict or can distort underlying business trends and results.

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

(In thousands of U.S. dollars)	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Reported operating loss	$(34,755)	$(16,755)	$(79,815)	$(26,881)
Adjustments
Review costs related to restatement of 2019 interim financial statements	3,459	—	7,866	—
Adjusted operating loss	$(31,296)	$(16,755)	$(71,949)	$(26,881)

Adjusted operating loss by business segment
Management reviews operating loss by business segment, which excludes corporate expenses, and adjusted operating loss by business segment, which further excludes certain income and expense items that management believes are not part of the underlying segment’s operations. Corporate expenses are expenses that relate to the consolidated business and not to an individual operating segment while the income and expense items typically include non-recurring charges such as the financial statement review costs related to the restatement of the 2019 financial statements and the reviews of such interim financial statement by various regulatory authorities (see Part II, Item 1, Legal Proceedings, of this Quarterly Report for a discussion of the regulatory reviews relating to the restatement of the 2019 interim financial statements). Management does not view the income and expense items above to be part of underlying results of the segment as they may be highly variable, may be unusual or infrequent, are difficult to predict and can distort underlying business trends and results.
Management believes that adjusted operating loss by business segment provides useful insight into underlying segment trends and results and will provide a more meaningful comparison of year-over-year results going forward. Management uses adjusted operating loss by business segment for planning, forecasting and evaluating segment performance, including allocating resources and evaluating results relative to employee compensation targets.

(In thousands of U.S. dollars)	For the three months ended June 30, 2020
	U.S.	Rest of World	Total Segments	Corporate Expenses	Total
Reported operating loss	$(5,575)	$(22,138)	$(27,713)	$(7,042)	$(34,755)
Adjustments
Review costs related to restatement of 2019 interim financial statements	—	—	—	3,459	3,459
Adjusted operating loss	$(5,575)	$(22,138)	$(27,713)	$(3,583)	$(31,296)

(In thousands of U.S. dollars)	For the six months ended June 30, 2020
	U.S.	Rest of World	Total Segments	Corporate Expenses	Total
Reported operating loss	$(12,098)	$(54,005)	$(66,103)	$(13,712)	$(79,815)
Adjustments
Review costs related to restatement of 2019 interim financial statements	—	—	—	7,866	7,866
Adjusted operating loss	$(12,098)	$(54,005)	$(66,103)	$(5,846)	$(71,949)

Liquidity and capital resources
As of June 30, 2020, we had $1,109.7 million in cash and cash equivalents and $213.6 million in short-term investments which comprise the majority of the Company’s cash position. Cronos Group believes that the existing cash and cash equivalents and the short-term investments will be sufficient to fund the business operations and capital expenditures over the next twelve months.
Summary of cash flows

(In thousands of U.S. dollars)	For the six months ended June 30,
	2020	2019
Cash provided/(used) in operating activities	$(77,193)	$(56,769)
Cash provided/(used) in investing activities	39,799	(588,609)
Cash provided/(used) by financing activities	(1,183)	1,791,431
Effect of foreign currency translation on cash and cash equivalents	(51,416)	36,079
Net change in cash	$(89,993)	$1,182,132
2020 cash flows vs 2019 cash flows
Operating activities
During the six months ended June 30, 2020, we used $77.2 million of cash in operating activities as compared to cash used of $56.8 million in the six months ended June 30, 2019, representing an increase in cash used of $20.4 million. This change is primarily driven by an increase of $37.9 million in operating expenses from the six months ended June 30, 2019.
Investing activities
During the six months ended June 30, 2020, we generated $39.8 million of cash through investing activities, as compared to $588.6 million of cash used in investing activities in the six months ended June 30, 2019, representing an increase of $628.4 million in cash provided. This change is primarily driven by cash received from proceeds from the disposal of short-term investments of $203.7 million (2019 – $nil) partially offset by purchases of short-term investments of $124.6 million (2019 – $556.9 million). Additionally, during the six months ended June 30, 2020, purchases of property, plant and equipment were $13.3 million compared to $20.9 million in the six months ended June 30, 2019.
The increase was partially offset by advances on loans receivable of $24.0 million (2019 – $12.2 million) primarily related to an increase in drawdowns on the GrowCo Credit Facility.
Financing activities
During the six months ended June 30, 2020, cash used by financing activities was $1.2 million, as compared to $1,791.4 million of cash provided by financing activities in the six months ended June 30, 2019, representing a decrease of $1,792.6 million in cash provided. This change is primarily driven by proceeds from the strategic investment from Altria of $1,809.6 million that was partially offset by the transaction costs paid on the construction loan payable of $16.0 million in the six months ended June 30, 2019, which were not present in the six months ended June 30, 2020.

Critical Accounting Policies and Estimates
The Company’s critical accounting policies and estimates are discussed in the Annual Report on Form 10-K/A for the year ended December 31, 2019. There have no material changes to these critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those which possess a short-term to maturity. A 10% change in the interest rate in effect on June 30, 2020 and December 31, 2019, would not have a material effect on (i) fair value of the cash equivalents and short-term investments as the majority of the portfolio has a maturity date of three months or less, or (ii) interest income. Management continues to monitor external interest rates and revise the Company’s investment strategy as a result.
During the six months ended June 30, 2020, the Company had net interest income of $11.5 million (June 30, 2019 – $11.5 million). During the three and six months ended June 30, 2020, the Company’s average variable interest rate fell 0.73% and 1.45%, respectively. Had the interest rates been consistent, net interest income would have increased by $2.1 million and $7.3 million, respectively for the three and six months ended June 30, 2020.
Foreign currency risk
The Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report are expressed in U.S. dollars. In addition the Company has net assets, liabilities and revenues denominated in foreign currencies, including Canadian dollars and Israeli new shekels. As a result, we are exposed to foreign currency translation gains and losses. Revenue and expenses of all foreign operations are translated into U.S. dollars at the foreign currency exchange rates that approximate the rates in effect at the dates when such items are recognized. Appreciating foreign currencies relative to the U.S. dollar will adversely impact operating income and net earnings, while depreciating foreign currencies relative to the U.S. dollar will have a positive impact.
A 10% change in the exchange rates for the Canadian dollar would affect the carrying value of net assets by approximately $166.3 million as of June 30, 2020. The same change to exchange rates for the Canadian dollar as of December 31, 2019 would affect the carrying value of net assets by approximately $174.9 million. The corresponding impact would be recorded in accumulated other comprehensive income. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on the results of operations.

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures.
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2020. Based on that evaluation, management has concluded that, as of June 30, 2020, due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below, the disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Material Weaknesses in Internal Controls Over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2019, we have identified the following material weaknesses in the following areas:
•Risk Assessment: The Company did not appropriately design controls to monitor and respond to changes in business in relation to transactions in the wholesale market.
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
Remediation Plan and Status
The Company’s management, with oversight from the Audit Committee of the Board of Directors, has initiated a plan to remediate the material weaknesses, previously disclosed in the Annual Report on Form 10-K/A for the period ended December 31, 2019. During the first half of 2020, the Company implemented all remediation controls identified in its remediation plan as disclosed in the table below. During the six months ended June 30, 2020, the Company enhanced its quarterly review risk assessment model and its risk control matrices, established a risk committee, which reviews the risk assessment for changes in the business, enhanced its delegation of authority policy, conducted revenue recognition training, created and implemented a non-routine transaction policy, established a review process for and reviewed its vendor and customer transactions to identify potential related transactions, implemented procedures for the preparation of business cases for all non-routine business-to-business unbranded sales and purchases, and enhanced its sub-certification processes to identify non-routine transactions. The Company has completed internal testing on six of the eight controls identified in its remediation plan and expects to complete internal testing on the remaining controls during the third quarter of 2020. However, the Company does not expect full remediation until year end 2020.
The plan and progress to date is described below:

Material Weakness	Control, Control Enhancement or Mitigant	Implementation Status	Management Testing Status	Remediation Status
Risk Assessment	•Enhance quarterly review of risk assessment model and risk control matrices	Implemented	Tested
	•Establish a risk committee which reviews the risk assessment for changes in the business on a quarterly basis	Implemented	Tested
Segregation of Duties	•Enhance Delegation of Authority matrix to further limit groups that may authorize sales or purchases of inventory	Implemented	Tested
	•Establish review process and internal database to identify entities that are both vendors and customers of the Company	Implemented	Testing in Q3
	•Create and implement revenue recognition training	Implemented	Tested
Non-Routine Transactions	•Create and implement a Non-Routine Transactions Policy to include:	Implemented	Tested
◦Definition of Non-Routine Transactions
◦Accounting memorandum completion
◦CEO/CFO approval
	•Formalization of business cases for all non-routine business to business unbranded sales and purchases to be reviewed on a quarterly basis to ensure alignment with the objectives of the business	Implemented	Testing in Q3
	•Expand the sub-certification process to additional members of management to ensure that non routine transactions are identified	Implemented	Tested

Cronos Group will continue to review, optimize, and enhance its financial reporting controls and procedures. As the Company continues to evaluate and work to improve its internal control over financial reporting, the Company may implement additional measures to address the material weaknesses or certain of the remediation measures described above may be enhanced or modified. These material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through further testing, that these controls are operating effectively.
(b)Changes in Internal Control over Financial Reporting
Subsequent to the second quarter of 2020, the Company successfully implemented a new ERP system across the Canadian business. The new ERP system will be a meaningful component of our internal control over financial reporting and is expected to enable us to realize efficiencies throughout our finance, supply chain and operations processes.
Other than the ERP system and those measures described above to remediate the material weaknesses, there were no further changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1: Legal Proceedings.
The Company is subject to various legal proceedings in the ordinary course of its business and in connection with its marketing, distribution and sale of its products. Many of these legal proceedings are in the early stages of litigation and seek damages that are unspecified or not quantified. Although the outcome of these matters cannot be predicted with certainty, the Company does not believe that these legal proceedings, individually or in the aggregate, will have a material adverse effect on its financial condition but could be material to its results of operations for a quarterly period depending, in part, on its results for that quarter.
Class Action Complaints Relating to Restatements
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
On June 3, 2020, an alleged shareholder filed a Statement of Claim in the Ontario Superior Court of Justice in Toronto, Ontario, Canada, seeking, among other things, an order certifying the action as a class action on behalf of a putative class of shareholders and damages of an unspecified amount. The Statement of Claim names the Company, its Chief Executive Officer, Chief Financial Officer, former Chief Financial Officer and Chief Commercial Officer, and current and former members of its Board of Directors as defendants and alleges breaches of the Ontario Securities Act, oppression under the Ontario Business Corporations Act and common law misrepresentation. The Statement of Claim generally alleges that certain of the Company’s prior public statements about revenues and internal controls were misrepresentations based on the Company’s March 2, 2020 disclosure that the Audit Committee of its Board of Directors was conducting a review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel, and the Company’s subsequent restatements. The Statement of Claim does not quantify its damage request. The Company and the other named defendants have not yet filed a response to the Statement of Claim.
Regulatory Reviews Relating to Restatements
The Company has been responding to requests for information from various regulatory authorities relating to its previously disclosed restatement of its financial statements for the first three quarters of 2019. The Company is responding to all such requests for information and cooperating with all regulatory authorities. The Company cannot predict the outcome of any such regulatory review or investigation and it is possible that additional investigations or one or more formal proceedings may be commenced against the Company and its current and former officers and directors in connection with these regulatory reviews.
Litigation Relating to Marketing, Distribution and Sale of Products
On June 16, 2020, an alleged consumer filed a Statement of Claim on behalf of a class in the Court of Queen’s Bench of Alberta in Alberta, Canada, against the Company and other Canadian cannabis manufacturers and/or distributors. The Statement of Claim alleges claims related to the defendants’ advertised content of cannabinoids in cannabis products for medicinal use on or after June 16, 2010 and cannabis products for adult use on or after October 17, 2018. The Statement of Claim seeks a total of C$500 million for breach of contract, compensatory damages, and unjust enrichment or such other amount as may be proven in trial and C$5 million in punitive damages against each defendant, including the Company. The Statement of Claim also seeks interest and costs associated with the action. The Company has not responded to the Statement of the Claim.
A number of claims, including purported class actions, have been brought in the U.S. against companies engaged in the U.S. hemp business alleging, among other things, violations of state consumer protection, health and advertising laws. On April 8, 2020, a putative class action complaint was filed in the U.S. District Court for the Central District of California against Redwood, alleging violations of California’s Unfair Competition Law, False Advertising Law, Consumers Legal Remedies Act, and breaches of the California Commercial Code for breach of express warranties and implied warranty of merchantability with respect to Redwood’s marketing and sale of U.S. hemp products. The complaint does not quantify a damage request. On April 14, 2020, the class action complaint was dismissed for certain pleading deficiencies and the plaintiff was granted leave until April 24, 2020 to amend the complaint to establish federal subject matter jurisdiction. As of the date of this Quarterly Report, the plaintiff has not refiled the complaint and the complaint has been dismissed without prejudice.
We expect litigation and regulatory proceedings relating to the marketing, distribution and sale of our products to increase.

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
The effects of the COVID-19 pandemic had a material impact on the growth of revenues and sales during the six months ended June 30, 2020 related to the Company’s U.S. segment. With the U.S. currently in an economic contraction and a significant number of temporary closures impacting many of the Company’s customers’ stores, the U.S. segment is experiencing slower than expected revenue growth. The prolonged closures of retail stores as well as the changes in consumer purchasing during the COVID-19 pandemic have adversely affected our financial results. We anticipate further adverse effects on our financial results so long as the measures implemented to combat the COVID-19 pandemic stay in effect.
The effect of the COVID-19 pandemic could include closures of our facilities or the facilities of our suppliers and other vendors in our supply chain and other preventive and protective measures in our supply chain. For example, as a result of the COVID-19 pandemic, earlier closures of manufacturers in China resulted in delays of deliveries of batteries and cartridges for our cannabis vaporizers and personal protective equipment, such as masks and gowns used in our GMP manufacturing processes, from such manufacturers in China. If the pandemic persists, closures or other restrictions on the conduct of business operations of our third-party manufacturers, suppliers or vendors could disrupt our supply chain. We have experienced minor delays in shipping and the increased global demand on shipping and transport services, in addition to customs and border control policies put in place in response to COVID-19 that require shipments to undergo quarantine periods, may cause us to experience delays or increased costs in the future which could impact our ability to obtain materials or deliver our products in a timely manner, could otherwise disrupt our operations and could have an adverse effect on our business, financial condition and results of operations. In various provinces in Canada, cannabis retailers have been reducing opening hours, staff onsite and reducing the number of customers allowed in-store for cannabis retailers that continue to be open. Further, retailers of our products in the U.S. and Canada have in some cases determined to, and may in other cases be required to close or choose to suspend or significantly curtail their operations due to health and safety concerns for their employees. Even if our production facilities remain open, mandatory or voluntary self-quarantines and travel restrictions may limit our employees’ ability to get to our facilities, and this, together with impacts on our supply chain and the uncertainty produced by the rapidly evolving nature of the COVID-19 pandemic, may result in reduced or suspended production. Those type of restrictions could also impact the abilities of customers in the U.S. or certain Canadian provinces to continue to have access to our products. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur could impact personnel at third-party manufacturing facilities in the U.S. and Canada and other countries, or the availability or cost of materials, which would disrupt our supply chain, in particular in relation to our supply of masks, gowns and other protective equipment used at our GMP facilities due to the global shortage of such protective equipment and materials. As a result of COVID-19, we have implemented work-from-home policies for certain employees and the effects of our work-from-home policies may negatively impact productivity, disrupt access to books and records, increase cybersecurity risks and disrupt our business. In addition, the effects of the COVID-19 pandemic may delay our R&D programs and our ability to execute on certain of our strategic plans involving construction.

The global impact of the COVID-19 pandemic continues to evolve rapidly, and the extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others. Even after the COVID-19 pandemic subsides, our businesses could also be negatively impacted should the effects of the COVID-19 pandemic lead to changes in consumer behavior, including as a result of a decline in the level of vaping or demand for inhalable products in light of certain recent published articles and studies on the potential increased susceptibility of individuals who smoke or vaporize nicotine or cannabis to COVID-19, in light of changes in consumer behavior such as reduced spending on certain product formats historically used in shared experiences such as pre-rolls or in reductions in discretionary spending. In addition, a severe or prolonged recession resulting from the COVID-19 pandemic would likely materially affect our business and the value of our common shares.
We have been and may in the future be required to write down intangible assets, including goodwill, due to impairment, which could have a material adverse effect on our results of operations or financial position.
The Company has been and may in the future be required to write down intangible assets, including goodwill, due to impairment, which would reduce earnings. We periodically calculate the fair value of our reporting units and intangible assets to test for impairment. This calculation may be affected by several factors, including general economic conditions, regulatory developments, changes in category growth rates as a result of changing adult consumer preferences, success of planned new product introductions, and competitive activity. Certain events can also trigger an immediate review of goodwill and intangible assets. If the carrying value of our reporting unit and other intangible assets exceed their fair value and the loss in value is other than temporary, the goodwill and other intangible assets are considered impaired, which would result in impairment losses and could have a material adverse effect on our consolidated financial position or results of operations. We cannot provide any assurance that the U.S. segment will successfully execute its business plans and strategies.
The ongoing impact of the COVID-19 pandemic on the Company’s operating results for the U.S. segment has been difficult, if not impossible to predict. The longer than anticipated closures of retail stores have resulted in slower than anticipated revenue growth. As a result, the Company reassessed its estimates and forecasts using a discounted cash flow during the second quarter to determine the fair value of the goodwill and intangible asset relating to the U.S. segment. Based on the forecast of the U.S. segment at this time, there was an indication that fair value of the goodwill and intangible asset may not exceed carrying value. In the second quarter of 2020, we performed an interim impairment test due to the triggering events noted above. The Company incurred $35 million of impairment charges on the U.S. reporting unit and $5 million on the Lord Jones™ brand.
It is possible that estimates in the Company’s financial statements will continue to change in the near-term as a result of the COVID-19 pandemic and the effect of any such changes could be material, which could result in, among other things, further impairment of goodwill and intangible assets.
We have been and may in the future be required to write down inventory due to downward pressure on market prices, which could have a material adverse effect on our results of operations or financial position.
At the end of each reporting period, management performs an assessment of inventory obsolescence to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We also consider factors such as slow-moving or non-marketable products in our determination of obsolescence. As a result of this assessment, inventory write-downs may occur from period to period. Due to continued pricing pressures in the Canadian marketplace, we may incur further inventory write-downs in the future.We have had a series of inventory write-downs due to price compression in the cannabis market. We expect these write-downs to continue as pricing pressures remain elevated. These inventory write-downs have in the past and may in the future materially adversely affect our results of operations and financial position.

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

Exhibit Number	Exhibit Index
3.1*	Certificate of Continuance, Notice of Articles and Articles of Cronos Group Inc.
10.1†*	Cronos Group Inc. 2020 Omnibus Equity Incentive Plan.
10.2†*	Form of Restricted Share Unit Award Agreement to Cronos Group Inc. 2020 Omnibus Equity Incentive Plan.
10.3†*	Form of Restricted Share Unit Award Agreement (Israel) to Cronos Group Inc. 2020 Omnibus Equity Incentive Plan.
10.3†
Separation Agreement, dated as of July 20, 2020, by and among Robert Rosenheck, Redwood Wellness, LLC and Cronos Group, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cronos Group Inc., filed July 20, 2020).

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
Date: August 6, 2020