Form 10-Q
period 2020-09-30
Cronos Group Inc.
filed 2020-11-05
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
Form 10-Q
_______________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of November 4, 2020, there were 356,186,817 common shares of the registrant issued and outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Cronos Group Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2020 and December 31, 2019
(In thousands of U.S. dollars, except share amounts, unaudited)

	As of
	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$1,097,846	$1,199,693
Short-term investments	202,883	306,347
Accounts receivable(i)	6,086	4,638
Other receivables	10,401	7,232
Current portion of loans receivable	7,781	4,664
Prepaids and other assets	10,532	9,395
Inventory, net	56,359	38,043
Held-for-sale assets	2,066	3,248
Total current assets	1,393,954	1,573,260
Investments in equity accounted investees	19,059	557
Advances to joint ventures	461	19,437
Loan receivable, net	76,148	44,967
Property, plant and equipment	171,404	159,948
Right-of-use assets	9,840	6,546
Intangible assets	68,604	71,235
Goodwill	179,459	214,492
Total assets	$1,918,929	$2,090,442

Liabilities
Current liabilities
Accounts payable and other liabilities	$39,012	$35,301
Current portion of lease obligation	1,274	427
Derivative liabilities	102,655	297,160
Total current liabilities	142,941	332,888
Due to non-controlling interests	2,889	1,844
Lease obligation	8,612	6,680
Total liabilities	$154,442	$341,412
Commitments and contingencies(ii)

Shareholders’ equity
Share capital(iii,iv)	$566,577	$561,165
Additional paid-in capital	32,491	23,234
Retained earnings	1,175,742	1,137,646
Accumulated other comprehensive income (loss)	(7,820)	27,838
Total equity attributable to shareholders of Cronos Group	1,766,990	1,749,883
Non-controlling interests	(2,503)	(853)
Total shareholders’ equity	1,764,487	1,749,030
Total liabilities and shareholders’ equity	$1,918,929	$2,090,442
(i)Net of current expected credit loss allowance of $64 as of September 30, 2020 (December 31, 2019 – $136)
(ii)Refer to Note 19 and Note 20 in the notes to condensed consolidated financial statements.
(iii)Authorized for issuance as of September 30, 2020: unlimited (December 31, 2019 – unlimited).
(iv) Shares issued as of September 30, 2020: 355,733,914 (as of December 31, 2019: 348,817,472)
See notes to condensed consolidated financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)
For the three and nine months ended September 30, 2020 and 2019
(In thousands of U.S dollars, except share and per share amounts, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net revenue, before excise taxes	$13,621	$6,269	$34,397	$17,724
Excise taxes	(2,263)	(484)	(4,724)	(1,282)
Net revenue	11,358	5,785	29,673	16,442
Cost of sales	12,895	3,498	29,584	8,507
Inventory write-down	—	5,424	11,024	5,424
Gross profit (loss)	(1,537)	(3,137)	(10,935)	2,511
Operating expenses
Sales and marketing	7,236	4,591	20,849	9,723
Research and development (“R&D”)	4,734	2,605	12,955	6,076
General and administrative	18,860	16,202	61,048	34,987
Share-based payments	7,916	3,531	12,898	7,949
Depreciation and amortization	886	632	2,252	1,315
Total operating expenses	39,632	27,561	110,002	60,050
Operating loss	(41,169)	(30,698)	(120,937)	(57,539)
Other income (expense)
Interest income, net	3,781	8,939	15,266	20,455
Share of loss from investments in equity accounted investees	(1,327)	(565)	(3,293)	(1,504)
Gain on revaluation of derivative liabilities	105,307	632,482	182,795	1,158,008
Financing and transaction costs	(40)	(6,083)	(40)	(31,684)
Impairment loss on goodwill and intangible assets	—	—	(40,000)	—
Gain on disposal of other investments	3,974	—	4,743	16,242
Loss on reclassification of held-for-sale assets	(919)	—	(919)	—
Other income (loss)	318	147	334	147
Total other income (loss)	111,094	634,920	158,886	1,161,664
Income (loss) before income taxes	69,925	604,222	37,949	1,104,125
Income tax expense	988	58	988	58
Income from continuing operations	$68,937	$604,164	$36,961	$1,104,067
Income (loss) from discontinued operations	(473)	(36)	(519)	(63)
Net income (loss)	$68,464	$604,128	$36,442	$1,104,004
Net income (loss) attributable to:
Cronos Group	$69,033	$604,410	$38,096	$1,104,501
Non-controlling interests	(569)	(282)	(1,654)	(497)
	$68,464	$604,128	$36,442	$1,104,004
Other comprehensive income (loss)
Foreign exchange gain (loss) on translation	$26,167	$(12,422)	$(35,654)	$9,424
Total other comprehensive income (loss)	26,167	(12,422)	(35,654)	9,424
Comprehensive income (loss)	$94,631	$591,706	$788	$1,113,428
Comprehensive income (loss) attributable to:
Cronos Group	$95,183	$591,996	$2,438	$1,113,929
Non-controlling interests	(552)	(290)	(1,650)	(501)
	$94,631	$591,706	$788	$1,113,428
Net income (loss) per share
Basic - continuing operations	$0.20	$1.78	$0.11	$3.71
Basic - discontinued operations	0.00	0.00	0.00	0.00
Diluted - continuing operations(i)	0.19	1.62	0.10	0.92
Diluted - discontinued operations(i)	0.00	0.00	0.00	0.00
Weighted average number of outstanding shares
Basic	350,288,783	338,957,949	349,397,156	297,964,058
Diluted(i)	369,619,020	369,268,672	374,731,451	333,618,691
(i) In computing diluted earnings per share, incremental common shares are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive.
See notes to condensed consolidated financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit)
For the three months ended September 30, 2020 and 2019
(In thousands of U.S. dollars, except share amounts, unaudited)

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders' equity (deficit)
Balance at July 1, 2020	349,886,402	$565,221	$27,046	$1,106,709	$(33,970)	$(1,951)	$1,663,055
Warrants exercised	5,407,890	619	(619)	—	—	—	—
Vesting of options	—	—	1,551	—	—	—	1,551
Options exercised	25,534	57	(53)	—	—	—	4
Vesting of restricted share units, net of withholding taxes	414,088	—	4,217	—	—	—	4,217
Vesting of common shares issued in connection with the use of certain publicity rights in brand development	—	—	349	—	—	—	349
Top-up Rights exercised	—	680	—	—	—	—	680
Net income (loss)	—	—	—	69,033	—	(569)	68,464
Other comprehensive income	—	—	—	—	26,150	17	26,167
Balance at September 30, 2020	355,733,914	$566,577	$32,491	$1,175,742	$(7,820)	$(2,503)	$1,764,487

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders' equity (deficit)
Balance at July 1, 2019	336,144,543	$423,108	$14,779	$471,310	$11,973	$(112)	$921,058
Shares issued	5,086,586	56,109	—	—	—	—	56,109
Share issuance costs	—	(4)	—	—	—	—	(4)
Vesting of options	—	—	2,891	—	—	—	2,891
Options exercised	18,619	38	(33)	(25)	—	—	(20)
Vesting of restricted share units	—	—	186	—	—	—	186
Top-up Rights exercised	2,514,459	45,338	—	—	—	—	45,338
Net income (loss)	—	—	—	604,410	—	(282)	604,128
Other comprehensive loss	—	—	—	—	(12,414)	(8)	(12,422)
Balance at September 30, 2019	343,764,207	$524,589	$17,823	$1,075,695	$(441)	$(402)	$1,617,264

See notes to condensed consolidated financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity (Deficit)
For the nine months ended September 30, 2020 and 2019
(In thousands of U.S. dollars, except share amounts, unaudited)

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity (deficit)
Balance as of January 1, 2020	348,817,472	$561,165	$23,234	$1,137,646	$27,838	$(853)	$1,749,030
Warrants exercised	5,407,890	619	(619)	—	—	—	—
Vesting of options	—	—	5,051	—	—	—	5,051
Options exercised	1,094,464	1,386	(1,381)	—	—	—	5
Vesting of restricted share units, net of withholding taxes	414,088	—	5,699	—	—	—	5,699
Vesting of common shares issued in connection with the use of certain publicity rights in brand development	—	2,000	507	—	—	—	2,507
Top-up Rights exercised	—	1,407	—	—	—	—	1,407
Net income (loss)	—	—	—	38,096	—	(1,654)	36,442
Other comprehensive income (loss)	—	—	—	—	(35,658)	4	(35,654)
Balance at September 30, 2020	355,733,914	$566,577	$32,491	$1,175,742	$(7,820)	$(2,503)	$1,764,487

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity (deficit)
Balance as of January 1, 2019	178,720,022	$175,001	$11,263	$(27,945)	$(9,870)	$100	$148,549
Shares issued	154,917,740	304,411	—	—	—	—	304,411
Share issuance costs	—	(3,722)	—	—	—	—	(3,722)
Warrants exercised	7,390,961	2,034	(596)	—	—	—	1,438
Vesting of options	—	—	7,309	—	—	—	7,309
Options exercised	170,087	356	(339)	(861)	—	—	(844)
Vesting of restricted share units	—	—	186	—	—	—	186
Top-up Rights exercised	2,565,397	46,509	—	—	—	—	46,509
Net income (loss)	—	—	—	1,104,501	—	(497)	1,104,004
Other comprehensive income (loss)	—	—	—	—	9,429	(5)	9,424
Balance at September 30, 2019	343,764,207	$524,589	$17,823	$1,075,695	$(441)	$(402)	$1,617,264
See notes to condensed consolidated financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2020 and 2019
(In thousands of U.S. dollars, except share amounts, unaudited)

	Nine months ended September 30,
	2020	2019
Operating activities
Net income (loss)	$36,442	$1,104,004
Items not affecting cash:
Inventory write-down	11,024	5,424
Share-based payments	12,898	7,949
Depreciation and amortization	5,095	2,956
Share of loss from investments in equity accounted investees	3,293	1,504
Gain on revaluation of derivative liabilities	(182,795)	(1,158,008)
Gain on disposal of other investments	(4,743)	(16,242)
Impairment loss on goodwill and intangible assets	40,000	—
Loss (gain) on unrealized foreign exchange	(3,020)	807
Provision for inventory and doubtful accounts	3,119	—
Non-cash sales and marketing	2,505	—
Loss on reclassification of held-for-sale assets	919	—
Other, net	(298)	(89)
Net changes in non-cash working capital	(29,123)	(25,098)
Cash flows used in operating activities	(104,684)	(76,793)
Investing activities
Purchase of short-term investments	(125,562)	(384,288)
Proceeds from disposal of short-term investments	220,058	—
Investments in equity accounted investees	—	(1,658)
Proceeds from sale of other investments	4,743	19,614
Advances to joint ventures	—	(15,951)
Purchase of property, plant and equipment	(21,334)	(37,622)
Payment of accrued interest on construction loan payable	—	(89)
Purchase of intangible assets	(3,094)	(574)
Acquisition of Redwood	—	(227,224)
Advances on loans receivable	(37,000)	(33,012)
Proceeds from repayment of loans receivable	—	238
Cash assumed on acquisition	—	2,957
Cash flows provided by (used in) investing activities	37,811	(677,609)
Financing activities
Advance from non-controlling interests	(187)	183
Repayment of lease obligations	(1,859)	(414)
Proceeds from Altria Investment	—	1,809,556
Proceeds from exercise of Top-up Rights	—	31,566
Proceeds from exercise of warrants and options	5	1,455
Withholding taxes paid on equity awards	(2,148)	(861)
Share issuance costs	—	(3,722)
Advance of loans payable	—	48,715
Repayment of loans payable	—	(48,309)
Transaction costs paid on construction loan payable	—	(15,971)
Cash flows provided by (used in) financing activities	(4,189)	1,822,198
Effect of foreign currency translation on cash and cash equivalents	(30,785)	22,691
Net change in cash and cash equivalents	(101,847)	1,090,487
Cash and cash equivalents, beginning of period	1,199,693	23,927
Cash and cash equivalents, end of period	$1,097,846	$1,114,414
Supplemental cash flow information
Interest paid	156	647
Interest received	13,473	9,690
See notes to condensed consolidated financial statements.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020
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
Cronos Group is an innovative global cannabinoid company, with international production and distribution across five continents. The Company is committed to building disruptive intellectual property by advancing cannabis research, technology and product development and is building an iconic brand portfolio. Cronos Group’s brand portfolio includes PEACE NATURALS™, a global wellness platform; two adult-use brands, COVE™ and Spinach™; and three U.S. hemp-derived consumer products brands, Lord Jones™, Happy Dance™ and PEACE+™.
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

2. Summary of Significant Accounting Policies and Changes in Accounting Policy
(a)Basis of presentation
The interim condensed consolidated financial statements of Cronos Group are unaudited. They have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and with applicable rules and regulations of the U.S. Securities and Exchange Commission relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any other reporting period.
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
(b)Basis of consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company, and all entities in which the Company has a controlling voting interest and/or is the primary beneficiary of a variable interest as of and for the period presented. The Company consolidates the financial results of the following entities, which the Company controls:

Subsidiaries	Jurisdiction of incorporation	Incorporation date	Ownership interest (ii)
Cronos Israel G.S. Cultivation Ltd. (i)	Israel	February 4, 2018	70%
Cronos Israel G.S. Manufacturing Ltd. (i)	Israel	September 4, 2018	90%
Cronos Israel G.S. Store Ltd. (i)	Israel	June 28, 2018	90%
Cronos Israel G.S. Pharmacy Ltd. (i)	Israel	February 15, 2018	90%
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
For the three and nine months ended September 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
(c)Goodwill and indefinite life intangible assets
Goodwill and indefinite life intangible assets are reviewed for impairment annually or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. The Company performs an impairment test annually in the fourth quarter by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company determined that it has two reporting units: the U.S. reporting unit and the Rest of World reporting unit.
During the second quarter of 2020, the Company concluded that the projected impact of the COVID-19 pandemic on its sales and revenues in the near term, together with the volatility in the market conditions during the period represented potential indicators of impairment for the U.S. reporting unit. Accordingly, the Company performed an interim impairment analysis during the second quarter of 2020. No triggering events were identified during the three months ended September 30, 2020. See Note 13 for more information regarding intangibles assets and goodwill.
(d)Definite life intangible assets
On July 1, 2020, the Company changed its method of amortization for the computer software asset class from an accelerated 50% double declining method to the straight-line method of five years. The Company determined that the change in estimate to the straight-line method is more appropriate based on the usage of the assets in the asset class. The change in estimate is applied prospectively as of July 1, 2020.
Intangible assets with finite useful lives are recorded at cost less any accumulated amortization and accumulated impairment losses. Intangible assets acquired through a business combination are measured at fair value at the acquisition date.
The Company capitalizes certain costs incurred in connection with its enterprise resource planning software, which include external direct costs of materials and services consumed in developing or obtaining internal-use software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the development of the software for the function intended. All other costs are expensed as incurred.
Intangible assets with finite useful lives are amortized over their estimated useful lives using the following methods and rates:

	Method	Rate
Software	Straight-line	5 years
Enterprise resource planning (“ERP”) system	Straight-line	5 years
Health Canada licenses	Straight-line	Useful life of corresponding facilities
Israeli codes(i)	Straight-line	Useful life of corresponding facilities
(i)    The preliminary licenses granted to Kibbutz Gan Shmuel (the Cronos Israel joint venture partner) by the Medical Cannabis Unit of the Israeli Ministry of Health in early 2017 (the “Israeli codes”) were transferred by non-controlling interests to Cronos Israel in exchange for equity interests in the Cronos Israel entities specified above.
Amortization begins when assets become available for use. The estimated useful life, amortization method, and rate are reviewed at the end of each reporting period, with the effect of any changes in estimate being accounted for on a prospective basis.
(e)Assets held for sale and discontinued operations
In accordance with Accounting Standards Codification (“ASC”) 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meet the criteria in paragraph 205-20-45-10. In the period in which the component meets held-for-sale or discontinued operations criteria the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations.
During the three months ended September 30, 2020, Original B.C. Ltd. (“OGBC”) met the criteria for “held-for-sale”. As a result, the Company has reflected amounts relating to OGBC as a disposal group classified as held-for-sale on the consolidated balance sheet and included as part of discontinued operations on the consolidated statement of net income (loss) and comprehensive income (loss) for all

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
periods presented in this Quarterly Report. OGBC is no longer included in the segment reporting following the reclassification to discontinued operations. The discontinued operations of OGBC are described further in Note 24.
The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to total assets and liabilities of the disposal group classified as held-for-sale in the consolidated balance sheet of December 31, 2019:

	As of December 31, 2019
	As previously disclosed	Held-for-sale adjustment	Adjusted balance
Property, plant and equipment	$161,809	$(1,861)	$159,948
Intangible assets	72,320	(1,085)	71,235
Goodwill	214,794	(302)	214,492

The following table presents a reconciliation of the major classes of line items constituting reported operating loss of discontinued operations to net loss of discontinued operations for the three and nine months ended September 30, 2019:

	Three months ended September 30, 2019			Nine months ended September 30, 2019
	As previously disclosed	Held-for-sale adjustment	Adjusted balance	As previously disclosed	Held-for-sale adjustment	Adjusted balance
Operating expenses	$27,597	$(36)	$27,561	$60,126	$(76)	$60,050
Other income (loss)	634,920	—	634,920	1,161,677	(13)	1,161,664
Net income (loss) from continuing operations	604,128	36	604,164	1,104,004	63	1,104,067

(f)Reclassifications
Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and nine months ended September 30, 2020. These reclassifications have no effect on the results of reported operating loss, net income, shareholders’ equity or cash flows. See Note 2(e) and Note 24.
Corporate expense reclassifications within segment disclosures:
In the three months ended September 30, 2020, the Company recorded a reclassification related to the allocation of operating expenses that was determined to be corporate expenses in nature to its segments, which decreased its Rest of World segment net loss by $4,626 and increased net loss attributable to corporate expenses by the same amount. This reclassification had no effect on the Company's consolidated statement of net income (loss). See Note 18.
Had all these amounts been classified in this manner for the three-month periods ended March 31, 2020 and June 30, 2020, net income (loss) attributable to the Rest of World segment would have increased by $2,899 and $1,727, respectively, and increased net loss attributable to corporate expenses by the same amounts. The Company does not consider the effect on year-to-date 2020 results or the effect on comparable quarterly periods to be material, and there was no impact on 2019 full year results.
After evaluating the quantitative and qualitative aspects of these reclassifications, the Company concluded that its prior period financial statements were not materially misstated, and, therefore, no restatement was required.
Revision of previously issued financial statements:
During the three months ended September 30, 2020, the Company identified an error in the manner in which it calculated diluted earnings (loss) per share for the three months ended September 30, 2019. The error had no impact on diluted earnings (loss) per share for the nine months ended September 30, 2019. See Note 16.
While the Company had excluded the anti-dilutive effect of the one warrant of the Company (the “Altria Warrant”), refer to Note 15(a) in the calculation of weighted average number of common shares for computation of diluted income (loss) per share, the gain on revaluation of derivative liabilities attributable to the Altria Warrant was incorrectly included in the calculation of diluted earnings (loss) per share, which resulted in an error in the previously reported amount for the three months ended September 30, 2019. Because the average market price of the Company’s common stock remained above the strike price of the Altria Warrant for the nine months ended September 30, 2019, there was no impact on the reported amount for the nine months ended September 30, 2019, and there was no impact in prior or subsequent quarterly periods.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
After evaluating the quantitative and qualitative aspects of this error, the Company concluded that its prior period financial statements were not materially misstated, and, therefore, no restatement was required. However, the Company is revising the previously presented September 30, 2019 diluted earnings (loss) per share and adjustment for gain (loss) on revaluation of derivative liabilities, as follows:

	Three months ended September 30, 2019
	As previously disclosed	Adjusted
Diluted earnings (loss) per share	$0.42	$1.62
Adjustment for gain (loss) on revaluation of derivative liabilities	(488,041)	(6,952)

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
In August 2020, the FASB issued ASU 2020-06, Debt –Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging –Contracts in Entity’s Own Equity (Subtopic 815–40) (“ASU No. 2020-06”). ASU No. 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU No 2020-06 is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. ASU No. 2020-6 is effective for fiscal years beginning after December 15, 2021, and interim

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
periods within those fiscal years. The Company is currently evaluating the impact ASU No. 2020-06 will have on its financial statements.

4. Revenues from Contracts with Customers
Cronos Group disaggregates net revenues based on product type. For further discussion, see Note 18. Receivables were $6,086 as of September 30, 2020 (December 31, 2019 – $4,638). The Company recorded a current expected credit loss allowance on receivables of $64 as of September 30, 2020 (December 31, 2019 – $136).
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
Upon return, products can be extracted from dried cannabis, resold, or destroyed depending on the nature of the product. The Company has assessed that the amount recoverable from returned products for the nine months ended September 30, 2020 is not material.

5. Inventory, net
Inventory is comprised of the following items:

	As of
	September 30, 2020	December 31, 2019
Raw materials	$10,214	$2,469
Work-in-progress – dry cannabis	25,799	11,538
Work-in-progress – cannabis extracts	13,436	17,975
Finished goods – dry cannabis	4,514	1,798
Finished goods – cannabis extracts	2,067	2,624
Supplies and consumables	329	1,639
Total	$56,359	$38,043
Inventory is written down for any obsolescence such as slow-moving or non-marketable products, or when the net realizable value of inventory is less than the carrying value. For the nine months ended September 30, 2020, the Company recorded write-downs related to inventory of $11,024 (for the three and nine months ended September 30, 2019 – $5,424). No inventory write-downs were recorded during the three months ended September 30, 2020. As of September 30, 2020, an inventory reserve of $1,403 was recorded (September 30, 2019 – $nil)

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
6. Investments and Advances to Joint Ventures
Variable interest entities
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
Natuera is a joint venture registered in Luxembourg with the objective of cultivating and commercializing hemp and cannabis products to serve the export market. Cronos holds variable interests in Natuera through its ownership of 50% of Natuera’s common shares and other debt in the entity. Natuera’s economic performance is driven by the quantity and strains of cannabis to be grown. The joint venture partners mutually determine the quantity and strains of cannabis grown.
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
The Company’s investments in Cronos GrowCo, Natuera and MedMen Canada are exposed to economic variability from each entity’s performance; however, the Company does not consolidate the entities as it does not have the power to direct the activities that most significantly impact each entities’ economic performance. Thus, Cronos Group is not considered the primary beneficiary of each entity. These investments are accounted for as equity method investments classified as “Investments in equity accounted investees” in the consolidated balance sheets.
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
For the three and nine months ended September 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
(a)Net investment in equity accounted investees
A reconciliation of the carrying amount of the investments in associates and joint ventures is as follows:

		Carrying Amount
	Ownership %	September 30, 2020	December 31, 2019
Cronos Australia(i)	31%	$—	$(346)
Cronos GrowCo(ii)	50%	19,059	1,501
MedMen Canada	50%	—	—
Natuera	50%	—	(598)
		$19,059	$557
(i)    On October 25, 2019, Cronos Australia issued 40 million new shares in an initial public offering at an offering price of A$0.50 per share. The Company’s ownership in Cronos Australia decreased from 50% to 31% on November 7, 2019 when Cronos Australia began trading on the Australian Securities Exchange. This resulted in a reconsideration event, which required the reassessment of the Company’s variable interest entity conclusion. Upon reconsideration, the Company determined that the entity was no longer a variable interest entity as of December 31, 2019 and is now reported under the equity method.
(ii)    On September 25, 2020, the Company and 2645485 Ontario Inc. (“Mucci”), the other joint venture partner of Cronos GrowCo, agreed to capitalize certain historical advances made by each shareholder to Cronos GrowCo. Total aggregate gross advances to Cronos GrowCo, excluding any amounts advanced by the Company to Cronos GrowCo under the GrowCo Credit Facility, were C$49,300 ($37,932), of which the Company advanced 50% and Mucci advanced the remaining 50% for an amount of C$24,650 ($18,505) each. As a result, the Company transferred the advances of C$24,650 ($18,505) to investments in equity accounted investees in respect of Cronos GrowCo..
The Company’s share of net earnings (losses) from equity investments accounted for under the equity method of accounting:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Whistler Medicinal Marijuana Company (“Whistler”)	$—	$—	$—	$29
Cronos Australia(i)	(57)	(251)	(292)	(892)
Cronos GrowCo	(401)	(60)	(902)	(87)
MedMen Canada	—	32	—	36
Natuera(ii)	(869)	(286)	(2,099)	(590)
	$(1,327)	$(565)	$(3,293)	$(1,504)
(i)    The Company’s share of accumulated net losses in excess of its equity investment and advances in Cronos Australia was $512 for the nine months ended September 30, 2020 (September 30, 2019 – $nil).
(ii)    The Company’s share of accumulated net losses in excess of its equity investment in Natuera has been applied as a loss allowance on the loan receivable. See Note 6(b) and Note 10.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
(b)Advances to joint venture

	MedMen Canada(i)	Cronos GrowCo(ii)	Cronos Australia(iii)	Natuera	Total
As of January 1, 2020	$471	$18,966	$—	$—	$19,437
Transfer to investments in equity accounted investees(ii)	—	(18,505)	—	—	(18,505)
Interest on advances	—	—	35	—	35
Advances to joint ventures recovered from (applied to) carrying amount of investments	—	—	(36)	—	(36)
Effect from foreign exchange	(10)	(461)	1	—	(470)
As of September 30, 2020	$461	$—	$—	$—	$461

	MedMen Canada(i)	Cronos GrowCo(ii)	Cronos Australia(iii)	Natuera	Total
As of January 1, 2019	$1,244	$2,970	$475	$—	$4,689
Advances (repayment)	(852)	15,494	274	219	15,135
Advances to joint ventures recovered from (applied to) carrying amount of investments	35	22	(779)	(224)	(946)
Effect from foreign exchange	44	480	30	5	559
As of December 31, 2019	$471	$18,966	$—	$—	$19,437
(i)    Advance is unsecured, non-interest bearing, and there are no terms of repayment.
(ii)    On September 25, 2020, the Company and Mucci agreed to capitalize historical advances made by each shareholder to Cronos GrowCo. The Company capitalized C$24,650 ($18,505) through a transfer of aggregate gross advances from advances to joint ventures to investments in equity accounted investees in respect of Cronos GrowCo. Refer to Note 6(a)(ii).
(iii)    A$1,500 is governed by an unsecured loan bearing interest at a rate of 12% per annum, calculated and compounded daily, in arrears, on the amounts advanced from the date of each advance. The loan is due on January 1, 2022. If the loan is overdue, the outstanding amount bears interest at an additional 2% per annum.

7. Other Investments
Other investments consist of investments in common shares and warrants of several companies in the cannabis industry. As of September 30, 2020, the Company did not hold any other investments. The gain and losses on sale of other investments are classified as fair value through net income.
During the three months ended September 30, 2020, in connection with the achievement of the final milestone related to the Whistler Transaction (defined below), the Company received 402,561 shares of Aurora Cannabis Inc. (“Aurora”). The Company subsequently sold all 402,561 of the Aurora shares during the three months ended September 30, 2020 for gross proceeds of approximately $3,974 (C$5,354) recorded as a gain on disposal of other investments in other income (expense).
During the nine months ended September 30, 2020, in connection with the achievement of certain milestones related to the Whistler Transaction, the Company received 980,662 shares of Aurora. The Company sold all 980,662 of the Aurora shares during the nine months ended September 30, 2020 for gross proceeds of approximately $4,743 (C$6,404) recorded as a gain on disposal of other investments in other income (expense).
On March 4, 2019, the Company sold all 2,563 shares of Whistler, representing approximately 19.0% of Whistler’s issued and outstanding common shares, to Aurora, in connection with Aurora's acquisition of Whistler (the “Whistler Transaction”). As a result of the closing of the Whistler Transaction, the Company received 2,524,341 Aurora common shares. During the nine months ended September 30, 2019, the Company sold all 2,524,341 common shares of Aurora, for gross proceeds of $19,259 recorded as a gain on disposal of other investments in other income (expense). No transactions occurred during the three months ended September 30, 2019.
During the nine months ended September 30, 2019, the Company sold all remaining 11,062 common shares of Canopy Growth Corporation (“Canopy”) for net proceeds of $355 recorded as an other item in the other income (expense).

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
8. Accumulated Other Comprehensive Income (Loss)
The following are continuity schedules of accumulated other comprehensive income (loss):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net unrealized gain (loss) on revaluation and disposal of other investments
Balance beginning of period	$5	$5	$5	$5
Balance as of September 30	$5	$5	$5	$5

Net foreign exchange gain (loss) on translation
Balance beginning of period	$(33,975)	$11,968	$27,833	$(9,875)
Net unrealized (loss) gain	26,150	(12,414)	(35,658)	9,429
Balance as of September 30	(7,825)	(446)	(7,825)	(446)
Total accumulated other comprehensive income (loss)	$(7,820)	$(441)	$(7,820)	$(441)

9. Leases
The Company has entered into leases primarily for land-use rights, office premises and equipment used in the production of cannabis and related products. The Company’s leases have terms which range from three years to six years, excluding land use rights, which generally extend to 15 years. These leases often include options to extend the term of the lease for up to 10 years. When it is reasonably certain that an option will be exercised, the impact of such option is included in the lease term for purposes of determining total future lease payments.
Operating leases greater than one year are included in right-of-use assets and operating lease liabilities. Finance leases are included in property, plant and equipment on the Company’s consolidated balance sheet.
During the nine months ended September 30, 2020, the Company recognized two new operating leases for office premises which are included within the lease obligation and right-of-use lines in the condensed consolidated balance sheet. In June 2020, the Company terminated an operating lease for an office premise. The lease was removed from the lease obligation and right-of-use balances in the condensed consolidated balance sheet.
The Company’s finance leases were not material as of September 30, 2020 and December 31, 2019.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
10. Loans Receivable, net

	As of
	September 30, 2020	December 31, 2019
Current portion
Natuera Series A loan(i)	$5,210	$4,575
GrowCo Credit Facility(ii)	2,254	—
Add: Accrued interest	317	89
Total current portion of loans receivable	7,781	4,664
Long term portion
GrowCo Credit Facility(ii)	60,408	31,678
Mucci Promissory Note(iii)	12,648	12,587
Cannasoul Collaboration loan(iv)	1,187	—
Add: Accrued interest	1,905	702
Total long-term portion of loans receivable	76,148	44,967
Total loans receivable	$83,929	$49,631
(i)On July 24, 2020, the Company and its joint venture partner entered into an amendment to the Series A Loan with Natuera to increase the principal amount of the Series A Loan by $6,350, to an aggregate principal amount of $15,500, of which the Company has committed to fund 50% and its joint venture partner has committed to fund the remaining 50%. Outstanding principal amounts continue to bear interest at a fixed annual rate of 5.67% and the maturity date of the Series A Loan has been extended to March 1, 2021.
For the nine months ended September 30, 2020, a loss allowance of $2,552 was recorded against the Natuera Series A Loan related to the Company’s share of net loss from Natuera in excess of the carrying value of the equity method investment. Refer to Note 6.
(ii)On August 23, 2019, the Company entered into a credit agreement with Cronos GrowCo in respect of a C$100,000 ($75,140) secured non-revolving term loan credit facility (the “GrowCo Credit Facility”). The GrowCo Credit Facility will mature on March 31, 2031 and will bear interest at varying rates based on the Canadian prime rate as announced by the Bank of Montreal. Interest began to accrue as of the closing date of the GrowCo Credit Facility and is payable on a quarterly basis until maturity, except that any interest accrued prior to March 31, 2021 will be payable no later than December 31, 2021. Repayment of principal will be made on a quarterly basis commencing on March 31, 2021. The credit facility is secured by substantially all present and after acquired property of Cronos GrowCo and its subsidiaries. Mucci, the other 50% shareholder of Cronos GrowCo, has provided a limited recourse guarantee in favor of Cronos GrowCo, secured by Mucci’s shares in Cronos GrowCo. As of September 30, 2020, Cronos GrowCo had drawn C$85,150 ($63,981) from the Cronos GrowCo Credit Facility.
For the nine months ended September 30, 2020, a current expected credit loss allowance of $1,317 was recorded against the GrowCo Facility.
(iii)On June 28, 2019, the Company entered into a promissory note receivable agreement (the “Mucci Promissory Note”) for C$16,350 ($12,285) with Mucci. The outstanding principal amount of the Mucci Promissory Note bears interest at 3.95% annually and is due within 90 days of demand. The Company does not intend to demand the loan within 12 months. Interest accrued under the Mucci Promissory Note until July 1, 2021 is payable by way of capitalization on the principal amount and interest thereafter must be paid in cash on a quarterly basis. The Mucci Promissory Note is secured by a general security agreement covering all the assets of Mucci.
For the nine months ended September 30, 2020, a current expected credit loss allowance of $258 has been recorded against the Mucci loan.
(iv)On April 1, 2020, Cronos Israel entered into the Cannasoul Collaboration. Cronos Israel has agreed to advance approximately ILS 8,297 (approximately $2,495) by a non-recourse loan to CLS over a period of two years for the capital and operating expenditures of the laboratory. The outstanding principal on the loan bears interest at 3.5% annually and will be repaid through the profits generated from the Cannasoul Collaboration. As of September 30, 2020, CLS has received ILS 4,149 (approximately $1,198).
For the nine months ended September 30, 2020, a current expected credit loss allowance of $25 has been recorded against the Cannasoul Collaboration loan.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
11. Derivative Liabilities
On March 8, 2019, the Company closed the previously announced investment in the Company (the “Altria Investment”) by Altria Group, Inc. (“Altria”), pursuant to a subscription agreement dated December 7, 2018. As of the closing date of the Altria Investment, the Altria Investment consisted of 149,831,154 common shares of the Company as of the closing date, issued to a wholly owned subsidiary of Altria and the Altria Warrant, issued to a wholly owned subsidiary of Altria. As of the closing date of the Altria Investment, Altria beneficially held an approximately 45% ownership interest in the Company (calculated on a non-diluted basis). As summarized in this note, if exercised in full on such date, the exercise of the Altria Warrant would have resulted in Altria holding a total ownership interest in the Company of approximately 55% (calculated on a non-diluted basis). Pursuant to the investor rights agreement between the Company and Altria, entered into in connection with the closing of the Altria Investment (the “Investor Rights Agreement”), the Company granted Altria certain rights, among others, summarized in this note.
The summaries below are qualified entirely by the terms and conditions fully set out in the Investor Rights Agreement and the Altria Warrant, as applicable.
a.The Altria Warrant entitles the holder, subject to certain qualifications and limitations, to subscribe for and purchase up to an additional 10% of the common shares of Cronos (approximately 79.1 million common shares at September 30, 2020) at a per share exercise price of C$19.00 which expires on March 8, 2023.
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

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
A reconciliation of the carrying amounts of the derivative liability is presented below:

	As of July 1, 2020	(Gain) / loss on revaluation	Exercise of rights	Effect from foreign exchange	As of September 30, 2020
(a) Altria Warrant	$165,958	$(82,495)	$—	$2,374	$85,837
(b) Pre-emptive Rights	16,180	(8,702)	—	143	7,621
(c) Top-up Rights	23,576	(14,110)	(680)	411	9,197
	$205,714	$(105,307)	$(680)	$2,928	$102,655

	As of January 1, 2020	(Gain) / loss on revaluation	Exercise of rights	Effect from foreign exchange	As of September 30, 2020
(a) Altria Warrant	$234,428	$(140,547)	$—	$(8,044)	$85,837
(b) Pre-emptive Rights	12,787	(4,777)	—	(389)	7,621
(c) Top-up Rights	49,945	(37,471)	(1,407)	(1,870)	9,197
	$297,160	$(182,795)	$(1,407)	$(10,303)	$102,655

Fluctuations in the Company’s share price are a primary driver for the changes in the derivative valuations during each reporting period. As the share price decreases for each of the related derivative instruments, the liability of the instrument generally decreases. Share price is one of the significant observable inputs used in the fair value measurement of each of the Company’s derivative instruments. During the nine months ended September 30, 2020, the Company’s share price decreased from December 31, 2019 resulting in a gain on revaluation of $182,795.
The fair values of the derivative liabilities were determined using the Black-Scholes pricing model as of September 30, 2020 and December 31, 2019 applying the following inputs:

	As of September 30, 2020			As of December 31, 2019
	Altria Warrant	Pre-emptive Rights	Top-up Rights	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price at valuation date (per share in C$)	$6.69	$6.69	$6.69	$9.97	$9.97	$9.97
Subscription price (per share in C$)	$19.00	$16.25	$16.25	$19.00	$16.25	$16.25
Weighted average risk-free interest rate (i)	0.25%	0.24%	0.20%	1.69%	1.73%	1.71%
Weighted average expected life (in years) (ii)	2.43	1.75	1.13	3.18	1.25	1.66
Expected annualized volatility (iii)	81%	81%	81%	82%	82%	82%
Expected dividend yield	—%	—%	—%	—%	—%	—%
(i)    The risk-free interest rate was based on Bank of Canada government treasury bills and bonds with a remaining term equal to the expected life of the derivative liabilities. The risk-free interest rate uses a range of approximately 0.12% to 0.36% as of September 30, 2020 (December 31, 2019 – 1.66% to 1.73%) for the Pre-emptive Rights and Top-up Rights.
(ii)    The expected life in years represents the period of time that the derivative liabilities are expected to be outstanding. The expected life of the Pre-emptive Rights and Top-up Rights is determined based on the expected term of the underlying options, warrants, and shares, to which the Pre-emptive Rights and Top-up Rights are linked. The expected life uses a range of approximately 0.25 year to 5.25 years as of September 30, 2020 (December 31, 2019 – 0.25 year to 6 years).
(iii)    Volatility was based on an equally weighted blended historical volatility level of the underlying equity securities of the Company and peer companies.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
The following table quantifies each of the significant inputs described above and provides a sensitivity analysis of the impact on the reported values of the derivative liabilities. The sensitivity analysis for each significant input is performed by assuming a 10% decrease in the input while other significant inputs remain constant at management’s best estimate as of the respective dates. A decrease in the inputs noted below would cause a decrease in derivative liability and as of September 30, 2020, there would be an equal but opposite impact on net income (loss).

	Decrease as of September 30, 2020			Decrease as of December 31, 2019
	Altria Warrant	Pre-emptive Rights	Top-up Rights	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price	$16,133	$1,598	$2,196	$36,436	$2,743	$9,577
Weighted average expected life	9,996	1,304	1,999	17,471	2,366	2,178
Expected annualized volatility	19,188	1,737	2,347	33,343	2,180	7,714
These inputs are classified in Level 3 on the fair value hierarchy and are subject to volatility and several factors outside of the Company’s control, which could significantly affect the fair value of these derivative liabilities in future periods.

12. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of
	September 30, 2020	December 31, 2019
Cost
Land	$3,037	$3,071
Building	148,112	149,690
Furniture and equipment	17,161	10,079
Computer equipment	669	526
Leasehold improvements	3,400	1,758
Construction in progress	14,267	3,569
Less: accumulated depreciation	(15,242)	(8,745)
Total	$171,404	$159,948
Depreciation expense included in cost of sales relating to manufacturing equipment and production facilities for the nine months ended September 30, 2020 was $1,935 (September 30, 2019 – $1,628). Depreciation expense included in operating expenses related to general office space and equipment for the nine months ended September 30, 2020 was $1,682 (September 30, 2019 – $577). The remaining depreciation is included in inventory.
For the nine months ended September 30, 2020, there was no capitalized interest included in construction in progress (September 30, 2019 – $367).

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
13. Intangible Assets and Goodwill
The ongoing restrictions and closures experienced by retail stores in the U.S. as a result of the COVID-19 pandemic have negatively impacted sales and demand which has resulted in slower than expected revenue growth in the U.S. reporting unit. The Company expects the revenue growth and operating results in the U.S. reporting unit to continue to be negatively impacted as the decrease in customer demand and retail closures are expected to continue as a result of the pandemic. The Company performed an interim impairment test as of June 30, 2020 on the U.S. reporting unit, which holds the Redwood goodwill, as well as the indefinite-lived intangible asset (Lord Jones™ brand) to determine whether the carrying amount of the reporting unit and intangible asset exceeded their respective fair values. The Company reassessed its estimates and forecasts during the second quarter of 2020 to determine the fair values of the reporting unit and intangible asset. The fair values were determined using a discounted cash flow method on the reporting unit and the relief-from-royalty method on the Lord Jones™ brand. Based on these valuations, the carrying value exceeded the fair value resulting in an impairment on both the reporting unit as well as the Lord Jones™ brand. The Company does not believe the declines in fair values are temporary.
The Company recorded $35,000 of impairment charges on the U.S. reporting unit and $5,000 on the Lord Jones™ brand for the nine months ended September 30, 2020. No impairment loss was recorded for either goodwill or intangible assets during the three months ended September 30, 2020 or during the three and nine months ended September 30, 2019.
(a)Intangible assets
Intangible assets are comprised of the following items:

	Weighted average amortization period (in years)	As of September 30, 2020
		Cost	Accumulated amortization	Impairment charges	Net
Software	5	$575	$(234)	$—	$341
ERP system	5	2,851	(130)	—	2,721
Health Canada licenses	17	7,211	(1,102)		6,109
Lord Jones™ brand	N/A	64,000	—	(5,000)	59,000
Trademarks	N/A	146	—	—	146
Israeli codes(i)	25	300	(13)	—	287
		$75,083	$(1,479)	$(5,000)	$68,604
(i)The Israeli codes were transferred by non-controlling interests to Cronos Israel in exchange for their equity interests in the Cronos Israel entities specified above.

	Weighted average amortization period (in years)	As of December 31, 2019
		Cost	Accumulated amortization	Net
Software	5	$541	$(202)	$339
Health Canada licenses	17	7,387	(821)	6,566
Lord Jones™ brand	N/A	64,000	—	64,000
Trademarks	N/A	36	—	36
Israeli codes(i)	25	298	(4)	294
		$72,262	$(1,027)	$71,235
(i)The Israeli codes were transferred by non-controlling interests to Cronos Israel in exchange for their equity interests in the Cronos Israel entities specified above.

The aggregate amortization for the nine months ended September 30, 2020 was $570 (September 30, 2019 – $480). There were no disposals of software during the three months ended September 30, 2020 and 2019.
The amortization expense for the next five years on intangible assets in use is estimated to be as follows: 2021 – $573; 2022 – $562; 2023: $529; 2024 – $524; 2025 – $509.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
(b)Goodwill

	As of December 31, 2019	Additions	Impairment charges	Effect of foreign exchange	As of September 30, 2020
Peace Naturals	1,078	—	—	(33)	1,045
Redwood	213,414	—	(35,000)	—	178,414
	$214,492	$—	$(35,000)	$(33)	$179,459

14. General and Administrative Expenses
General and administrative expense are comprised of the following items:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Salaries and wages	$4,611	$7,789	$18,412	$13,137
Professional and consulting	4,295	4,694	13,144	11,948
Office and general	4,449	1,643	11,064	7,166
Review costs related to restatement of 2019 interim financial statements(i)	958	—	8,824	—
Other	4,547	2,076	9,604	2,736
Total	$18,860	$16,202	$61,048	$34,987
(i)These financial statement review costs include costs related to the restatement of the Company’s 2019 interim financial statements, costs related to the Company’s responses to requests for information from various regulatory authorities relating to such restatement and legal costs defending shareholder class action complaints brought against the Company as a result of the restatement.

15. Share-based Payments
(a)Warrants
The following is a summary of the changes in warrants during the nine months ended September 30, 2020 and 2019:

	Weighted average exercise price (C$)	Number of warrants
Balance as of January 1, 2020	$0.26	18,066,662
Exercise of warrants	0.27	(5,626,410)
Balance as of September 30, 2020	$0.25	12,440,252

Balance as of January 1, 2019	$0.26	25,457,623
Exercise of warrants	0.26	(7,390,961)
Balance as of September 30, 2019	$0.26	18,066,662

As of September 30, 2020, the Company had outstanding warrants as follows. For a description of the Altria Warrant, see Note 11.

Grant date	Expiry date	Weighted average exercise price (C$)	Number of warrants
October 8 – 28, 2015	October 8 – 28, 2020	$0.31	452,903
May 13 – 27, 2016	May 13 – 27, 2021	0.25	11,987,349
As of September 30, 2020		$0.25	12,440,252

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
(b)Stock options
(i)Stock option plans
The Company adopted an amended and restated stock option plan dated May 26, 2015 (the “2015 Stock Option Plan”) which was approved by shareholders of the Company at the annual general meeting of shareholders held on June 28, 2017. The 2015 Stock Option Plan allowed the Company’s Board of Directors (the “Board”) to award options to purchase shares to directors, officers, key employees and service providers of the Company. As of June 28, 2018, no further awards will be granted under the 2015 Stock Option Plan; however, shares may be purchased via option exercise by the holders of any outstanding options previously issued under the 2015 Stock Option Plan. As of September 30, 2020, options to purchase 10,443,447 Company common shares were outstanding under the 2015 Stock Option Plan.
On June 28, 2018, the shareholders of the Company approved a stock option plan (the “2018 Stock Option Plan”), which replaced the 2015 Stock Option Plan. As of June 25, 2020, the date on which the 2020 Omnibus Plan (as defined below) was approved by the shareholders of the Company, no further awards will be granted under the 2018 Stock Option Plan; however, shares may be purchased via option exercise by the holders of any outstanding options previously issued under the 2018 Stock Option Plan. As of September 30, 2020, options to purchase 1,641,759 Company common shares were outstanding under the 2018 Stock Option Plan.
On March 29, 2020, the Board adopted a new omnibus equity incentive plan (the “2020 Omnibus Plan”), which was approved by the shareholders of the Company at the annual and special meeting of shareholders held on June 25, 2020. The 2020 Omnibus Plan provides for grants of stock options, share appreciation rights, restricted shares, restricted share units (“RSUs”) and other share-based or cash-based awards, which are subject to terms as determined by the Compensation Committee of the Board, and awards may be granted to eligible employees, non-employee directors and consultants. As of September 30, 2020, options to purchase 2,000,000 Company common shares were outstanding under the 2020 Omnibus Plan.
For the three and nine months ended September 30, 2020, the total stock-based compensation expense associated with the stock options was $1,551 and $5,051 respectively (September 30, 2019 – $3,531 and $7,949, respectively).
(ii) Summary of changes
The following is a summary of the changes during the nine months ended September 30, 2020 and 2019:

	Weighted average exercise price (C$)	Number of options	Weighted average remaining contractual term (years)
Balance as of January 1, 2020	$4.84	14,149,502	2.56
Issuance of options(i)	6.96	2,000,000
Exercise of options	2.04	(1,841,863)
Cancellation, forfeiture and expiry of options	15.06	(222,433)
Balance as of September 30, 2020	$5.34	14,085,206	2.54
Exercisable as of September 30, 2020	$3.56	9,381,601	1.57

Balance as of January 1, 2019	$2.99	12,902,995	3.35
Issuance of options	20.08	1,534,162
Exercise of options	3.72	(254,199)
Cancellation, forfeiture and expiry of options	—	(5,083)
Balance as of September 30, 2019	$4.83	14,177,875	2.81
Exercisable as of September 30, 2019	$2.66	7,442,390	2.47
(i)On September 9, 2020, options to purchase 2,000,000 Company common shares were granted to Kurt Schmidt in connection with his appointment as President and Chief Executive Officer of the Company under the 2020 Omnibus Plan.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
(iii)Fair value of options issued
The fair value of the options issued was determined using the Black-Scholes option pricing model, using the following inputs:

	For the nine months ended September 30,
	2020	2019
Share price at grant date (per share)	C$6.96	C$15.34 - C$24.75
Exercise price (per option)	C$6.96	C$15.34 - C$24.75
Risk-free interest rate	0.43%	1.39% - 1.62%
Expected life of options (in years)(i)	5	5
Expected annualized volatility	91%	89%
Expected dividend yield	—%	—%
Weighted average Black-Scholes value at grant date (per option)	C$4.84	C$10.6 - C$15.91
Forfeiture rate	—%	—%
(i)The expected life of the awards represents the period of time stock options are expected to be outstanding and is estimated considering vesting terms and employees’ and non-employees’ historical exercise and post-vesting employment termination behavior. Volatility was based on an equally weighted blended historical volatility level of the underlying equity securities of the Company and peer companies. The risk-free interest rate was based on the Bank of Canada government bonds with a remaining term equal to the expected life of the options at the grant date.
During the nine months ended September 30, 2020, the weighted average fair value per share at grant date of options was C$4.84 (nine months ended September 30, 2019 - C$13.32).
(c)Restricted share units
For the three and nine months ended September 30, 2020, the Company recorded $6,365 and $7,847, respectively (for three and nine months ended September 30, 2019 – $186) in share-based compensation expense related to the issuance of RSUs during such periods.

The following is a summary of the changes in RSUs from January 1, 2020 to September 30, 2020:

	Number of RSUs	Weighted average grant date fair value (C$)
Balance as of January 1, 2020	732,972	$15.34
Granted(i)	814,874	7.32
Vested and issued(ii)	(732,972)	15.34
Cancellation and forfeitures	(9,497)	7.52
Balance as of September 30, 2020	805,377	$7.32
(i)On September 9, 2020, the Company issued 450,000 RSUs to Mr. Schmidt in connection with his appointment as President and Chief Executive Officer of the Company under the 2020 Omnibus Plan. The RSUs vest on September 10, 2023, subject to Mr. Schmidt’s continued employment through such date. The vesting of such RSUs is not subject to the achievement of any performance criteria.
In August 2020 and May 2020, the Company issued an aggregate of 85,597 and 279,277 RSUs, respectively, to certain employees under the 2020 Omnibus Plan. Each RSU entitles the holder thereof to receive upon vesting one common share of the Company. The RSUs vest annually in equal installments over a three-year period following the grant date, subject to such holder’s continued employment through each vesting date. The vesting of such RSUs is not subject to the achievement of any performance criteria.
(ii)On July 20, 2020, the Company entered into separation agreements with Robert Rosenheck and another Redwood Wellness, LLC (“Redwood”) employee pursuant to which they resigned from their employment with Redwood. In connection with such separation agreements, 732,972 outstanding and unvested RSUs were accelerated and vested during the three months ended September 30, 2020.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
The following is a summary of the changes in RSUs from January 1, 2019 to September 30, 2019:

	Number of RSUs	Weighted average grant date fair value (C$)
Balance as of January 1, 2019	—	$—
Granted(i)	732,972	15.34
Balance as of September 30, 2019	732,972	$15.34
(i)During the three months ended September 30, 2019, the Company issued an aggregate of 732,972 RSUs to Mr. Rosenheck and another Redwood employee in connection with the acquisition of four Redwood Holding Group, LLC subsidiaries. These RSUs were accelerated and vested during the three months ended September 30, 2020.
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
The following is a summary of the changes in DSUs from January 1, 2020 to September 30, 2020:

	Number of DSUs	Financial liability
Balance as of January 1, 2020	33,397	$255
Granting and vesting of DSUs	58,380	338
Liabilities settled	(8,484)	(46)
Loss (gain) on revaluation	—	(128)
Balance as of September 30, 2020	83,293	$419
The following is a summary of the changes in DSUs from January 1, 2019 to September 30, 2019:

	Number of DSUs	Financial liability
Balance as of January 1, 2019	—	$—
Granting and vesting of DSUs	33,937	454
Loss (gain) on revaluation	—	(147)
Balance as of September 30, 2019	33,937	$307

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
16. Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share from continuing operations are calculated using the following numerators and denominators:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Basic earnings per share computation
Net income (loss) attributable to common shareholders of Cronos Group	$69,506	$604,446	$38,615	$1,104,564
Weighted average number of common shares outstanding	350,288,783	338,957,949	349,397,156	297,964,058
Basic earnings per share(i)	$0.20	$1.78	$0.11	$3.71
Diluted earnings per share computation
Net income (loss) used in the computation of basic earnings per share	$69,506	$604,446	$38,615	$1,104,564
Adjustment for gain (loss) on revaluation of derivative liabilities	(680)	(6,952)	(1,407)	(798,799)
Net income (loss) used in the computation of diluted income per share	$68,826	$597,494	$37,208	$305,765

Weighted average number of common shares outstanding used in the computation of basic earnings per share	350,288,783	338,957,949	349,397,156	297,964,058
Dilutive effect of warrants	12,514,864	17,792,227	17,126,222	20,080,244
Dilutive effect of stock options	6,688,620	10,435,804	7,992,139	11,030,736
Dilutive effect of RSUs	126,753	732,972	215,934	732,972
Dilutive effect of Altria Warrant	—	—	—	1,833,853
Dilutive effect of Top-up Rights – exercised and exercisable fixed price	—	1,349,720	—	1,976,828
Weighted average number of common shares for computation of diluted income (loss) per share	369,619,020	369,268,672	374,731.451	333,618,691
Diluted earnings per share(i)	$0.19	$1.62	$0.10	$0.92
(i) Basic and dilutive earnings per share from discontinued operations were $0.00 for the three and nine months ended September 30, 2020 and 2019.
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because conditions for contingently issuable shares were not satisfied at the end of the reporting periods.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Ginkgo equity milestones	14,674,904	14,674,904	14,674,904	14,674,904
Pre-emptive Rights	12,006,740	12,006,740	12,006,740	12,006,740
Top-up Rights – fixed price	22,551,531	25,126,670	22,551,531	25,126,670
Top-up Rights – market price	3,065,570	1,255,223	3,065,570	1,255,223
Altria Warrant	79,051,981	76,392,046	79,051,981	—
Stock options	2,017,176	1,346,902	1,571,134	51,830
Total anti-dilutive securities	133,367,902	130,802,485	132,921,860	53,115,367

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
17. Related Party Transactions and Balances
On March 8, 2019, in connection with the Altria Investment, Altria, through certain of its wholly owned subsidiaries, purchased a 45% equity interest in the Company.
The Company incurred the following expenses for consulting services from Altria Pinnacle LLC, a subsidiary of Altria (“Altria Pinnacle”):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Altria Pinnacle – expense	$160	$1,772	$1,113	$1,772
Total	$160	$1,772	$1,113	$1,772

The following is a summary of amounts payable related to the consulting services with Altria Pinnacle:

	As of
	September 30, 2020	December 31, 2019
Altria Pinnacle – payable	$5	$1,152
Total	$5	$1,152

During 2019, the Company purchased machinery and equipment amounting to $1,258 from a subsidiary of Altria. Refer to Note 19 for additional information.
Refer to Note 11 for further information on the derivative liabilities related to the Altria Investment.
There were no other material related party transactions for the three and nine months ended September 30, 2020 and 2019.

18. Segment Information
Segment reporting is prepared on the same basis that the Company’s chief operating decision makers (the “CODMs”) manage the business, make operating decisions and assess the Company’s performance. The Company determined that it has the following two reportable segments: United States and Rest of World. The United States operating segment consists of the manufacture and distribution of hemp-derived CBD infused products. The Rest of World operating segment is involved in the cultivation, manufacture, and marketing of cannabis and cannabis-derived products for the medical and adult-use markets. These two segments represent the geographic regions in which the Company operates and the different product offerings within each geographic region. The results of each segment are regularly reviewed by the CODMs to assess the performance of the segment and make decisions regarding the allocation of resources. The CODMs review operating income (loss) as the measure of segment profit or loss to evaluate performance of and allocate resources for its reportable segments. Operating income (loss) is defined as net revenue less cost of sales and operating expenses. Corporate expenses are expenses that relate to the consolidated business and not to an individual operating segment. The Company’s method of allocating corporate costs is refined periodically.
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

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
Segment data was as follows for the three months ended September 30, 2020:

	Three months ended September 30, 2020
	United States	Rest of World	Corporate expenses	Total
Consolidated statements of net income (loss) and comprehensive income (loss)
Net revenue
Cannabis flower	$—	$7,958	$—	$7,958
Cannabis extracts	1,639	1,504	—	3,143
Other	—	257	—	257
Net revenue	$1,639	$9,719	$—	$11,358

Share of loss from investments in equity accounted investees	$—	$1,327	$—	$1,327

Interest income	3	3,844	—	3,847
Interest expense	—	(66)	—	(66)
Interest income, net	$3	$3,778	$—	$3,781

Impairment loss on goodwill and intangible assets	$—	$—	$—	$—
Depreciation and amortization	35	851	—	886
Income tax expense	143	845	—	988
Income (loss) from discontinued operations	—	(473)	—	(473)
Net income (loss)	(14,004)	93,447	(10,979)	68,464

Segment data was as follows for the nine months ended September 30, 2020:

	Nine months ended September 30, 2020
	United States	Rest of World	Corporate expenses	Total
Consolidated statements of net income (loss) and comprehensive income (loss)
Net revenue
Cannabis flower	$—	$16,373	$—	$16,373
Cannabis extracts	5,989	6,821	—	12,810
Other	—	490	—	490
Net revenue	$5,989	$23,684	$—	$29,673

Share of loss from investments in equity accounted investees	$—	$3,293	$—	$3,293

Interest income	16	15,406	—	15,422
Interest expense	—	(156)	—	(156)
Interest income, net	$16	$15,250	$—	$15,266

Impairment loss on goodwill and intangible assets	$40,000	$—	$—	$40,000
Depreciation and amortization	104	2,148	—	2,252
Income tax expense	143	845	—	988
Income (loss) from discontinued operations	—	(519)	—	(519)
Net income (loss)	(71,571)	132,704	(24,691)	36,442

Consolidated balance sheets
Total assets	$251,835	$369,621	$1,297,473	$1,918,929
Investments in equity accounted investees	—	19,059	—	19,059
Goodwill	178,414	1,045	—	179,459
Purchase of property, plant and equipment, net	294	21,040	—	21,334

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
Sources of net revenue for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Cannabis flower	$7,958	$4,266	$16,373	$12,187
Cannabis extracts	3,143	1,500	12,810	4,138
Other	257	19	490	117
Net revenue	$11,358	$5,785	$29,673	$16,442
Net revenue attributed to a geographic region based on the location of the customer were as follows:

	Three months ended September 31,		Nine months ended September 31,
	2020	2019	2020	2019
Canada	$9,205	$5,093	$22,712	$15,416
United States	1,639	675	5,989	675
Other countries	514	17	972	351
Net revenue	$11,358	$5,785	$29,673	$16,442
Property, plant and equipment assets were physically located in the following geographic regions:

	As of September 30, 2020	As of December 31, 2019
Canada	$146,292	$139,160
United States	2,302	2,103
Other countries	22,810	18,685
Total	$171,404	$159,948
The Company sells products through a limited number of major customers. Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s revenues and greater than 10% of accounts receivable.
United States
During the three and nine months ended September 30, 2020 and 2019, the U.S. segment had no major customers.
As of September 30, 2020, $41 (December 31, 2019 – $12) in expected credit losses has been recognized on receivables from contracts with customers.
Rest of World
During the three months ended September 30, 2020, the Rest of World segment earned a total net revenue before excise taxes of $9,790 from four major customers, Société Québécoise du Cannabis, Alberta Gaming, Liquor and Cannabis Commission, Ontario Cannabis Retail Corporation, and BC Liquor Distribution Branch accounting for 26%, 22%, 20% and 14%, respectively, of the Company’s total revenue (three months ended September 30, 2019 – $3,351 from two major customers, together accounting for 58% of the Company’s total revenues).
During the nine months ended September 30, 2020, the Rest of World segment earned a total net revenue before excise taxes of $22,142 from the same four major customers as mentioned above, accounting for 18%, 23%, 16%, and 17%, respectively, of the Company’s total revenue (nine months ended September 30, 2019 – $7,101 from two major customers, together accounting for 43% of the Company’s total revenues).
As of September 30, 2020, $23 (December 31, 2019 – $124) in expected credit losses has been recognized on receivables from contracts with customers.
During the three months ended September 30, 2020, the Company classified OGBC as held-for-sale. The loss from discontinued operations from the Rest of World segment for the three and nine months ended September 30, 2020 was $473 and $519, respectively. The loss from discontinued operations from the Rest of World segment for the three and nine months ended September 30, 2019 was $36 and $63, respectively.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020
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
(b)Altria consulting services
On February 18, 2019, the Company entered into an agreement with a wholly owned subsidiary of Altria (which agreement was subsequently amended and restated to substitute Altria Pinnacle as a party thereto), to receive strategic advisory and project management services from Altria Pinnacle (the “Services Agreement”). Pursuant to the Services Agreement, the Company will pay Altria Pinnacle a monthly fee equal to the product of 105% and the sum of: (i) all costs directly associated with the services incurred during the monthly period, and (ii) a reasonable and appropriate allocation of indirect costs incurred during the monthly period. The Company will also pay all third-party direct charges incurred during the monthly period in connection with the services, including any reasonable and documented costs, fees and expenses associated with obtaining any consent, license or permit. The Services Agreement will remain in effect until terminated by either party.
(c)Use of publicity rights in brand development
On December 23, 2019, the Company issued 856,017 restricted common shares to Kristen Bell, an accredited investor, in a private placement (“Private Placement – 2019”) in reliance on Section 4(a)(2) of the Securities Act of 1933 in connection with the use of certain publicity rights in the brand development of Happy Dance™. One-third of such common shares vested on January 31, 2020 with the remaining shares vesting in two equal installments on June 23, 2021, and December 23, 2022. The issuance did not involve a public offering and was made without general solicitation or advertising. The total fair value of the consideration paid for the issuance of such common shares was approximately $6,000. The fair value of the shares was calculated using the ten-day volume weighted average price per share of the Company’s common shares on Nasdaq.
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

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
20. Contingencies
The Company is subject to various legal proceedings in the ordinary course of its business and in connection with its marketing, distribution and sale of its products. Many of these legal proceedings are in the early stages of litigation and seek damages that are unspecified or not quantified. Although the outcome of these matters cannot be predicted with certainty, the Company does not believe these legal proceedings, individually or in the aggregate, will have a material adverse effect on the its financial condition but could be material to the its results of operations for a quarterly period depending, in part, on its results for that quarter.
(a)Class action complaints relating to restatement
On March 11 and 12, 2020, two alleged shareholders of the Company separately filed two putative class action complaints in the U.S. District Court for the Eastern District of New York against the Company and its former Chief Executive Officer (now Executive Chairman) and Chief Financial Officer alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The complaints generally allege that certain of the Company’s prior public statements about revenues and internal controls were incorrect based on the Company’s March 2, 2020, disclosure that the Audit Committee of its Board of Directors was conducting a review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel. The complaints do not quantify a damage request. Defendants have not yet responded to the complaints.
On June 3, 2020, an alleged shareholder filed a Statement of Claim in the Ontario Superior Court of Justice in Toronto, Ontario, Canada, seeking, among other things, an order certifying the action as a class action on behalf of a putative class of shareholders and damages of an unspecified amount. The Statement of Claim names the Company, its former Chief Executive Officer (now Executive Chairman), Chief Financial Officer, former Chief Financial Officer and Chief Commercial Officer, and current and former members of its Board of Directors as defendants and alleges breaches of the Ontario Securities Act, oppression under the Ontario Business Corporations Act and common law misrepresentation. The Statement of Claim generally alleges that certain of the Company’s prior public statements about revenues and internal controls were misrepresentations based on the Company’s March 2, 2020 disclosure that the Audit Committee of its Board of Directors was conducting a review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel, and the Company’s subsequent restatement. The Statement of Claim does not quantify its damage request. The Company and the other named defendants have not yet filed a response to the Statement of Claim.
(b)Regulatory reviews relating to restatement
The Company has been responding to requests for information from various regulatory authorities relating to its previously disclosed restatement of its financial statements for the first three quarters of 2019. The Company is responding to all such requests for information and cooperating with all regulatory authorities. The Company cannot predict the outcome of any such regulatory review or investigation and it is possible that additional investigations or one or more formal proceedings may be commenced against the Company and its current and former officers and directors in connection with these regulatory reviews and investigations.
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
A number of claims, including purported class actions, have been brought in the U.S. against companies engaged in the U.S. hemp business alleging, among other things, violations of state consumer protection, health and advertising laws. On April 8, 2020, a putative class action complaint was filed in the U.S. District Court for the Central District of California against Redwood, alleging violations of California’s Unfair Competition Law, False Advertising Law, Consumers Legal Remedies Act, and breaches of the California Commercial Code for breach of express warranties and implied warranty of merchantability with respect to Redwood’s marketing and sale of U.S. hemp products. The complaint does not quantify a damage request. On April 10, 2020, the class action complaint was dismissed for certain pleading deficiencies and the plaintiff was granted leave until April 24, 2020 to amend the complaint to establish federal subject matter jurisdiction. On April 28, 2020, the action was dismissed without prejudice for failure to prosecute and for failure to comply with a court order. As of the date of this Quarterly Report, the plaintiff has not refiled the complaint.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020
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
(a)Credit risk
Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk from its operating activities, primarily accounts receivable and other receivables, and its investing activities, including cash held with banks and financial institutions, short-term investments, loan receivable, and advances to joint ventures. The Company’s maximum exposure to this risk is equal to the carrying amount of these financial assets, which amounted to $1,401,606 as of September 30, 2020 (December 31, 2019 – $1,586,978).
(i)Accounts receivable
An impairment analysis is performed at each reporting date using a provision matrix to measure expected credit losses. The provision rates are based on the days past due for groupings of various customer segments with similar loss patterns. The calculation reflects the probability-weighted outcome, the time value of money and reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Accounts receivable are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, among others, the failure of a debtor to engage in a repayment plan, and a failure to make contractual payments for a period of greater than 120 days past due. For the three months ended September 30, 2020, the Company recorded a current expected credit loss allowance of $64 (December 31, 2019 – $136). The Company has assessed that there is a concentration of credit risk, as 59% of the Company’s accounts receivable were due from four customers as of September 30, 2020 (December 31, 2019 – 56% due from two customers) with an established credit history with the Company.
(ii)Cash and cash equivalents, short-term investments, and other receivables
The Company held cash and cash equivalents of $1,097,846 as of September 30, 2020 (December 31, 2019 – $1,199,693). The short-term investments and related interest receivable of $202,883 as of September 30, 2020 (December 31, 2019 – $306,347) represents short-term investments with a maturity of less than a year and accrued interest as of period end. The cash and cash equivalents and short-term investments, including guaranteed investment certificates and bankers’ acceptances, are held with central banks and financial institutions that are highly rated. In addition to interest receivable, other receivables include sales taxes receivable from the government. As such, the Company has assessed an insignificant loss allowance on these financial instruments.
(iii)Advances to joint ventures
The Company has assessed the credit risk of advances to joint ventures based on the financial position of the borrowers, and the regulatory and economic environment of the borrowers. The expected loss rates are based on the historical credit losses experienced. Where appropriate, the historical loss rates are adjusted to reflect current and forward-looking information. The Company has assessed an expected credit loss allowance on these advances as of September 30, 2020 to be $nil (December 31, 2019 – $nil).
(b) Liquidity risk
Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due and arises principally from the Company’s accounts payable and other liabilities. The Company’s policy is to review liquidity resources and ensure that sufficient funds are available to meet financial obligations as they become due. Further, the Company’s management is responsible for ensuring funds exist and are readily accessible to support business opportunities as they arise. The Company’s funding is primarily provided in the form of capital raised through the issuance of common shares and warrants. As of September 30, 2020, the Company had no concentration risk of vendors (December 31, 2019 – 42% due to three vendors).

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
(c)Market risk
Market risk is the risk that the fair value of, or future cash flows from, the Company’s financial instruments will significantly fluctuate due to changes in market prices. The value of financial instruments can be affected by changes in interest rates, market and economic conditions, and equity and commodity prices. The Company is exposed to market risk in divesting its investments, such that unfavorable market conditions could result in dispositions of investments at less than their carrying values. Further, the revaluation of securities classified as fair value through net income could result in significant write-downs of the Company’s investments, which would have an adverse impact on the Company’s financial position, unless these would flow through other comprehensive income.
The Company manages market risk by having a portfolio of securities from multiple issuers so that the Company is not materially exposed to any one issuer.
(d)    Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those which possess a short-term to maturity. A 10% change in the interest rate in effect on September 30, 2020 and December 31, 2019, would not have a material effect on (i) fair value of the cash equivalents and short-term investments as the majority of the portfolio has a maturity date of three months or less, or (ii) interest income. Management continues to monitor external interest rates and revise the Company’s investment strategy as a result.
During the nine months ended September 30, 2020, the Company had net interest income of $15,266 (September 30, 2019 – $20,455). During the three and nine months ended September 30, 2020, the Company’s average variable interest rate fell 0.03% and 1.44%, respectively. Had the interest rates been consistent, net interest income would have increased by $303 and $15,214, respectively for the three and nine months ended September 30, 2020.
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
As of September 30, 2020, the Company had foreign currency gain (loss) on translation of $(35,654) (September 30, 2019 – $9,424). A 10% change in the exchange rates for the U.S. dollar would affect the carrying value of net assets by approximately $176,449 as of September 30, 2020 (December 31, 2019 –$174,902).

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020
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
The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

September 30, 2020	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,097,846	$—	$—	$1,097,846
Short-term investments	202,883	—	—	202,883
Derivative liabilities	—	—	102,655	102,655

December 31, 2019	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,199,693	$—	$—	$1,199,693
Short-term investments	306,347	—	—	306,347
Derivative liabilities	—	—	297,160	297,160
There were no transfers between categories during the periods presented.

23. Supplementary Cash Flow Information
The net changes in non-cash working capital items are as follows:

	For the nine months ended September 30,
	2020	2019
Accounts receivable	$(1,448)	$(1,991)
Other receivables	(3,169)	(3,315)
Prepaids and other assets	(1,137)	(5,930)
Current portion of loans receivable	—	(4,607)
Inventory, net	(18,316)	(33,903)
Accounts payable and other liabilities	3,711	23,676
Cumulative effect from foreign exchange	(8,764)	—
Add back: net working capital assumed on acquisition	—	972
Total	$(29,123)	$(25,098)

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2020
(In thousands of U.S. dollars, except for gram and share amounts, unaudited)
24. Held-For-Sale Assets and Discontinued Operations
During the three months ended September 30, 2020, the Company advanced its plans for the sale and disposal of substantially all of the assets of OGBC.
As a result, OGBC’s results of operations have been reclassified as discontinued operations in the accompanying condensed consolidated financial statements. Accordingly, the assets and liabilities of OGBC are separately reported as assets and liabilities “held-for-sale” as of September 30, 2020 on the consolidated balance sheet. For comparative purposes, amounts in the prior periods have been reclassified to conform to current year presentation, as disclosed in Note 2(e). The Company recorded $919 as a valuation allowance upon reclassification of assets as held-for-sale on OGBC for the three and nine months ended September 30, 2020.
The following table summarizes the financial information for discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Consolidated statements of net income (loss) and comprehensive income (loss)
OGBC income from discontinued operations, net of income taxes	$(473)	$(36)	$(519)	$(63)

	As of
	September 30, 2020	December 31, 2019
Consolidated balance sheets
Long-term assets classified as discontinued operations	2,066	3,248

25. Non-monetary Transactions
During the nine months ended September 30, 2020, the Company had no non-monetary transactions.
On March 28, 2019, the Company entered into two transactions to simultaneously purchase and sell inventory to a third party. The Company purchased cannabis resin from the third party and in turn sold cannabis dry flower to the third party. The transactions involved the exchange of work in progress inventory and were accounted for at the carrying value of inventory transferred by the Company, which equaled the value of the cannabis resin received. No revenue was recognized as a result of this transaction and no gain or loss was recognized in the condensed consolidated statements of net income (loss) and comprehensive income (loss).
In September 2019, the Company entered into three transactions to simultaneously purchase and sell inventory to a third party. The Company purchased cannabis resin and cannabis tincture oil and in turn sold cannabis dry flower to the third party. The transactions involved the exchange of work in progress inventory and were accounted for in accordance with ASC 845 Non-monetary transactions at the carrying value of inventory transferred by the Company. $2,300 was recognized in revenue as a result of this transaction and no gain or loss was recognized in the consolidated statements of net income (loss) and comprehensive income (loss).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read together with other information, including Cronos Group’s condensed consolidated financial statements and the related notes to those statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (this “Quarterly Report”), consolidated financial statements appearing in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2019 (as amended, the “Annual Report”), Part I, Item 1A, Risk Factors, of the Annual Report and Part 2, Item 1A, Risk Factors, of this Quarterly Report.
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
•laws and regulations and any amendments thereto applicable to our business and the impact thereof, including uncertainty regarding the application of United States (“U.S.”) state and federal law to U.S. hemp (including CBD) products and the scope of any regulations by the U.S. Federal Drug Administration, the U.S. Federal Trade Commission, the U.S. Patent and Trademark Office and any state equivalent regulatory agencies over U.S. hemp (including CBD) products;
•expectations regarding the regulation of the U.S. hemp industry in the U.S., including the promulgation of regulations for the U.S. hemp industry by the U.S. Department of Agriculture;
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
•expectations regarding the implementation and effectiveness of key personnel changes;
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
•expectations regarding acquisitions and dispositions and the anticipated benefits therefrom, including the Redwood Acquisition and the acquisition of certain assets from Apotex Fermentation Inc., including a GMP-compliant fermentation and manufacturing facility in Winnipeg, Manitoba (operating as “Cronos Fermentation”), and the proposed sale of our Original B.C. Ltd. (“OGBC”) production facility;
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

The Forward-Looking Statements contained herein are based upon certain material assumptions that were applied in drawing a conclusion or making a forecast or projection, including: (i) our ability, and the abilities of our joint ventures and our suppliers and distributors, to effectively deal with the restrictions, limitations and health issues presented by the COVID-19 pandemic and the ability to continue our production, distribution and sale of our products and customer demand for and use of our products; (ii) management’s perceptions of historical trends, current conditions and expected future developments; (iii) our ability to generate cash flow from operations; (iv) general economic, financial market, regulatory and political conditions in which we operate; (v) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (vi) consumer interest in our products; (vii) competition; (viii) anticipated and unanticipated costs; (ix) government regulation of our activities and products including but not limited to the areas of taxation and environmental protection; (x) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (xi) our ability to obtain qualified staff, equipment and services in a timely and cost-efficient manner; (xii) our ability to conduct operations in a safe, efficient and effective manner; (xiii) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our recent acquisitions into our existing operations; (xiv) our ability to complete planned dispositions, including the sale of OGBC, and, if completed, obtain our anticipated sales price; and (xv) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.
By their nature, Forward-Looking Statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct, and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the Forward-Looking Statements in this Quarterly Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, the risk that the COVID-19 pandemic may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; the risk that cost savings and any other synergies from the Altria Investment may not be fully realized or may take longer to realize than expected; the risk that we will not complete planned dispositions, including the sale of OGBC, or, if completed, obtain our anticipated sales price; disruption of production, distribution and sales as a result of the COVID-19 pandemic and any adverse effects the COVID-19 pandemic has on the demand for and use of our products; the implementation and effectiveness of key personnel changes; disruption from the Altria Investment making it more difficult to maintain relationships with customers, employees or suppliers; future levels of revenues; consumer demand for cannabis and U.S. hemp products; our ability to manage disruptions in credit markets or changes to our credit rating; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; the success or timing of completion of ongoing or anticipated capital or maintenance projects; business strategies, growth opportunities and expected investment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); the potential effects of judicial, regulatory or other proceedings on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the anticipated effects of actions of third parties such as competitors, activist investors or federal (including U.S. federal), state, provincial, territorial or local regulatory authorities, self-regulatory organizations, plaintiffs in litigation or persons threatening litigation; changes in regulatory requirements in relation to our business and products; and the factors discussed under Part I, Item 1A, Risk Factors, of the Annual Report and Item 1A, Risk Factors in Part II of this Quarterly Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on Forward-Looking Statements.
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

Foreign currency exchange rates
All currency amounts in this Quarterly Report are stated in U.S. dollars, which is the Company’s reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of the Company’s foreign operations are translated into dollars at the exchange rate in effect as of September 30, 2020 and December 31, 2019. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The consolidated statements of net income (loss) and comprehensive income (loss) and consolidated statements of cash flows of the Company’s foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period using Bloomberg.
The exchange rates used to translate from Canadian dollars (“C$”) to dollars is shown below:

(Exchange rates are shown as C$ per $)	As of
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Average rate(i)	1.3323	1.3856	1.3437	1.3268
Spot rate	1.3308	1.3576	1.4062	1.2990

(i)    Average rates are three months ended. The year-to-date average rate used for the nine months ended September 30, 2020 was 1.3539.

(Exchange rates are shown as C$ per $)	As of
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Average rate(i)	1.3204	1.3377	1.3296	1.2955
Spot rate	1.3241	1.3095	1.3349	1.3639
(i)    Average rates are three months ended. The year-to-date average rate used for the nine months ended September 30, 2019 was 1.3292.

Business Overview
We are an innovative global cannabinoid company with international production and distribution across five continents. We are committed to building disruptive intellectual property by advancing cannabis research, technology and product development and are building an iconic brand portfolio. Cronos Group’s brand portfolio includes PEACE NATURALS™, a global wellness platform; two adult-use brands, COVE™ and Spinach™; and three U.S. hemp-derived consumer products brands, Lord Jones™, Happy Dance™ and PEACE+™. Cronos Group reports through two primary business segments: “United States” and “Rest of World.”
Strategy
We seek to create value for shareholders by focusing on four core strategic priorities:
•growing a portfolio of iconic brands that resonate with consumers;
•developing a diversified global sales and distribution network;
•establishing an efficient global supply chain; and
•creating and monetizing disruptive intellectual property in the industries in which we operate.
Business segments
Cronos Group reports through two primary business segments: “United States” and “Rest of World.” These two segments represent the geographic regions in which the Company operates and the different product offerings within each geographic region. On September 5, 2019, as a result of the acquisition (the “Redwood Acquisition”) of four Redwood Holding Group, LLC subsidiaries (collectively, “Redwood”), the Company established the United States business segment, which includes only the results of Redwood since the date of acquisition. Redwood manufactures, markets and distributes U.S. hemp-derived supplements and cosmetic products through e-commerce, retail and hospitality partner channels in the United States under the brands Lord Jones™ and Happy Dance™.
The Rest of World operating segment is involved in the cultivation, manufacture, and marketing of cannabis and cannabis-derived products for the medical and adult-use markets. In Canada, Cronos Group operates a wholly owned license holder under the Cannabis Act (Canada), Peace Naturals Project Inc. (“Peace Naturals”), which has production facilities near Stayner, Ontario (the “Peace Naturals Campus”). Cronos Group has established four strategic joint ventures in Canada, Israel and Colombia. Cronos Group additionally holds approximately 31% of the issued capital of Cronos Australia Limited, which is listed on the Australian Securities Exchange under the trading symbol “CAU.” Cronos Group currently exports cannabis products to countries that permit the import of such products, such as Australia, Germany and Israel.

Recent Developments
COVID-19 pandemic
In December 2019, an outbreak of a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. Since then, COVID-19 has spread across the globe, including the U.S., Canada, and other countries in which the Company or its affiliates operate (including Australia, Colombia, and Israel) and has subsequently been recognized as a pandemic by the World Health Organization. The COVID-19 pandemic has resulted in a sharp contraction in many areas of the global economy and increased volatility and uncertainty in the capital markets. In response to the pandemic, the governments of many countries, states, cities, and other geographic regions took preventative or protective actions, including closures of certain businesses, mandatory quarantines, limits on individuals’ time outside of their homes, travel restrictions and social distancing or other preventative measures. Such measures have been eased or lifted in varying degrees by different governments of various countries, states and cities during the three months ended September 30, 2020, but remain largely unpredictable. The continued spread of COVID-19 and increased infection rates has caused, and may continue to cause, some jurisdictions to roll back reopening plans that had been underway. For example, following an increase in cases during September 2020, Israel entered a mandatory three-week full lockdown with restrictions including the closure of non-essential businesses and limits on public movement. It is possible that other jurisdictions in which the Company operates may reintroduce more stringent preventative or protective actions which could result in further closures of businesses. Governments in certain countries such as the U.S., Canada, and those in Europe have responded to the acute economic and market consequences with certain monetary and fiscal policy actions.
Impact on operating results
During the second quarter of 2020, the effects of the COVID-19 pandemic on retail stores and increase of costs in production and sales in the U.S. had a material impact on the rate of growth of revenue in the U.S. segment, with revenue for the segment remaining flat from the first quarter of 2020. As a result of these impacts and expectation of future impacts, for the three months ended June 30, 2020, the Company recorded $35 million of impairment charges on its U.S. reporting unit and $5 million on the Lord Jones™ brand during the second quarter of 2020 (refer to Note 13 to the Company’s condensed consolidated financial statements for more information regarding intangibles assets and goodwill).
During the three months ended September 30, 2020, as a result of the COVID-19 pandemic in the U.S., a significant number of the Company’s retail customers’ stores continued to be challenged by remaining temporarily closed or closing permanently. Those stores that are open are also faced with operating at reduced staff levels, at reduced opening hours, and controlling cash flows more closely, which has continued to negatively impact sales and demand for our products in the U.S. segment. The continued negative impact on the Company’s results has been as expected during the three months ended September 30, 2020 and no further impairment charges were recorded to the U.S. reporting unit or brand as a result. The Company expects revenue growth and operating results in the U.S. segment to continue to be negatively impacted as retail closures are expected to continue as a result of the pandemic.
Revenue and the growth in revenue in the Rest of World segment was not materially impacted by the effects of COVID-19 during the three and nine months ended September 30, 2020.
In both segments there were no material increases in the current expected credit loss as of September 30, 2020 in connection with COVID-19. The Company will continue to closely monitor the effects of COVID-19 on its operating results.
Production and supply chain
The Company’s global production facilities currently remain operational. To comply with governmental orders or other health and safety requirements, the Company has: (i) reduced the number of personnel working on-site at its production facilities to only the roles that are necessary to be performed on site, (ii) implemented work-from-home policies for other employees whose work can be performed off-site, and (iii) implemented other additional health and safety measures such as, among other things, enhanced hygiene and sanitation procedures, modified work schedules and social distancing protocols at its production facilities. The Company will continue to act in accordance with guidance from local, federal, and international health and governmental authorities, such as any government-mandated requirements for people to wear facemasks in all indoor communal spaces or at businesses, and is prepared to make additional operational adjustments, as necessary. Although the Company’s production facilities currently remain operational, governmental requirements, guidance and health and safety requirements continue to evolve as governmental and health authorities respond to the spread of the virus, reopening plans in certain jurisdictions have been and may be further reversed, suspended, delayed or quarantines re-imposed and production facilities may experience further temporary closures or quarantines if governmental or health authorities make changes to the businesses and workforces allowed to remain operational, which would result in reduced production or suspension of production if such closures are mandated. In addition, if the Company’s employees contract the disease and test positive for COVID-19, depending on the employee’s job duties and access to facilities, this may impact the Company’s ability to keep production and manufacturing facilities open for health and safety reasons.

The impacts of certain closures of the facilities of suppliers and other vendors or these preventative and protective measures in the Company’s supply chain have not been significant to date but remain uncertain. Earlier closures at manufacturers in China have resulted in delays of deliveries of batteries and cartridges for cannabis vaporizers and personal protective equipment such as masks and gowns used in Cronos Group’s manufacturing facilities certified in accordance with Good Manufacturing Practices (“GMP”), from such manufacturers in China. Most delays have been ameliorated as manufacturers are now operational in China but other vendors or suppliers along the Company’s supply chain could be potentially impacted. Closures or other restrictions on the conduct of business operations on third-party manufacturers, suppliers or vendors may cause disruption in Cronos Group’s supply chain. The Company has experienced some minor delays in shipping and expects that the increased global demand on shipping and transport services, in addition to customs and border control policies put in place in response to the COVID-19 pandemic that require shipments to undergo a quarantine period may cause the Company to experience further delays in the future which could impact the Company’s ability to obtain materials or deliver products in a timely manner. In addition, work-from-home policies for certain employees and the effects of the Company’s work-from-home policies may negatively impact productivity, disrupt access to books and records and disrupt the Company’s business. Even if the Company’s production facilities continue to remain open, mandatory or voluntary self-quarantines and travel restrictions may limit the Company’s employees’ ability to access facilities, and this, together with impacts on the Company’s supply chain and the uncertainty produced by the rapidly evolving nature of the COVID-19 pandemic, may result in reduced or suspended production.
Customers
Retailers in the U.S. and Canada have been required to close at times or have curtailed their operations (such as reduced opening hours, reduced staff, limiting brand partner visits, and reduced traffic in stores) due to the implementation of health and safety measures. The slowdown or disruption faced by retailers, in addition to quarantine measures and travel restrictions, impacts the ability of customers to be able to access Cronos Group’s products. These restrictions on retail stores are mandated by, and differ across, each state or province and continue to change and evolve, which creates uncertainty in forecasting customer demand and sales velocity. In the U.S., while online sales have continued despite facing pressure, certain beauty and other retailers have temporarily closed physical boutiques, some for at least the duration of 2020. State specific limitations on retail capacity has also reduced the ability of larger retailers to offer in-store brand education for the Company’s products. In Canada, retailers have implemented a combination of measures from closing stores, offering curbside delivery (to the extent permitted by a province) and online sales only, reduced store opening hours and reduced number of customers in stores in light of social distancing measures. Suspensions of the ability of private retailers to offer click-and-collect or curbside delivery in certain provinces in Canada may further impact customer demand for products. Provincial purchasers have also similarly, among other things, reduced staff on-site leading to a decrease in delivery time slots for producers to deliver products or reduced frequency or size of their purchase orders. In addition, while various provinces in Canada have continued to increase the number of retail stores during the COVID-19 pandemic, we expect that the expansion of retail stores in various provinces in Canada will be delayed or slowed down in the current circumstances. We anticipate that uncertainty created by these measures on forecasting customer demand and sales will continue as long as such measures are in place. Demand for the Company’s products could also be negatively impacted should the effects of COVID-19 lead to changes in consumer behavior, including as a result of a potential decline in the level of demand for vaporizer products or in discretionary spending as result of a general economic slowdown.
Macroeconomic impacts
The impacts of these current restrictions and measures on certain strategic projects continue to be uncertain. Existing R&D initiatives continue to proceed, with activity at Ginkgo returning to normal from reductions in the second quarter of 2020 after slight delays which extended into the early weeks of the three months ended September 30, 2020. The Company still anticipates being able to meet its previously disclosed expected timing for the successful completion of the equity milestones set out in the Ginkgo Strategic Partnership. Other facility design, expansion projects and product development are currently expected to proceed as planned. However, requirements and restrictions on the operation of businesses and workforces continue to evolve as governmental and health authorities respond to the spread of the virus and changes may result in delays or suspensions if authorities require such activities to be suspended.
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
Brand portfolio
Subsequent to the end of the third quarter of 2020, Cronos Group’s U.S. segment launched a new hemp-derived CBD skincare and personal care brand called Happy Dance™, in partnership with Kristen Bell. Happy Dance™ products are made with CBD from premium full-spectrum hemp extract and provide consumers with high quality skincare at an accessible price point. Happy Dance™ launched with three product offerings: All-Over Whipped Body Butter +CBD, Head-To-Toe Coconut Melt +CBD and Stress Away Bath Bomb +CBD, all of which are currently available online, with intentions to enter the brick and mortar channel in the future. Through the partnership with Ms. Bell, Cronos Group looks forward to future introductions of innovative products to the hemp-derived CBD market.
In October 2020, the U.S. segment launched new full-spectrum tinctures under its hemp-derived CBD brand, Lord Jones™. The full-spectrum tinctures are available in two flavors, peppermint and orange. The U.S. segment anticipates launching a Lord Jones™ branded hemp-derived CBD infused Lip Balm in November 2020. The Whole Plant Formula CBD Lip Balm is expected to contain 25mg of U.S. hemp-derived CBD from full-spectrum hemp extract and other premium ingredients including shea butter, mimosa wax, beeswax, and an oil blend to provide additional hydration.
Global sales and distribution
Cronos Israel has now received the IMC-GAP, IMC-GMP and IMC-GDP certifications required for the cultivation, production and marketing of dried flower, pre-rolls and oils in Israel. Subsequent to the end of the third quarter of 2020, in addition to the PEACE NATURALS™ branded dried flower currently sold in the Israel medical market, Cronos Israel began selling PEACE NATURALS™ branded oils into the Israeli medical market.
As part of a regular evaluation of Cronos Group’s global business, the Company intends to move forward with the sale of our OGBC production facility in Armstrong, British Columbia to focus on more efficient assets that better align with our long-term plans. The OGBC assets are now being carried as held for sale until the disposition of the assets is completed.
Global supply chain
In the third quarter of 2020, Natuera continued to successfully complete imports of hemp-derived CBD extract to the U.S. for business development and R&D purposes. Natuera also completed its first export of hemp-derived CBD distillate to the United Kingdom for R&D purposes. Moreover, Natuera’s wholly-owned subsidiary in Colombia was awarded four quotas by the Colombian government for psychoactive cannabis R&D production: (i) one cultivation quota to conduct field trials and characterize cultivars; (ii) one cultivation quota to conduct R&D related to the manufacture of derivatives; and (iii) two R&D manufacturing quotas to analyze and characterize THC products.
Intellectual property initiatives
In the third quarter of 2020, Cronos Device Labs expanded its scope for cannabinoid research and the R&D center was renamed to Cronos Research Labs. Cronos Group engages in both understanding the fundamental science behind the interactions of cannabinoids with each other and how those interactions can be leveraged to best deliver on the consumer’s needs. Additionally, the Company partners with leading scientific institutions engaged in fundamental cannabis science to augment and accelerate the internal efforts. Cronos Group’s work spans many aspects of cannabis research from strain development to growing conditions to extraction technology to biosynthesis to product development, all supported by advances in analytical sciences.
Enterprise initiatives
In the third quarter of 2020, the Company implemented a new enterprise resource planning (“ERP”) system across the Canadian business. Cronos Group has also commenced work to broaden the reach of our ERP system to the U.S. business, which is currently expected to be launched in the first half of 2021. The new ERP system will be a meaningful component of the Company's internal control over financial reporting and is expected to enable us to realize efficiencies throughout our supply chain and operations.

Appointments
On September 9, 2020, Cronos Group expanded its leadership structure to drive its next phase of growth by appointing Kurt Schmidt as President and Chief Executive Officer. This move coincides with Mike Gorenstein’s appointment to Executive Chairman. Mr. Schmidt brings deep experience in consumer products with decades of leadership experience in the U.S. and overseas. Mr. Schmidt previously served as Director and Chief Executive Officer of Blue Buffalo Company, Ltd. from 2012 through 2016. Prior to joining Blue Buffalo, Mr. Schmidt was Deputy Executive Vice President at Nestlé S.A., where he was responsible for Nestlé Nutrition, including several science-oriented and heavily regulated businesses. He also served as a member of Nestlé’s Executive Committee. Mr. Schmidt joined Nestlé in 2007 as part of Nestlé’s acquisition of Gerber Products Company, where he was the President and Chief Executive Officer from 2004 to 2007. Prior to Gerber, Mr. Schmidt held a variety of leadership roles at Kraft Foods, Inc.
In addition, the Company further bolstered its senior leadership team by adding Shannon Buggy as Senior Vice President, Global Head of People. Prior to joining Cronos Group, Ms. Buggy was the Senior Vice President of Global Human Resources for Nielsen where she led HR strategy for Nielsen Media. With over 25 years of experience, Ms. Buggy has a proven track record of leading and managing global human resources teams and driving excellence in talent acquisition, development, retention, employee relations, compensation, benefits, talent management and labor relations.
Additionally during the quarter, as previously disclosed, following the resignation of Robert Rosenheck on July 20, 2020, Summer Frein was named General Manager USA. Ms. Frein joined Cronos Group in January of this year; however, she has worked with Cronos Group in various capacities since 2018. Previously, Ms. Frein was employed with Altria, where she led the Strategy and Business Development team’s due diligence in the cannabis space which culminated in Cronos Group’s strategic investment from Altria. Most recently, she was responsible for leading the Company’s U.S. sales efforts, including managing brand and retail partnerships for Lord Jones™. Under Ms. Frein’s leadership, the Company plans to further expand its U.S. hemp-derived business, including introducing new product formats under Lord Jones™ and Happy Dance™, that will target different retail channels and consumers.

Consolidated Results of Operations: Q3 2020 compared with Q3 2019
Summary of financial results – consolidated

(In thousands of U.S. dollars)	For the three months ended September 30,		Change			For the nine months ended September 30,		Change
	2020	2019	$	%		2020	2019	$	%
Net revenue	$11,358	$5,785	$5,573	96%		$29,673	$16,442	$13,231	80%

Gross profit (loss)	(1,537)	(3,137)	1,600	(51)%		(10,935)	2,511	(13,446)	(535)%
Gross margin	(14)%	(54)%	N/A	40	pp	(37)%	15%	N/A	(52)	pp

Reported operating loss	$(41,169)	$(30,698)	$(10,471)	34%		$(120,937)	$(57,539)	$(63,398)	110%
Adjusted operating loss (i)	(40,211)	(30,698)	(9,513)	31%		(112,113)	(57,539)	(54,574)	95%
(i)    See “Non-GAAP measures” for information related to Non-GAAP measures.

Net revenue – consolidated

(In thousands of U.S. dollars)	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Net revenue, before excise taxes (i)	$13,621	$6,269	$7,352	117%	$34,397	$17,724	$16,673	94%
Excise taxes	(2,263)	(484)	(1,779)	368%	(4,724)	(1,282)	(3,442)	268%
Net revenue	$11,358	$5,785	$5,573	96%	$29,673	$16,442	$13,231	80%
(i)    Net revenue, before excise taxes, is calculated net of sales returns and discounts as described under Note 4 to the condensed consolidated financial statements.
For the three months ended September 30, 2020 (“Q3 2020”), we reported consolidated net revenue of $11.4 million, representing an increase of $5.6 million from the three months ended September 30, 2019 (“Q3 2019”). This change was primarily due to:
•An increase in sales in the Rest of World segment in Q3 2020 compared to Q3 2019 due to the continued growth of the adult-use market in Canada and the sale of PEACE NATURALS™ branded cannabis to the Israeli medical market, partially offset by non-recurring wholesale revenue in the Canadian market in Q3 2019 and strategic price reductions on various adult-use cannabis products in certain Canadian provinces in Q3 2020.
•An increase in net revenue in the U.S. segment of $1.0 million due to Q3 2020 results including a full quarter of Redwood business as opposed to 25 days in Q3 2019.

For the nine months ended September 30, 2020 (“YTD 2020”), we reported consolidated net revenues of $29.7 million, representing an increase of $13.2 million from the nine months ended September 30, 2019 (“YTD 2019”). This change was primarily due to:
•An increase in sales in the Rest of World segment in YTD 2020 compared to YTD 2019 due to the continued growth of the adult-use market in Canada, inclusive of the launch of cannabis vaporizer devices in December 2019, partially offset by non-recurring wholesale revenue in the Canadian market in 2019.
•The Redwood Acquisition in Q3 2019, which resulted in an increase in net revenue of $5.3 million in YTD 2020 due to a full nine months of revenue in 2020 versus 25 days in 2019.

Cost of sales and gross profit (loss) - consolidated

(In thousands of U.S. dollars)	For the three months ended September 30,		Change			For the nine months ended September 30,		Change
	2020	2019	$	%		2020	2019	$	%
Cost of sales	$12,895	$3,498	$9,397	269%		$29,584	$8,507	$21,077	248%
Inventory write-down	—	5,424	(5,424)	N/A		11,024	5,424	5,600	N/A

Gross profit (loss)	(1,537)	(3,137)	1,600	(51)%		(10,935)	2,511	(13,446)	(535)%
Gross margin	(14)%	(54)%	N/A	40	pp	(37)%	15%	N/A	(52)	pp
For Q3 2020, we reported a consolidated gross loss of $1.5 million, representing a decrease in losses of $1.6 million from Q3 2019. This change was primarily due to:
•The increase in net revenue from Q3 2019, as described above.
•The impact of the Redwood Acquisition in Q3 2019, which contributed $0.2 million of incremental gross profit in Q3 2020.
•An offsetting increase in cost of sales primarily driven by a higher volume of adult-use sales and the associated third party purchased flower and a decline in wholesale sales in Q3 2020.

For YTD 2020, we reported a consolidated gross loss of $10.9 million, representing an increase in losses of $13.4 million from YTD 2019. This change was primarily due to:
•An increase in cost of sales primarily driven by a higher volume of adult-use sales and the associated third party purchased flower and a decline in wholesale sales in 2020.
•An incremental inventory write-down of $5.6 million in 2020 on dried cannabis and cannabis extracts, primarily driven by fixed-price supply contracts negotiated prior to cannabis product price compression due to broader trends of oversupply in the Canadian market and the impact of the Company’s operational repurposing of the Peace Naturals Campus. If not for the inventory write-down, gross profit (loss) would have been $0.1 million, representing a gross margin of 0.3%. We may incur further inventory write-downs due to pricing pressures in the marketplace, as well as increased marginal production costs at the Peace Naturals Campus.
•The offsetting impact of the Redwood Acquisition in Q3 2020, which contributed $1.9 million of incremental gross profit in YTD 2020.

Operating loss – consolidated

(In thousands of U.S. dollars)	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Sales and marketing	$7,236	$4,591	$2,645	58%	$20,849	$9,723	$11,126	114%
Research and development	4,734	2,605	2,129	82%	12,955	6,076	6,879	113%
General and administrative	18,860	16,202	2,658	16%	61,048	34,987	26,061	74%
Share-based payments	7,916	3,531	4,385	124%	12,898	7,949	4,949	62%
Depreciation and amortization	886	632	254	40%	2,252	1,315	937	71%
Operating expenses	39,632	27,561	12,071	44%	110,002	60,050	49,952	83%

Reported operating loss	(41,169)	(30,698)	(10,471)	34%	(120,937)	(57,539)	(63,398)	110%
Adjusted operating loss (i)	(40,211)	(30,698)	(9,513)	31%	(112,113)	(57,539)	(54,574)	95%
(i)    See “Non-GAAP measures” for information related to Non-GAAP measures.
For Q3 2020, we reported a consolidated operating loss of $41.2 million, representing an increase in losses of $10.5 million from Q3 2019. This change was primarily due to:
•An increase in share-based payment costs of $4.4 million primarily related to the acceleration of restricted share units pursuant to separation agreements with certain employees in the U.S. segment.
•An increase in general and administrative costs of $2.7 million related to review costs and costs related to the previously disclosed restatement of the Company’s 2019 interim financial statements of $1.0 million as well as a full quarter of U.S. segment results versus 25 days in Q3 2019.
•An increase in sales and marketing costs of $2.6 million, primarily related to our ongoing efforts in brand development as well as increased costs due to a full quarter of U.S segment results versus 25 days in Q3 2019.
•An increase in R&D costs of $2.1 million related to increased spending on product development and cannabinoid intellectual property.
•Partially offset by the decrease in gross loss from Q3 2019, as described above.

For YTD 2020, we reported a consolidated operating loss of $120.9 million, representing an increase in losses of $63.4 million from YTD 2019. This change was primarily due to:
•Increase in gross loss in YTD 2020 compared to gross profit in YTD 2019, as described above.
•An increase in general and administrative costs driven primarily by an increase in salaries and wages of $8.5 million as a result of increased headcount in order to support the Company’s growth strategy, increased office and general expenses primarily related to the new office premises, review costs and costs related to the previously disclosed restatement of the Company’s 2019 interim financial statements of $8.8 million as well as increased costs due to a full three quarters of U.S. segment results versus 25 days in 2019 in the same period.
•An increase in sales and marketing costs of $11.1 million, primarily related to brand development as well as increased costs due to a full three quarters of U.S. segment results versus 25 days in the same period in 2019.
•An increase in R&D costs of $6.9 million primarily related to the Ginkgo Strategic Partnership and increased spending on product development and cannabinoid intellectual property.
•An increase in share-based payment costs of $4.9 million primarily related to the acceleration of restricted share units pursuant to separation agreements with certain employees in the U.S. segment.

Results of Operations by Business Segment: Q3 2020 compared with Q3 2019
Summary of financial results – Rest of World (“ROW”)

(In thousands of U.S. dollars)	For the three months ended September 30,		Change			For the nine months ended September 30,		Change
	2020	2019	$	%		2020	2019	$	%
Net revenue	$9,719	$5,110	$4,609	90%		$23,684	$15,767	$7,917	50%

Gross profit (loss)	(2,203)	(3,580)	1,377	(38)%		(13,270)	2,068	(15,338)	(742)%
Gross margin	(23)%	(70)%	N/A	47	pp	(56)%	13%	N/A	(69)	pp

Reported and adjusted operating loss (i)	$(17,999)	$(21,228)	$3,229	(15)%		$(71,957)	$(48,069)	$(23,888)	50%
(i)    See “Non-GAAP measures” for information related to Non-GAAP measures.

Net revenue – Rest of World

(In thousands of U.S. dollars)	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Cannabis flower	$7,958	$4,266	$3,692	87%	$16,373	$12,187	$4,186	34%
Cannabis extracts	1,504	825	679	82%	6,821	3,463	3,358	97%
Other	257	19	238	1,253%	490	117	373	319%
Net revenue	$9,719	$5,110	$4,609	90%	$23,684	$15,767	$7,917	50%
For Q3 2020, the ROW segment reported net revenue of $9.7 million, representing an increase of $4.6 million from Q3 2019. This change was primarily due to:
•An increase in sales due to the continued growth of the adult-use market in Canada and the sale of PEACE NATURALS™ branded cannabis to the Israeli medical market, partially offset by non-recurring wholesale revenue in the Canadian market in Q3 2019 and strategic pricing reductions on various adult-use cannabis products in certain Canadian provinces in Q3 2020.

For YTD 2020 the ROW segment reported net revenue of $23.7 million, representing an increase of $7.9 million from YTD 2019. This change was primarily due to:
•An increase in sales due to the continued growth of the adult-use market in Canada, inclusive of the launch of cannabis vaporizer devices in December 2019, partially offset by non-recurring wholesale revenue in the Canadian market in 2019.

Cost of sales and gross profit (loss) – Rest of World

(In thousands of U.S. dollars)	For the three months ended September 30,		Change			For the nine months ended September 30,		Change
	2020	2019	$	%		2020	2019	$	%
Cost of sales	$11,922	$3,266	$8,656	265%		$25,930	$8,275	$17,655	213%
Inventory write-down	—	5,424	(5,424)	N/A		11,024	5,424	5,600	N/A

Gross profit (loss)	(2,203)	(3,580)	1,377	(38)%		(13,270)	2,068	(15,338)	(742)%
Gross margin	(23)%	(70)%	N/A	47	pp	(56)%	13%	N/A	(69)	pp
For Q3 2020, the ROW segment reported a gross loss of $2.2 million, representing a decrease in losses of $1.4 million from Q3 2019. This change was primarily due to:
•An increase in net revenue from Q3 2019, as described above.
•A partially offsetting increase in cost of sales primarily driven by a higher volume of adult-use sales and the associated third-party purchased flower and a decline in wholesale sales in Q3 2020. The Company anticipates that gross margin will continue to fluctuate as price and mix change from quarter-to-quarter.
For YTD 2020, the ROW segment reported a gross loss of $13.3 million, representing an increase in losses of $15.3 million from YTD 2019. This change was primarily due to:
•An increase in cost of sales primarily driven by a higher volume of adult-use sales and the associated third-party purchased flower and a decline in wholesale sales in YTD 2020. The Company anticipates that gross margin will continue to fluctuate as price and mix change from quarter-to-quarter.
•An additional inventory write-down of $5.6 million in 2020 on dried cannabis and cannabis extracts, primarily driven by fixed-price supply contracts negotiated prior to cannabis product price compression due to broader trends of oversupply in the Canadian market and the impact of the Company’s operational repurposing of the Peace Naturals Campus. If not for the inventory write-down, segment gross profit (loss) would have been $(2.2) million, representing a gross margin of (9)%. We may incur further inventory write-downs due to pricing pressures in the marketplace, as well as increased marginal production costs at the Peace Naturals Campus.
•Partially offsetting increase in net revenue from YTD 2019, as described above.

Operating loss – Rest of World

(In thousands of U.S. dollars)	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Reported and adjusted operating loss (i)	$(17,999)	$(21,228)	$3,229	(15)%	$(71,957)	$(48,069)	$(23,888)	50%
(i)    See “Non-GAAP measures” for information related to Non-GAAP measures.
For Q3 2020, the ROW segment reported an operating loss of $18.0 million, representing a decrease in losses of $3.2 million from Q3 2019. This change was primarily due to:
•A decrease in gross loss from Q3 2019, as described above.
•A decrease in general and administrative costs from Q3 2019 driven by a reclassification of $4.6 million to corporate expenses in Q3 2020, which had no effect on the Company’s consolidated statement of net income (loss).
•A partially offsetting increase in R&D costs related to increased spending on product development and cannabinoid intellectual property.
For YTD 2020, the ROW segment reported an operating loss of $72.0 million, representing an increase in losses of $23.9 million from YTD 2019. This change was primarily due to:
•An increase in gross loss from YTD 2019, as described above.
•An increase in R&D costs primarily related to the Ginkgo Strategic Partnership and costs related to increased spending on product development and cannabinoid intellectual property.
•An increase in general and administrative costs from YTD 2019 driven by an increase in salaries and wages as a result of increased headcount to support the Company’s growth strategy and increased office and general expenses primarily related to the new office premises.
•An increase in sales and marketing costs primarily related to building and developing our brands and products in the Canadian adult-use market.

Summary of financial results – United States

(In thousands of U.S. dollars)	For the three months ended September 30,		Change			For the nine months ended September 30,		Change
	2020	2019	$	%		2020	2019	$	%
Net revenue	$1,639	$675	$964	143%		$5,989	$675	$5,314	787%

Gross profit	666	443	223	50%		2,335	443	1,892	427%
Gross margin	41%	66%	N/A	(25)	pp	39%	66%	N/A	(27)	pp

Reported and adjusted operating loss (i)	$(12,191)	$(830)	(11,361)	1,369%		$(24,289)	$(830)	(23,459)	2,826%
(i)    See “Non-GAAP measures” for information related to Non-GAAP measures.

Net revenue – United States

(In thousands of U.S. dollars)	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Net revenue	$1,639	$675	$964	143%	$5,989	$675	$5,314	787%
For Q3 2020, the U.S. segment reported net revenue of $1.6 million, representing an increase of $1.0 million from Q3 2019. This change was primarily due to:
•An increase in sales primarily driven by a full quarter of results in Q3 2020 as opposed to 25 days in Q3 2019.
For YTD 2020, the U.S. segment reported net revenue of $6.0 million, representing an increase of $5.3 million from YTD 2019. This change was primarily due to:
•An increase in sales primarily due to a full three quarters of U.S. segment results in 2020 as opposed to 25 days in the same period in 2019.

Cost of sales and gross profit (loss) – United States

(In thousands of U.S. dollars)	For the three months ended September 30,		Change			For the nine months ended September 30,		Change
	2020	2019	$	%		2020	2019	$	%
Cost of sales	$973	$232	$741	319%		$3,654	$232	$3,422	1,475%

Gross profit	666	443	223	50%		2,335	443	1,892	427%
Gross margin	41%	66%	N/A	(25)	pp	39%	66%	N/A	(27)	pp
For Q3 2020, the U.S. segment reported gross profits of $0.7 million, with gross profit margins of 41%, representing an increase of $0.2 million from Q3 2019. This change was primarily due to an increase in net revenue from Q3 2019, as described above, offset by:
•An increase in cost of sales primarily driven by a full quarter of results in Q3 2020 as opposed to 25 days in the same period in 2019.
•A decrease in gross margin of (25)pp for Q3 2020 compared to Q3 2019 primarily due to increased discounts, sales and other promotions and new product introductions.
For YTD 2020, the U.S. segment reported gross profits of $2.3 million, with gross profit margins of 39%, representing an increase of $1.9 million from YTD 2019. This change was primarily due to an increase in net revenue from YTD 2019, as described above, offset by:
•An increase in cost of sales primarily driven by a full three quarters of U.S. segment results in Q3 2020 as opposed to 25 days in the same period in 2019.
•A decrease in gross margin of (27)pp YTD 2020 compared to YTD 2019 primarily due to increased discounts, sales and other promotions and new product introductions.

Operating loss – United States

(In thousands of U.S. dollars)	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Reported and adjusted operating loss (i)	$(12,191)	$(830)	$(11,361)	1,369%	$(24,289)	$(830)	$(23,459)	2,826%
(i)    See “Non-GAAP measures” for information related to Non-GAAP measures.
For Q3 2020, the U.S. segment reported an operating loss of $12.2 million, representing an increase in losses of $11.4 million. These results were primarily due to:
•An increase in share-based payment costs related to the acceleration of restricted share units pursuant to separation agreements with certain employees in the U.S. segment in Q3 2020.
•Sales and marketing costs incurred in relation to the new U.S. hemp-derived CBD products under the Lord Jones™ and Happy Dance™ brands.
•Increased general and administration costs in Q3 2020 driven by salaries and wages costs incurred to support the Company’s growth strategy across a variety of functions.
•Partially offset by increased gross profit for Q3 2020, as described above.

For YTD 2020, the U.S. segment reported an operating loss of $24.3 million, representing an increase in losses of $23.5 million. These results were primarily due to:
•A full three quarters of U.S. segment results in Q3 2020 as opposed to 25 days in the same period in 2019.
•An increase in share-based payment costs of $6.7 million primarily related to the acceleration of restricted share units pursuant to separation agreements with certain employees in the U.S. segment.
•Sales and marketing costs incurred in relation to the continued roll-out of new U.S. hemp-derived CBD products under the Lord Jones™ and Happy Dance™ brands.
•Increased general and administration costs in YTD 2020 driven by salaries and wages costs incurred to support the Company’s growth strategy across a variety of functions.
•Partially offset by increased gross profit for YTD 2020, as described above.

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
Adjusted operating loss
Management reviews operating loss on an adjusted basis, which excludes certain income and expense items that management believes are not part of underlying operations. These items typically include non-recurring charges such as the financial statement review costs related to the restatement of the 2019 financial statements, the Company’s responses to the reviews of such interim financial statements by various regulatory authorities and legal costs defending shareholder class action complaints brought against the Company as a result of the restatement (see Part II, Item 1, Legal Proceedings, of this Quarterly Report for a discussion of the regulatory reviews and shareholder class action complaints relating to the restatement of the 2019 interim financial statements). Management does not view either of these items to be part of underlying results as they may be highly variable, may be unusual or infrequent, are difficult to predict or can distort underlying business trends and results.
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

(In thousands of U.S. dollars)	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Reported operating loss	$(41,169)	$(30,698)	$(120,937)	$(57,539)
Adjustments
Review and defense costs related to restatement of 2019 interim financial statements	958	—	8,824	—
Adjusted operating loss	$(40,211)	$(30,698)	$(112,113)	$(57,539)

Adjusted operating loss by business segment
Management reviews operating loss by business segment, which excludes corporate expenses, and adjusted operating loss by business segment, which further excludes certain income and expense items that management believes are not part of the underlying segment’s operations. Corporate expenses are expenses that relate to the consolidated business and not to an individual operating segment while the income and expense items typically include non-recurring charges such as the financial statement review costs related to the restatement of the 2019 financial statements, the Company’s responses to the reviews of such interim financial statements by various regulatory authorities and legal costs defending shareholder class action complaints brought against the Company as a result of the restatement (see Part II, Item 1, Legal Proceedings, of this Quarterly Report for a discussion of the regulatory reviews and shareholder class action complaints relating to the restatement of the 2019 interim financial statements). Management does not view the income and expense items above to be part of underlying results of the segment as they may be highly variable, may be unusual or infrequent, are difficult to predict and can distort underlying business trends and results.The Company’s method of allocating corporate costs is refined periodically.
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

(In thousands of U.S. dollars)	For the three months ended September 30, 2020
	U.S.	Rest of World	Total Segments	Corporate Expenses	Total
Reported operating loss	$(12,191)	$(17,999)	$(30,190)	$(10,979)	$(41,169)
Adjustments
Review and defense costs related to restatement of 2019 interim financial statements	—	—	—	958	958
Adjusted operating loss	$(12,191)	$(17,999)	$(30,190)	$(10,021)	$(40,211)

(In thousands of U.S. dollars)	For the nine months ended September 30, 2020
	U.S.	Rest of World	Total Segments	Corporate Expenses	Total
Reported operating loss	$(24,289)	$(71,957)	$(96,246)	$(24,691)	$(120,937)
Adjustments
Review and defense costs related to restatement of 2019 interim financial statements	—	—	—	8,824	8,824
Adjusted operating loss	$(24,289)	$(71,957)	$(96,246)	$(15,867)	$(112,113)

(In thousands of U.S. dollars)	For the three months ended September 30, 2019
	U.S.	Rest of World	Total Segments	Corporate Expenses	Total
Reported and adjusted operating loss	$(830)	$(21,228)	$(22,058)	$(8,640)	$(30,698)

(In thousands of U.S. dollars)	For the nine months ended September 30, 2019
	U.S.	Rest of World	Total Segments	Corporate Expenses	Total
Reported and adjusted operating loss	$(830)	$(48,069)	$(48,899)	$(8,640)	$(57,539)

Liquidity and Capital Resources
As of September 30, 2020, we had $1,097.8 million in cash and cash equivalents and $202.9 million in short-term investments which comprise the majority of the Company’s cash position. Cronos Group believes that the existing cash and cash equivalents and the short-term investments will be sufficient to fund the business operations and capital expenditures over the next twelve months.
Summary of cash flows

(In thousands of U.S. dollars)	For the nine months ended September 30,
	2020	2019
Cash provided/(used) in operating activities	$(104,684)	$(76,793)
Cash provided/(used) in investing activities	37,811	(677,609)
Cash provided/(used) by financing activities	(4,189)	1,822,198
Effect of foreign currency translation on cash and cash equivalents	(30,785)	22,691
Net change in cash	$(101,847)	$1,090,487
YTD 2020 cash flows vs YTD 2019 cash flows
Operating activities
During the nine months ended September 30, 2020, we used $104.7 million of cash in operating activities as compared to cash used of $76.8 million in the nine months ended September 30, 2019, representing an increase in cash used of $27.9 million. This change is primarily driven by an increase in operating expenses from the nine months ended September 30, 2019.
Investing activities
During the nine months ended September 30, 2020, we generated $37.8 million of cash through investing activities, as compared to $677.6 million of cash used in investing activities in the nine months ended September 30, 2019, representing an increase of $715.4 million in cash provided. This change is primarily driven by the Redwood Acquisition resulting in the payment of cash consideration of $227.2 million during the nine months ended September 30, 2019 as well as cash received from proceeds from the disposal of short-term investments of $220.1 million (2019 – $nil), partially offset by purchases of short-term investments of $125.6 million (2019 – $384.3 million). Additionally, during the nine months ended September 30, 2020, purchases of property, plant and equipment were $21.3 million compared to $37.6 million in the nine months ended September 30, 2019. The increase was partially offset by advances on loans receivable of $37.0 million (2019 – $33.0 million) primarily related to an increase in draw-downs on the GrowCo Credit Facility.
Financing activities
During the nine months ended September 30, 2020, cash used in financing activities was $4.2 million, as compared to $1,822.2 million of cash provided by financing activities in the nine months ended September 30, 2019, representing a decrease of $1,826.4 million in cash provided. This change is primarily driven by proceeds from the strategic investment from Altria of $1,809.6 million that was partially offset by the transaction costs paid on the construction loan payable of $16.0 million in the nine months ended September 30, 2019, which were not present in the nine months ended September 30, 2020.

Critical Accounting Policies and Estimates
The Company’s critical accounting policies and estimates are discussed in the Annual Report on Form 10-K/A for the year ended December 31, 2019. There have been no material changes to these critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those which possess a short-term to maturity. A 10% change in the interest rate in effect on September 30, 2020 and December 31, 2019, would not have a material effect on (i) fair value of the cash equivalents and short-term investments as the majority of the portfolio has a maturity date of three months or less, or (ii) interest income. Management continues to monitor external interest rates and revise the Company’s investment strategy as a result.
During the nine months ended September 30, 2020, the Company had net interest income of $15.3 million (September 30, 2019 – $20.5 million). During the three and nine months ended September 30, 2020, the Company’s average variable interest rate fell 0.03% and 1.44%, respectively. Had the interest rates been consistent, net interest income would have increased by $0.3 million and $15.2 million, respectively for the three and nine months ended September 30, 2020.
Foreign currency risk
The Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report are expressed in U.S. dollars. In addition the Company has net assets, liabilities and revenues denominated in foreign currencies, including Canadian dollars and Israeli new shekels. As a result, we are exposed to foreign currency translation gains and losses. Revenue and expenses of all foreign operations are translated into U.S. dollars at the foreign currency exchange rates that approximate the rates in effect during the period when such items are recognized. Appreciating foreign currencies relative to the U.S. dollar will adversely impact operating income and net earnings, while depreciating foreign currencies relative to the U.S. dollar will have a positive impact.
A 10% change in the exchange rates for the Canadian dollar would affect the carrying value of net assets by approximately $166.3 million as of September 30, 2020. The same change to exchange rates for the Canadian dollar as of December 31, 2019 would affect the carrying value of net assets by approximately $174.9 million. The corresponding impact would be recorded in accumulated other comprehensive income. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on the results of operations.

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures.
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2020. Based on that evaluation, management has concluded that, as of September 30, 2020, due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below, the disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Remediation Plan and Status
The Company’s management, with oversight from the Audit Committee of the Board of Directors, has initiated a plan to remediate the material weaknesses, previously disclosed in the Annual Report on Form 10-K/A for the period ended December 31, 2019. During the first half of 2020, the Company implemented all remediation controls identified in its remediation plan as disclosed in the table below. During the nine months ended September 30, 2020, the Company enhanced its quarterly review risk assessment model and its risk control matrices, established a risk committee, which reviews the risk assessment for changes in the business, enhanced its delegation of authority policy, conducted revenue recognition training, created and implemented a non-routine transaction policy, established a review process for and reviewed its vendor and customer transactions to identify potential related transactions, implemented procedures for the preparation of business cases for all non-routine business-to-business unbranded sales and purchases, and enhanced its sub-certification processes to identify non-routine transactions. The Company has completed internal testing on all of the eight controls identified in its remediation plan. However, the Company does not expect full remediation until year end 2020.
The plan and progress to date is described below:

Material Weakness	Control, Control Enhancement or Mitigant	Implementation Status	Management Testing Status	Remediation Status
Risk Assessment	•Enhance quarterly review of risk assessment model and risk control matrices	Implemented	Tested
	•Establish a risk committee which reviews the risk assessment for changes in the business on a quarterly basis	Implemented	Tested
Segregation of Duties	•Enhance Delegation of Authority matrix to further limit groups that may authorize sales or purchases of inventory	Implemented	Tested
	•Establish review process and internal database to identify entities that are both vendors and customers of the Company	Implemented	Tested
	•Create and implement revenue recognition training	Implemented	Tested
Non-Routine Transactions	•Create and implement a Non-Routine Transactions Policy to include:	Implemented	Tested
◦Definition of Non-Routine Transactions
◦Accounting memorandum completion
◦CEO/CFO approval
	•Formalization of business cases for all non-routine business to business unbranded sales and purchases to be reviewed on a quarterly basis to ensure alignment with the objectives of the business	Implemented	Tested
	•Expand the sub-certification process to additional members of management to ensure that non routine transactions are identified	Implemented	Tested

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
(b)Changes in Internal Control over Financial Reporting
During the third quarter of 2020, the Company successfully implemented a new ERP system across the Canadian business. The new ERP system will be a meaningful component of our internal control over financial reporting and is expected to enable us to realize efficiencies throughout our finance, supply chain and operations processes. In connection with the ERP implementation, we updated the processes and controls that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our accounting procedures and business processes. The Company is currently in the process of updating its processes and internal control over financial reporting in the U.S. segment for the year ended December 31, 2020. In 2019, the U.S. segment was excluded from management’s assessment of the effectiveness of the Company’s internal control over financial reporting as it was the first year of the Redwood Acquisition.
Other than the ERP system, the updates of processes and internal control over financial reporting for the U.S. segment and those measures described above to remediate the material weaknesses, there were no further changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Class action complaints relating to restatement
On March 11 and 12, 2020, two alleged shareholders of the Company separately filed two putative class action complaints in the U.S. District Court for the Eastern District of New York against the Company and its former Chief Executive Officer (now Executive Chairman) and Chief Financial Officer alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The complaints generally allege that certain of the Company’s prior public statements about revenues and internal controls were incorrect based on the Company’s March 2, 2020, disclosure that the Audit Committee of its Board of Directors was conducting a review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel. The complaints do not quantify a damage request. Defendants have not yet responded to the complaints.
On June 3, 2020, an alleged shareholder filed a Statement of Claim in the Ontario Superior Court of Justice in Toronto, Ontario, Canada, seeking, among other things, an order certifying the action as a class action on behalf of a putative class of shareholders and damages of an unspecified amount. The Statement of Claim names the Company, its former Chief Executive Officer (now Executive Chairman), Chief Financial Officer, former Chief Financial Officer and Chief Commercial Officer, and current and former members of its Board of Directors as defendants and alleges breaches of the Ontario Securities Act, oppression under the Ontario Business Corporations Act and common law misrepresentation. The Statement of Claim generally alleges that certain of the Company’s prior public statements about revenues and internal controls were misrepresentations based on the Company’s March 2, 2020 disclosure that the Audit Committee of its Board of Directors was conducting a review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel, and the Company’s subsequent restatement. The Statement of Claim does not quantify its damage request. The Company and the other named defendants have not yet filed a response to the Statement of Claim.
Regulatory reviews relating to restatement
The Company has been responding to requests for information from various regulatory authorities relating to its previously disclosed restatement of its financial statements for the first three quarters of 2019. The Company is responding to all such requests for information and cooperating with all regulatory authorities. The Company cannot predict the outcome of any such regulatory review or investigation and it is possible that additional investigations or one or more formal proceedings may be commenced against the Company and its current and former officers and directors in connection with these regulatory reviews and investigations.
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
A number of claims, including purported class actions, have been brought in the U.S. against companies engaged in the U.S. hemp business alleging, among other things, violations of state consumer protection, health and advertising laws. On April 8, 2020, a putative class action complaint was filed in the U.S. District Court for the Central District of California against Redwood, alleging violations of California’s Unfair Competition Law, False Advertising Law, Consumers Legal Remedies Act, and breaches of the California Commercial Code for breach of express warranties and implied warranty of merchantability with respect to Redwood’s marketing and sale of U.S. hemp products. The complaint does not quantify a damage request. On April 10, 2020, the class action complaint was dismissed for certain pleading deficiencies and the plaintiff was granted leave until April 24, 2020 to amend the complaint to establish federal subject matter jurisdiction. On April 28, 2020, the action was dismissed without prejudice for failure to prosecute and for failure to comply with a court order. As of the date of this Quarterly Report, the plaintiff has not refiled the complaint.
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
The COVID-19 pandemic has severely restricted the level of economic activity around the world and in all countries in which we or our affiliates operate (including the U.S., Canada, Australia, Colombia, and Israel). In response to the COVID-19 pandemic the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations, ordering temporary closures of businesses and advising or requiring individuals to limit or forego their time outside of their homes. Numerous businesses have temporarily closed voluntarily or closed permanently. Although some preventative or protective actions have been eased or lifted in varying degrees by different governments of various countries, states and cities, the continued spread of COVID-19 and increase in infection rates have caused, and may continue to cause, some jurisdictions to reinstitute such actions, including rolling back reopening plans. The duration and ultimate impact of the COVID-19 pandemic, including the extent to which the virus may re-emerge following the current outbreak, are highly uncertain.
The effects of the COVID-19 pandemic had a material impact on the growth of revenues and sales during the nine months ended September 30, 2020 related to the Company’s U.S. segment. With segments of the U.S. economy currently in an economic contraction, and a significant number of the Company’s customers’ stores continuing to be challenged by remaining temporarily closed or closing permanently, the U.S. segment is experiencing slower than expected revenue growth. The prolonged closures of retail stores as well as the changes in consumer purchasing during the COVID-19 pandemic have adversely affected our financial results. We anticipate further adverse effects on our financial results so long as the measures implemented to combat the COVID-19 pandemic stay in effect.
The effect of the COVID-19 pandemic could include closures of our facilities or the facilities of our suppliers and other vendors in our supply chain and other preventive and protective measures in our supply chain. For example, as a result of the COVID-19 pandemic, earlier closures of manufacturers in China resulted in delays of deliveries of batteries and cartridges for our cannabis vaporizers and personal protective equipment, such as masks and gowns used in our GMP manufacturing processes, from such manufacturers in China. If the pandemic persists, closures or other restrictions on the conduct of business operations of our third-party manufacturers, suppliers or vendors could disrupt our supply chain. We have experienced minor delays in shipping and the increased global demand on shipping and transport services, in addition to customs and border control policies put in place in response to COVID-19 that require shipments to undergo quarantine periods, may cause us to experience delays or increased costs in the future which could impact our ability to obtain materials or deliver our products in a timely manner, could otherwise disrupt our operations and could have an adverse effect on our business, financial condition and results of operations. In various provinces in Canada, cannabis retailers have been reducing opening hours, staff onsite and the number of customers allowed in-store for cannabis retailers that continue to be open. Further, retailers of our products in the U.S. and Canada have in some cases determined to, and may in other cases be required to close or choose to suspend or significantly curtail their operations due to health and safety concerns for their employees. Even if our production facilities remain open, mandatory or voluntary self-quarantines and travel restrictions may limit our employees’ ability to get to our facilities, and this, together with impacts on our supply chain and the uncertainty produced by the rapidly evolving nature of the COVID-19 pandemic, may result in reduced or suspended production. Those type of restrictions could also impact the abilities of customers in the U.S. or certain Canadian provinces to continue to have access to our products. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur could impact personnel at third-party manufacturing facilities in the U.S. and Canada and other countries, or the availability or cost of materials, which would disrupt our supply chain, in particular in relation to our supply of masks, gowns and other protective equipment used at our GMP facilities due to the global shortage of such protective equipment and materials. As a result of COVID-19, we have implemented work-from-home policies for certain employees and the effects of our work-from-home policies may negatively impact productivity, disrupt access to books and records, increase cybersecurity risks and disrupt our business. In addition, the effects of the COVID-19 pandemic may delay our R&D programs and our ability to execute on certain of our strategic plans involving construction.

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
The ongoing impact of the COVID-19 pandemic on the Company’s operating results for the U.S. segment has been difficult, if not impossible to predict. The longer than anticipated closures of retail stores have resulted in slower than anticipated revenue growth. As a result, the Company reassessed its estimates and forecasts using a discounted cash flow during the second quarter to determine the fair value of the goodwill and intangible asset relating to the U.S. segment. Based on the forecast of the U.S. segment at that time, there was an indication that fair value of the goodwill and intangible asset may not exceed carrying value. In the second quarter of 2020, we performed an interim impairment test due to the triggering events noted above. The Company incurred $35 million of impairment charges on the U.S. reporting unit and $5 million on the Lord Jones™ brand during the second quarter of 2020.
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
At the end of each reporting period, management performs an assessment of inventory obsolescence, prices and demand to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We also consider factors such as slow-moving or non-marketable products in our determination of obsolescence. As a result of this assessment, inventory write-downs may occur from period to period. Due to continued pricing pressures in the Canadian marketplace, we may incur further inventory write-downs in the future. We have had a series of inventory write-downs due to price compression in the cannabis market. We expect these write-downs to continue as pricing pressures remain elevated. These inventory write-downs have in the past and may in the future materially adversely affect our results of operations and financial position.

We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses, or if we experience additional material weaknesses in the future, our business may be harmed.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and for evaluating and reporting on the effectiveness of our system of internal control. Effective internal controls are necessary for us to provide timely, reliable and accurate financial reports, identify and proactively correct any deficiencies, material weaknesses or fraud and meet our reporting obligations. As disclosed in Part I, Item 4, we have been conducting remediation efforts to improve our internal control over financial reporting. Remediation efforts place a significant burden on management and add increased pressure on our financial reporting resources and processes. If we are unable to successfully remediate our existing material weaknesses in a timely manner, or any additional material weaknesses in our internal control over financial reporting are identified, the accuracy of our financial reporting and our ability to timely file with the SEC may be adversely impacted. In addition, if our remedial efforts are insufficient, or if additional material weaknesses or significant deficiencies in our internal controls occur in the future, we could be required to further restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weaknesses or deficiencies, subject us to regulatory investigations and penalties, harm our reputation, cause a decline in investor confidence or otherwise cause a decline in our stock price.
If we are a passive foreign investment company for U.S. federal income tax purposes in any year, certain adverse tax rules could apply to U.S. Holders of our common shares
As previously disclosed, we will be classified as a passive foreign investment company (“PFIC”) for any taxable year for U.S. federal income tax purposes if for a taxable year, (i) 75% or more of our gross income is passive income, or (ii) 50% or more of the value of our assets either produce passive income or are held for the production of passive income, based on the quarterly average of the fair market value of such assets. The determination of PFIC status depends on interpretive rules and computational conventions that are often unclear. In particular, in making our determination, we are relying on the application of certain “look-through” rules, taking into account certain intercompany items. There is, however, no direct legal authority applying these look-through rules to our particular situation (including whether they apply and, if so, to what extent, and how they apply to intercompany items). Likewise, in light of the volatility of our common share price, we intend to take the position that the spot trading price of our stock at each quarter end, as adjusted by liabilities, does not dictate the determination of the fair market value of our assets. Based on current business plans and financial expectations, an independent valuation report in respect of our assets, and the application of certain look-through rules (including the taking into account of certain intercompany items), we do not expect to be a PFIC for the current taxable year ending December 31, 2020 and do not expect to become a PFIC in the foreseeable future. However, PFIC status is determined annually and depends upon the composition of our gross income and assets, both of which are subject to change. Moreover, there can be no assurance that the IRS or a court will agree with our interpretation of fair market value or its computation, or with our interpretation of the PFIC rules (including the “look-through” rules and the scope of their application, including in respect of intercompany items). Therefore, there can be no assurance as to our PFIC status for the current taxable year or for future taxable years, nor any assurance that the IRS or a court will agree with our determination of our PFIC status.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Compensatory Arrangements of Certain Officers
On November 3, 2020, the Compensation Committee of the Board of Directors (the “Board”) approved a base salary increase for Xiuming Shum from C$300,000 ($226,920) to C$375,000 ($283,650) (based on a conversion from C$ to dollars using the Bloomberg spot exchange rate as of November 3, 2020 of 0.7564), effective November 7, 2020.
The Compensation Committee of the Board also determined the 2019 short-term incentive payout for Ms. Shum, which had not been determined by the time the Company filed its Proxy Statement for the 2020 Annual and Special Meeting of Shareholders for the year ended December 31, 2019, filed with the SEC on April 28, 2020 (the “Proxy”). Ms. Shum will receive a 2019 short-term incentive payout of C$208,800 ($157,373), based on a conversion from C$ to dollars using the Bloomberg average exchange rate for the 12-month period ended December 31, 2019 of 0.7537. This bonus amount should be reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table for Ms. Shum for the 2019 fiscal year. In addition, the Total compensation figure included in the Summary Compensation Table for Ms. Shum has increased to $648,943 for the 2019 fiscal year.

Item 6. Exhibits
The exhibits listed in the Exhibit Index immediately below are filed as part of this Quarterly Report, which Exhibit Index is corporate by reference herein.

Exhibit Number	Exhibit Index
3.1
Certificate of Continuance, Notice of Articles and Articles of Cronos Group Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed August 6, 2020).

10.1†
Separation Agreement, dated as of July 20, 2020, by and among Robert Rosenheck, Redwood Wellness, LLC and Cronos Group Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cronos Group Inc., filed July 20, 2020).

10.2†
Executive Employment Agreement, dated as of September 9, 2020, by and among Cronos USA Client Services LLC, Cronos Group Inc. and Kurt Schmidt (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cronos Group Inc., filed September 9, 2020).

10.3†
Amended and Restated Employment Agreement, dated as of September 9, 2020, by and among Cronos USA Client Services LLC, Cronos Group Inc. and Michael Gorenstein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cronos Group Inc., filed September 9, 2020).

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

CRONOS GROUP INC.

	By:	/s/ Kurt Schmidt
Kurt Schmidt President and Chief Executive Officer
Date: November 5, 2020