Form 10-K
period 2020-12-31
Cronos Group Inc.
filed 2021-02-26
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

Form 10-K
__________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission File No. 001-38403
__________________________
CRONOS GROUP INC.
(Exact name of Registrant as specified in its Charter)
__________________________

British Columbia, Canada	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

111 Peter St., Suite 300
Toronto, Ontario	M5V 2H1
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 416-504-0004
____________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Shares, no par value	CRON	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.                    Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).                Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of the Registrant computed by reference to the closing price of $6.01 per common share on June 30, 2020 was approximately $1,099,685,039.
As of February 25, 2021, there were 360,258,680 common shares of the Registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report on Form 10-K will either be incorporated into this Annual Report on Form 10-K by reference to the registrant’s definitive proxy statement for its 2021 Annual Meeting of Shareholders, or will be included in an amendment to this Annual Report on Form 10-K to be filed no later than 120 days after the registrant's fiscal year ended December 31, 2020.

Unless otherwise noted or the context indicates otherwise, references in this Annual Report on Form 10-K (this “Annual Report”) to the “Company”, “Cronos Group”, “we”, “us” and “our” refer to Cronos Group Inc., its direct and indirect wholly owned subsidiaries and, if applicable, its joint ventures and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; the term “U.S. hemp” has the meaning given to term “hemp” in the U.S. Agricultural Improvement Act of 2018 (the “2018 Farm Bill”), including hemp-derived cannabidiol (“CBD”); and the term “U.S. Schedule I cannabis” means cannabis excluding U.S. hemp.
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

(Exchange rates are shown as C$ per $)	As of December 31,
	2020	2019	2018
Average rate	1.3411	1.3268	1.2955
Spot rate	1.2751	1.2990	1.3639
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
•laws and regulations and any amendments thereto applicable to our business and the impact thereof, including uncertainty regarding the application of United States (“U.S.”) state and federal law to U.S. hemp (including CBD) products and the scope of any regulations by the U.S. Food and Drug Administration (the “FDA”), the U.S. Drug Enforcement Administration (the “DEA”), the U.S. Federal Trade Commission (the “FTC”), the U.S. Patent and Trademark Office (the “PTO”) and any state equivalent regulatory agencies over U.S. hemp (including CBD) products;
•the laws and regulations and any amendments thereto relating to the U.S. hemp industry in the U.S., including the promulgation of regulations for the U.S. hemp industry by the U.S. Department of Agriculture (the “USDA”) and relevant state regulatory authorities;
•the grant, renewal and impact of any license or supplemental license to conduct activities with cannabis or any amendments thereof;
•our international activities and joint venture interests, including required regulatory approvals and licensing, anticipated costs and timing, and expected impact;
•our ability to successfully create and launch brands and further create, launch and scale U.S. hemp-derived consumer products and cannabis products;
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
•expectations regarding acquisitions and dispositions and the anticipated benefits therefrom, including the proposed sale of our Original B.C. Ltd. (“OGBC”) production facility;
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
•expectations with respect to future sales and distribution channels and networks;
•the expected methods to be used to distribute and sell our products;
•the anticipated future gross margins of our operations;
•accounting standards and estimates;
•our ability to timely and effectively remediate any material weaknesses in our internal control over financial reporting; and
•expectations regarding the costs and benefits associated with our contracts and agreements with third parties, including under our third-party supply and manufacturing agreements.
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
The Forward-Looking Statements contained herein are based upon certain material assumptions that were applied in drawing a conclusion or making a forecast or projection, including: (i) our ability, and the abilities of our joint ventures and our suppliers and distributors, to effectively deal with the restrictions, limitations and health issues presented by the COVID-19 pandemic and the ability to continue our production, distribution and sale of our products and customer demand for and use of our products; (ii) management’s perceptions of historical trends, current conditions and expected future developments; (iii) our ability to generate cash flow from operations; (iv) general economic, financial market, regulatory and political conditions in which we operate; (v) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (vi) consumer interest in our products; (vii) competition; (viii) anticipated and unanticipated costs; (ix) government regulation of our activities and products including, but not limited to, the areas of taxation and environmental protection; (x) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (xi) our ability to obtain qualified staff, equipment and services in a timely and cost-efficient manner; (xii) our ability to conduct operations in a safe, efficient and effective manner; (xiii) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our recent acquisitions into our existing operations; (xiv) our ability to complete planned dispositions, including the sale of OGBC, and, if completed, obtain our anticipated sales price; and (xv) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.

By their nature, Forward-Looking Statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the Forward-Looking Statements in this Annual Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, the risk that the COVID-19 pandemic may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; the risk that cost savings and any other synergies from the Altria Investment may not be fully realized or may take longer to realize than expected; the risk that we will not complete planned dispositions, including the sale of OGBC, or, if completed, obtain our anticipated sales price; the implementation and effectiveness of key personnel changes; future levels of revenues; consumer demand for cannabis and U.S. hemp products; our ability to manage disruptions in credit markets or changes to our credit ratings; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; the success or timing of completion of ongoing or anticipated capital or maintenance projects; business strategies, growth opportunities and expected investment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); the potential effects of judicial, regulatory or other proceedings, or threatened litigation or proceedings, on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the anticipated effects of actions of third parties such as competitors, activist investors or federal (including U.S. federal), state, provincial, territorial or local regulatory authorities or self-regulatory organizations; changes in regulatory requirements in relation to our business and products; and the factors discussed under the heading “Risk Factors” in this Annual Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on Forward-Looking Statements.
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

ITEM 1. BUSINESS
General
Cronos Group is incorporated under the laws of the Province of British Columbia with principal executive offices located at 111 Peter Street, Suite 300, Toronto, Ontario M5V 2H1. Our telephone number is +1-416-504-0004, our website is https://thecronosgroup.com/ and the investor relations section of our website is https://ir.thecronosgroup.com/. All references to our website are inactive references, are for informational purposes only and are not intended to incorporate any information from or referenced on our website into this Annual Report.
Our common shares are currently listed on the Toronto Stock Exchange (“TSX”) and on the NASDAQ Global Market (“Nasdaq”) under the trading symbol “CRON.”
Description of the Business
Overview
Cronos Group is an innovative global cannabinoid company with international production and distribution across five continents. Cronos Group is committed to building disruptive intellectual property by advancing cannabis research, technology and product development and are building an iconic brand portfolio. Cronos Group’s brand portfolio includes PEACE NATURALS™, a global wellness platform; two adult-use brands, COVE™ and Spinach™; and three U.S. hemp-derived consumer products brands, Lord Jones™, Happy Dance™ and PEACE+™.
Strategy
Cronos Group seeks to create value for shareholders by focusing on four core strategic priorities:
•growing a portfolio of iconic brands that responsibly elevate the consumer experience;
•developing a diversified global sales and distribution network;
•establishing an efficient global supply chain; and
•creating and monetizing disruptive intellectual property.
Business Segments
Cronos Group reports through two segments: “United States” and “Rest of World.” These two segments represent the geographic regions in which the Company operates and the different product offerings within each geographic region.
United States
On September 5, 2019, as a result of the acquisition (the “Redwood Acquisition”) of four Redwood Holding Group, LLC subsidiaries (collectively, “Redwood”), the Company established the United States segment. Redwood manufactures, markets and distributes U.S. hemp-derived supplements and cosmetic products through e-commerce, retail and hospitality partner channels in the United States under the brands Lord Jones™ and Happy Dance™.
No U.S. Schedule I Cannabis-Related Activities
On December 20, 2018, the 2018 Farm Bill was enacted in the U.S., removing U.S. hemp from the list of Schedule I controlled substances under the U.S. Controlled Substances Act (the “CSA”), and on January 19, 2021, the USDA issued a final rule establishing a domestic U.S. hemp production regulatory program, effective March 2021. Though a number of states in the U.S. have authorized the cultivation, distribution or possession of U.S. Schedule I cannabis and U.S. Schedule I cannabis containing products to various degrees and subject to various requirements or conditions, U.S. Schedule I cannabis continues to be a Schedule I controlled substance under the CSA. Therefore, the cultivation, manufacture, distribution and possession of U.S. Schedule I cannabis violates federal law in the U.S. unless a U.S. federal agency, such as the DEA, grants a registration for a specific activity, such as research, with U.S. Schedule I cannabis.
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
In Canada, Cronos Group operates through a wholly owned license holder under the Cannabis Act (Canada) (the “Cannabis Act”), Peace Naturals Project Inc. (“Peace Naturals”), which has production facilities near Stayner, Ontario (the “Peace Naturals Campus”). Cronos Group has established four strategic joint ventures in Canada, Israel and Colombia and holds approximately 31% of the issued capital of Cronos Australia Limited (“Cronos Australia”), which is listed on the Australian Securities Exchange under the trading symbol “CAU.” Cronos Group currently exports cannabis products to countries that permit the import of such products, such as Germany, Israel and Australia.
Peace Naturals
The production facilities at the Peace Naturals Campus are licensed by Health Canada under the Cannabis Act to engage in, among other things, the cultivation, processing, distribution and sale of dried cannabis flower, cannabis resin, cannabis seeds, cannabis plants, cannabis extracts, cannabis topicals and cannabis edibles, among other prescribed activities.
Joint Ventures/Strategic Investment
We have established four strategic joint ventures in Canada, Israel and Colombia and also hold approximately 31% of the issued capital of Cronos Australia, which we account for under the equity method of accounting.
Our ownership interest in each of our joint ventures is summarized in the table below.

Joint Venture	Jurisdiction	Ownership Interest(i)
Cronos Israel(ii)	Israel	70%/90%
Cronos Growing Company Inc. (“Cronos GrowCo”)(iii)	Canada	50%
NatuEra S.à.r.l. (“Natuera”) (iv)	Colombia	50%
MedMen Canada Inc. (“MedMen Canada”)(v)	Canada	50%
(i)    We define ownership interest as the proportionate share of net income to which we are entitled; equity interest may differ from ownership interest shown above. We consolidate the financial results of Cronos Israel and account for our other joint ventures under the equity method of accounting. See Note 2 and Note 6 of our audited consolidated financial statements included in Item 8 of this Annual Report.
(ii)    A strategic joint venture with Kibbutz Gan Shmuel (“Gan Shmuel”), an Israeli agricultural collective settlement, for the production, manufacture and global distribution of medical cannabis, consisting of a cultivation company (Cronos Israel G.S. Cultivation Ltd.), a manufacturing company (Cronos Israel G.S. Manufacturing Ltd.), a distribution company (Cronos Israel G.S. Store Ltd.) and a pharmacy company (Cronos Israel G.S. Pharmacy Ltd., collectively, “Cronos Israel”). We hold a 70% equity interest in the cultivation company and a 90% equity interest in each of the manufacturing, distribution and pharmacy companies.
(iii)    A strategic joint venture with a group of investors led by Bert Mucci (the “Greenhouse Partners”), a Canadian large-scale greenhouse operator. Each of Cronos Group and the Greenhouse Partners owns a 50% equity interest in Cronos GrowCo and has equal representation on its board of directors.
(iv)    A strategic joint venture with an affiliate of Agroidea SAS (“AGI”), a Colombian agricultural services provider. Each of the Company and AGI owns a 50% equity interest in Natuera. Cronos Group has three manager nominees on the board of managers of Natuera, while AGI has four manager nominees on the board of managers. Natuera intends to develop, cultivate, manufacture, and export cannabis-based medical and consumer products for the Latin American and global markets.
(v)    A strategic joint venture with MedMen Enterprises USA, LLC (“MedMen”) for retail in provinces in Canada that permit private retail. Each of the Company and MedMen owns a 50% equity interest in MedMen Canada, and has equal representation on the board of directors of MedMen Canada.

Operations Outside of Canada and the U.S.
Cronos Group anticipates expanding in the geographic markets outside of Canada and the U.S. in which we currently participate and entering new geographic markets. By leveraging operational, manufacturing and regulatory expertise, quality standards and procedures and intellectual property, we believe that we are well-positioned to effectively access these markets. Subject to applicable regulatory approvals, strategic international business opportunities pursued by us could include:
•production, distribution, sales and marketing in jurisdictions which have passed legislation to legalize the production, distribution and possession of cannabis and cannabis products at all relevant levels of government; and
•the export of cannabis and cannabis products to markets that permit the import of such products.
We seek to conduct business only in jurisdictions where we believe it is legal to do so and where such operations remain compliant with our listing obligations with the TSX and Nasdaq. Determining whether a business activity is legal in a jurisdiction may require judgment since laws, rules, regulations and licenses may not be clear and legal interpretation and advice of counsel may vary. If a business activity in which we engage in any jurisdiction is determined to be illegal, we could be subject to fines, penalties, reputational harm, delisting from securities exchanges and material civil, criminal and regulatory litigation and proceedings or be enjoined from doing business in the applicable jurisdiction. See “Risk Factors - Risks Relating to Regulation and Compliance - We operate in highly regulated sectors where the regulatory environment is rapidly developing, and we may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business.”

Brand Portfolio
We are committed to building a portfolio of iconic brands that responsibly elevate the consumer experience.
In the U.S., we market and distribute solely U.S. hemp-derived supplements and cosmetic products through e-commerce, retail and hospitality channels under the brands Lord Jones™ and Happy Dance™.
In Canada, we sell a variety of cannabis and cannabis products, including dried cannabis, pre-rolls and cannabis extracts (in the form of tinctures and vaporizers) through wholesale and direct-to-client channels under our wellness platform, PEACE NATURALS™, and under our two adult-use brands, COVE™ and Spinach™. In addition, PEACE NATURALS™ dried cannabis and cannabis oils are currently exported for sale to Australia, Germany and Israel.

Brand Positioning	Wellness	Premium adult-use	Mainstream adult-use	Prestige adult consumer goods	Masstige adult consumer goods	Mass market
Product Offering	Dried cannabis, cannabis tinctures, vaporizers	Dried cannabis, cannabis tinctures, pre-rolls, vaporizers	Dried cannabis, pre-rolls, vaporizers	U.S. hemp-derived supplements, cosmetics	U.S hemp-derived cosmetics	In development (not yet offered for sale)
Geographic Availability	Australia, Canada, Germany and Israel	Canada	Canada	U.S.	U.S.	Anticipated U.S.
Wellness Brands
We currently distribute products under PEACE NATURALS™ for the Canadian and non-U.S. international medical cannabis markets. PEACE NATURALS™ is a global wellness platform committed to producing high-quality cannabis and cannabis products. PEACE NATURALS™ is focused on building and shaping the global cannabis wellness market and promoting a holistic approach to wellness. The brand’s goal is to improve the lives of others, one client at a time.
Adult-Use Brands
COVE™ is a premium positioned brand focused on creating crafted experiences. COVE™’s indoor, strain-specific grow rooms seek to maintain the highest quality standards throughout the entire process. The goal of this premium brand is to Make Each Experience a Discovery™.
Spinach™ is positioned as a mainstream adult-use brand with High Expectations™, which is geared towards a wide range of consumers who are looking for entertaining and fun ways to enhance activities. A lighthearted and playful brand, Spinach™ is focused on offering Farm-To-Bowl™ products that bring friends together and make experiences more enjoyable.
Adult Consumer Product Brands
The Company operates Lord Jones™, a preeminent U.S. hemp-derived CBD brand in the U.S., for the adult consumer goods market. Lord Jones™ is a prestige beauty and lifestyle brand focusing on high-quality U.S. hemp-derived personal care products. Lord Jones™ U.S. hemp-derived supplements and cosmetics products are distributed online and to approximately 900 premium stores and retail channels, including Sephora, Neiman Marcus and SoulCycle.
During the fourth quarter of 2020, the Company launched Happy Dance™, a U.S. hemp-derived CBD skincare and personal care brand, in partnership with Kristen Bell. Happy Dance™ products are made with CBD from premium full-spectrum hemp extract and provide consumers with high quality skincare at an accessible price point. Happy Dance™ launched with three product offerings: All-Over Whipped Body Butter +CBD, Head-To-Toe Coconut Melt +CBD and Stress Away Bath Bomb +CBD, all of which are currently available online. Happy Dance™ continues its expansion by securing its first major U.S. retailer, ULTA Beauty™. The full collection of Happy Dance™ products is expected to launch online at ULTA.com and in-store at over 550 ULTA Beauty™ locations across the U.S. in the coming weeks. Through the partnership with Ms. Bell, Cronos Group looks forward to future introductions of innovative products to the hemp-derived CBD market.

The Company launched PEACE+™, a U.S. hemp-derived CBD brand in the U.S. PEACE+™ U.S. hemp-derived CBD products are currently under development and are not yet offered for sale. PEACE+™ is about more than making a better, high-quality U.S. hemp-derived CBD product; it stems from the belief that well-being can lead to a better world, full of positivity and possibility. It is a belief that extends beyond the products and into everything the brand seeks to do and stand for. The brand intends to distribute its products through the mass market focused retail channel in the U.S. in the future.
Global Sales and Distribution - Principal Markets
Cronos Group has developed a diversified global sales and distribution network by leveraging established partners for their scale, sales force and market expertise. We have also built a distribution footprint in Canada through the direct-to-client medical market and the adult-use market, as well as a distribution footprint for U.S. hemp-derived consumer products in the U.S. through e-commerce, retail and hospitality channels.
United States Market and Distribution
Through Redwood, the Company manufactures, markets and distributes U.S. hemp-derived supplements and cosmetic products through e-commerce, retail and hospitality partner channels in the U.S. under the Lord Jones™ and Happy Dance™ brands. Redwood’s products use high-quality U.S. hemp extract that retains naturally occurring phytocannabinoids and terpenes found in the plant. We plan to use our resources to capitalize on market demand and to further create and scale U.S. hemp-derived consumer products and brands. We do not engage in any commercial activities related to the cultivation, distribution or possession of U.S. Schedule I cannabis in the U.S.
The Company has also launched its PEACE+™ brand for U.S. hemp-derived CBD products in the U.S. PEACE+™ U.S. hemp-derived CBD products are currently under development and are not yet offered for sale. The Company intends to access the U.S. mass market focused retail channel in the future.
Rest of World
Canadian Market and Distribution
•Direct-to-Client. We currently sell dried cannabis and cannabis extracts directly to clients through our wellness platform, PEACE NATURALS™. These clients are typically sourced through physician and clinic referrals or word-of-mouth recommendations from existing clients.
•Adult-Use. We currently sell dried flower, pre-rolls and cannabis extracts through our adult-use brands, COVE™ and Spinach™, to cannabis control authorities in various provinces, including Ontario, Québec, British Columbia, Alberta, Manitoba, Nova Scotia, New Brunswick, and Prince Edward Island, as well as to private-sector retailers in Saskatchewan, subject to the relevant province’s product or other restrictions and requirements. As the Company’s supply chain grows, the Company continues to expand its portfolio of cannabis products for the existing markets in Canada. The rate of the Company’s expansion of distribution remains subject to factors that are beyond the Company’s control, including evolving regulations, the development of sufficient supply chain and manufacturing infrastructure and development of distribution and retail channels across Canada.
Markets and Distribution Outside of Canada
•Israel. Cronos Israel has received the IMC-GAP, IMC-GMP and IMC-GDP certifications required for the cultivation, production and marketing of dried flower, pre-rolls and oils in Israel. In the second quarter of 2020, Cronos Israel began distributing PEACE NATURALS™ branded cannabis products to the Israeli medical cannabis market. See “- Licenses and Regulatory Framework in Israel.”
•Europe. We have distributed and anticipate continuing to distribute PEACE NATURALS™ branded cannabis products in Germany through an exclusive distribution relationship with G. Pohl-Boskamp GmbH & Co. KG (“Pohl-Boskamp”), an international pharmaceutical manufacturer and distributor with a distribution network of pharmacies. We have also entered into a strategic distribution partnership with Delfarma Sp. Zo.o (“Delfarma”), a pharmaceutical wholesaler in Poland. We and Delfarma are currently in the process of obtaining the necessary regulatory approvals to sell cannabis products in Poland.
•Latin America. We intend to distribute cannabis and cannabis products to the Latin American and other cannabis markets through the operations of Natuera. In 2020, Natuera began commercial cultivation of non-psychoactive (hemp) cultivars registered with the Colombian Agricultural Institute. Also in 2020, Natuera completed a number of test exports of hemp-derived CBD extract to the U.S. and United Kingdom for business development and R&D purposes, as well as its first export of hemp-derived CBD extract to the U.S. for commercial purposes.
•Australia and Asia-Pacific. Cronos Australia has received an import license from the Australian Office of Drug Control (the “ODC”), together with all necessary permits, to import PEACE NATURALS™ branded cannabis products for sale in the Australian medical market under the terms of the relevant permits. Cronos Australia facilitates distribution of the Company’s products in Australia, New Zealand and South East Asia, bolstering the Company’s distribution network in the Australia and Asia-Pacific region.

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
United States
In the ordinary course of our business, we enter into contract manufacturing agreements with suppliers of our cosmetic products. We supply these third-party manufacturers with U.S. hemp extract or infused bulk product, fragrances and/or packaging that we source from other third-party suppliers. The contract manufacturers supply any other necessary ingredients to manufacture products using our formulas and fill and package our finished products. Our contract manufacturing and supply agreements generally do not require us to purchase minimum quantities of materials or products.
In producing our supplement products, we source our ingredients from our suppliers on an ongoing as-needed basis. We have not entered into any contracts that obligate us to purchase a minimum quantity or exclusively from any supplier. Our supplements are manufactured at our facilities in Los Angeles, California according to Good Manufacturing Practices (“GMP”).
We are obligated to purchase our supply of certain U.S. hemp extract from one supplier unless that supplier cannot provide the agreed-upon quantities in relation to certain brands in the U.S.
Rest of World
Canadian Supply Chain
•Production Facilities at Peace Naturals. The Peace Naturals Campus is licensed for cannabis production and the manufacturing of certain cannabis products. The production processes at the Peace Naturals Campus are GMP-certified under relevant European Economic Area GMP directives by the national competent authority of Germany. The Peace Naturals Campus is engaged in cultivation, processing, finishing, packaging and shipping activities, as well as tissue culture and micro propagation, providing a year-round supply of cannabis. The Peace Naturals Campus also engages in R&D to pilot various production technologies, with any tests yielding favorable operational improvements evaluated for dissemination to the Company’s other partnership facilities. In addition, the Peace Naturals Campus engages in R&D on cannabinoid formulations, delivery systems and product development.
•Cronos GrowCo. Cronos GrowCo completed construction of the structure of its greenhouse in Kingsville, Ontario in 2019. Full completion of construction of the facility, including all fixtures within the greenhouse and all post-harvest activity areas was completed in 2020. In November 2020, Cronos GrowCo obtained a cultivation license for the operations contemplated by the first phase of the project. The Company expects the facility to become operational in phases beginning in the first half of 2021. Full commencement of operations at Cronos GrowCo will be subject to obtaining the appropriate licenses and other customary approvals under applicable law.
•Third-Party Supply and Manufacturing Agreements. In the ordinary course of our business, we enter into spot market purchase agreements and supply agreements with suppliers of dried cannabis and other cannabis products. Our supply agreements, for the most part, do not obligate us to purchase minimum quantities of products and generally contain provisions permitting cancellation of orders or termination on notice. We also enter into contract manufacturing agreements with other license holders, pursuant to which such license holders provide cannabis extract and services related to the filling and packaging of vaporizer devices for the Canadian cannabis adult-use and wellness markets.
Supply Chain Outside of Canada
•Cronos Israel. Cronos Israel has received the IMC-GAP, IMC-GMP and IMC-GDP certifications required for the cultivation, production and marketing of dried flower, pre-rolls and oils in Israel. In the second quarter of 2020, Cronos Israel began distributing PEACE NATURALS™ branded cannabis products to the Israeli medical cannabis market. See “- Licenses and Regulatory Framework in Israel.”
•Natuera. Natuera is currently focused on accessing new markets and product development, including developing additional bulk offerings of hemp-derived CBD distillate and water-soluble hemp-derived CBD solutions. In 2020, Natuera began commercial cultivation of non-psychoactive (hemp) cultivars registered with the Colombian Agricultural Institute. Also in 2020, Natuera completed a number of test exports of hemp-derived CBD extract to the U.S. and United Kingdom for business development and R&D purposes, as well as its first export of hemp-derived CBD extract to the U.S. for commercial purposes.

Major Customers
Four major customers (sales to each of which equaled or exceeded 10% of the Company’s consolidated net revenues for the year ended December 31, 2020), Alberta Gambling and Liquor Commission, B.C. Liquor Distribution Branch, Ontario Cannabis Retail Corporation, and Société Québécoise du Cannabis (the “SQDC”) (the cannabis control authorities in Alberta, British Columbia, Ontario and Québec, respectively), accounted for approximately 19%, 13%, 16% and 15%, respectively, of our consolidated net revenues for the year ended December 31, 2020. We mitigate credit risk through verification of the customers’ liquidity prior to the authorization of material transactions.
Government Contracts
In Canada, we sell cannabis and cannabis products to cannabis control authorities in various provinces, including, Ontario, Québec, British Columbia, Alberta, Manitoba, Nova Scotia, New Brunswick and Prince Edward Island, where each such cannabis control authority is the sole wholesale distributor and in certain provinces, the sole retailer, of cannabis and cannabis products. We sell these products to the various cannabis control authorities under supply agreements that are subject to terms that allow for renegotiation of sale prices and termination at the election of the applicable cannabis control authority. In particular, the cannabis control authorities have in the past and may in the future choose to stop purchasing our products, may change the prices at which they purchase our products, may return our products to us and, in certain circumstances, may cancel purchase orders at any time including after products have been shipped. For the year ended December 31, 2020 we had approximately $36.4 million in sales to cannabis control authorities.
Research and Development Activities and Intellectual Property
Cronos Research Labs
Cronos Research Labs Ltd. (“Cronos Research Labs”) is our Israel-based global research and development center for innovation. The state-of-the-art facility is equipped with advanced technology and analytical testing infrastructure and is home to an experienced team of scientific talent. The Cronos Research Labs team is comprised of scientific researchers, mechanical, electrical and software engineers, and analytical and formulation scientists. Cronos Group engages in both understanding the fundamental science behind the interactions of cannabinoids with each other and how those interactions can be leveraged to best deliver on the consumer’s needs. Cronos Group’s work spans many aspects of cannabis research from strain development, to growing conditions to extraction technology to biosynthesis to product development, all supported by advances in analytical sciences. This global R&D center is expected to significantly enhance Cronos Group’s innovation capabilities and accelerate development of the next-generation of cannabinoid products.
Ginkgo
The collaboration and license agreement between Ginkgo and the Company (the “Ginkgo Collaboration Agreement”) could enable us to produce certain cultured cannabinoids at commercial scale at a fraction of the cost compared to traditional cultivation practices. These cultured cannabinoid molecules are identical to those produced by plants grown using traditional cultivation but are created by leveraging the power of biological manufacturing via fermentation. In addition to tetrahydrocannabinol (“THC”) and CBD, these cultured cannabinoids include rare cannabinoids that are economically impractical or nearly impossible to produce at high purity and scale through traditional cultivation.
If the Ginkgo Strategic Partnership is ultimately successful, Cronos Group expects to be able to produce large volumes of these cultured cannabinoids from custom yeast strains by leveraging existing fermentation infrastructure at Cronos Fermentation in Winnipeg, Manitoba without incurring significant capital expenditures to build new cultivation and extraction facilities.
The Ginkgo Strategic Partnership contemplates the performance of licensed R&D activities in the U.S. in order to produce cultured cannabinoids and such activities are to be conducted in compliance with all applicable laws regarding controlled substances. We intend to produce and distribute the target cannabinoids globally, where permitted by applicable law, and have received confirmation from Health Canada that this method of production is permitted under the Cannabis Act.
Ginkgo has filed certain patent applications pertaining to biosynthesis of cannabinoids to protect the intellectual property developed as part of the research progressing under the Ginkgo Strategic Partnership. Under the partnership, Cronos Group is the exclusive licensee of the intellectual property covered by the patent applications for the target cannabinoids.
Cronos Fermentation
Cronos Fermentation is a GMP-standard fermentation and manufacturing facility in Winnipeg, Manitoba. The state-of-the-art facility includes fully equipped laboratories covering microbiology, organic and analytical chemistry, quality control and method development as well as two large-scale microbial fermentation production areas, three downstream processing plants, and bulk product and packaging capabilities. The facility is expected to provide the fermentation and manufacturing capabilities we need in order to capitalize on the progress underway with Ginkgo, by enabling us to produce the target cannabinoids contemplated under the Ginkgo Collaboration Agreement at commercial scale with high quality and high purity.

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
The Company is prioritizing rare cannabinoids, such as CBG, over common cannabinoids, such as THC and CBD, and will be sequencing commercial production and subsequent product launches based upon this approach. The Company currently expects to achieve its first equity milestone by the third quarter of 2021. The achievement of equity milestones for the remaining seven target cannabinoids will occur sequentially based on the Company’s future commercialization plans, which will depend on consumer insights, customer preferences and competitive opportunities.
Technion Skin Health Research Partnership
We have a sponsored research agreement (the “Technion Research Agreement”) with the Technion Research and Development Foundation of the Technion - Israel Institute of Technology (“Technion”) to explore the use of cannabinoids and their role in regulating skin health and skin disorders. Preclinical studies are being conducted by Technion over a three-year period and will focus on three skin conditions: acne, psoriasis and skin repair.
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
Enterprise Initiatives
In the third quarter of 2020, the Company implemented a new enterprise resource planning (“ERP”) system across the Canadian business. Cronos Group has also commenced work to broaden the scope of our ERP system to the U.S. business, which is currently expected to be launched in the first half of 2021. The new ERP system will be a meaningful component of the Company’s internal control over financial reporting and is expected to enable us to realize efficiencies throughout our supply chain and operations.
Competitive Conditions
Competitive Conditions in the United States
We face competition in all aspects of our business in the U.S. hemp market. In addition to numerous small companies and brands, we compete with larger, national companies that may have larger distribution capabilities with more developed and efficient supply chain operations. The principal factors on which we compete with other U.S. hemp brands are product quality, innovation, intellectual property, brand recognition and price. We believe the Company’s strong capitalization resulting from the Altria Investment, along with the Lord Jones™, Happy Dance™ and PEACE+™ brand equity, recognition and differentiation in the U.S. hemp retail channel, will enable us to provide better quality consumer products, grow our U.S. hemp business and strengthen our market position in the U.S. However, rapidly evolving and developing federal and state regulatory frameworks affect all areas of our business and could result in our inability to compete successfully against our current and future competitors. See “ -U.S. Hemp Regulatory Framework” for further information on regulatory framework on U.S. hemp.
Rest of World
Competitive Conditions in Canada
We face competition in all aspects of our business in the Canadian medical and adult-use markets. As the demand for cannabis increases as a result of the legalization of adult-use cannabis in Canada under the Cannabis Act, we believe that new competitors will continue to enter the market.
The principal factors on which we compete with other Canadian license holders are product quality, innovation, intellectual property, brand recognition and price. We believe the Company’s strong capitalization resulting from the Altria Investment will enable us to provide better quality consumer products, grow our Canadian business and strengthen our market position in Canada. However, a rapidly evolving and stringent federal regulatory framework affects all areas of our business. See “—Regulatory Framework in Canada” for further information on the regulatory framework applicable to our Canadian business.
We also face competition from illegal market participants that are unlicensed and unregulated. As these illegal market participants do not comply with the regulations governing the cannabis industry, their operations may also have significantly lower costs. Any inability of the Canadian federal or provincial law enforcement authorities to enforce existing laws prohibiting the unlicensed cultivation and sale of cannabis and cannabis-based products could result in the perpetuation of the illegal market for cannabis.

Competitive Conditions in Europe and Israel
We face competition when entering new markets in Europe and in Israel. The principal factors on which we compete are product quality, innovation, intellectual property, brand recognition, price and physician familiarity. We believe we are positioned to enter certain markets in Europe and Israel in a meaningful way while continuing to operate and penetrate the markets we currently serve, such as in Israel and Germany, due to our strong capitalization resulting from the Altria Investment, extensive experience and expertise in the highly regulated cannabis industry in Canada, which can be leveraged when entering new markets or growing existing operations, and strong partnerships with local pharmaceutical distributors. We believe these factors will enable us to develop greater market penetration, provide a greater variety of quality consumer products and enter into new markets and strengthen our existing market position in Europe and Israel. However, a patchwork of regulatory frameworks and federal regulations in these various regions also affect our ability to compete in emerging markets as evolving regulations and federal frameworks have the potential to affect all areas of our business.
Altria Strategic Investment
Altria Investment and Investor Rights Agreement
As of December 31, 2020, Altria beneficially owned 156,573,537 of our common shares, had the right to acquire up to an additional 80,056,296 common shares on or prior to March 8, 2023 under the Altria Warrant, which has not been exercised, and the right to acquire additional common shares under its pre-emptive and top-up rights as discussed under “Pre-Emptive Rights and Top-Up Rights” below.
Investor Rights Agreement
In connection with the Altria Investment, we entered into the investor rights agreement (the “Investor Rights Agreement”) with Altria pursuant to which Altria received certain governance rights which are summarized below.
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
Approval Rights
The Investor Rights Agreement also grants Altria, until the Altria Group beneficially owns less than 10% of our issued and outstanding common shares, approval rights over certain transactions that may be undertaken by us. We have agreed that, among other things, we will not (and will use our commercially reasonable efforts to cause our affiliates not to), without the prior written consent of Altria:
•consolidate or merge into or with another person or enter into any similar business combination;
•acquire any shares or similar equity interests, instruments convertible into or exchangeable for shares or similar equity interests, assets, business or operations with an aggregate value of more than C$100,000,000, in a single transaction or a series of related transactions;
•sell, transfer, cause to be transferred, exclusively license, lease, pledge or otherwise dispose of any of our or any of our significant subsidiaries’ assets, business or operations in the aggregate with a value of more than C$60,000,000;
•except as required by applicable law, make any changes to our policy with respect to the declaration and payment of any dividends on our common shares;

•subject to certain exceptions, enter into any contract or other agreement, arrangement, or understanding with respect to, or consummate, any transaction or series of related transactions between us or any of our subsidiaries, on the one hand, and any related parties, on the other hand, involving consideration or any other transfer of value required to be disclosed pursuant to Item 404 of Regulation S-K promulgated pursuant to the United States Securities Act of 1933, as amended (the “Securities Act”); or
•engage in the production, cultivation, advertisement, marketing, promotion, sale or distribution of cannabis or any Related Products and Services (as defined herein) in any jurisdiction, including the U.S., where such activity is prohibited by applicable law as of the date of the Investor Rights Agreement (subject to certain limitations).
Exclusivity Covenant
Pursuant to the terms of the Investor Rights Agreement, until the earlier of:
(i)    the six-month anniversary of the date on which the Altria Group beneficially owns less than 10% of our issued and outstanding common shares; and
(ii)    the six-month anniversary of the termination of the Investor Rights Agreement,
Altria has agreed to make us its exclusive partner for pursuing cannabis opportunities throughout the world (subject to certain limited exceptions).
Pre-Emptive Rights and Top-Up Rights
Pursuant to the terms of the Investor Rights Agreement and provided the Altria Group continues to beneficially own at least 20% of our issued and outstanding common shares, Altria has a right to purchase, directly or indirectly by another member of the Altria Group, upon the occurrence of certain issuances of common shares by us (including issuances of common shares to Ginkgo under the Ginkgo Collaboration Agreement (each, a “Ginkgo Issuance”)) (each, a “Triggering Event”) and subject to obtaining the necessary approvals, up to such number of our common shares issuable in connection with the Triggering Event which will, when added to our common shares beneficially owned by the Altria Group immediately prior to the Triggering Event, result in the Altria Group beneficially owning the same percentage of our issued and outstanding common shares that the Altria Group beneficially owned immediately prior to the Triggering Event (in each case, calculated on a non-diluted basis). The price per common share to be paid by Altria pursuant to the exercise of these pre-emptive rights will be, subject to certain limited exceptions, the same price per common share at which the common shares are sold in the relevant Triggering Event; provided that if the consideration paid in connection with any such issuance is non-cash, the price per common share that would have been received had such common shares been issued for cash consideration will be determined by an independent committee (acting reasonably and in good faith); provided further that the price per common share to be paid by Altria pursuant to the exercise of its pre-emptive rights in connection with a Ginkgo Issuance will be C$16.25 per common share.
In addition to (and without duplication of) the aforementioned pre-emptive rights, the Investor Rights Agreement provides Altria with top-up rights, exercisable on a quarterly basis, whereby, subject to obtaining the necessary approvals and for so long as the Altria Group beneficially owns at least 20% of our issued and outstanding common shares, Altria has the right to subscribe for such number of common shares in connection with any Top-Up Securities (as defined below) that we may, from time to time, issue after the date of the Investor Rights Agreement, as will, when added to the common shares beneficially owned by the Altria Group prior to such issuance, result in the Altria Group beneficially owning the same percentage of our issued and outstanding common shares that the Altria Group beneficially owned immediately prior to such issuance. “Top-Up Securities” means any of our common shares issued:
•on the exercise, conversion or exchange of our convertible securities issued prior to the date of the Investor Rights Agreement or on the exercise, conversion or exchange of our convertible securities issued after the date of the Investor Rights Agreement in compliance with the terms of the Investor Rights Agreement, in each case, excluding any of our convertible securities owned by any member of the Altria Group;
•pursuant to any share incentive plan of the Company;
•on the exercise of any right granted by us pro rata to all shareholders to purchase additional common shares and/or other securities of the Company (other than a right issued in a rights offering in which Altria had the right to participate);
•in connection with bona fide bank debt, equipment financing or non-equity interim financing transactions with our lenders, in each case, with an equity component; or
•in connection with bona fide acquisitions (including acquisitions of assets or rights under a license or otherwise), mergers or similar business combination transactions or joint ventures undertaken and completed by us, in each case, other than (A) common shares issued pursuant to Altria’s pre-emptive right and (B) common shares issued pursuant to the Ginkgo Collaboration Agreement.

The price per common share to be paid by Altria pursuant to the exercise of its top-up rights will be, subject to certain limited exceptions, the volume-weighted average price of our common shares on the TSX for the 10 full days preceding such exercise by Altria; provided that the price per common share to be paid by Altria pursuant to the exercise of its top-up rights in connection with the issuance of common shares pursuant to the exercise of options or warrants that were outstanding on the date of closing of the Altria Investment will be C$16.25 per common share without any set off, counterclaim, deduction or withholding.
Standstill Covenant
For a period commencing on the date of the Investor Rights Agreement and ending on the earlier of (i) the date on which the Altria Warrant has been exercised in full by Altria, and (ii) the expiry or termination of the Altria Warrant, the Investor Rights Agreement provides that, without the prior approval of an independent committee of the Board, no member of the Altria Group shall, directly or indirectly, acquire our common shares (other than upon settlement of any of our common shares issued, sold and delivered pursuant to the proper exercise of rights contemplated by the Altria Warrant Certificate or the exercise of pre-emptive rights or top-up rights). The Altria Group, however, may make a take-over bid or commence a tender offer, in each case, to acquire not less than all of our issued and outstanding common shares (other than any such common shares beneficially owned by any member of the Altria Group and its affiliates) in accordance with applicable law.
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
Protection of Intangible Assets
The ownership and protection of our intellectual property rights is a significant aspect of our future success. Currently, we rely on trademarks, patents, copyrights, trade secrets, technical know-how and proprietary information. We protect our intellectual property by strategically seeking and obtaining registered protection where possible, developing and implementing standard operating procedures to protect inventions, germplasm, trade secrets, technical know-how and proprietary information and entering into agreements with parties that have access to our inventions, germplasm, trade secrets, technical know-how and proprietary information, such as our partners, collaborators, employees and consultants, to protect confidentiality and ownership. We also seek to preserve the integrity and confidentiality of our inventions, germplasm, trade secrets, trademarks, technical know-how and proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems.
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
Human Capital Resources
Cronos Group is committed to building disruptive intellectual property by advancing cannabis research, technology and product development and is seeking to build an iconic brand portfolio. Our employees are critical to achieving this mission. In order to compete and succeed in our highly competitive and rapidly evolving industry, it is crucial that we continue to attract, develop, motivate and retain skilled, talented and passionate employees. The Company’s people strategy seeks to build a winning team and to foster a community where everyone feels included and empowered to do to their best work.
As of December 31, 2020, we had 665 full-time employees and 2 full-time contractors. Of our full-time employees, 472 were in Canada, 86 were in the U.S., and 107 were in Israel. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Compensation and Benefits. Our compensation program is designed to attract, motivate and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our shareholders. We believe we offer competitive compensation and benefits in each of our locations, including long-term equity awards to eligible employees under our 2020 Omnibus Equity Incentive Plan to reward and retain talented individuals and align employee and shareholder interests.
Safety, Health and Well-being. The safety, health and well-being of our employees are paramount to the Company. We provide our employees and their families with access to a variety of health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status. In response to COVID-19, we implemented extensive safety measures throughout the Company to protect our employees from COVID-19, including complying with social distancing and other health and safety standards as required by federal, provincial, state, local and municipal government agencies, taking into consideration guidelines of applicable public health authorities. These measures include reducing the number of employees working on-site at our production facilities to only the roles that are necessary to be performed on-site, implementing work-from-home policies for employees whose work can be performed off-site, and implementing other additional health and safety measures such as enhanced hygiene and sanitation procedures, modified work schedules, social distancing protocols at our production facilities and travel restrictions.
Employee Engagement, Development and Training. We are committed to developing our talent and building an agile and resilient organization with a workforce with the skillset to effectively adapt to changing business needs in order to best position the Company for success. We seek to foster a culture of employee learning and resiliency through a talent development strategy that adapts to changing business needs. Management is an active enabler of our people strategy as we seek to recruit, retain and engage top talent that will maximize our business performance.
Diversity, Equity and Inclusion and Ethical Business Practices. We believe that a diverse and inclusive work environment mitigates the risk of group-think, ensures that the Company has the opportunity to benefit from all available talent and enhances, among other things, our organizational strength, problem-solving ability and opportunity for innovation. We continue to focus on understanding our diversity and inclusion strengths and opportunities and executing on a strategy to support further progress. We maintain a whistleblower policy and anonymous hotline for the confidential reporting of any suspected policy violations, and provide training and education to our global workforce with respect to our Code of Business Conduct and Ethics and related policies.
Regulatory Framework in the U.S.
U.S. Hemp Regulatory Framework
We derive a portion of our revenues from the manufacture, marketing and distribution of U.S. hemp-derived supplement and cosmetic consumer products through e-commerce, retail and hospitality channels in certain states in the U.S. All U.S. hemp-derived products produced and sold by us constitute “hemp” (i) under the 2018 Farm Bill and (ii) the applicable state-law equivalent in all states in which we produce and sell such U.S. hemp-derived products. The 2018 Farm Bill was enacted in the U.S. on December 20, 2018. Prior to this enactment, cannabis was scheduled as a controlled substance (marijuana) under the CSA with limited exemptions based on the portion of the cannabis plant. The 2018 Farm Bill, among other things, removed U.S. hemp (which is defined in the 2018 Farm Bill as “the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis”) and its derivatives, extracts and cannabinoids, including CBD, derived from hemp, from the definition of “marijuana” in the CSA, thereby removing U.S. hemp and its derivatives as controlled substances. The 2018 Farm Bill also amended the Agricultural Marketing Act of 1946 to allow for production and sale of U.S. hemp and its derivatives in the U.S.
The 2018 Farm Bill tasks the USDA with promulgating regulations in relation to the cultivation and production of U.S. hemp. The 2018 Farm Bill also directs the USDA to promulgate federal regulations that would apply to the production of U.S. hemp in every state that does not put forth a state U.S. hemp plan for approval by the USDA. In January 2021, the USDA issued a final rule governing U.S. hemp production in the U.S. with an effective date of March 22, 2021. There remains some possibility that the effective date of the final rule could be extended, but the USDA has not so indicated that it intends to extend the effective date of the final rule.
The USDA’s final rule establishes a federal licensing plan for regulating U.S. hemp producers in states that do not have their own USDA-approved plans. In the absence of a state plan, U.S. hemp producers will be subject to regulation directly by the USDA unless the state prohibits U.S. hemp production. Additionally, the final rule includes requirements for maintaining information on the land where U.S. hemp is produced, testing U.S. hemp for THC levels, disposing of plants with more than 0.3 percent THC on a dry-weight basis and licensing for U.S. hemp producers. The USDA’s final rule requires hemp producers to use a laboratory that is registered with the DEA, although the USDA is delaying enforcement of this requirement until December 31, 2022. The final rule also includes provisions for producers to dispose or remediate violative hemp plants without the use of a DEA-registered reverse distributor or law enforcement.

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
Further, each state has discretion to develop and implement its own laws and regulations governing the manufacturing, marketing, labeling and sale of U.S. hemp products, which has created a patchwork of different regulatory schemes applicable to such products.
Under the 2018 Farm Bill, the FDA has retained authority over the Federal Food, Drug, and Cosmetic Act-regulated products (e.g., drugs, food, dietary supplements and cosmetics) containing U.S. hemp and U.S. hemp-derived ingredients, including CBD. Moreover, states have retained regulatory authority through their own analogues to the Federal Food, Drug, and Cosmetic Act, and the states may diverge from the federal treatment of the use of U.S. hemp as, or in, food, dietary supplements or cosmetic products.
The FDA has consistently taken the position that CBD, whether derived from U.S. hemp or U.S. Schedule I cannabis, is prohibited from use as an ingredient in food and dietary supplements. This stems from its interpretation of the exclusionary clauses in the Federal Food, Drug, and Cosmetic Act because CBD has been approved as a prescription drug and is the subject of substantial clinical investigations as a drug, which have been made public. The exclusionary clauses under the Federal Food, Drug, and Cosmetic Act provide that a substance that has been approved or has been subject to substantial clinical investigations as a drug may not be used in a food or dietary supplement, unless the substance was first marketed in a food or dietary supplement prior to the initiation of substantial clinical investigations of the substance as a drug. The exclusionary clause does not apply to cosmetics. Cosmetics containing CBD could be viewed as drug products by the FDA if disease claims are made, or if the FDA determines the use of CBD in the product has a structure or function effect on the body (i.e., a drug effect).
The FDA has not issued regulations that elaborate on the exclusionary clauses and the FDA has not taken any enforcement action in the courts asserting a violation of the exclusionary clauses. To date, the FDA has issued a number of warning letters to companies unlawfully marketing CBD products. In many of these cases, the manufacturers made unsubstantiated claims about the product being able to treat medical conditions (e.g., cancer, Alzheimer’s disease, opioid withdrawal, anxiety and COVID-19) and had not obtained drug approvals. Others were issued to companies marketing CBD products as dietary supplements despite those products which contain CBD not meeting the definition of a dietary supplement, adding CBD to human and animal foods and marketing CBD products for infants and children and other vulnerable populations. Some of these letters were co-signed with the FTC and cited the companies for making claims about the efficacy of CBD and other ingredients which were not substantiated by competent and reliable scientific evidence. In December 2020, the FTC announced it had entered into settlement agreements with six companies marketing CBD products including oils, gummies, creams, and others with deceptive health claims about serious health conditions. The settlements included monetary penalties ranging from $20,000 to $85,000. The FDA has also issued one warning letter to a dietary supplement manufacturer objecting to a CBD supplement on the basis that CBD was not a permissible dietary supplement ingredient.
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
The FDA has stated that it recognizes the potential opportunities and significant interest in drug and other consumer products containing CBD, is committed to evaluating the agency’s regulatory policies related to CBD and has established a dedicated internal working group to explore potential pathways for various types of CBD products to be lawfully marketed. The FDA held a public hearing in May 2019 to obtain scientific data and information about the safety, manufacturing, product quality, marketing, labeling and sale of products containing cannabis or cannabis-derived compounds. The rules and regulations and enforcement in this area continue to evolve and develop. In July 2020, the FDA sent to the White House Office of Management and Budget (the “OMB”) for review a draft guidance, “Cannabidiol Enforcement Policy,” the details of which were not made public. This guidance remained under review at the OMB until January 2021, when it was withdrawn by the FDA as a part of the regulatory moratorium Executive Order issued by President Biden. The timeline for further CBD policy development remains uncertain while the new administration is put into place and as the FDA faces competing regulatory priorities. In December 2020, the FDA announced a framework for leveraging real world evidence to better understand CBD safety and a number of research projects the agency plans to develop to address gaps in current CBD research. At the same time, the FDA reiterated that CBD remains subject to the same safety standard as any other ingredient based on its intended use, and that there remain a number of safety issues that need to be addressed in order to support the safety of CBD as a food or dietary supplement ingredient. The FDA also announced an expansion of its market sampling and analytical testing of CBD products, as well as issued a new series of Warning Letters against companies marketing CBD products with serious disease claims, including products that the agency viewed as posing serious health risks based on their route of administration, including nasal, ophthalmic and inhalable products.

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
Regulatory Framework in Canada
Licenses and Regulatory Framework
On October 17, 2018, the Cannabis Act and the Cannabis Regulations (the “Cannabis Regulations”) came into force. The Cannabis Regulations establish six classes of licenses:
•cultivation;
•processing;
•sale for medical purposes;
•analytical testing;
•research; and
•cannabis drug.
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
Health Canada allows license holders to export cannabis and cannabis products with appropriate export permits. Export permits issued by Health Canada are specific to each shipment and may only be obtained for medical or scientific purposes. To apply for a permit to export cannabis, a license holder must submit significant information to the minister including information about the substance to be exported (including description, intended use, quantity) and the importer. As part of the application, applicants are also required to provide a copy of the import permit issued by a competent authority in the jurisdiction of final destination and to make a declaration to the minister that the shipment does not contravene the laws of the jurisdiction of the final destination or any country of transit or transshipment.
The Cannabis Act requires the federal government to conduct a review of the Cannabis Act beginning in October 2021. This statutory review is required to include, among other things, consideration of (i) the administration and operation of the Cannabis Act, (ii) the impact of the Cannabis Act on public health, (iii) the health and consumption habits of young persons, (iv) the impact of cannabis on indigenous persons and communities and (v) the impact of the cultivation of cannabis plants in a dwelling-house. This statutory review may lead to the amendment, removal or addition of provisions in or to the Cannabis Act which could adversely affect our business.
In addition to the current medical and adult-use regimes under the Cannabis Act, Health Canada has also been considering the implementation of a cannabis health product regime for products with potential therapeutic uses that would not require practitioner oversight. Between June and September 2019, Health Canada held a public consultation titled “Potential Market for Cannabis Health Products (CHPs) that would not Require Practitioner Oversight”. The consultation sought feedback from Canadians on the kinds of cannabis health products they would be interested in if such products were made available in Canada. A summary report of the consultation results was published by Health Canada in September 2020. Given the results of the consultation, Health Canada has indicated that it intends to obtain external scientific advice on the appropriate evidence standards required to demonstrate safety, efficacy and quality in cannabis health products, with the information it gathers informing the next steps on a potential implementation of a cannabis health product regime.

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
The governments of each Canadian province and territory have implemented their regulatory regimes for the distribution and sale of cannabis for adult-use purposes which continue to evolve over time. Most provinces and territories have announced a minimum age for possession and consumption of 19 years old, except for Québec and Alberta, where the minimum age is 21 and 18, respectively. In addition, provinces and territories may impose restrictions on sales, distribution and promotion which are more stringent than those at the federal level. For example, the SQDC, the exclusive distributor of cannabis in the province and the sole retail and online vendor in Québec, does not permit cannabis vaporizers or other high THC non-edible cannabis products to be sold through its channels. The SQDC has also placed significant restrictions on the types of edibles that may be sold through its channels, prohibiting edibles that are sweet, confectionary, dessert, chocolate or any other product attractive to persons under 21 years of age. Similarly, the Prince Edward Island Cannabis Management Corporation and the province of Newfoundland and Labrador also do not allow cannabis vaporizers to be sold through their channels.
Licenses and Regulatory Framework in Israel
In Israel, cannabis is subject to the Israeli Dangerous Drugs Ordinance [New Version], 5733 - 1973, and its sale and use are prohibited unless applicable licenses have been obtained. Licenses to cultivate, possess and use cannabis for medical or research purposes in Israel are granted by the Israel Medical Cannabis Agency within the Israeli Ministry of Health (the “Yakar” and the “Israeli MOH”, respectively). Patients also must obtain licenses either directly from physicians who have been authorized to grant patient licenses or from the Yakar following a request from the patient’s physician in order to purchase and consume medical cannabis.
In January 2019, the Israeli government approved, in principle, the export from Israel of medical cannabis products that meet applicable quality standards under the strict supervision of the Israeli authorities. Only products that can be directly marketed to patients (including smoking products, oils, and vaporizer products) may be exported, and only to those countries that have signed the United Nations Single Convention on Narcotic Drugs and that have explicitly approved the import of cannabis. The export of plant substances, including seeds and tissue cultures, is not permitted. In October 2020, the Israeli MOH initiated a pilot program in which certain medical cannabis companies were permitted to export their products, and the Yakar issued guidelines relating to the export of medical cannabis products. These guidelines set forth the process and conditions for obtaining an export license, which can only be issued to an applicant already holding a valid Yakar license.
Cronos Israel Licenses
During the first quarter of 2020, the Yakar granted Cronos Israel: (1) full Good Agricultural Practices (“GAP”) certification, including a permit to cultivate at the full capacity of the greenhouse; and (2) GMP and Good Distribution Practices (“GDP”) certificates and permits to produce and distribute dried flower. During the third quarter of 2020, Cronos Israel also received GMP and GDP certificates and permits to produce and distribute cannabis oils and pre-rolls.
Licenses and Regulatory Framework in Other Jurisdictions
We and our joint venture partners and strategic investments are subject to comprehensive and evolving regulations in each jurisdiction we and they operate. All aspects of the production, manufacture and distribution of cannabis products are regulated and subject to licensing regimes. These regulations and licensing regimes vary by jurisdiction and we, our joint venture partners and strategic investments spend significant time, effort and money to comply with the applicable requirements.
Available Information
We are subject to the informational requirements of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, in accordance with the Exchange Act, we also file reports with and furnish other information to the SEC. The public may obtain any document that we file with or furnish to the SEC from the SEC’s Electronic Document Gathering, Analysis, and Retrieval system, which can be accessed at www.sec.gov, or via the System for Electronic Document Analysis and Retrieval, which can be accessed at www.sedar.com, as well as from commercial document retrieval services.
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

From time to time, we use our website, as well as the following social media sites, as an additional means of disclosing public information to investors, the media and others interested in the Company.
•Facebook (https://www.facebook.com/The-Cronos-Group-419168411987225);
•Twitter (https://twitter.com/cronosgroup); and
•LinkedIn (https://www.linkedin.com/company/cronosgroupcron/?viewAsMember=true).
It is possible that certain information we post on our website or these social media sites could be deemed to be material information, and we encourage investors, the media and others interested in the Company to review the business and financial information we or our officers post on our website or these social media sites. None of the information on our website or disclosed through these social media sites is incorporated by reference into this Annual Report.

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
Risk Factor Summary
•We have a limited operating history and our growth strategy may not be successful.
•Our products are new; the safety of our products is subject to conflicting medical data; and our products have been and may be in the future subject to recalls.
•The production and distribution of our products is subject to disruption, the risks of an agricultural business and the risk third party suppliers and distributors may not perform their obligations to us.
•Intellectual property is key to our growth strategy and we may be unable to obtain or enforce our intellectual property rights.
•Our entry into new markets is subject to risks normally associated with the conduct of business in foreign countries.
•We are subject to extensive regulation and licensing and may not successfully comply with all applicable laws and regulations.
•Our business has been and may be adversely affected by the COVID-19 pandemic.
•Our businesses face highly competitive conditions.
•Altria has significant influence over us and may acquire over 50% of our common shares.
•The price of our common shares has been and may continue to be highly volatile.
•We are subject to other risks generally applicable to our industry and the conduct of our businesses.
Risks Relating to Our Growth Strategy.
We and certain of our subsidiaries have limited operating history and therefore we are subject to many of the risks common to early-stage enterprises.
We began carrying on business in 2013; Peace Naturals began operations in 2012 and generated its first revenues in 2013; OGBC began operations in 2014 and generated revenue in 2017 (inter-company bulk transfer); Redwood began operations in 2017. In addition, many of our joint ventures are not yet operational and may not become operational for some time, if at all. We are therefore subject to many of the risks common to early-stage enterprises, including limitations with respect to personnel, financial, and other resources and lack of revenues.

We may not be able to achieve or maintain profitability and may continue to incur losses in the future.
We have incurred significant losses in recent periods. We had negative operating cash flow for the fiscal years ending December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014. We may not be able to achieve or maintain profitability and may continue to incur significant losses in the future. In addition, we expect to continue to increase operating expenses as we implement initiatives to continue to grow our business. If our revenues do not increase to offset these expected increases in costs and operating expenses, we will not be profitable. If our revenue declines or fails to grow at a rate faster than our operating expenses, and we are unable to secure funding under terms that are favorable or acceptable to us, or at all, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We may not achieve profitability in the future and, even if we do become profitable, we might not be able to sustain that profitability.
We may not be able to successfully manage our growth.
We are currently in an early development stage and may be subject to growth-related risks, including capacity constraints and pressure on our internal systems and controls, which may place significant strain on our operational and managerial resources. While our revenue has grown in recent years, our ability to manage and sustain revenue growth will depend on a number of factors, many of which are beyond our control, including, but not limited to, changes in laws and regulations respecting the production of U.S. hemp and cannabis products, competition from other license holders, the size of the illegal market and the adult-use market in Canada, and our ability to produce sufficient volumes of our products to meet client demand. In addition, we are subject to a variety of business risks generally associated with developing companies. Our ability to manage growth effectively will require us to continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. There can be no assurances that we will be able to manage growth successfully. Any inability to manage growth successfully could have a material adverse effect on our business, financial condition and results of operations.
We have identified at year-end 2020 a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we experience additional material weaknesses in the future, our business may be harmed.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and for evaluating and reporting on the effectiveness of our system of internal control. Effective internal controls are necessary for us to provide timely, reliable and accurate financial reports, identify and proactively correct any deficiencies, material weaknesses or fraud and meet our reporting obligations. As disclosed in Part II, Item 9A, we identified a material weakness in the fourth quarter of 2020. Remediation efforts place a significant burden on management and add increased pressure on our financial reporting resources and processes. If we are unable to successfully remediate this material weakness in a timely manner, or if any additional material weaknesses in our internal control over financial reporting are identified, the accuracy of our financial reporting and our ability to timely file with the SEC may be adversely impacted. In addition, if our remedial efforts are insufficient, or if additional material weaknesses or significant deficiencies in our internal controls occur in the future, we could be required to restate our financial statements, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weaknesses or deficiencies, subject us to regulatory investigations and penalties, harm our reputation, cause a decline in investor confidence or otherwise cause a decline in our stock price.
We may not successfully execute our production capacity expansion strategy.
We may not be successful in executing our strategy to expand production capacity at our facilities and joint ventures. Continuing and expanding operations at the production facilities of Cronos Israel and Natuera will be subject to obtaining and maintaining the appropriate licenses from the relevant regulatory agencies in those jurisdictions. In addition, continuing and expanding operations at Cronos GrowCo’s production facilities will be subject to obtaining and maintaining the appropriate licenses from Health Canada. Construction delays or cost over-runs in respect of such operations, howsoever caused, could have a material adverse effect on our business, financial condition and results of operations.
In addition, we may not be successful in obtaining the necessary approvals required to export or import our products to or from the jurisdictions in which we operate. If we are unable to secure necessary production licenses in respect of our facilities and those of our joint ventures, the expectations of management with respect to the increased future cultivation and growing capacity may not be borne out, which could have a material adverse effect on our business, financial condition and results of operations.

The industries and markets in which we operate are relatively new, and these industries and markets may not continue to exist or grow as anticipated or we may ultimately be unable to succeed in these industries and markets.
The cannabis and U.S. hemp industries and markets in which we operate are relatively new, can be highly speculative, are rapidly expanding and may ultimately not be successful. In addition to being subject to general business risks, we need to continue to build brand awareness in these industries and markets through significant investments in our strategy, our production capacity, quality assurance and compliance with regulations. These activities may not promote our brand and products as effectively as intended, or at all. Competitive conditions, consumer tastes or client requirements, as applicable, and spending patterns in these new industries and markets are relatively unknown and may have unique circumstances that differ from existing industries and markets. We are subject to all of the business risks associated with a new business in a niche market, including risks of unforeseen capital requirements, failure of widespread market acceptance of our products, failure to establish business relationships and competitive disadvantages against larger and more established competitors.
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
We have entered into various supply arrangements for cannabis products with various provincial purchasers and have secured listings with various private retailers in those provinces. We have entered into such supply arrangements with eight provinces in Canada (where the relevant provincial body is the sole wholesale distributor and retailer of cannabis and cannabis products in the province) and with private retailers in Saskatchewan. Our supply arrangements with provincial purchasers, each of which we understand to be substantially similar in all material respects with the supply arrangements entered into with the other license holders in the Canadian cannabis industry, do not contain any binding minimum purchase obligations on the part of the relevant provincial purchaser.
We expect purchase orders to be primarily driven by end-consumer demand for our products and the relevant provincial purchaser supply at the relevant time. Accordingly, we cannot predict the quantities of our products that will be purchased by the provincial purchasers, or if our products will be purchased at all. Provincial purchasers may change the terms of the supply agreements at any time during the supply relationship including pricing, have broad rights of return of products and are under no obligation to purchase our products or maintain any listings of our products for sale. As a result, provincial purchasers have a significant amount of control over the terms of the supply arrangements.
The effect of the legalization of adult-use cannabis in Canada on the medical cannabis market in Canada is still uncertain, and it may have a significant negative effect upon our medical cannabis business if our existing or future medical-use clients decide to purchase products available in the adult-use market instead of purchasing medical-use products from us.
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
The impact of the legalization of adult-use cannabis in Canada on the medical cannabis market is uncertain, and while we cannot predict its impact on our sales and revenue prospects, it may be adverse.
The adult-use cannabis market in Canada has in the past been and may in the future become oversupplied following the recent implementation of the Cannabis Act and the related legalization of cannabis for adult-use.
As a result of the recent implementation of the Cannabis Act and the legalization of adult cannabis use, numerous additional cannabis producers have and may continue to enter the Canadian adult-use market. We and such other cannabis producers have in the past produced and may in the future produce more cannabis than is needed to satisfy the collective demand of the Canadian medical and adult-use markets, and we may be unable to export that over-supply into other markets. As a result, the available supply of cannabis could exceed demand, which could result in a significant decline in the market price for cannabis, which could have a material adverse effect on our business, financial condition and results of operations.

We may be unsuccessful in competing in the legal adult-use cannabis market in Canada.
We face competition from existing license holders licensed under the Cannabis Act. Certain of these competitors may have significantly greater financial, production, marketing, R&D and technical and human resources than we do. As a result, our competitors may be more successful than us in gaining market penetration and market share in the adult-use cannabis industry in Canada. Our commercial opportunity in the adult-use market could be reduced or eliminated if our competitors produce and commercialize products for the adult-use market that, among other things, are safer, more effective, more convenient or less expensive than the products that we may produce, have greater sales, marketing and distribution support than our products, enjoy enhanced timing of market introduction and perceived effectiveness advantages over our products and receive more favorable publicity than our products. If our adult-use products do not achieve an adequate level of acceptance by the adult-use market, we may not generate sufficient revenue from these products, and our adult-use business may not become profitable.
The Cannabis Act allows individuals over the age of 18 to cultivate, propagate, harvest and distribute up to four cannabis plants per household provided that each plant meets certain requirements, although various restrictions on these activities exist in certain provinces and territories. If we are unable to effectively compete with other license holders in the adult-use cannabis market, or a significant number of individuals take advantage of the ability to cultivate and use their own cannabis, our adult-use business may be negatively impacted.
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
Many jurisdictions place restrictions on or prohibit commercial activities involving cannabis and U.S. hemp. Such restrictions or prohibitions may make it impossible or impractical for us to enter or expand our operations in such jurisdictions unless there is a change in law or regulation. For example, U.S. Schedule I cannabis remains illegal under U.S. federal law and may never become legal under U.S. federal law.
We must rely largely on our own market research to forecast sales and market demand and market prices which may differ from our forecasts.
We must rely largely on our own market research and internal data to forecast sales as detailed market research is not generally obtainable from other sources at this early stage of the cannabis or U.S. hemp industries. Our market research and sales forecasts, together with factors such as our expectations regarding market conditions, including prices, influence capital expenditure levels, inventory levels, production and supply chain capacity and operating expenses and if such forecasts and expectations prove to be inaccurate, this could have a material adverse effect on our business, financial condition and results of operations. For example, our forecast for product demand and market conditions was impacted by a decline in market prices for cannabis products in the Canadian market, which contributed to our inventory write-down in the second and fourth quarters of 2020.
We could have difficulty transitioning the operations of businesses that we have acquired and will acquire.
The success of our acquisitions, including the Redwood Acquisition and the acquisition of Cronos Fermentation, depends upon our ability to transition any businesses that we acquire. The transitioning of acquired business operations could disrupt our business by causing unforeseen operating difficulties, diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business. The difficulties of transitions could be increased by the necessity of coordinating geographically dispersed organizations, coordinating personnel with disparate business backgrounds and managing different corporate cultures, or discovering previously unknown liabilities. In addition, we could be unable to retain key employees or customers of the acquired businesses. We could face transition issues including those related to operations, internal controls, information systems and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates or these acquisitions could fail to complete successfully. Any of these items could adversely affect our results of operations.

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
Clinical trials of cannabis-based medical products and treatments are novel terrain with very limited or non-existent history, and any trials may not result in commercially viable products and treatments.
Clinical trials are expensive, time consuming and difficult to design and implement. Regulatory authorities may suspend, delay or terminate any clinical trials we commence at any time, may require us, for various reasons, to conduct additional clinical trials, or may require a particular clinical trial to continue for a longer duration than originally planned. Clinical trials face many risks, including, among others:
•lack of effectiveness of any formulation or delivery system during clinical trials;
•discovery of serious or unexpected toxicities or side effects experienced by trial participants or other safety issues;
•slower than expected subject recruitment and enrollment rates in clinical trials;
•delays or inability in manufacturing or in obtaining sufficient quantities of materials for use in clinical trials due to regulatory and manufacturing constraints;
•delays in obtaining regulatory authorization to commence a trial, including licenses required for obtaining and using cannabis for research, either before or after a trial is commenced;
•unfavorable results from ongoing pre-clinical studies and clinical trials;
•trial participants or investigators failing to comply with study protocols;
•trial participants failing to return for post-treatment follow-up at the expected rate;
•sites participating in an ongoing clinical study withdraw, requiring us to engage new sites; and
•third-party clinical investigators declining to participate in our clinical studies, not performing the clinical studies on the anticipated schedule, or acting in ways inconsistent with the established investigator agreement, clinical study protocol or good clinical practices.
Any of the foregoing could cause our products or treatments not to be commercially viable.
The controversy surrounding vaporizers and vaporizer products may materially and adversely affect the market for vaporizer products and expose us to litigation and additional regulation.
There have been a number of highly publicized cases involving lung and other illnesses and deaths that appear to be related to vaporizer devices and/or products used in such devices (such as vaporizer liquids). The focus is currently on the vaporizer devices, the manner in which the devices were used and the related vaporizer device products –THC, nicotine, other substances in vaporizer liquids, possibly adulterated products and other illegal unlicensed cannabis vaporizer products. Some states, provinces, territories and cities in the U.S. and Canada have already taken steps to prohibit the sale or distribution of vaporizers, restrict the sale and distribution of such products or impose restrictions on flavors or use of such vaporizers. This trend may continue, accelerate and expand.

Cannabis vaporizers in Canada are regulated under the Cannabis Act and Cannabis Regulations. Although this legislation sets rules and standards for the manufacture, composition, packaging, and marketing of cannabis vaporizer products, these rules and standards predate the spate of vaporizer-related health issues that have recently arisen in the U.S. These issues and accompanying negative public sentiment may prompt Health Canada or individual provinces/territories to decide to further limit or defer the industry’s ability to sell cannabis vaporizer products, and may also diminish consumer demand for such products. Currently, Québec, Newfoundland and Labrador and Prince Edward Island do not allow the sale of cannabis vaporizers in their respective jurisdictions. There can be no assurance that these jurisdictions will allow the sale of cannabis vaporizers in the future, that other jurisdictions will not prohibit the sale of cannabis vaporizers, that we will be able to meet any additional compliance requirements or regulatory restrictions, or that we will remain competitive in face of unexpected changes in market conditions
An extension of this controversy to non-nicotine vaporizer devices and other product formats could materially and adversely affect our business, financial condition, operating results, liquidity, cash flow and operational performance. In February 2020, the U.S. Centers for Disease Control reported that federal and state agencies were investigating an outbreak of over 2,807 lung injury cases associated with the use of vaporizer products, including non-nicotine containing products. Litigation pertaining to vaporizer products is accelerating and that litigation could potentially expand to include our products, which would materially and adversely affect our business, financial condition, operating results, liquidity, cash flow and operational performance.
Future research may lead to findings that vaporizers, electronic cigarettes and related products are not safe for their intended use.
Vaporizers, electronic cigarettes and related products were recently developed and therefore the scientific or medical communities have had a limited period of time to study the long-term health effects of their use. Currently, there is limited scientific or medical data on the safety of such products for their intended use and the medical community is still studying the health effects of the use of such products, including the long-term health effects. If the scientific or medical community were to determine conclusively that use of any or all of these products pose long-term health risks, market demand for these products and their use could materially decline. Such a determination could also lead to litigation, reputational harm and significant regulation. Loss of demand for our product, product liability claims and increased regulation stemming from unfavorable scientific studies on cannabis vaporizer products could have a material adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.
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

The parties with which we do business, may perceive that they are exposed to reputational risk as a result of our cannabis or U.S. hemp business activities. Failure to establish or maintain business relationships could have a material adverse effect on our business, financial condition and results of operations. Any third-party service provider or supplier could suspend or withdraw its services to us if it perceives that the potential risks exceed the potential benefits to such services. For example, we face challenges making U.S. dollar wire transfers or engaging any third-party service provider or supplier with a substantial presence where cannabis is not federally legal (including the U.S.). While we have other banking relationships and believe that the services can be procured from other institutions, we may in the future have difficulty maintaining existing, or securing new, bank accounts or clearing services, service providers or other vendors.
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
We may be subject to litigation in the ordinary course of our marketing, distribution and sale of our products.
We are subject to litigation, claims and other legal and regulatory proceedings from time to time in the ordinary course of our marketing, distribution and sale of our products, some of which may adversely affect our business, financial condition and results of operations. Several companies in the U.S. hemp-derived CBD industry, including the Company, have recently become party to an increasing number of purported class actions lawsuits relating to their food and dietary supplement products containing U.S. hemp-derived CBD. While the case against the Company was dismissed, similar class actions may be filed against us again, and the plaintiffs in such class action lawsuits, as well as in other lawsuits against us, may seek very large or indeterminate amounts, including punitive damages, which may remain unknown for substantial periods of time. Should any litigation in which we become involved be determined against us, such a decision could adversely affect our ability to continue operating, adversely affect the market price for the common shares and require the use of significant resources. Even if we are involved in litigation and win, litigation can redirect significant resources. Litigation may also create a negative perception of our brands, which could have an adverse effect on our business, financial condition and results of operations. See Item 3 in Part I of this Annual Report for more details on our legal proceedings.
We may be subject to product liability claims.
As a manufacturer and distributor of products designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of cannabis and U.S. hemp products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of cannabis or U.S. hemp products alone or in combination with other medications or substances could occur as described under “— There is limited long-term data with respect to the efficacy and side effects of our products and future clinical research studies on the effects of cannabis, U.S. hemp and cannabinoids may lead to conclusions that dispute or conflict with our understanding and belief regarding their benefits, viability, safety, efficacy, dosing and social acceptance.” We may be subject to various product liability claims that include, among others, our products caused injury or illness, incorrect labeling, inadequate instructions for use or inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our clients and consumers generally, and could have a material adverse effect on our business, financial condition and results of operations. See Part I, Item 3, Legal Proceedings, of this Annual Report for a discussion on our legal proceedings.
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
For certain of our cannabis and U.S. hemp products, testing for cannabinoid levels, heavy metals and pesticides (among other things) is performed by independent third-party testing laboratories. Testing methods and analytical assays for cannabinoids and levels of detection vary among different testing laboratories in different jurisdictions. There is currently no industry consensus on standards for testing methods or an industry accepted compendium of analytical assays or standard levels of detection. The detected and reported cannabinoid content in our cannabis and U.S. hemp products therefore can differ depending on the laboratory and testing methods (analytical assays) used. Variations in reported cannabinoid content will likely continue until the relevant regulatory agencies and independent certification bodies (e.g., ISO, USP) collaborate to develop, publish and implement standardized analytical assays and levels of detection for cannabis (including U.S. hemp), cannabinoids and their derivative products. Such differences could cause confusion with our consumers which could lead to a negative perception of us and our products, increase the risk of litigation regarding cannabinoid content and regulatory enforcement action and could make it more difficult for us to comply with regulatory requirements regarding contents of ingredients and packaging and labeling. For example, on June 16, 2020, an alleged consumer filed a Statement of Claim on behalf of a class in the Court of Queen’s Bench of Alberta in Alberta, Canada, against the Company and other Canadian cannabis manufacturers and/or distributors alleging claims related to the defendants’ advertised content of cannabinoids in cannabis products for medicinal use on or after June 16, 2010 and cannabis products for adult use on or after October 17, 2018. See Part I, Item 3, Legal Proceedings, of this Annual Report.
The presence of trace amounts of THC in our U.S. hemp products may cause adverse consequences to users of such products that will expose us to the risk of litigation, liability and other consequences.
Some of our products that are intended to primarily contain U.S. hemp-derived CBD, or other products, may contain trace amounts of THC. THC is a controlled substance in many jurisdictions, including under the federal laws of the U.S. Whether or not ingestion of THC (at low levels or otherwise) is permitted in a particular jurisdiction, there may be adverse consequences to consumers of our U.S. hemp products who test positive for any amounts of THC because of the presence of trace amounts of THC in our U.S. hemp products. In addition, certain metabolic processes in the body may negatively affect the results of drug tests. Positive tests for THC may expose us to litigation from our consumers, adversely affect our reputation, our ability to obtain or retain customers and individuals’ participation in certain athletic or other activities. A claim or regulatory action against us based on such positive test results could materially and adversely affect our business, financial condition, operating results, liquidity, cash flow and operational performance.
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

Risks Relating to Production and Distribution of Products
Our production facilities are integral to our operations and any adverse changes or developments affecting our facilities may impact our business, financial condition and results of operations.
Our activities and resources are focused on various production and manufacturing facilities including in the U.S. (for U.S. hemp products), Canada and Israel. Some licenses are specific to those facilities. Adverse changes or developments affecting our facilities, including but not limited to a breach of security, an outbreak of a communicable illness (such as COVID-19) or a force majeure event, could have a material and adverse effect on our business, financial condition and results of operations. Any breach of the security measures and other facility requirements, including any failure to comply with recommendations or requirements arising from inspections by regulatory agencies, could also have an impact on our ability to continue operating under our licenses or the prospect of renewing our licenses or could result in a revocation of our licenses.
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
Given the nature of our products and our lack of legal availability outside of certain legalized or regulated retail or distribution channels, as well as the concentration of inventory in our facilities, despite meeting the applicable security requirements under applicable law, there remains a risk of theft. A security breach at one of our facilities could expose us to additional liability and to potentially costly litigation, increase expenses relating to the resolution and future prevention of these breaches and may deter potential customers from choosing our products.
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
We are dependent upon information technology systems in the conduct of our operations and we collect, store and use certain sensitive data, intellectual property, our proprietary business information and certain personally identifiable information of our employees and customers on our networks. Any fraudulent, malicious or accidental breach of our data security could result in unintentional disclosure of, or unauthorized access to, third-party, customer, vendor, employee or other confidential or sensitive data or information, which could potentially result in additional costs to us to enhance security or to respond to occurrences, lost sales, violations of privacy or other laws, penalties, fines, regulatory action or litigation. We also rely on third-party service providers for certain information technology systems, such as payment processing, and any data security breach at a third-party service provider could have similar effects. In addition, media or other reports of perceived security vulnerabilities to our systems or those of our third-party suppliers, even if no breach has been attempted or occurred, could adversely impact our brand and reputation and customers could lose confidence in our security measures and reliability, which would harm our ability to retain customers and gain new ones. If any of these were to occur, it could have a material adverse effect on our business, financial position and results of operations.
In addition, there are a number of federal, state and provincial laws protecting the confidentiality of certain client health information, including client records, and restricting the use and disclosure of that protected information. The privacy rules under the Personal Information Protection and Electronics Documents Act (Canada) (“PIPEDA”) protect medical records and other personal health information by limiting their use and disclosure of health information to the minimum level reasonably necessary to accomplish the intended purpose and apply to our operations globally. If we were to be found to be in violation of the privacy or security rules under PIPEDA or other applicable laws protecting the confidentiality of client health information in jurisdictions we operate in, we could be subject to sanctions and civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, results of operations and financial condition. Additional jurisdictions in which we operate or which we may enter also have data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of sensitive personal information (such as the California Consumer Privacy Act in California). The interpretation and enforcement of such laws and regulations are uncertain and subject to change and may require substantial costs to monitor and implement compliance with any additional requirements. Failure to comply with data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.

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
The inability of our customers to meet their financial or contractual obligations to us may result in disruption to our results of operations and could result in financial losses.
We have significant exposure to several customers and at least some of these customers are experiencing financial difficulties. We have in the past, and may in the future, need to take allowances against and need to write off receivables due to the creditworthiness of these customers. Further, the inability of these customers to purchase our products could materially adversely affect our results of operations.
The inability of our suppliers to meet their financial or contractual obligations to us may result in disruption to our supply chain and could result in financial losses.
We face exposure to our third-party cannabis suppliers that may face financial difficulties which would impact our supply of cannabis material. We have in the past, and may in the future, have disruptions in our supply chain.
We rely on third-party distributors to distribute our products, and those distributors may not perform their obligations.
We rely on third-party distributors, including pharmaceutical distributors and other courier services, and may in the future rely on other third parties, to distribute our products. If these distributors do not successfully carry out their contractual obligations or terminate or suspend their contractual arrangements with us, if there is a delay or interruption in the distribution of our products or if these third parties damage our products, it could negatively impact our revenue. In addition, any damage to our products, such as product spoilage, could expose us to potential product liability, damage our reputation and the reputation of our brands or otherwise harm our business.
Risks Relating to Intellectual Property
We are subject to risks related to the protection and enforcement of our intellectual property rights, and we may be unable to protect or enforce our intellectual property rights.
The ownership and protection of our intellectual property rights is a significant aspect of our future success. Currently we rely on trade secrets, technical know-how, proprietary information and certain patent filings to maintain our competitive position. We try to protect our intellectual property by strategically seeking and obtaining registered protection where possible, developing and implementing standard operating procedures to protect trade secrets, technical know-how and proprietary information, and entering into agreements with parties that have access to our inventions, trade secrets, technical know-how and proprietary information, such as our partners, collaborators, employees and consultants, to protect confidentiality and ownership. We also seek to preserve the integrity and confidentiality of our inventions, trade secrets, technical know-how and proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, and we seek to protect our trademarks and the goodwill associated therewith by monitoring and enforcing against unauthorized use of our trademarks.
It is possible that we will inadvertently disclose or otherwise fail or be unable to protect our inventions, trade secrets, technical know-how or proprietary information, or will fail to identify our inventions or trademarks as patentable or registrable intellectual property, or fail to obtain patent or registered trademark protection therefor. Any such disclosure or failure could have a material adverse effect on our business.

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
Specifically, we have sought trademark protection in many countries, including Canada, the U.S. and others. Our ability to obtain registered trademark protection for cannabis and cannabis-related goods and services (including U.S. hemp and U.S. hemp-related goods and services) may be limited in certain countries outside of Canada, including the U.S., where registered federal trademark protection is currently unavailable for trademarks covering the sale of U.S. Schedule I cannabis products or certain goods containing U.S. hemp-derived CBD (such as dietary supplements and foods) until the FDA provides clearer guidance on the regulation of such products; and including Europe, where laws on the legality of cannabis use are not uniform, and trademarks cannot be obtained for products that are “contrary to public policy or accepted principles of morality.” Accordingly, our ability to obtain intellectual property rights or enforce intellectual property rights against third-party uses of similar trademarks may be limited in certain countries.
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
There is no guarantee that any patent or other intellectual property applications that we file will result in registration or any enforceable intellectual property rights or the breadth of any such protection. Further, there is no assurance that we will find all potentially relevant prior art relating to any patent applications that we file, which may prevent a patent from issuing from a patent application or invalidate any patent that issues from such application. Even if patents do successfully issue, and cover our products and processes, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, found unenforceable or invalidated. Even if they are unchallenged, any patent applications and future patents may not adequately protect our intellectual property rights, provide exclusivity for our products or processes or prevent others from designing around any issued patent claims. Any of these outcomes could impair our ability to prevent competition from third parties, which could materially and adversely affect our business, financial condition and results of operations.

We may be subject to allegations that we are in violation of third-party intellectual property rights, and we may be found to infringe third-party intellectual property rights, possibly without the ability to obtain licenses necessary to use such third-party intellectual property rights.
Other parties may claim that our products infringe on their intellectual property rights, including with respect to patents, and our operation of our business, including our development, manufacture and sale of our goods and services, may be found to infringe third-party intellectual property rights. There may be third-party patents or patent applications with claims to products or processes related to the manufacture, use or sale of our products and processes. There may be currently pending patent applications, some of which may still be confidential, that may later result in issued patents that our products or processes may infringe. In addition, third parties may obtain patents in the future and claim that use of our inventions, trade secrets, technical know-how and proprietary information, or the manufacture, use or sale of our products, infringes upon those patents. Third parties may also claim that our use of our trademarks infringes upon their trademark rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, legal fees, injunctions, temporary restraining orders, other equitable relief, and/or require the payment of damages, any or all of which may have an adverse impact on our business. In addition, we may need to obtain licenses from third parties who allege that we have infringed on their lawful rights. Such licenses may not be available on terms acceptable to us, and we may be unable to obtain any licenses or other necessary or useful rights under third-party intellectual property.
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
Finally, we seek to protect our germplasm, hybrids and varieties from accidental release, theft, misappropriation and sabotage by maintaining physical security of our premises and through contractual rights with our employees and certain of our independent contractors, consultants and licensees. However, such security measures may be insufficient or breached, and our employees, independent contractors, consultants and licensees may engage in the inadvertent disclosure, theft, misappropriation or sabotage. We may not have adequate remedies in the case of any such security breach, inadvertent disclosure, theft, misappropriation or sabotage.
We receive licenses to use some third-party intellectual property rights; the failure of the owner of such intellectual property to properly maintain or enforce the intellectual property underlying such licenses, or our inability to maintain such licenses, could have a material adverse effect on our business, financial condition and performance.
We are party to licenses granted by third parties, including with actress Kristen Bell and through the Ginkgo Strategic Partnership, that give us rights to use third-party intellectual property that is necessary or useful to our business. Our success will depend, in part, on the ability of the applicable licensor to maintain and enforce its licensed intellectual property against other third parties, particularly intellectual property rights to which we have secured exclusive rights. Without protection for the intellectual property we have licensed, other companies might be able to offer substantially similar products for sale, or utilize substantially similar processes or publicity and marketing rights, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
Approximately 250 substances, including cannabis, are listed in the Schedules annexed to the UN Single Convention, the Convention on Psychotropic Substances (Vienna, 1971) and the Convention against Illicit Traffic in Narcotic Drugs and Psychotropic Substances (introducing control on precursors) (Vienna, 1988). The purpose of these listings is to control and limit the use of these drugs according to a classification of their therapeutic value, risk of abuse and health dangers, and to minimize the diversion of precursor chemicals to illegal drug manufacturers. The 1961 UN Single Convention on Narcotic Drugs, as amended in 1972 classifies cannabis as a Schedule I (“substances with addictive properties, presenting a serious risk of abuse”) narcotic drug. In December 2020, the Commission on Narcotic Drugs voted to remove cannabis from Schedule IV (“the most dangerous substances, already listed in Schedule I, which are particularly harmful and of extremely limited medical or therapeutic value”). The 1971 UN Convention on Psychotropic Substances classifies THC as a Schedule I psychotropic substance (substances presenting a high risk of abuse, posing a particularly serious threat to public health which are of very little or no therapeutic value). Many countries are parties to these conventions, which govern international trade and domestic control of these substances, including cannabis. They may interpret and implement their obligations in a way that creates legal obstacles to our obtaining manufacturing and/or marketing approval for our products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be manufactured and/or marketed and achieving such amendments to the laws and regulations may take a prolonged period of time. There can be no assurance that any market for our products will develop in any jurisdiction in which we do not currently have operations. We may face new or unexpected risks or significantly increase our exposure to one or more existing risk factors, including economic instability, political instability, changes in laws and regulations and the effects of competition. These factors may limit our capability to successfully expand our operations into such jurisdictions and may have a material adverse effect on our business, financial condition and results of operations.
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

Other risks include the potential for fraud and corruption by suppliers or personnel or government officials which may implicate us, compliance with applicable anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and the Corruption of Foreign Public Officials Act (Canada), by virtue of our operating in jurisdictions that may be vulnerable to the possibility of bribery, collusion, kickbacks, theft, improper commissions, facilitation payments, conflicts of interest and related party transactions and our possible failure to identify, manage and mitigate instances of fraud, corruption or violations of our code of conduct and applicable regulatory requirements.
There is also the risk of increased disclosure requirements; currency fluctuations; restrictions on the ability of local operating companies to hold Canadian dollars, U.S. dollars or other foreign currencies in offshore bank accounts; import and export regulations; increased regulatory requirements and restrictions; increased health-related regulations; limitations on the repatriation of earnings or on our ability to assist in minimizing our expatriate workforce’s exposure to double taxation in both the home and host jurisdictions; and increased financing costs.
These risks may limit or disrupt our joint ventures, strategic alliances or investments, restrict the movement of funds, cause us to have to expend more funds than previously expected or required or result in the deprivation of contract rights or the taking of property by nationalization or expropriation without fair compensation, and may materially adversely affect our businesses, financial position and/or results of operations. In addition, the enforcement by us of our legal rights in foreign countries, including rights to exploit our properties or utilize our permits and licenses and contractual rights may not be recognized by the court systems in such foreign countries or enforced in accordance with the rule of law.
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
We currently operate parts of our business through joint ventures with other companies, and we may enter into additional joint ventures and strategic alliances in the future. Joint venture investments may involve risks not otherwise present for investments made solely by us, including: (i) we may not control the joint ventures; (ii) our joint venture partners may not agree to distributions that we believe are appropriate; (iii) where we do not have substantial decision-making authority, we may experience impasses or disputes with our joint venture partners on certain decisions, which could require us to expend additional resources to resolve such impasses or disputes, including litigation or arbitration; (iv) our joint venture partners may become insolvent or bankrupt, fail to fund their share of required capital contributions or fail to fulfil their obligations as a joint venture partner; (v) the arrangements governing our joint ventures may contain certain conditions or milestone events that may never be satisfied or achieved; (vi) our joint venture partners may have business or economic interests that are inconsistent with ours and may take actions contrary to our interests; (vii) we may suffer losses as a result of actions taken by our joint venture partners with respect to our joint venture investments; (viii) it may be difficult for us to exit a joint venture if an impasse arises or if we desire to sell our interest for any reason; and (ix) our joint venture partners may exercise termination rights under the relevant agreements. In addition, we may, in certain circumstances, be liable for the actions of our joint ventures or joint venture partners. Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.
There can be no assurance that our current and future strategic alliances or expansions of scope of existing relationships will have a beneficial impact on our business, financial condition and results of operations.
We currently have, and may in the future enter into additional, strategic alliances with third parties that we believe will complement or augment our existing business. Our ability to complete strategic alliances is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, strategic alliances could present unforeseen integration obstacles or costs, may not enhance our business and may involve risks that could adversely affect us, including significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. Future strategic alliances could result in the incurrence of debt, costs and contingent liabilities, and there can be no assurance that future strategic alliances will achieve, or that our existing strategic alliances will continue to achieve, the expected benefits to our business or that we will be able to consummate future strategic alliances on satisfactory terms, or at all. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
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

In addition, pursuant to the Ginkgo Collaboration Agreement, if we undergo a change of control that is approved by the Board, including a change of control resulting from the exercise of the Altria Warrant, Ginkgo may elect to receive cash payments, totaling up to $100 million, in lieu of the common shares that would otherwise become issuable in connection with any Equity Milestone Events (as defined in the Ginkgo Collaboration Agreement) achieved following such election (the “Milestone Cash Election”). If we undergo a change in control that has not been approved by the Board, then Ginkgo will have the ability to terminate the Ginkgo Collaboration Agreement immediately, in which case, among other things: (i) all rights or licenses granted to us by Ginkgo under the Ginkgo Collaboration Agreement will terminate; (ii) certain expenses and costs incurred by Ginkgo will be accelerated and become due and payable by us; (iii) the then-outstanding and unpaid portion of all cash payments from us to Ginkgo for the achievement of R&D milestones by Ginkgo shall be due immediately as if all R&D milestones had been achieved; and (iv) a lump sum cash payment equal to the aggregate of all Milestone Cash Election amounts in respect of which the relevant Equity Milestone Events have not yet been achieved will be immediately due and payable by us. In addition, should Ginkgo terminate the Ginkgo Collaboration Agreement upon a change of control, we will no longer be able to use or commercialize the key patented intellectual property related to the production of the target cannabinoids, which could have a material adverse effect on our business, financial condition and results of operations. See “Description of Business - Research and Development Activities and Intellectual Property.”
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
Our business and activities are heavily regulated in all jurisdictions where we carry on business. Our operations are subject to various laws, regulations and guidelines by governmental authorities (including, in Canada, Health Canada and analogous provincial and local regulatory agencies and, in the U.S., the FDA, DEA and FTC and analogous state agencies) relating to the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of cannabis and U.S. hemp, and also including laws, regulations and guidelines relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment (including relating to emissions and discharges to water, air and land, and the handling and disposal of hazardous and non-hazardous materials and wastes). Our operations may also be affected in varying degrees by government regulations with respect to, but not limited to, price controls, export controls, controls on currency remittance, increased income taxes, restrictions on foreign investment and government policies rewarding contracts to local competitors or requiring domestic producers or vendors to purchase supplies from a particular jurisdiction. Laws, regulations and guidelines, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services.
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

The regulatory environment for our products is rapidly developing, and the need to build and maintain robust systems to comply with different and changing regulations in multiple jurisdictions increases the possibility that we may violate one or more applicable requirements. While we endeavor to comply with all relevant laws, regulations and guidelines, any failure to comply with the regulatory requirements applicable to our operations could subject us to negative consequences, including, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, asset seizures, revocation or imposition of additional conditions on licenses to operate our business, the denial of regulatory applications (including, in the U.S., by other regulatory regimes that rely on the positions of the DEA and FDA in the application of their respective regimes), the suspension or expulsion from a particular market or jurisdiction of our key personnel, or the imposition of additional or more stringent inspection, testing and reporting requirements, any of which could materially adversely affect our business and financial results. In the U.S., failure to comply with FDA requirements (and analogous state agencies) may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. The outcome of any regulatory or agency proceedings, investigations, audits, and other contingencies could harm our reputation, require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our results of operations, financial condition and cash flows. There can be no assurance that any pending or future regulatory or agency proceedings, investigations and audits will not result in substantial costs or a diversion of management’s attention and resources, negatively impact our future growth plans and opportunities or have a material adverse impact on our business, financial condition and results of operations.
If the Company’s U.S. hemp business activities are found to be in violation of any of U.S. federal, state or local laws or any other governmental regulations, in addition to the items described above:
•the Company may be subject to “Warning Letters,” fines, penalties, administrative sanctions, settlements, injunctions, product recalls and/or other enforcement actions arising from civil, administrative or other proceedings initiated that could adversely affect the Company’s business, financial condition, operating results, liquidity, cash flow and operational performance;
•the profits or revenues derived therefrom could be subject to money laundering statutes, including the Money Laundering Control Act, which could result in significant disruption to our U.S. hemp business operations and involve significant costs, expenses or other penalties; and
•the Company’s suppliers, service providers and distributors may elect, at any time, to breach or otherwise cease to participate in supply, service or distribution agreements, or other relationships, on which the Company’s operations rely.
As it relates to U.S. Schedule I cannabis, in the U.S., despite cannabis possession and use having been legalized at the state level for medical use in many states and for adult-use in a number of states, marijuana as defined by the CSA continues to be categorized as a Schedule I controlled substance under the CSA and subject to the Controlled Substances Import and Export Act (“CSIEA”). Although we do not engage in any activities related to marijuana as defined by the CSA in the U.S., violations of any U.S. federal laws and regulations, including the CSA and the CSIEA, whether intentional or inadvertent, could result in civil, criminal and/or administrative enforcement actions, which could result in fines, penalties, and other sanctions, including but not limited to, cessation of business activities. Additionally, U.S. border officials could deny entry into the U.S. to those employed at or investing in legal and licensed non-U.S. cannabis companies and such persons could face detention, denial of entry or lifetime bans from the U.S. for their business associations with cannabis businesses.
We and our joint ventures and strategic investments are reliant on required licenses, authorizations, approvals and permits for our ability to grow, process, store and sell cannabis which are subject to ongoing compliance, reporting and renewal requirements and we may also be required to obtain additional licenses, authorizations, approvals and permits in connection with our business.
Our ability to grow, process, store and sell cannabis in Canada is dependent on our licenses from Health Canada, and in particular the licenses currently held by Peace Naturals. Failure to comply with the requirements of the licenses or failure to maintain the licenses would have a material adverse impact on our business, financial condition and results of operations. Although we believe Peace Naturals will meet the requirements of the Cannabis Act for extension of its license, there can be no guarantee that Health Canada will extend or renew the licenses or, if they are extended or renewed, that they will be extended or renewed on the same or similar terms or that Health Canada will not revoke the licenses. Should we fail to comply with requirements of the licenses, should Health Canada not extend or renew the licenses, should we renew the licenses on different terms (including not allowing for anticipated capacity increases) or should the licenses be revoked, our business, financial condition and results of the operations will be materially adversely affected.

Our ability to grow, process, store and sell cannabis in Israel is dependent on maintaining our cannabis cultivation and production licenses and our ability to export products from Cronos Israel is also dependent on obtaining the relevant export permits. Cronos GrowCo’s ability to grow, process, store and sell cannabis at its cannabis facility in Kingsville, Ontario depends on obtaining and maintaining the appropriate licenses from Health Canada. Natuera’s ability to grow, process, store and sell cannabis in Colombia is dependent on obtaining and maintaining and being granted the appropriate licenses from the Ministry of Health and Social Security and Natuera’s ability to export products from Colombia is dependent on its ability to obtain the relevant export permits. Should we or our joint ventures fail to comply with the requirements of the licenses, or should they not be extended or renewed by the applicable regulatory authorities, or should they be renewed on different terms (including not allowing for anticipated capacity increases) or should the licenses be revoked, the business, financial condition and results of our and our joint ventures’ operations will be materially adversely affected. There is no assurance that we or our joint ventures will be able to obtain additional permits or licenses on commercially reasonable terms, if at all.
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
Our current operations are subject to various laws, regulations and guidelines promulgated by governmental authorities (including, in Canada, Health Canada and, in the U.S., the FDA, DEA, FTC and PTO) relating to the marketing, acquisition, manufacture, packaging/labeling, management, transportation, storage, sale and disposal of cannabis or U.S. hemp but also including laws and regulations relating to health and safety, the conduct of operations and the protection of the environment. Additionally, our growth strategy continues to evolve as regulations governing the cannabis industry in the jurisdictions other than Canada and the U.S. in which we operate become more fully developed. Interpretation of these laws, rules and regulations and their application to our operations is ongoing. No assurance can be given that new laws, regulations and guidelines will not be enacted or that existing laws, regulations and guidelines will not be amended, repealed or interpreted or applied in a manner which could require extensive changes to our operations, increase compliance costs, give rise to material liabilities or a revocation of our licenses and other permits, restrict the growth opportunities that we currently anticipate or otherwise limit or curtail our operations. For example, the Cannabis Act requires the federal government to conduct a review of the Cannabis Act beginning in October 2021. This statutory review is required to include, among other things, consideration of (i) the administration and operation of the Cannabis Act, (ii) the impact of the Cannabis Act on public health, (iii) the health and consumption habits of young persons, (iv) the impact of cannabis on Indigenous persons and communities and (v) the impact of cultivation of cannabis plants in a dwelling-house. This statutory review may lead to the amendment, removal or addition of provisions in or to the Cannabis Act which could adversely affect our business. Amendments to current laws, regulations and guidelines governing the production, sale and use of cannabis and cannabis-based products, more stringent implementation or enforcement thereof or other unanticipated events, including changes in political regimes or political instability, currency controls, fluctuations in currency exchange rates and rates of inflation, labor unrest, changes in taxation laws, regulations and policies, restrictions on foreign exchange and repatriation, governmental regulations relating to foreign investment and the cannabis business more generally, and changes in attitudes toward cannabis, are beyond our control and could require extensive changes to our operations, which in turn may result in a material adverse effect on our business, financial condition and results of operations.
While the production of cannabis in Canada is under the regulatory oversight of the federal government, the distribution of adult-use cannabis in Canada falls within the jurisdiction of the provincial and territorial governments. The impact of the legislation regulating adult-use cannabis passed in the provinces and territories on the cannabis industry and our business plans and operations is uncertain. Provinces and territories have announced certain restrictions that are more stringent than the federal rules or regulations such as bans on cannabis edibles, raising minimum age of purchase and flavor restrictions. For example, Québec, Newfoundland and Labrador and Prince Edward Island do not currently permit sales of cannabis vaporizers, and Québec limits the sale of other high THC non-edible cannabis products. In addition, the distribution and retail channels and applicable rules and regulations in the provinces continue to evolve and our ability to distribute and retail cannabis and cannabis products in Canada is dependent on the ability of the provinces and territories of Canada to establish licensed retail networks and outlets. In response to the COVID-19 pandemic, various provinces and territories have introduced a variety of regulatory changes to their respective cannabis regimes, which include in certain jurisdictions, forced store closures, restrictions or bans on in-store shopping experiences, and the authorization of private delivery services. There is no guarantee that the applicable legislation regulating the distribution and sale of cannabis for adult-use purposes, including as amended to respond to the COVID-19 pandemic, will allow for the growth opportunities we currently anticipate.

Furthermore, additional countries continue to pass laws that allow for the production and distribution of cannabis in some form or another. We have subsidiaries, investments, joint ventures and strategic alliances in place outside of the U.S. and Canada, which may be affected if more countries legalize cannabis. Increased international competition and limitations placed on us by Canadian regulations might lower the demand for our products on a global scale. We also face competition in each jurisdiction outside of the U.S. and Canada where we have subsidiaries, investments, joint ventures and strategic alliances with local companies that have more experience, more in-depth knowledge of local markets or applicable laws, regulations and guidelines or longer operating histories in such jurisdictions.
We are subject to certain restrictions of the TSX and Nasdaq which may constrain our ability to expand our business internationally.
Our common shares are listed on the TSX and Nasdaq. We must comply with the TSX and Nasdaq requirements or guidelines when conducting business.
On October 16, 2017, the TSX provided clarity regarding the application of Section 306 (Minimum Listing Requirements), Section 325 (Management) and Part VII (Halting of Trading, Suspension and Delisting of Securities) of the TSX Company Manual (collectively, the “Requirements”) to TSX-listed issuers with business activities in the cannabis sector. In TSX Staff Notice 2017- 0009, the TSX notes that issuers with ongoing business activities that violate U.S. federal law regarding U.S. Schedule I cannabis are not in compliance with the Requirements. The TSX reminded issuers that, among other things, should the TSX find that a listed issuer is engaging in activities contrary to the Requirements, the TSX has the discretion to initiate a delisting review. Although we do not conduct any operations in the U.S. with respect to U.S. Schedule I cannabis, failure to comply with the Requirements could result in a delisting of our common shares from the TSX or the denial of an application for certain approvals, such as to have additional securities listed on the TSX, which could have a material adverse effect on the trading price of our common shares and have a material adverse effect on our business, financial condition and results of operations.
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
In the U.S., our advertising is subject to regulation by the FTC under the Federal Trade Commission Act as well as the FDA under the Federal Food, Drug, and Cosmetic Act, including as amended by the Dietary Supplement Health and Education Act of 1994, and by state agencies under analogous and similar state and local laws. In recent years, the FTC, the FDA and state agencies have initiated numerous investigations of food and dietary supplement products both because of their CBD content and based on allegedly deceptive or misleading marketing claims and have, on occasion, issued “Warning Letters” or instituted enforcement actions due to such claims. Some U.S. states also permit content, advertising and labeling laws to be enforced by state attorneys general, who may seek civil and criminal penalties, relief for consumers, class action certifications, class wide damages and recalls of products sold by us. There has also been a recent increase in private litigation that seeks, among other things, relief for consumers, class action certifications, class wide damages and recalls of products. We have been subject to such litigation and may be subject to additional private class action litigation. Any actions against us by governmental authorities or private litigants could have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.

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
On December 20, 2018, the 2018 Farm Bill was signed into law. The 2018 Farm Bill, among other things, removes “hemp” (which we refer to as “U.S. hemp” in this Annual Report, defined as the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a THC concentration of not more than 0.3% on a dry weight basis and its derivatives) from the Controlled Substances Act and amends the Agricultural Marketing Act of 1946 to permit the production and sale of U.S. hemp in the U.S. The 2018 Farm Bill tasks the USDA with promulgating regulations in relation to the cultivation and production of U.S. hemp. The 2018 Farm Bill also directs the USDA to promulgate federal regulations that would apply to the production of U.S. hemp in every state which does not put forth a state U.S. hemp plan for approval by the USDA. The USDA issued a final rule in January 2021 that becomes effective March 2021. Various states are in the process of applying to the USDA for approval of their U.S. hemp production regulations which impose different levels of regulation and costs on the production of U.S. hemp, and certain state plans have been approved by the USDA. The USDA’s recently issued final rule, requires hemp producers to use a laboratory that is registered with the DEA for analytical testing of hemp plants; however, the USDA is delaying enforcement of this requirement until December 31, 2022. The final rule does provide some flexibility for producers to dispose or remediate non-compliant plants, subject to additional documentation requirements, without requiring the use of a DEA-registered reverse distributor or law enforcement to dispose of non-compliant plants. Moreover, the 2018 Farm Bill provides that its provisions do not preempt or limit state laws that regulate the production of U.S. hemp. Accordingly, some states may choose to restrict or prohibit some or all U.S. hemp production or sales within the state and variances in states’ laws and regulations on U.S. hemp are likely to persist. Further, each state has discretion to develop and implement its own laws and regulations governing the manufacturing, marketing, labeling, and sale of U.S. hemp products, which has created a patchwork of different regulatory schemes applicable to such products.
The FDA or particular states may ultimately prohibit the sale of some or all dietary supplements or conventional foods containing U.S. hemp and U.S. hemp-derived ingredients, including CBD and we may be required to submit a New Dietary Ingredient notification to the FDA, which may not be accepted without objection.
Under the 2018 Farm Bill, the FDA has retained authority over the Federal Food, Drug, and Cosmetic Act-regulated products (e.g., drugs (human and animal), food (human and animal), dietary supplements and cosmetics) containing U.S. hemp and U.S. hemp-derived ingredients, including CBD. The FDA has consistently taken the position that CBD, whether derived from U.S. hemp or U.S. Schedule I cannabis, is prohibited from use as an ingredient in food and dietary supplements. This stems from its interpretation of the exclusionary clauses in the Federal Food, Drug, and Cosmetic Act because CBD is the active ingredient in a drug that has been approved as a prescription drug and is the subject of substantial clinical investigations as a drug, which have been made public. The exclusionary clauses under the Federal Food, Drug, and Cosmetic Act provide that a substance that has been approved or has been subject to substantial clinical investigations as a drug may not be used in a food or dietary supplement, unless the substance was first marketed in a food or dietary supplement prior to the initiation of substantial clinical investigations of the substance as a drug.

The FDA has not issued regulations that elaborate on the exclusionary clauses, and the FDA has not taken any enforcement action in the courts asserting a violation of the exclusionary clauses due to the marketing of U.S. hemp, U.S. hemp extracts, or CBD. To date, the FDA has issued several “Warning Letters” to companies unlawfully marketing CBD products. In many of these cases, the manufacturer made unsubstantiated claims about the product being able to treat medical conditions (e.g., cancer, Alzheimer’s disease, opioid withdrawal, anxiety and COVID-19) and had not obtained drug approvals. Some of these letters were co-signed with the FTC and cited the companies for making claims about the efficacy of CBD or other ingredients which were not substantiated by competent and reliable scientific evidence. In December 2020, the FTC announced it had entered into settlement agreements with six companies marketing CBD products including oils, gummies, creams, and others with deceptive health claims about serious health conditions. The settlements included monetary penalties ranging from $20,000 to $85,000. The FDA has also issued a “Warning Letter” to at least one dietary supplement manufacturer for a number of violations observed during an inspection, including manufacturing CBD supplements in a licensed facility.
Until the FDA formally adopts regulations with respect to CBD products or announces an official position with respect to CBD products, there is a risk that the FDA could take enforcement action (e.g., “Warning Letter,” seizure, injunction) against the Company’s U.S. hemp-derived CBD products sold in the U.S.
Moreover, states have retained regulatory authority through their own analogues to the Federal Food, Drug, and Cosmetic Act, and the states may diverge from the federal treatment of the use of U.S. hemp as, or in, food, dietary supplements or cosmetic products. The FDA or applicable states (under their CSA or Federal Food, Drug, and Cosmetic Act analogues) may ultimately not permit the sale of non-pharmaceutical products containing U.S. hemp-derived ingredients, including CBD, which would have a material adverse impact on our business, financial condition and results of operations.
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
The FDA may seek to regulate our cosmetic products containing U.S. hemp-derived ingredients, including CBD, under its authorities for medical products (i.e., drugs, medical devices, or drug-device combination products). Specifically, the agency could assert that our lotions, oils, balms and creams are intended for use in diagnosing, treating, mitigating or preventing disease or for use in affecting the structure or any function of the body. In making classification decisions, the agency considers a wide variety of factors to determine a product’s intended use; indeed, the FDA has sometimes asserted that a product qualifies as a drug based solely on the presence of an ingredient widely understood to have drug effects, even in the absence of express claims about them. Though we do not market our lotions, oils, balms and creams as drugs for use in the treatment of diseases or their symptoms, the FDA could still assert that the products are intended for use as drugs, including based on the understood or presumed physical effects of topically administered cannabinoids. Thus, we may not have the ability to successfully respond to such allegations simply by modifying labeling or advertising claims. Ultimately, if the FDA asserts one of its medical product authorities over our lotion, oil, balm and cream products, and we cannot or elect not to comply with the onerous regulatory requirements applicable to the asserted medical product category (e.g., drug), we could be prevented from producing, marketing and selling cosmetic products containing U.S. hemp-derived ingredients, including CBD. In addition, states may similarly seek to regulate our cosmetic products containing U.S. hemp-derived ingredients, including CBD, as medical products (i.e., drugs, medical devices, or drug-device combination products) under state analogues to the Federal Food, Drug, and Cosmetic Act or otherwise. States have also considered and established additional restrictions on, or requirements for, the marketing of cosmetic products containing U.S. hemp-derived ingredients. If states assert their medical product authorities over our cosmetic products containing U.S. hemp-derived ingredients, including CBD, in a manner that we cannot address simply by modifying labeling or advertising claims, and we cannot or elect not to comply with the onerous regulatory requirements applicable to the asserted medical product category (e.g., drug), we could be prevented from producing, marketing and selling cosmetic products containing U.S. hemp-derived ingredients, including CBD. Likewise, if states enforce or adopt regulatory interpretations or restrictions that limit our ability to market our cosmetic products containing U.S. hemp-derived ingredients, including CBD, in such states, it could materially and adversely affect our business, financial condition, operating results, liquidity, cash flow and operational performance.

The DEA could take enforcement action against us or other participants in the U.S. hemp industry.
There is substantial uncertainty concerning the legal status of U.S. hemp and U.S. hemp products containing U.S. hemp-derived ingredients, including CBD. The status of products derived from the cannabis or hemp plant, under both federal and state law can depend on the THC content of the plant or derivative (including whether the plant meets the statutory definition of “industrial hemp” or “hemp”), the part of the plant from which an individual or entity produces the derivative (including whether the plant meets the statutory definition of “marihuana” under the CSA), whether the cultivator, processor, manufacturer or product marketer engages in cannabis-related activities for research versus purely commercial purposes, as well as the form and intended use of the product. The mere presence of a cannabinoid (such as CBD) is not dispositive as to whether the product is legal or illegal. Under U.S. federal law, products containing CBD may be unlawful if derived from U.S. Schedule I cannabis (including hemp with a concentration greater than 0.3% THC on a dry weight basis), or if derived from U.S. hemp grown outside the parameters of an approved U.S. hemp pilot program or U.S. hemp cultivated in violation of the 2018 Farm Bill. Even after enactment of the 2018 Farm Bill, the DEA may not treat all products containing U.S. hemp-derived ingredients, including CBD, as exempt from the CSA. In September 2020, the DEA issued an interim final rule that purported to align the DEA’s regulations with the statutory changes to the CSA made effective by the 2018 Farm Bill. The DEA received a number of comments objecting to the interim final rule, and the interim final rule is the subject of ongoing litigation. If the DEA takes action against us or other participants in the U.S. hemp industry, this could have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.
Risks Relating to COVID-19
Our business and results of operations have been adversely affected and will likely continue to be materially adversely impacted by the coronavirus pandemic (COVID-19).
The COVID-19 pandemic has severely restricted the level of economic activity around the world and in all countries in which we or our affiliates, investments and joint ventures operate (including the U.S., Canada, Australia, Colombia, and Israel). In response to the COVID-19 pandemic the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations, ordering temporary closures of businesses and advising or requiring individuals to limit or forego their time outside of their homes. Numerous businesses have temporarily closed voluntarily or closed permanently. Although some preventative or protective actions have been eased or lifted in varying degrees by different governments of various countries, states and cities, the continued spread of COVID-19 and increase in infection rates have caused, and may continue to cause, some jurisdictions to reinstitute such actions, including rolling back reopening plans. The duration and ultimate impact of the COVID-19 pandemic, including the extent to which the virus may re-emerge following the current outbreak, are highly uncertain.
The effects of the COVID-19 pandemic had a material impact on the growth of revenues and sales during the fiscal year ended December 31, 2020 related to the Company’s U.S. segment. With segments of the U.S. economy currently in an economic contraction, and a significant number of the Company’s customers’ stores continuing to be challenged by remaining temporarily closed or closing permanently, the U.S. segment is experiencing slower than expected revenue growth. The prolonged closures of retail stores as well as the changes in consumer purchasing during the COVID-19 pandemic have adversely affected our financial results. We anticipate further adverse effects on our financial results so long as the measures implemented to combat the COVID-19 pandemic stay in effect.

The effect of the COVID-19 pandemic could include closures of our facilities or the facilities of our suppliers and other vendors in our supply chain and other preventive and protective measures in our supply chain. For example, as a result of the COVID-19 pandemic, closures of manufacturers in China in early 2020 resulted in delays of deliveries of batteries and cartridges for our cannabis vaporizers and personal protective equipment, such as masks and gowns used in our GMP manufacturing processes, from such manufacturers in China. In addition, as a result of a rise in infection rates late in the fourth quarter of 2020 and in the first quarter of 2021 in the U.S., certain contract manufacturers that manufacture U.S. hemp finished products for our U.S. business have experienced temporary closures or reductions in their operations leading to shortages of finished product available via the e-commerce channel. We expect these closures or reductions to ease and product shortages to be ameliorated as the spread of COVID-19 and infection rates decline. If the pandemic persists, closures or other restrictions on the conduct of business operations of our third-party manufacturers, suppliers or vendors could disrupt our supply chain. We have experienced minor delays in shipping and the increased global demand on shipping and transport services, in addition to customs and border control policies put in place in response to COVID-19 that require shipments to undergo quarantine periods, may cause us to experience delays or increased costs in the future which could impact our ability to obtain materials or deliver our products in a timely manner, could otherwise disrupt our operations and could have an adverse effect on our business, financial condition and results of operations. In various provinces in Canada, cannabis retailers have been reducing opening hours, staff onsite and the number of customers allowed in-store for cannabis retailers that continue to be open. Further, retailers of our products in the U.S. and Canada have in some cases determined to, and may in other cases be required to close or choose to suspend or significantly curtail their operations due to health and safety concerns for their employees. Even if our production facilities remain open, mandatory or voluntary self-quarantines and travel restrictions may limit our employees’ ability to get to our facilities, and this, together with impacts on our supply chain and the uncertainty produced by the rapidly evolving nature of the COVID-19 pandemic, may result in reduced or suspended production. Those type of restrictions could also impact the abilities of customers in the U.S. or certain Canadian provinces to continue to have access to our products. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, could impact personnel at third-party manufacturing facilities in the U.S. and Canada and other countries, or the availability or cost of materials, which would disrupt our supply chain, in particular in relation to our supply of masks, gowns and other protective equipment used at our GMP facilities due to the global shortage of such protective equipment and materials. As a result of COVID-19, we have implemented work-from-home policies for certain employees and the effects of our work-from-home policies may negatively impact productivity, disrupt access to books and records, increase cybersecurity risks and the risk of inadvertent disclosure of confidential information and disrupt our business. In addition, the effects of the COVID-19 pandemic may delay our R&D programs and our ability to execute on certain of our new product launches, line extensions and strategic plans involving construction or the receipt and installation of new equipment.
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
The Company has been and may in the future be required to write down intangible assets, including goodwill, due to impairment, which would reduce earnings. We periodically calculate the fair value of our reporting units and intangible assets to test for impairment. This calculation may be affected by several factors, including general economic conditions, regulatory developments, changes in category growth rates as a result of changing adult consumer preferences, success of planned new product introductions, and competitive activity. Certain events can also trigger an immediate review of goodwill and intangible assets. If the carrying value of our reporting unit and other intangible assets exceed their fair value, the goodwill and other intangible assets are considered impaired, which would result in impairment losses and could have a material adverse effect on our consolidated financial position or results of operations. We cannot provide any assurance that the U.S. segment will successfully execute its business plans and strategies.
The ongoing impact of the COVID-19 pandemic on the Company’s operating results for the U.S. segment has been difficult, if not impossible to predict. The longer than anticipated closures of retail stores have resulted in slower than anticipated revenue growth. In the second quarter of 2020, we performed an interim impairment test and the Company incurred $35 million of impairment charges on the U.S. reporting unit and $5 million on the Lord Jones™ brand.

It is possible that estimates in the Company’s financial statements will continue to change in the near-term as a result of the COVID-19 pandemic and the effect of any such changes could be material, which could result in, among other things, further impairment of goodwill and intangible assets.
Risks Relating to Competition
The markets in which we operate are increasingly competitive and we may compete for market share with other companies, both domestically and internationally, that may have longer operating histories and more financial resources, manufacturing and marketing experience than us.
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
In Canada, the number of licenses granted by Health Canada could also have an impact on our operations. We expect to face additional competition from new market entrants that are granted licenses under the Cannabis Act or existing license holders which are not yet active in the industry. If a significant number of new licenses are granted by Health Canada in the near term, we may experience increased competition for market share and may experience downward price pressure on our products as new entrants increase production. If the number of users of cannabis in Canada increases, the demand for products will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. To remain competitive, we will require a continued high level of investment in R&D, sales and customer support. We may not have sufficient resources to maintain R&D, sales and customer support efforts on a competitive basis which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the Canadian federal authorization of home cultivation, outdoor grow, and the easing of other barriers to entry to the Canadian adult-use cannabis market, could materially and adversely affect our business, financial condition and results of operations.
In the U.S., the number of competitors in the U.S. hemp industry has increased significantly in recent years and is expected to continue to increase, which could negatively impact our market share and demand for our products. Additionally, if the U.S. takes steps to legalize U.S. Schedule I cannabis, the impact of such a development could result in new entrants into the market and increased levels of competition.
We face competition from the illegal cannabis market.
We face competition from illegal market operators that are unlicensed and unregulated. As these illegal market participants do not comply with the regulations governing the cannabis industry, their operations may also have significantly lower costs. The perpetuation of the illegal market for cannabis may have a material adverse effect on our business, results of operations, as well as the perception of cannabis use.
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
Further, certain shareholders, directors, officers and employees in our Canadian operations may require security clearance from Health Canada. Under the Cannabis Act, a security clearance cannot be valid for more than five years and must be renewed before the expiry of a current security clearance. There is no assurance that any of our existing personnel who presently or may in the future require a security clearance will be able to obtain or renew such clearances or that new personnel who require a security clearance will be able to obtain one. A failure by an employee to maintain or renew his or her security clearance may impair our business operations. In addition, if an employee with security clearance leaves and we are unable to find a suitable replacement who has a security clearance required by the Cannabis Act in a timely manner, or at all, there could occur a material adverse effect on our business operations.
Risks Relating to the Altria Investment
Altria has significant influence over us following closing of the Altria Investment.
Altria is our single largest shareholder. As of December 31, 2020, Altria beneficially owned approximately 43.5% of our issued and outstanding common shares (calculated on a non-diluted basis). In light of such ownership, Altria is in a position to exercise significant influence over matters affecting shareholders or requiring shareholder approval, including the election of the Board, amendments to our articles and the determination of significant corporate actions. In addition, pursuant to the Investor Rights Agreement, Altria has certain rights, including the right to nominate a specified number of directors to the Board, approval rights over certain Company actions and pre-emptive and top-up rights entitling Altria to maintain its pro rata beneficial ownership in us. Further, as of the date hereof, four of the seven directors on the Board are Altria Nominees. For more information, see “Business -Altria Strategic Investment - Investor Rights Agreement.”
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
Under the Subscription Agreement, we have discretion in the use of net proceeds from the Altria Investment, subject to our obligation to consult with Altria, in certain circumstances, seek the approval of Altria (such approval not to be unreasonably conditioned, withheld or delayed) and certain other limitations regarding the use of net proceeds set forth in the Subscription Agreement. Accordingly, shareholders may not agree with the manner in which management chooses to allocate and spend the net proceeds. Our failure to apply the funds effectively could have a material adverse effect on our business, financial condition and results of operations.
We have cash on hand, including short-term investments, of approximately $1.3 billion as of December 31, 2020. There can be no assurance that we will be able to deploy the available cash in an effective manner that is accretive to us, or at all. Until such time as we are able to deploy the cash available to us, we anticipate holding the net proceeds as cash balances in our bank account or investing in certificates of deposit and other instruments issued by banks or obligations of or guaranteed by the Government of Canada or any province thereof or in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. Government, its agencies or instrumentalities. Based on the level of current interest rates, we will not earn any material revenue from such invested cash.

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
The Altria Warrant may be exercised in full or in part at any time on or prior to March 8, 2023, from time to time, and entitles the holder thereof, upon valid exercise in full thereof, to acquire, accept and receive from us an aggregate of 80,056,296 of our common shares (subject to adjustment in accordance with the terms of the Altria Warrant Certificate), which represents 10% of the issued and outstanding common shares as of December 31, 2020 (on a non-diluted basis). Any issuance of common shares pursuant to the exercise of the Altria Warrant would dilute all of our other shareholders and give Altria control of us.
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
We may be subject to various potential conflicts of interest because of the fact that some of our directors and officers may be engaged in a range of business activities, or have relationships with or are employed by Altria. One of our directors, Jason Adler, is the co-founder and Managing Member of Gotham Green Partners, a private equity firm focused primarily on early-stage investing in companies in the cannabis industry, and Michael Gorenstein, our Executive Chairman is a co-founder and non-managing Member of Gotham Green Partners. Three of our directors, Jody Begley, Murray Garnick and Heather Newman, are employed by Altria as Executive Vice President and Chief Operating Officer, Executive Vice President and General Counsel, and Senior Vice President, Corporate Strategy, respectively. As a result of these relationships, conflicts of interests may arise between us and them, as described below.

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
Risks Relating to Our Common Shares
It is not anticipated that any dividend will be paid to holders of common shares for the foreseeable future.
No dividends on the common shares have been paid to date. We currently intend to retain future earnings, if any, for future operation and expansion. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, financial results, cash requirements, contractual restrictions and other factors that the Board may deem relevant. Any changes to our policy with respect to the declaration and payment of any dividends requires Altria’s approval. As a result, investors may not receive any return on an investment in our common shares unless they sell their shares for a price greater than that which such investors paid for them.
The market price for the common shares may be volatile and subject to fluctuation in response to numerous factors, many of which are beyond our control.
The market price for the common shares may be volatile and subject to wide fluctuations in response to many factors, including:
•actual or anticipated fluctuations in our results of operations;
•changes in estimates of our future results of operations by us or securities research analysts;
•changes in the economic performance or market valuations of other companies that investors deem comparable to us;
•additions or departures of our executive officers and other key personnel;
•transfer restrictions on outstanding common shares;
•sales of additional common shares or the perception in the market that such sales might occur;
•significant acquisitions or business combinations, strategic partnerships, investments, joint ventures or capital commitments by or involving us or our competitors;
•increases in speculative trading activity by investors targeting publicly traded cannabis companies, which can further contribute to the volatility of the market price for our common shares if aggregate short exposure exceeds the number of our common shares available for purchase;
•news reports relating to trends, concerns or competitive developments, regulatory changes or enforcement actions and other related issues in our industry or target markets;
•the prospect of actual or perceived future changes to the legal and regulatory regimes that govern our products and our industries;
•investors’ general perception of us and the public’s reaction to our press releases, our other public announcements and our filings with the SEC and Canadian securities regulators;
•reports by industry analysts, investor perceptions, and market rumors or speculation; and
•negative announcements by our customers, competitors or suppliers regarding their own performance.
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

Securities markets continue to experience significant price and volume fluctuations that have, in some cases, been unrelated to the operating performance, underlying asset values or prospects of public companies. Accordingly, the market price of our common shares may decline even if our results of operations, underlying asset values or prospects have not changed. In addition, certain institutional investors may base their investment decisions on consideration of our environmental, governance, diversity and social practices and performance against such institutions’ respective investment guidelines and criteria, and failure to meet such criteria may result in limited or no investment in our common shares by those institutions, which could adversely affect the trading price of our common shares. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue, the trading price of the common shares may be adversely affected.
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
We may be required to issue additional common shares pursuant to the Ginkgo Collaboration Agreement or to Kristen Bell pursuant to a publicity rights agreement entered into with the Company (the “Publicity Rights Agreement”). Pursuant to the Ginkgo Collaboration Agreement, upon Ginkgo’s demonstration that the microorganisms are capable of producing the target cannabinoids above a minimum productivity level, we will issue to Ginkgo up to approximately 14.7 million common shares in the aggregate. Tranches of these common shares will be issued as each of the Equity Milestone Events is reached. The issuance of such common shares, if any, would dilute holders of common shares. Pursuant to the Publicity Rights Agreement, if certain performance milestones are achieved, up to an additional $2 million common shares in the aggregate may be issued.
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
Our management, directors and employees own a substantial number of our outstanding common shares (on a fully diluted basis). In addition, as of December 31, 2020, Altria beneficially owned approximately 43.5% of our outstanding common shares (calculated on a non-diluted basis). As such, our management, directors and employees, as a group, and Altria each are in a position to exercise significant influence over matters requiring shareholder approval, including the election of directors and the determination of significant corporate actions. In addition, these shareholders could delay or prevent a change in control that could otherwise be beneficial to holders of common shares.
Investors in the U.S. may have difficulty bringing actions and enforcing judgments against us and others based on securities law civil liability provisions.
We are incorporated under the laws of the Province of British Columbia and our head office is located in the Province of Ontario. Some of our directors and officers and some of the experts named in this Annual Report are residents of Canada or otherwise reside outside of the U.S., and a substantial portion of their assets and our assets are located outside the U.S. Consequently, it may be difficult for investors in the U.S. to bring an action against such directors, officers or experts or to enforce against those persons or us a judgment obtained in a U.S. court predicated upon the civil liability provisions of U.S. federal securities laws or other laws of the U.S. In addition, while statutory provisions exist in British Columbia for derivative actions to be brought in certain circumstances, the circumstances in which a derivative action may be brought, and the procedures and defenses that may be available in respect of any such action, may be different than those of shareholders of a company incorporated in the U.S.

If we are a passive foreign investment company for U.S. federal income tax purposes in any year, certain adverse tax rules could apply to U.S. holders of our common shares.
We will be classified as a passive foreign investment company (“PFIC”) for any taxable year for U.S. federal income tax purposes if for a taxable year, (i) 75% or more of our gross income is passive income, or (ii) 50% or more of the value of our assets either produce passive income or are held for the production of passive income, based on the quarterly average of the fair market value of such assets. The determination of PFIC status depends on interpretive rules and computational conventions that are often unclear. In particular, in making our determination, we are relying on the application of certain “look-through” rules, taking into account certain intercompany items. There is, however, no direct legal authority applying these look-through rules to our particular situation (including to what extent, they apply to intercompany items). Likewise, in light of the volatility of our common share price, we intend to take the position that the spot trading price of our stock at each quarter end, as adjusted by liabilities, does not dictate the determination of the fair market value of our assets. Based on current business plans and financial expectations, an independent valuation report in respect of our assets, and the application of certain look-through rules (including the taking into account of certain intercompany items), we do not expect to be a PFIC for the taxable year ending December 31, 2020 and do not expect to become a PFIC in the foreseeable future. However, PFIC status is determined annually and depends upon the composition of our gross income and assets, both of which are subject to change. Moreover, there can be no assurance that the IRS or a court will agree with our interpretation of fair market value or its computation, or with our interpretation of the PFIC rules (including the “look-through” rules and the scope of their application, including in respect of intercompany items). Therefore, there can be no assurance as to our PFIC status for the current taxable year or for future taxable years, nor any assurance that the IRS or a court will agree with our determination of our PFIC status.
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
General Risks
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
We will seek to maintain adequate insurance coverage in respect of the risks we face; however, insurance premiums for such insurance may not continue to be commercially justifiable and there may be coverage limitations and other exclusions which may not be sufficient to cover our potential liabilities.
We have insurance to protect our assets, operations and employees. While we believe our insurance coverage addresses all material risks to which we are exposed in our current state of operations, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which we are exposed. For example, certain wholesalers, distributors, retailers and other service providers may require suppliers of U.S. hemp products to provide an indemnification from liability in connection with such products, which may not be covered by insurance. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities or will be generally available in the future or, if available, that premiums and deductibles will be commercially justifiable. If we were to incur substantial liability claims and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, there could be a material adverse effect on our business, financial condition and results of operations.

Tax and accounting requirements may change or be interpreted in ways that are unforeseen to us and we may face difficulty or be unable to implement and/or comply with any such changes.
We are subject to numerous tax and accounting requirements, and changes in existing accounting or taxation rules or practices, or varying interpretations of current rules or practices, could have a significant adverse effect on our financial results, the manner in which we conduct our business or the marketability of any of our products. In many countries, including the U.S., we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned and are taxed accordingly. Although we believe that we are in substantial compliance with all applicable regulations and restrictions, we are subject to the risk that governmental authorities could audit our transfer pricing and related practices and assert that additional taxes are owed. In the future, the geographic scope of our business may expand, and such expansion will require us to comply with the tax laws and regulations of additional jurisdictions. Requirements as to taxation vary substantially among jurisdictions. Complying with the tax laws of these jurisdictions can be time consuming and expensive and could potentially subject us to penalties and fees in the future if we failed to comply. In the event that we failed to comply with applicable tax laws, this could have a material adverse effect on our business, financial condition and results of operations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Our executive offices are located in Toronto, Ontario in Canada, where we lease office space. As of December 31, 2020, our Rest of World segment owned various manufacturing facilities in the Canadian provinces of Manitoba, Ontario and British Columbia and in Hadera, Israel, as well as a research and development facility in Beit Shemesh, Israel. As of December 31, 2020, our United States segment leased office space and a manufacturing facility in Los Angeles, California. Management believes that our existing facilities are adequate to meet our current requirements and, to the extent that our facilities are leased, comparable space is readily available.

ITEM 3. LEGAL PROCEEDINGS.
The Company is subject to various legal proceedings in the ordinary course of its business and in connection with its marketing, distribution and sale of its products. Many of these legal proceedings are in the early stages of litigation and seek damages that are unspecified or not quantified. Although the outcome of these matters cannot be predicted with certainty, the Company does not believe these legal proceedings, individually or in the aggregate, will have a material adverse effect on its consolidated financial condition but could be material to its results of operations for any particular reporting period depending, in part, on its results for that period.

Class action complaints relating to restatement
On March 11 and 12, 2020, two alleged shareholders of the Company separately filed two putative class action complaints in the U.S. District Court for the Eastern District of New York against the Company and its former Chief Executive Officer (now Executive Chairman) and Chief Financial Officer. The court has consolidated the cases, and the consolidated amended complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The consolidated amended complaint generally alleges that certain of the Company’s prior public statements about revenues and internal controls were incorrect based on the Company’s March 2, 2020 disclosure that the Audit Committee of the Board was conducting a review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel. The consolidated amended complaint does not quantify a damage request. Defendants moved to dismiss on February 8, 2021.
On June 3, 2020, an alleged shareholder filed a Statement of Claim, as amended on August 12, 2020, in the Ontario Superior Court of Justice in Toronto, Ontario, Canada, seeking, among other things, an order certifying the action as a class action on behalf of a putative class of shareholders and damages of an unspecified amount. The Amended Statement of Claim names the Company, its former Chief Executive Officer (now Executive Chairman), Chief Financial Officer, former Chief Financial Officer and Chief Commercial Officer, and current and former members of the Board as defendants and alleges breaches of the Ontario Securities Act, oppression under the Ontario Business Corporations Act and common law misrepresentation. The Amended Statement of Claim generally alleges that certain of the Company’s prior public statements about revenues and internal controls were misrepresentations based on the Company’s March 2, 2020 disclosure that the Audit Committee of the Board was conducting a review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel, and the Company’s subsequent restatement. The Amended Statement of Claim does not quantify a damage request.
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
Litigation relating to marketing, distribution and sale of products
On June 16, 2020, an alleged consumer filed a Statement of Claim on behalf of a class in the Court of Queen’s Bench of Alberta in Alberta, Canada, against the Company and other Canadian cannabis manufacturers and/or distributors. On December 4, 2020, a Third Amended Statement of Claim was filed, which added a second alleged consumer. The Third Amended Statement of Claim alleges claims related to the defendants’ advertised content of cannabinoids in cannabis products for medicinal use on or after June 16, 2010 and cannabis products for adult use on or after October 17, 2018. The Third Amended Statement of Claim seeks a total of C$500 million for breach of contract, compensatory damages, and unjust enrichment or such other amount as may be proven in trial and C$5 million in punitive damages against each defendant, including the Company. The Third Amended Statement of Claim also seeks interest and costs associated with the action. The Company has not responded to the Third Amended Statement of the Claim.
A number of claims, including purported class actions, have been brought in the U.S. against companies engaged in the U.S. hemp business alleging, among other things, violations of state consumer protection, health and advertising laws. On April 8, 2020, a putative class action complaint was filed in the U.S. District Court for the Central District of California against Redwood, alleging violations of California’s Unfair Competition Law, False Advertising Law, Consumers Legal Remedies Act, and breaches of the California Commercial Code for breach of express warranties and implied warranty of merchantability with respect to Redwood’s marketing and sale of U.S. hemp products. The complaint did not quantify a damage request. On April 10, 2020, the class action complaint was dismissed for certain pleading deficiencies and the plaintiff was granted leave until April 24, 2020 to amend the complaint to establish federal subject matter jurisdiction. On April 28, 2020, the action was dismissed without prejudice for failure to prosecute and for failure to comply with a court order. As of the date of this Annual Report, the plaintiff has not refiled the complaint.
We expect litigation and regulatory proceedings relating to the marketing, distribution and sale of our products to increase.

ITEM 4. MINE SAFETY DISCLOSURE.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common shares are traded on Nasdaq and the TSX under the symbol “CRON.”
Holders
As of February 25, 2021, there were approximately 71 holders of record of our common shares. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information concerning securities authorized for issuance under equity compensation plans will be set forth in the Company’s definitive proxy statement for its 2021 Annual Meeting of Shareholders or an amendment to this Annual Report to be filed within 120 days of our fiscal year end.
Purchases of Equity Securities by the Issuer and Affiliated Persons
None.
Recent Sales of Unregistered Securities
None.
Performance Graph
The following performance graph compares the cumulative total shareholder return of our common shares as listed on Nasdaq with the cumulative total return of the S&P 500 Index and two market-weighted indices of publicly traded peers over the 34-month period beginning on February 27, 2018 and ending on December 31, 2020. Because the Company changed the composition of the peer group for 2020 as described below, the peer group used for the corresponding disclosures in 2019 is shown for comparison. The graph assumes that $100 is invested in each of our common shares, the S&P 500 Index, and the indices of publicly traded peers on February 27, 2018 and that all dividends, if applicable, were reinvested.
The publicly traded companies in the new peer group are Aphria Inc., Aurora Cannabis Inc., Canopy Growth Corporation, Green Thumb Industries Inc., GW Pharmaceuticals plc, HEXO Corporation, iAnthus Capital Holdings Inc., Organigram Holdings Inc. and Tilray Inc. (the “New Peer Group”). The old peer group also included CannTrust Holdings (the “Old Peer Group”) Inc., which has been excluded from the New Peer Group for the year ended December 31, 2020 because we no longer believe that its business model makes it comparable. Past performance may not be indicative of future performance.

COMPARISON OF 34 MONTH CUMULATIVE TOTAL RETURN*

Among Cronos Group Inc., the S&P 500 Index,
2019 Peer Group and 2020 Peer Group

$300
$250
$200
$150
$100
$50
$0
2/27/18
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
Cronos Group Inc.
S&P 500
- 2019 Peer Group
2020 Peer Group

Date	Cronos Group Inc.	S&P 500	2019 Peer Group	2020 Peer Group
February 27, 2018	$100.00	$100.00	$100.00	$100.00
March 31, 2018	$88.32	$97.46	$104.89	$105.16
June 30, 2018	$85.56	$100.81	$115.49	$116.33
September 30, 2018	$145.93	$108.58	$170.60	$171.08
December 31, 2018	$136.35	$93.90	$88.54	$88.91
March 31, 2019	$241.86	$106.71	$135.59	$136.03
June 30, 2019	$209.71	$111.31	$118.11	$119.12
September 30, 2019	$118.77	$113.20	$68.69	$70.14
December 31, 2019	$100.66	$123.46	$56.31	$57.49
March 31, 2020	$74.41	$99.27	$35.98	$36.71
June 30, 2020	$78.87	$119.66	$44.09	$45.19
September 30, 2020	$65.75	$130.35	$37.58	$38.52
December 31, 2020	$91.08	$146.18	$60.28	$61.88
*$100 invested on 2/27/18 in stock or 2/28/18 in index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2021 Standard & Poor’s, a division of S&P Global. All rights reserved.

Because Cronos Group’s common shares are also traded on the TSX, we are providing additional information in order to enhance the reader’s understanding of our trading history. The following performance graph compares the cumulative total shareholder return of our common shares as listed on the TSX with the cumulative total return of the S&P 500 Index, the New Peer Group and the Old Peer Group over the five-year period beginning on December 31, 2015 and ending on December 31, 2020. The graph assumes that $100 is invested in each of our common shares, the S&P 500 Index, and the indices of the New Peer Group and Old Peer Group and that all dividends, if applicable, were reinvested. Past performance may not be indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cronos Group Inc., the S&P 500 Index,
2019 Peer Group and 2020 Peer Group

$5,000
$4,500
$4,000
$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
12/15
12/16
12/17
12/18
12/19
12/20
Cronos Group Inc.
S&P 500
2019 Peer Group
2020 Peer Group

Date	Cronos Group Inc.	S&P 500	2019 Peer Group	2020 Peer Group
December 31, 2015	$100.00	$100.00	$100.00	$100.00
December 31, 2016	$469.84	$111.96	$189.24	$189.24
December 31, 2017	$3,092.06	$136.40	$410.21	$410.21
December 31, 2018	$4,565.08	$130.42	$328.76	$331.43
December 31, 2019	$3,165.08	$171.49	$207.65	$212.29
December 31, 2020	$2,806.35	$203.04	$220.55	$226.81
*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2021 Standard & Poor’s, a division of S&P Global. All rights reserved.

Share Information

As of February 25, 2021
Issued and outstanding shares
Common shares	360,258,680
Potentially issuable shares
Stock options	13,749,800
Warrants	7,987,354
Restricted stock units	948,357
Altria Warrant	80,056,296
Exercisable Top-up Rights	3,557,226
Total potentially issuable shares	106,299,033

Total outstanding and potentially issuable shares	466,557,713

ITEM 6. Selected Financial Data
Omitted.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with our consolidated financial statements and the related notes to those statements, which are included in Item 8 of this Annual Report. This discussion contains Forward-Looking Statements that involve risks and uncertainties. As a result of many factors, such as those set forth in Item 1A “Risk Factors,” of this Annual Report and elsewhere in this Annual Report, our actual results may differ materially from those anticipated in these Forward-Looking Statements.
Business Overview
Cronos Group is an innovative global cannabinoid company with international production and distribution across five continents. We are committed to building disruptive intellectual property by advancing cannabis research, technology and product development and are seeking to build an iconic brand portfolio. Cronos Group’s brand portfolio includes PEACE NATURALS™, a global wellness platform; two adult-use brands, COVE™ and Spinach™; and three U.S. hemp-derived consumer products brands, Lord Jones™, Happy Dance™ and PEACE+™.
Strategy
Cronos Group seeks to create value for shareholders by focusing on four core strategic priorities:
•growing a portfolio of iconic brands that responsibly elevate the consumer experience;
•developing a diversified global sales and distribution network;
•establishing an efficient global supply chain; and
•creating and monetizing disruptive intellectual property.
Business Segments
Cronos Group reports through two segments: “United States” and “Rest of World.” These two segments represent the geographic regions in which the Company operates and the different product offerings within each geographic region. On September 5, 2019, as a result of the Redwood Acquisition, the Company established the United States segment, which includes only the results of Redwood since the date of acquisition. Redwood manufactures, markets and distributes U.S. hemp-derived supplements and cosmetic products through e-commerce, retail and hospitality partner channels in the United States (“U.S.”) under the brands Lord Jones™ and Happy Dance™.
Recent Developments
In December 2019, an outbreak of a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. Since then, COVID-19 has spread across the globe, including the U.S., Canada and Israel, and other countries in which the Company or its affiliates operate (including Australia and Colombia) and was recognized as a pandemic by the World Health Organization. The COVID-19 pandemic has resulted in a sharp contraction in many areas of the global economy and increased volatility and uncertainty in the capital markets. In response to the pandemic, the governments of many countries, provinces, states, cities, and other geographic regions took preventative or protective actions, including closures of certain businesses, mandatory quarantines, limits on individuals’ time outside of their homes, travel restrictions and social distancing or other preventative measures. Such measures were eased or lifted in varying degrees by different governments of various countries, states and cities throughout 2020, but the continued spread of COVID-19 and increased infection rates has caused, and may continue to cause, some jurisdictions to roll back reopening plans that had been underway and re-impose quarantines, border closures, closure of certain businesses and stay-at-home orders. It is possible that jurisdictions in which the Company or its affiliates operate may reintroduce more stringent preventative or protective actions which could result in further closures of businesses. Governments in certain countries such as the U.S., Canada, and those in Europe have responded to the acute economic and market consequences with certain monetary and fiscal policy actions.
Impact on operating results
During the second quarter of 2020, the effects of the COVID-19 pandemic on retail stores and the increase of costs in production and sales in the U.S. had a material impact on the rate of growth of revenue in the U.S. segment, with revenue for the segment remaining flat from the first quarter of 2020. As a result of these impacts and the expectation of future impacts, for the three months ended June 30, 2020, the Company recorded $35 million of impairment charges on its U.S. reporting unit and $5 million on the Lord Jones™ brand (refer to Note 11 of the Company’s consolidated financial statements for more information regarding intangibles assets and goodwill).

The continued negative impact on the Company’s results has been as expected during the three months ended December 31, 2020 and no further impairment charges were recorded to the U.S. reporting unit or brands as a result. The Company expects revenue growth and operating results in the U.S. segment to continue to be negatively impacted as retail closures are expected to continue as a result of the pandemic.
Revenue and the growth in revenue in the Rest of World segment was not materially impacted by the effects of COVID-19 during the year ended December 31, 2020. However, prolonged closures of retail stores due to government mandated lockdowns as well as the changes in consumer purchasing behavior in Canada during the COVID-19 pandemic are expected to have a negative impact on the Company’s short-term revenue growth in Canada.
In both segments, there were no material increases in the current expected credit loss in connection with COVID-19. The Company continues to closely monitor the effects of COVID-19 on its operating results.
Production and supply chain
The Company’s global production facilities currently remain operational. To comply with governmental orders or other health and safety requirements, the Company has: (i) reduced the number of personnel working on-site at its production facilities to only the roles that are necessary to be performed on-site, (ii) implemented work-from-home policies for other employees whose work can be performed off-site, and (iii) implemented other additional health and safety measures such as, among other things, enhanced hygiene and sanitation procedures, modified work schedules and social distancing protocols at its production facilities. Further, as recommended by certain jurisdictions in which it operates, the Company has implemented a documented COVID-19 prevention plan in these locations. The Company has and will continue to act in accordance with guidance from local, federal, and international health and governmental authorities, such as any government-mandated requirements for people to wear facemasks in all indoor communal spaces or at businesses, and is prepared to make additional operational adjustments, as necessary. Although the Company’s production facilities currently remain operational, governmental requirements, guidance and health and safety requirements continue to evolve as governmental and health authorities respond to the spread of the virus. Reopening plans in certain jurisdictions have been and may be further reversed, suspended or delayed and quarantines may be re-imposed. The Company’s production facilities may experience further temporary closures or quarantines if governmental or health authorities make changes to the businesses and workforces allowed to remain operational, which would result in reduced production or suspension of production if such closures or quarantines are mandated. In addition, to the extent the Company’s employees contract the virus, depending on the employee’s job duties and access to facilities, the Company’s ability to keep production and manufacturing facilities open may be impacted for health and safety reasons.
The impacts of certain closures or other restrictions on the conduct of business operations at the facilities of third-party manufacturers, suppliers and other vendors in the Company’s supply chain have not been significant to date but remain uncertain. Earlier closures at manufacturers in China in 2020 had resulted in delays of deliveries of batteries and cartridges for cannabis vaporizers and personal protective equipment, such as masks and gowns used in Cronos Group’s manufacturing facilities certified in accordance with Good Manufacturing Practices (“GMP”), from such manufacturers in China. Most delays have been ameliorated as manufacturers are now operational in China but other vendors or suppliers in the Company’s supply chain have been, and in the future could potentially be, impacted. Closures or other restrictions on the conduct of business operations on third-party manufacturers, suppliers or vendors may cause disruption in Cronos Group’s supply chain. As a result of a rise in infection rates late in the fourth quarter of 2020 and in the first quarter of 2021 in the U.S., certain contract manufacturers that manufacture U.S. hemp finished products for our U.S. business have experienced temporary closures or reductions in their operations leading to shortages of finished product available via the e-commerce channel. We expect these closures or reductions to ease and product shortages to be ameliorated as the spread of COVID-19 and infection rates decline. The Company has experienced delays in shipping and expects that the increased global demand on shipping and transport services, which has created challenges to container availability and port capacities, in addition to customs and border control policies put in place in response to the COVID-19 pandemic that require shipments to undergo a quarantine period, may cause the Company to experience further delays in the future which could impact the Company’s ability to obtain materials or deliver products in a timely and cost efficient manner. In addition, work-from-home policies for certain employees and the effects of the Company’s work-from-home policies may negatively impact productivity, disrupt access to books and records and disrupt the Company’s business. Even if the Company’s production facilities continue to remain open, mandatory or voluntary self-quarantines and travel restrictions may limit the Company’s employees’ ability to access facilities, and this, together with impacts on the Company’s supply chain and the uncertainty produced by the rapidly evolving nature of the COVID-19 pandemic, may result in reduced or suspended production.

Customers
Retailers in the U.S. and Canada have been required to close at times or have curtailed their operations (such as reduced opening hours, reduced staff, limiting brand partner visits, and reduced traffic in stores) due to the implementation of health and safety measures. The slowdown or disruption faced by retailers, in addition to quarantine measures and travel restrictions, impacts the ability of customers to be able to access the Company’s products. These restrictions on retail stores are mandated by, and differ across, each state, province or territory and continue to change and evolve, which creates uncertainty in forecasting customer demand and sales velocity. In the U.S., while online sales have continued despite facing pressure, certain beauty and other retailers have temporarily closed physical boutiques. State specific limitations on retail capacity has also reduced the ability of larger retailers to offer in-store brand education for the Company’s products. In Canada, retailers have implemented a combination of measures from closing stores, offering curbside delivery (to the extent permitted by a province) and online sales only, reduced store opening hours and a reduction in the number of customers permitted in stores in light of social distancing measures. Suspensions of the ability of private retailers to offer click-and-collect or curbside delivery in certain provinces in Canada may further impact customer demand for products. Provincial purchasers have also similarly, among other things, reduced staff on-site leading to a decrease in delivery time slots for producers to deliver products or reduced frequency or size of their purchase orders. While various provinces in Canada have continued to increase the number of retail stores during the COVID-19 pandemic, we expect that the expansion of retail stores in various provinces in Canada will be delayed or slowed down in light of continued increases in COVID-19 cases. We anticipate that uncertainty created by these measures on forecasting customer demand and sales will continue as long as such measures are in place. Demand for the Company’s products could also be negatively impacted should the effects of COVID-19 lead to changes in consumer behavior, including as a result of a potential decline in the level of demand for vaporizer products or in discretionary spending as result of a general economic slowdown.
Macroeconomic impacts
The impacts of these current restrictions and measures on certain strategic projects continue to be uncertain. While facility design and expansion projects and product development initiatives are currently expected to proceed as planned, requirements and restrictions on the operation of businesses and workforces continue to evolve as governmental and health authorities respond to the spread of the virus and changes may result in delays or suspensions if authorities require such activities to be suspended.
In addition, a recession or market correction resulting from the spread of COVID-19 would likely materially affect the Company’s business and the value of its common shares. Collectively, the effects of the COVID-19 pandemic have adversely affected the Company’s results of operations and, if the effects continue unabated, could continue to do so as long as measures to combat the COVID-19 pandemic remain in effect. At this time, neither the duration nor scope of the disruption can be predicted; therefore, the ultimate impact to the Company’s business cannot be reasonably estimated but such impact could materially adversely affect the Company’s business and financial results.
Liquidity and capital resource impact
Despite the impacts of the COVID-19 pandemic, the Company believes that its significant cash on hand and short-term investments will be adequate to meet liquidity and capital requirements for at least the next twelve months. The impact of reduced interest rates has inhibited the Company’s ability to generate interest income in the short-term, but this has not, and is not expected to have, a material impact on the liquidity or capital resources of the Company.
2020 Business Highlights
Cronos Fermentation
In the second quarter of 2020, Cronos Fermentation successfully fermented CBGA, one of the Company’s target cannabinoids under the Ginkgo Strategic Partnership, at research scale. Cronos Fermentation has and will continue to optimize downstream processing and scale up procedures in advance of receiving the final strains and commercial processing license, both of which are required for commercialization.
Management Appointments
On September 9, 2020, Cronos Group expanded its leadership structure to drive its next phase of growth by appointing Kurt Schmidt as President and Chief Executive Officer. This move coincided with Mike Gorenstein’s appointment to Executive Chairman. Mr. Schmidt brings deep experience in consumer products with decades of leadership experience in the U.S. and overseas.
On August 31, 2020, the Company added Shannon Buggy as Senior Vice President, Global Head of People. With over 25 years of experience, Ms. Buggy has a proven track record of leading and managing global human resources teams and driving excellence in talent acquisition, development, retention, employee relations, compensation, benefits, talent management and labor relations.
On July 20, 2020, Summer Frein was named General Manager USA. Ms. Frein joined Cronos Group in January of 2020; however, she has worked with Cronos Group in various capacities since 2018. Under Ms. Frein’s leadership, the Company plans to further expand its U.S. hemp-derived business, including introducing new product formats under both Lord Jones™ and Happy Dance™, that will target different retail channels and consumers.
Cronos Research Labs
In the third quarter of 2020, Cronos Device Labs expanded its scope for cannabinoid research and the R&D center was renamed to Cronos Research Labs. Cronos Group engages in both understanding the fundamental science behind the interactions of cannabinoids with each other and how those interactions can be leveraged to best deliver on the consumer’s needs. Additionally, the Company partners with leading scientific institutions engaged in fundamental cannabis science to augment and accelerate its internal efforts. Cronos Group’s work spans many aspects of cannabis research from strain development to growing conditions to extraction technology to biosynthesis to product development, all supported by advances in analytical sciences.
Recent Developments
Happy Dance™
Happy Dance™ continues its expansion by securing its first major U.S. retailer, ULTA Beauty™. The full collection of Happy Dance™ products is expected to launch online at ULTA.com and in-store at over 550 ULTA Beauty™ locations across the U.S. in the coming weeks. Happy Dance™ was co-founded by actress and New York Times best-selling author Kristen Bell and features an easy-to-use line of clean, vegan and cruelty-free U.S. hemp-derived CBD bath and body products including an All-Over Whipped Body Butter + CBD, Head-to-Toe Coconut Melt + CBD and Stress Away Bath Bomb + CBD.
Cronos Israel
During 2020, Cronos Israel received all certifications and licenses required for the cultivation, production and marketing of dried flower, pre-rolls and oils in Israel and currently has PEACE NATURALS™ dried flower and oils in market. On January 11, 2021, the PEACE NATURALS™ brand was recognized by the Israeli Marketing Association and was given the 2020 Innovation Award for its successful marketing strategy in 2020, which led to increased brand exposure. The marketing campaign gained this accolade for standing out amongst its peers by focusing on the high-quality nature of PEACE NATURALS™ products. In February 2021, Cronos Israel signed a distribution agreement with the largest pharmacy chain in Israel, Super-Pharm, which has over 250 branches in Israel. Cronos Israel continues to build distribution and brand awareness through a growing network of pharmacies.
Natuera
Throughout 2020, Natuera, the Company’s joint venture in Latin America, a fully licensed operation in Colombia for hemp and cannabis derived bulk, consumer, and medicinal cannabinoid products, continued to achieve significant operational milestones. In addition to completing a number of test exports of hemp-derived CBD extract to both the U.S. and the United Kingdom for business development and R&D purposes over the course of 2020, during the fourth quarter of 2020, Natuera completed its first export of hemp-derived CBD extract to the U.S. for commercial purposes.
Cronos GrowCo
In 2020, Cronos GrowCo, the Company’s joint venture in Canada, fully completed construction of its production facility, including all fixtures within the greenhouse and all post-harvest activity areas. In November 2020, Cronos GrowCo obtained a cultivation license for the operations contemplated by the first phase of the project. The Company expects the facility to become operational in phases beginning in the first half of 2021.
2019 Financial Results Compared to 2018
For a discussion of our 2019 financial results compared to 2018, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10K/A for the year ended December 31, 2019.

Foreign currency exchange rates
All currency amounts in this Annual Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of the Company’s foreign operations are translated into dollars at the exchange rate in effect as of December 31, 2020, December 31, 2019 and December 31, 2018, as reported on Bloomberg. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The consolidated statements of net income (loss) and comprehensive income (loss) and consolidated statements of cash flows of the Company’s foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period, as reported on Bloomberg.
The exchange rates used to translate from Canadian dollars (“C$”) to dollars is shown below:

(Exchange rates are shown as C$ per $)	Year ended December 31,
	2020	2019	2018
Average rate	1.3411	1.3268	1.2955
Spot rate	1.2751	1.2990	1.3639

Consolidated Results of Operations: FY 2020 compared with FY 2019
Summary of financial results - consolidated

(In thousands of U.S. dollars)	Year ended December 31,		Change
	2020	2019	$	%
Net revenue	$46,719	$23,750	$22,969	97%

Gross profit (loss)	(25,833)	(17,597)	(8,236)	47%
Gross margin	(55)%	(74)%	N/A	19	pp

Adjusted EBITDA (i)	$(147,253)	$(98,308)	$(48,945)	50%
(i)    See “Non-GAAP Measures” for information related to Non-GAAP measure.
Net revenue - consolidated

(In thousands of U.S. dollars)	Year ended December 31,		Change
	2020	2019	$	%
Net revenue, before excise taxes (i)	$54,353	$25,639	$28,714	112%
Excise taxes	(7,634)	(1,889)	(5,745)	304%
Net revenue	46,719	23,750	22,969	97%
(i)    Net revenue, before excise taxes, is calculated net of sales returns and discounts as described under Note 4 to the consolidated financial statements.
For the fiscal year 2020 (“FY 2020”), we reported net revenue of $46.7 million, representing an increase of $23.0 million from the fiscal year 2019 (“FY 2019”). This change was primarily due to:
•An increase in sales in the Rest of World (“ROW”) segment in FY 2020 compared to FY 2019, due to the continued growth of the adult-use market in Canada and sales in the Israeli medical market, partially offset by non-recurring wholesale revenue in the Canadian market in FY 2019 and strategic price reductions on various adult-use cannabis products in Canada in FY 2020.
•An increase in net revenue in the U.S. segment of $6.1 million in FY 2020 compared to FY 2019 due to FY 2020 results including a full year of the Redwood business as opposed to 117 days in FY 2019.

Cost of sales and gross profit (loss) – consolidated

(In thousands of U.S. dollars)	Year ended December 31,		Change
	2020	2019	$	%
Cost of sales	$46,497	$12,174	$34,323	282%
Inventory write-down	26,055	29,173	(3,118)	(11)%

Gross profit (loss)	(25,833)	(17,597)	(8,236)	47%
Gross margin	(55)%	(74)%	N/A	19	pp
For FY 2020, we reported gross loss of $25.8 million, representing an increase in losses of $8.2 million from FY 2019. This change was primarily due to:
•An increase in ROW cost of sales primarily driven by third party purchased flower associated with adult-use products in Canada and a decline in wholesale sales in FY 2020 versus FY 2019.
•Partially offset by increased gross profit in the U.S. segment in FY 2020 compared to FY 2019, primarily due to a full year of gross profit in FY 2020 versus 117 days in FY 2019 and a decrease in inventory write-downs in the ROW segment. We may incur further inventory write-downs due to pricing pressures in the marketplace.
Adjusted EBITDA – consolidated

(In thousands of U.S. dollars)	Year ended December 31,		Change
	2020	2019	$	%
Adjusted EBITDA (i)	$(147,253)	$(98,308)	$(48,945)	50%
(i)    See “Non-GAAP Measures” for information related to non-GAAP measures.
For FY 2020, we reported an adjusted earnings (loss) before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) of $(147.3) million, representing a decrease in Adjusted EBITDA of $48.9 million from FY 2019. This change was primarily due to:
•An increase in gross loss as described above.
•An increase in general and administrative costs driven primarily by an increase in salaries and wages as a result of increased headcount in order to support the Company’s growth strategy, increased office and general expenses and increased costs due to a full year of U.S. segment results versus 117 days in 2019.
•An increase in sales and marketing costs, primarily related to brand development as well as increased costs due to a full year of U.S. segment results versus 117 days in the same period in 2019.
•An increase in R&D costs primarily related to the Ginkgo Strategic Partnership and increased spending on product development and developing cannabinoid intellectual property.

Other items affecting the comparability of net income (loss) during FY 2020 and FY 2019 – consolidated
Review costs related to restatement of 2019 interim financial statements
For FY 2020, we reported review costs related to the restatement of 2019 interim financial statements of $9.7 million within the general and administrative line in the consolidated statements of net income (loss). These financial statement review costs include costs related to the restatement of the Company’s 2019 interim financial statements, costs related to the Company’s responses to requests for information from various regulatory authorities relating to such restatement and legal costs defending shareholder class action complaints brought against the Company as a result of the restatement. There were no costs related to the restatement of the Company’s 2019 interim financial statements incurred during FY 2019.
Repurposing charges
For FY 2019, we reported pre-tax charges of $7.3 million related to the Company’s decision to redesign its efforts at the Peace Naturals Campus, which includes impairment costs, inventory write-down, and employee termination benefits. There were no repurposing costs incurred during FY 2020.
Interest income, net
For FY 2020, we reported interest income, net of $18.4 million representing a decrease of $9.6 million from FY 2019 primarily due to the impact of a decrease in interest rates on cash and cash equivalents and short-term investments during FY 2020 compared to FY 2019.

Gain on revaluation of derivative liabilities
For FY 2020, we reported a gain on revaluation of derivative liabilities of $129.3 million representing a decrease of $1,147.6 million from FY 2019 primarily driven by a decrease in our share price since December 31, 2019. The Company expects continued changes in derivative valuations as the Company’s share price fluctuates period-to-period. For further information, see Note 14 to the consolidated financial statements in Item 8 of this Annual Report.
Impairment loss on goodwill and intangible assets
For FY 2020, we reported an impairment loss on goodwill and intangible assets of $40.0 million representing an increase of $40.0 million from FY 2019 primarily driven by a $35.0 million impairment charge on the U.S. reporting unit and a $5.0 million impairment charge on the Lord Jones™ brand during the year ended December 31, 2020. For further information, see Note 11 to the consolidated financial statements in Item 8 of this Annual Report.
Gain on disposal of other investments
For FY 2020, we reported a gain on disposal of other investments of $4.8 million representing a decrease of $11.5 million from FY 2019 primarily driven by a decrease in the sale of shares associated with the Whistler Transaction (as defined below) during FY 2020 compared to FY 2019. For further information, see Note 7 to the consolidated financial statements in Item 8 of this Annual Report.
Financing and transaction costs
For FY 2020, we reported financing and transaction costs of $0.04 million representing a decrease of $32.2 million from FY 2019 primarily driven by the increased financing and transaction costs incurred in FY 2019 compared to FY 2020 as a result of the Altria Investment and the Redwood Acquisition. For further information see Note 27 and Note 14 to the consolidated financial statements in Item 8 of this Annual Report.
Income tax expense
For FY 2020, we reported an income tax expense of $1.3 million representing an increase of $1.3 million from FY 2019 primarily driven by changes in valuation allowance, partially offset by a decrease in the fair value gain on financial liabilities.

Results of Operations by Business Segment: FY 2020 compared with FY 2019
Summary of financial results – ROW

(In thousands of U.S. dollars)	Year ended December 31,		Change
	2020	2019	$	%
Net revenue	$37,224	$20,386	$16,838	83%

Gross profit (loss)	(29,993)	(19,470)	(10,523)	54%
Gross margin	(81)%	(96)%	N/A	15	pp

Adjusted EBITDA (i)	$(98,349)	$(84,826)	$(13,523)	16%
(i)    See “Non-GAAP Measures” for information related to non-GAAP measures.

Net revenue – ROW

(In thousands of U.S. dollars)	Year ended December 31,		Change
	2020	2019	$	%
Cannabis flower	$27,932	$15,020	$12,912	86%
Cannabis extracts	8,759	5,338	3,421	64%
Other	533	28	505	1,804%
Net revenue	37,224	20,386	16,838	83%
For FY 2020, we reported net revenue of $37.2 million, representing an increase of $16.8 million from FY 2019. This change was primarily due to:
•An increase in sales due to the continued growth of the adult-use market in Canada and sales in the Israeli medical market, partially offset by non-recurring wholesale revenue in the Canadian market in FY 2019 and strategic price reductions on various adult-use cannabis products in Canada in FY 2020.

Cost of sales and gross profit (loss) – ROW

(In thousands of U.S. dollars)	Year ended December 31,		Change
	2020	2019	$	%
Cost of sales	$41,162	$10,683	$30,479	285%
Inventory write-down	26,055	29,173	(3,118)	(11)%

Gross profit (loss)	(29,993)	(19,470)	(10,523)	54%
Gross margin	(81)%	(96)%	N/A	15	pp
For FY 2020, we reported gross loss of $30.0 million, representing an increase in losses of $10.5 million from FY 2019. This change was primarily due to:
•An increase in cost of sales primarily driven by third-party purchased flower associated with adult-use products in Canada and a decline in wholesale sales in FY 2020. The Company anticipates that gross margin will continue to fluctuate as price and mix change from quarter-to-quarter.
•Partially offset by an increase in net revenue from FY 2019, as described above and a decrease in inventory write-downs. We may incur further inventory write-downs due to pricing pressures in the marketplace.

Adjusted EBITDA – ROW

(In thousands of U.S. dollars)	Year ended December 31,		Change
	2020	2019	$	%
Adjusted EBITDA	$(98,349)	$(84,826)	$(13,523)	16%
(i)    See “Non-GAAP Measures” for information related to non-GAAP measures.
For FY 2020, we reported Adjusted EBITDA of $(98.3) million, representing a decrease in Adjusted EBITDA of $13.5 million from FY 2019. This change was primarily due to:
•An increase in ROW gross loss from FY 2019, as described above.
•An increase in R&D costs primarily related to the Ginkgo Strategic Partnership and costs related to increased spending on product development and cannabinoid intellectual property.
•An increase in general and administrative costs from FY 2019 driven by an increase in salaries and wages as a result of increased headcount to support the Company’s growth strategy and increased office and general expenses.
•An increase in sales and marketing costs primarily related to building and developing our brands and products in the Canadian adult-use market.

Summary of financial results – U.S.

(In thousands of U.S. dollars)	Year ended December 31,		Change
	2020	2019	$	%
Net revenue	$9,495	$3,364	$6,131	182%

Gross profit	4,160	1,873	2,287	122%
Gross margin	44%	56%	N/A	(12)	pp

Adjusted EBITDA (i)	$(28,019)	$(1,703)	$(26,316)	1,545%
(i)    See “Non-GAAP Measures” for information related to non-GAAP measures.

Net revenue – U.S.

(In thousands of U.S. dollars)	Year ended December 31,		Change
	2020	2019	$	%
Net revenue	$9,495	$3,364	$6,131	182%
For FY 2020, the U.S. segment reported net revenue of $9.5 million, representing an increase of $6.1 million from FY 2019. The increase was primarily due to:
•An increase in sales due to a full year of U.S. segment results in FY 2020 as opposed to 117 days in FY 2019.
•The growth in existing product lines and introductions of new U.S. hemp-derived CBD products during FY 2020. A significant amount of the U.S. segment’s FY 2020 revenue was earned during the fourth quarter as a result of increased sales in the direct-to-consumer channel driven by holiday sales.
Cost of sales and gross profit – U.S.

(In thousands of U.S. dollars)	Year ended December 31,		Change
	2020	2019	$	%
Cost of sales	$5,335	$1,491	$3,844	258%

Gross profit (loss)	4,160	1,873	2,287	122%
Gross profit margin	44%	56%	N/A	(12)	pp
For FY 2020, the U.S. segment reported gross profit of $4.2 million representing an increase in gross profit of $2.3 million from FY 2019. This was primarily due to:
•The increase in net revenue, as described above.
•Partially offset by an increase in cost of sales primarily driven by a full year of U.S. segment results in FY 2020 as opposed to 117 days in the same period in 2019.
Adjusted EBITDA – U.S.

(In thousands of U.S. dollars)	Year ended December 31,		Change
	2020	2019	$	%
Adjusted EBITDA	$(28,019)	$(1,703)	$(26,316)	1,545%
(i)    See “Non-GAAP Measures” for information related to non-GAAP measures.
For FY 2020, we reported an Adjusted EBITDA of $(28.0) million, representing a decrease in Adjusted EBITDA of $26.3 million from FY 2019. This change was primarily due to:
•Sales and marketing costs incurred in relation to the introduction of new U.S. hemp-derived CBD products.
•Increased general and administrative costs driven by increased headcount to support the Company’s growth strategy across a variety of functions.
•Partially offset by an increase in gross profit from FY 2019, as described above.

Liquidity and Capital Resources
We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our business operations and capital expenditures over the next twelve months.
Liquidity
Our primary need for liquidity is to fund operations and capital expenditures. Our ability to fund operations and capital expenditures depends on, among other things, future operating performance and cash flows that are subject to general economic conditions and financial and other factors, including factors beyond our control.

Historically, we have primarily funded our operations through equity financing. In March 2019, Altria closed a C$2.4 billion (approximately $1.8 billion) investment in us, pursuant to which we issued to certain wholly owned subsidiaries of Altria 149,831,154 of our common shares and one warrant, as further discussed under “Altria Strategic Investment” herein. As of February 23, 2021, we had a cash and cash equivalents balance of $1.1 billion and $0.2 billion in short term investments to fund operations and capital expenditures.
Capital resources
As of December 31, 2020, we had $1.1 billion in cash and cash equivalents and $0.2 billion in short term investments. As of December 31, 2020, the Company had no external financing.
Contractual obligations
As of December 31, 2020, the Company had the following contractual obligations:

(In thousands of U.S. dollars)	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital (finance) lease obligations	59	39	20	—	—
Operating lease obligations	12,017	2,381	6,214	2,261	1,161
Purchase obligations	18,942	14,489	3,341	1,112	—
Other long-term liabilities	8,962	8,962	—	—	—
Total contractual obligations	$39,980	$25,871	$9,575	$3,373	$1,161
Finance lease obligations relate to equipment leases maturing in June 2022. Operating lease obligations relate to land, buildings, vehicles, and office space in Canada, the U.S. and Israel. Purchase obligations include commitments for capital expenditure, information technology services, and other professional services. Other long-term liabilities relate to commitments for research and development such as Ginkgo foundry access fees, as well as undrawn but committed loans to our joint ventures.
Summary of cash flows

(In thousands of U.S. dollars)	Year ended December 31,
	2020	2019	2018
Net cash provided by (used in) operating activities	$(142,457)	$(130,274)	$(7,517)
Net cash provided by (used in) investing activities	20,150	(603,272)	(93,908)
Net cash provided by (used in) financing activities	(5,465)	1,856,941	122,112
Effect of foreign currency translation on cash and cash equivalents	6,102	52,371	(4,085)
Net change in cash	$(121,670)	$1,175,766	$16,602

FY 2020 cash flows vs FY 2019 cash flows
Operating activities.
During FY 2020, we used $142.5 million of cash in operating activities as compared to $130.3 million in FY 2019, representing an increase of $12.2 million in cash used. This change is primarily driven by an increase in operating expenses in FY 2020 partially offset by increased revenues in FY 2020.
Investing activities.
During FY 2020, we received $20.2 million of cash in investing activities, as compared to $603.3 million of cash used during FY 2019, representing an increase of $623.5 million in net cash provided. This change is primarily driven by the Redwood Acquisition in FY 2019 for cash consideration of $224.3 million, as well as a $395.3 million increase from FY 2019 from the net effect of the purchase of and proceeds from maturity short-term investments.
Financing activities.
During FY 2020, cash used in financing activities was $5.5 million, as compared to $1,856.9 million of cash provided by financing activities in FY 2019, representing a net increase of $1,862.4 million. This change is primarily driven by proceeds from the strategic investment from Altria of $1,809.6 million as well as the proceeds from exercises Top-up Rights of $67.1 million by Altria partially offset by the $16.0 million repayment of the construction loan payable.

Non-GAAP Measures
Cronos Group reports its financial results in accordance with Generally Accepted Accounting Principles in the United States (“US GAAP”). This Annual Report refers to measures not recognized under US GAAP (“non-GAAP measures”). These non-GAAP measures do not have a standardized meaning prescribed by US GAAP and are therefore unlikely to be comparable to similar measures presented by other companies. Rather, these non-GAAP measures are provided as a supplement to corresponding US GAAP measures to provide additional information regarding our results of operations from management’s perspective. Accordingly, non- GAAP measures should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with US GAAP. All non-GAAP measures presented in this Annual Report are reconciled to their closest reported GAAP measure. Reconciliations of historical adjusted financial measures to corresponding US GAAP measures are provided below.
Adjusted EBITDA
Management reviews Adjusted EBITDA, a non-GAAP measure which excludes non-cash items or items that do not reflect management’s assessment of on-going business performance. Management defines Adjusted EBITDA as net income (loss) before interest, tax expense, depreciation and amortization adjusted for: impairment loss on goodwill and intangible assets, repurposing charges, financing and transaction costs, loss (gain) on revaluation of derivative liabilities, loss (gain) on disposal of investments, share of loss (income) from equity accounted investees, loss from discontinued operations, other loss (income), review costs related to the restatement of the Company’s 2019 interim financial statements, the Company’s responses to the reviews of such interim financial statements by various regulatory authorities and legal costs defending shareholder class action complaints brought against the Company as a result of the restatement (see Part I, Item 3, Legal Proceedings, of this Annual Report for a discussion of the regulatory reviews and shareholder class action complaints relating to the restatement of the 2019 interim financial statements), and share-based payments.
Management believes that Adjusted EBITDA provides the most useful insight into underlying business trends and results and provides a more meaningful comparison of year-over-year results. Management uses Adjusted EBITDA for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets. As a result of the appointment of Mr. Schmidt as President and Chief Executive Officer in September 2020 and a review of how management looks at the business, Adjusted EBITDA is now the primary metric upon which management views the consolidated business performance and results year-over-year.
Adjusted EBITDA by segment
Management also reviews adjusted earnings (loss) before interest, tax, depreciation and amortization by segment (“Adjusted EBITDA by segment”), a non-GAAP measure which excludes non-cash items or items that do not reflect management’s assessment of on-going business performance. Corporate expenses are removed from Adjusted EBITDA by segment. Corporate expenses are expenses that relate to the consolidated business. The Company’s method of allocating corporate expenses is refined periodically. Management defines Adjusted EBITDA by segment as net income (loss) by segment before interest, tax expense, depreciation and amortization adjusted for the same items that are adjusted in consolidated Adjusted EBITDA.
Management believes that Adjusted EBITDA by segment provides useful insight into underlying segment trends and results and provides a more meaningful comparison of year-over-year segment results. Management uses Adjusted EBITDA by segment for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets. As a result of the appointment of Mr. Schmidt as President and Chief Executive Officer in September 2020 and a review of how management looks at the business by segment, Adjusted EBITDA by segment is now the primary metric upon which management views the segment performance and results year-over-year.

Adjusted EBITDA and Adjusted EBITDA by segment is reconciled to net income (loss) as follows for the years ended December 31, 2020 and 2019:

(in thousands of U.S. dollars)	Year ended December 31, 2020
	US	ROW	Corporate Expenses	Total
Net income (loss)	$(77,368)	$32,671	$(30,573)	$(75,270)
Adjustments
Interest expense (income), net	18	(18,433)	—	(18,415)
Income tax expense	323	1,024	—	1,347
Impairment loss on goodwill and intangible assets	40,000	—	—	40,000
Financing and transaction costs	40	—	—	40
Gain on revaluation of derivative liabilities	—	(129,254)	—	(129,254)
Gain on disposal of other investments	—	(4,789)	—	(4,789)
Share of loss from equity accounted investees	—	4,510	—	4,510
Loss from discontinued operations	—	650	—	650
Other loss (income)	20	1,814	—	1,834
Review costs related to restatement of 2019 interim financial statements	—	—	9,688	9,688
Share-based payments	8,714	6,647	—	15,361
Adjusted EBIT	(28,253)	(105,160)	(20,885)	(154,298)
Adjustments
Depreciation and amortization	234	6,811	—	7,045
Adjusted EBITDA	$(28,019)	$(98,349)	$(20,885)	$(147,253)

(in thousands of U.S. dollars)	Year ended December 31, 2019
	US	ROW	Corporate Expenses	Total
Net income (loss)	$(3,070)	$1,180,241	$(11,597)	$1,165,574
Adjustments
Interest income, net	(6)	(27,963)	—	(27,969)
Repurposing charges	—	7,268	—	7,268
Financing and transaction costs	117	32,091	—	32,208
Gain on revaluation of derivative liabilities	—	(1,276,819)	—	(1,276,819)
Gain on disposal of other investments	—	(16,277)	—	(16,277)
Share of loss from equity accounted investees	—	2,009	—	2,009
Loss from discontinued operations	—	363	—	363
Other loss (income)	182	(197)	(182)	(197)
Share-based payments	900	10,719	—	11,619
Adjusted EBIT	(1,877)	(88,565)	(11,779)	(102,221)
Adjustments
Depreciation and amortization	174	3,739	—	3,913
Adjusted EBITDA	$(1,703)	$(84,826)	$(11,779)	$(98,308)

Adjusted operating loss
Management previously reviewed operating loss on an adjusted basis, which excluded certain income and expense items that management believed were not part of underlying operations. These items typically included repurposing charges and non-recurring charges such as the review costs related to the restatement of the Company’s 2019 interim financial statements, the Company’s responses to the reviews of such interim financial statements by various regulatory authorities and legal costs defending shareholder class action complaints brought against the Company as a result of the restatement (see Part I, Item 3, Legal Proceedings, of this Annual Report for a discussion of the regulatory reviews and shareholder class action complaints relating to the restatement of the 2019 interim financial statements).

Management did not view these items to be part of underlying results as they may have been highly variable, unusual or infrequent, were difficult to predict or could distort underlying business trends and results. Management believed that adjusted operating loss provided useful insight into underlying business trends and results and provided a more meaningful comparison of year-over-year results. Management used to use adjusted operating loss for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets. As a result of the appointment of Mr. Schmidt as President and Chief Executive Officer in September 2020 and a review of how management looks at the business, adjusted operating loss is no longer a primary metric upon which management views the consolidated business performance and results year-over-year.

(In thousands of U.S. dollars)	Year ended December 31,
	2020	2019
Reported operating loss	$(179,347)	$(121,108)
Adjustments
Review costs related to restatement of 2019 interim financial statements	9,688	—
Repurposing charges	—	7,268
Adjusted operating loss	$(169,659)	$(113,840)
Adjusted operating loss by segment
Management previously reviewed operating loss by segment, which excluded corporate expenses, and adjusted operating loss by segment, which further excluded certain income and expense items that management believed were not part of the underlying segment’s operations. Corporate expenses were expenses that relate to the consolidated business and not to an individual operating segment while the income and expense items typically included non-recurring charges such as repurposing charges and review costs related to the restatement of the Company’s 2019 interim financial statements, the Company’s responses to the reviews of such interim financial statements by various regulatory authorities and legal costs defending shareholder class action complaints brought against the Company as a result of the restatement (see Part I, Item 3, Legal Proceedings, of this Annual Report for a discussion of the regulatory reviews and shareholder class action complaints relating to the restatement of the 2019 interim financial statements). Management did not view the income and expense items above to be part of underlying results of the segment as they may have been highly variable, unusual or infrequent, were difficult to predict and could distort underlying business trends and results.
As a result of the appointment of Mr. Schmidt as President and Chief Executive Officer in September 2020 and a review of how management looks at the business, adjusted operating loss by segment is no longer the primary metric upon which management views the segment performance and results year-over-year.

(In thousands of U.S. dollars)	Year ended December 31, 2020
	US	ROW	Total Segments	Corporate Expenses	Total
Reported operating loss	$(36,967)	$(111,807)	$(148,774)	$(30,573)	$(179,347)
Adjustments
Review costs related to restatement of 2019 interim financial statements	—	—	—	9,688	9,688
Adjusted operating loss	$(36,967)	$(111,807)	$(148,774)	$(20,885)	$(169,659)

(In thousands of U.S. dollars)	Year ended December 31, 2019
	US	ROW	Total Segments	Corporate Expenses	Total
Reported operating loss	$(2,777)	$(106,552)	$(109,329)	$(11,779)	$(121,108)
Adjustments
Repurposing charges	—	7,268	7,268	—	7,268
Adjusted operating loss	$(2,777)	$(99,284)	$(102,061)	$(11,779)	$(113,840)

Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements.

Critical Accounting Estimates
Estimates and critical judgments by management
The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates are reviewed periodically and adjustments are made as appropriate in the year they become known. Items for which actual results may differ materially from these estimates are described in the following section.
Refer to Note 2 “Summary of Significant Accounting Policies” within the Consolidated Financial Statements for further information on our critical accounting estimates and policies, which are as follows:
Goodwill and indefinite-lived intangible assets
Goodwill and indefinite-lived intangible assets are not subject to amortization. We test goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if an event occurs or circumstances change that could indicate a potential impairment. We compare the fair value of our reporting units with their carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
We believe that the accounting estimate for goodwill and indefinite-lived intangible assets is a critical accounting estimate because of the judgment required in assessing the fair value of each of our reporting units. We estimate fair value through various valuation methods, including the use of discounted expected future cash flows of each reporting unit as well as the use of the relief-from-royalty method on the Lord Jones™ brand. The expected future cash flows for each reporting unit are significantly impacted by current market conditions. If these market conditions and resulting expected future cash flows for each reporting unit decline significantly, the actual results for each segment could differ from our estimate, which would cause goodwill to be impaired. Our accounting for goodwill and indefinite-lived intangible assets represents our best estimate of future events.
Based on our assessments and after considering potential triggering events, including COVID-19, we recognized an impairment loss related to goodwill and indefinite life intangible assets of $35 million and $5 million in the U.S. reporting unit, respectively, in FY 2020. During our annual quantitative impairment test in the fourth quarter of 2020, no further impairment was recorded. Both fair values of the goodwill as well as the Lord Jones™ brand exceeded carrying value by more than 10%. No impairment was recorded in FY 2019 or FY 2018.
Inventory valuation
We value our inventory at lower of cost or net realizable value determined using weighted average cost. Inventory is reflected at the lower of cost or net realizable value considering future demand, market conditions and market prices. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management's assumptions which do not reflect unanticipated events and circumstances that may occur. We record an inventory valuation adjustment for excess, slow moving, and obsolete inventory that is equal to the excess of the cost of the inventory over the estimated net realizable value. We also experience inventory write-downs due to reduced market prices. The inventory valuation adjustment to net realizable value establishes a new cost basis of the inventory that cannot be subsequently reversed. Inventory valuation adjustments are based on inventory levels, expected product life, and estimated product demand. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels.
Share-based compensation
We measure the fair value of services received in exchange for all stock options granted based on the fair market value of the award as of the grant date. We compute the fair value of stock options with time-based vesting using the Black-Scholes option-pricing model and recognize the cost of the equity awards over the period that services are provided to earn the award. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and peers. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise.

Valuation of derivative liabilities
Derivative liabilities consist of the Altria Warrant, Pre-emptive Rights, and certain Top-up Rights. We measure derivative liabilities at fair value at each reporting date until settlement with the re-measurement gain or loss being recognized immediately in net income (loss) and comprehensive income (loss). We calculate fair value of the derivative liability using the Black-Scholes model. Significant assumptions are used in the valuation of derivative liabilities, including the volatility of the share price of our Company and our peers, expected dividend yield, expected term and expected risk-free interest rate. The assumptions used in computing the fair value of derivative liabilities reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. Sensitivity is performed on various inputs, refer to Note 14 “Derivative Liabilities” in Item 8 of this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those which possess a short-term to maturity. During the year ended December 31, 2020, the Company had net interest income of $18.4 million (December 31, 2019 – $28.0 million). A 10% change in the interest rate in effect on December 31, 2020 and December 31, 2019, would not have a material effect on (i) fair value of the cash equivalents and short-term investments as the majority of the portfolio has a maturity date of three months or less, or (ii) net interest income. Management continues to monitor external interest rates and revise the Company’s investment strategy as a result.
During the year ended December 31, 2020, the Company’s average variable interest rate fell 1.49%, which resulted in a decrease of net interest income, of $15.7 million in the period. During the year ended December 31, 2019, the Company’s average variable interest rate did not materially change.
Currency rate risk
Currency rate risk is the risk that the fair value of, or future cash flows from, the Company’s financial instruments will significantly fluctuate due to changes in foreign exchange rates. The Company is exposed to this risk on advances to joint ventures denominated in A$. The Company is further exposed to this risk through subsidiaries operating in Israel and the U.S. as the Company’s functional currency is in Canadian dollars. The Company does not currently use foreign exchange contracts to hedge its exposure to currency rate risk. As such, the Company’s financial position and financial results may be adversely affected by the unfavorable fluctuations in currency exchange rates.
As of December 31, 2020, the Company had foreign currency gain on translation of $15.0 million (December 31, 2019 – $37.7 million). A 10% change in the exchange rates for the foreign currencies would affect the carrying value of net assets by approximately $170.8 million as of December 31, 2020 (December 31, 2019 – $174.9 million).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors Cronos Group Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cronos Group Inc. (the Company) as of December 31, 2020 and December 31, 2019, the related consolidated statements of net income (loss) and comprehensive income (loss), changes in shareholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and December 31, 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
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
Evaluation of sufficiency of audit evidence over inventory
As discussed in Note 5 to the consolidated financial statements, inventory consists of raw materials; dry cannabis and cannabis extracts work-in-progress; dry cannabis and cannabis extract finished goods; and supplies and consumables. The Company’s total inventory as of December 31, 2020 was $44,002 thousand. The accuracy of inventory quantities is dependent upon the performance of an annual physical count and appropriately recording adjustments to inventory quantities in the Company’s inventory process. The Company has also identified a material weakness related to inventory as of December 31, 2020.
We identified the evaluation of the sufficiency of audit evidence over the accuracy of inventory quantities as a critical audit matter. Evaluating the sufficiency of the audit evidence obtained required especially subjective auditor judgment because of the material weakness described above.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over inventory. We increased the number of inventory samples selected to perform certain procedures compared to those we would have selected if the Company’s internal controls were operating effectively at year end. We performed independent test counts of inventory quantities. We compared the results of our independent test counts to the Company’s inventory records. We confirmed with third parties a selection of inventory quantities held by them. We evaluated the overall sufficiency of audit evidence obtained by assessing the results of procedures performed.

Evaluation of the impairment analysis for goodwill in the U.S. reporting unit and the Lord JonesTM brand indefinite life intangible asset
As discussed in Note 2(k) to the consolidated financial statements, goodwill and indefinite life intangible assets are not amortized but are reviewed for impairment annually or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. As discussed in Note 11 to the consolidated financial statements, the Company had $178,414 thousand of goodwill in the U.S. reporting unit and an indefinite life intangible asset of $59,000 thousand from the Lord JonesTM brand. The Company recorded $35,000 thousand of impairment charges on the goodwill recorded in the U.S. reporting unit and $5,000 thousand of impairment charges on the Lord JonesTM brand indefinite life intangible asset in the year ended December 31, 2020.
We identified the evaluation of the impairment analysis for goodwill in the U.S. reporting unit and the Lord JonesTM brand indefinite life intangible asset as a critical audit matter. The evaluation of the Company’s key assumptions used in the discounted cash flow valuation model, including the growth rates, the discount rates, and forecasted royalty income from the Lord JonesTM brand indefinite life intangible asset, required a high degree of auditor judgment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s impairment process, including a control related to the determination and assessment of the reasonableness of key assumptions used in the discounted cash flow valuation model. We evaluated the key assumptions used in the discounted cash flow valuation model, including comparing forecasted growth rates against external analyst expectations for the industry in the United States. We also performed sensitivity analysis on the forecasted growth rates and forecasted royalty income to assess the impact on the Company’s fair value estimate. We compared a selection of royalty rates of comparable entities used by the Company to determine the royalty rate used in the discounted cash flow valuation model to publicly available information. We involved valuation professionals with specialized skills and knowledge who assisted in:
•evaluating the discount rate, by comparing it against the internal rate of return and comparing the weighted average cost of capital to a range that was independently developed using publicly available market data for comparable entities.
•evaluating the royalty rate, which was applied to estimate forecasted revenues, to calculate forecasted royalty income, using industry knowledge and consideration of comparable brand royalty rates and qualitative factors specific to the brand.

/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants

We have served as the Company’s auditor since 2018.

Vaughan, Canada
February 26, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors Cronos Group Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Cronos Group Inc.’s (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and December 31, 2019, the related consolidated statements of net income (loss) and comprehensive income (loss), changes in shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the following has been identified and included in management’s assessment:
Inventory verification: Management failed to properly design and execute sufficient procedures to verify inventory quantities. Specifically, while inventory counts were performed in the fourth quarter, (i) the aggregate value of items excluded from the count exceeded the Company’s materiality threshold, and (ii) human error in count execution, data transposition and reconciliation analysis resulted in inaccurate adjustments.
The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)(i) of the Form 10-K). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants

February 26, 2021
Vaughan, Canada

CRONOS GROUP INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
Cronos Group Inc.
Consolidated Balance Sheets
As of December 31, 2020 and 2019
(In thousands of U.S. dollars)

	As of December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$1,078,023	$1,199,693
Short-term investments	211,766	306,347
Accounts receivable (i)	8,928	4,638
Other receivables	10,033	7,232
Current portion of loans receivable	7,083	4,664
Prepaids and other assets	11,161	9,395
Inventory, net	44,002	38,043
Held-for-sale assets	1,176	3,248
Total current assets	1,372,172	1,573,260
Investments in equity accounted investees	19,235	557
Advances to joint ventures	467	19,437
Loans receivable, net	87,191	44,967
Property, plant and equipment	187,599	159,948
Right-of-use assets	9,776	6,546
Intangible assets	69,720	71,235
Goodwill	179,522	214,492
Total assets	$1,925,682	$2,090,442

Liabilities
Current liabilities
Accounts payable and other liabilities	$42,102	$35,301
Current portion of lease obligation	1,322	427
Derivative liabilities(ii)	163,410	297,160
Total current liabilities	206,834	332,888
Due to non-controlling interests	2,188	1,844
Lease obligation	8,492	6,680
Total liabilities	217,514	341,412
Commitments and contingencies(iii)
Shareholders’ equity
Share capital(iv, v)	569,260	561,165
Additional paid-in capital	34,596	23,234
Retained earnings	1,064,509	1,137,646
Accumulated other comprehensive income	42,999	27,838
Total equity attributable to shareholders of Cronos Group	1,711,364	1,749,883
Non-controlling interests	(3,196)	(853)
Total shareholders' equity	1,708,168	1,749,030
Total liabilities and shareholders’ equity	$1,925,682	$2,090,442
(i)Net of current expected credit loss allowance of $74 as of December 31, 2020 (December 31, 2019 – $136)
(ii)Refer to Note 14 in the notes to the consolidated financial statements.
(iii)Refer to Note 20 and Note 21 in the notes to the consolidated financial statements.
(iv)Authorized for issuance as of December 31, 2020: unlimited (December 31, 2019 – unlimited).
(v) Shares issued as of December 31, 2020: 360,253,332 (as of December 31, 2019: 348,817,472)
See notes to consolidated financial statements.

Cronos Group Inc.
Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S dollars, except share and per share amounts)

	Year ended December 31,
	2020	2019	2018
Net revenue, before excise taxes	$54,353	$25,639	$13,234
Excise taxes	(7,634)	(1,889)	(1,113)
Net revenue	46,719	23,750	12,121
Cost of sales	46,497	12,174	5,908
Inventory write-down	26,055	29,173	—
Gross profit (loss)	(25,833)	(17,597)	6,213
Operating expenses
Sales and marketing	34,386	23,048	2,537
Research and development	20,366	12,155	1,814
General and administrative	80,529	49,271	13,349
Share-based payments	15,361	11,619	8,151
Depreciation and amortization	2,872	2,090	807
Repurposing charges	—	5,328	—
Total operating expenses	153,514	103,511	26,658
Operating loss	(179,347)	(121,108)	(20,445)
Other income (expense)
Interest income, net	18,415	27,969	81
Gain on revaluation of derivative liabilities(i)	129,254	1,276,819	—
Impairment loss on goodwill and intangible assets	(40,000)	—	—
Gain on disposal of other investments	4,789	16,277	164
Share of loss from investments in equity accounted investees	(4,510)	(2,009)	(723)
Financing and transaction costs	(40)	(32,208)	—
Other income (loss)	(1,834)	197	—
Total other income (expense)	106,074	1,287,045	(478)
Income (loss) before income taxes	(73,273)	1,165,937	(20,923)
Income tax expense	1,347	—	—
Income (loss) from continuing operations	(74,620)	1,165,937	(20,923)
Loss from discontinued operations	(650)	(363)	(894)
Net income (loss)	$(75,270)	$1,165,574	$(21,817)
Net income (loss) attributable to:
Cronos Group	$(73,137)	$1,166,506	$(21,636)
Non-controlling interests	(2,133)	(932)	(181)
	$(75,270)	$1,165,574	$(21,817)

Net income (loss) per share
Basic	$(0.21)	$3.76	$(0.12)
Diluted (ii)	(0.21)	3.33	(0.12)
Weighted average number of outstanding shares
Basic	351,576,848	310,067,179	172,269,170
Diluted (ii)	351,576,848	342,811,992	172,269,170
(i)Refer to Note 14 in the notes to the consolidated financial statements
(ii)In computing diluted earnings per share, incremental common shares are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive.
See notes to consolidated financial statements.

Cronos Group Inc.
Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S dollars, except share and per share amounts)

	Year ended December 31,
	2020	2019	2018

Net income (loss)	$(75,270)	$1,165,574	$(21,817)

Other comprehensive income (loss)
Foreign exchange gain (loss) on translation	14,951	37,687	(12,337)
Gain on revaluation and disposal of other investments, net of tax	—	—	3
Total other comprehensive income (loss)	14,951	37,687	(12,334)
Comprehensive income (loss)	$(60,319)	$1,203,261	$(34,151)
Comprehensive income (loss) attributable to:
Cronos Group	$(57,976)	$1,204,214	$(33,964)
Non-controlling interests	(2,343)	(953)	(187)
	$(60,319)	$1,203,261	$(34,151)
See notes to consolidated financial statements.

Cronos Group Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S dollars, except number of share amounts)

	Number of shares	Share capital	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2018	149,360,603	$62,834	$4,734	$(6,293)	$2,458	$—	$63,733
Shares issued	15,677,143	115,510	—	—	—	—	115,510
Share issuance costs	—	(7,577)	—	—	—	—	(7,577)
Vesting of options	—	—	8,151	—	—	—	8,151
Options exercised	567,940	671	(220)	(16)	—	—	435
Warrants exercised	13,114,336	3,563	(1,402)	—	—	—	2,161
Contribution by non-controlling interests	—	—	—	—	—	287	287
Net income (loss)	—	—	—	(21,636)	—	(181)	(21,817)
Other comprehensive income (loss)	—	—	—	—	(12,328)	(6)	(12,334)
Balance as of December 31, 2018	178,720,022	$175,001	$11,263	$(27,945)	$(9,870)	$100	$148,549

	Number of shares	Share capital	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2019	178,720,022	$175,001	$11,263	$(27,945)	$(9,870)	$100	$148,549
Shares issued	155,773,757	304,411	410	—	—	—	304,821
Share issuance costs	—	(3,722)	—	—	—	—	(3,722)
Warrants exercised	7,390,961	2,034	(596)	—	—	—	1,438
Vesting of options	—	—	11,619	—	—	—	11,619
Options exercised	190,349	368	(351)	(915)	—	—	(898)
Vesting of restricted share units	—	—	889	—	—	—	889
Top-up Rights exercised	6,742,383	83,073	—	—	—	—	83,073
Net income (loss)	—	—	—	1,166,506	—	(932)	1,165,574
Other comprehensive income (loss)	—	—	—	—	37,708	(21)	37,687
Balance as of December 31, 2019	348,817,472	$561,165	$23,234	$1,137,646	$27,838	$(853)	$1,749,030

Cronos Group Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S dollars, except number of share amounts)

	Number of shares	Share capital	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2020	348,817,472	$561,165	$23,234	$1,137,646	$27,838	$(853)	$1,749,030
Warrants exercised	9,755,642	1,244	(1,137)	—	—	—	107
Vesting of options	—	—	7,185	—	—	—	7,185
Options exercised	1,266,130	1,586	(1,577)	—	—	—	9
Restricted share units settled	414,088	—	—	—	—		—
Vesting of restricted share units	—	—	8,176	—	—	—	8,176
Taxes withheld on vesting of restricted share units	—	—	(2,148)	—	—	—	(2,148)
Vesting of common shares issued in connection with the use of certain publicity rights in brand development	—	2,000	863	—	—	—	2,863
Top-up Rights exercised	—	3,265	—	—	—	—	3,265
Net income (loss)	—	—	—	(73,137)	—	(2,133)	(75,270)
Other comprehensive income (loss)	—	—	—	—	15,161	(210)	14,951
Balance as of December 31, 2020	360,253,332	$569,260	$34,596	$1,064,509	$42,999	$(3,196)	$1,708,168

See notes to consolidated financial statements.

Cronos Group Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S dollars)

	Year ended December 31,
	2020	2019	2018
Operating activities
Net (loss) income	$(75,270)	$1,165,574	$(21,817)
Items not affecting cash:
Gain on revaluation of derivative liabilities (i)	(129,254)	(1,276,819)	—
Impairment on goodwill and intangible assets	40,000	—	—
Inventory write-down	26,055	29,173	—
Provisions for inventory and doubtful accounts	3,741	136	—
Share-based payments	15,361	11,619	8,151
Depreciation and amortization	7,045	3,913	1,937
Share of loss from investments in equity accounted investees	4,510	2,009	723
Gain on disposal of other investments	(4,789)	(16,277)	(164)
Non-cash sales and marketing	2,863	410	—
Income tax expense	1,347	—	—
Non-cash repurposing costs	—	4,439	—
Other non-cash operating activity expense (income)	(123)	(243)	(9)
Net changes in non-cash working capital	(33,943)	(54,208)	3,662
Net cash provided by (used in) operating activities	(142,457)	(130,274)	(7,517)
Investing activities
Proceeds from (purchase of) short-term investments, net	95,404	(299,923)	—
Investments in equity accounted investees	—	(1,658)	(480)
Proceeds from sale of other investments	4,789	19,614	747
Advances to joint ventures	—	(15,135)	(5,358)
Purchase of property, plant and equipment, net of disposals	(31,412)	(38,664)	(88,308)
Purchase of intangible assets	(3,979)	(289)	(278)
Acquisition of Redwood	—	(224,295)	—
Advances on loans receivable	(44,652)	(43,337)	—
Other non-cash investing activity expense (income)	—	415	(231)
Net cash provided by (used in) investing activities	20,150	(603,272)	(93,908)
Financing activities
Advance to non-controlling interests	(1,019)	—	—
Repayment of lease obligations	(2,414)	(919)	—
Withholding taxes paid on equity awards	(2,148)	(915)	(16)
Proceeds from Altria Investment	—	1,809,556	—
Proceeds from exercise of Top-up Rights	—	67,051	—
Proceeds from exercise of warrants and options	116	1,455	2,612
Proceeds from share issuance	—	—	115,510
Share issuance costs	—	(3,722)	(7,577)
Proceeds from construction loan payable	—	—	11,583
Repayment of construction loan payable	—	(15,971)	—
Advance under Credit Facility	—	48,715	—
Repayment of Credit Facility	—	(48,309)	—
Net cash provided by (used in) financing activities	(5,465)	1,856,941	122,112
Effect of foreign currency translation on cash and cash equivalents	6,102	52,371	(4,085)
Increase in cash and cash equivalents	(121,670)	1,175,766	16,602
Cash and cash equivalents, beginning of period	1,199,693	23,927	7,325
Cash and cash equivalents, end of period	$1,078,023	$1,199,693	$23,927
(i)Refer to Note 14 in the notes to the consolidated financial statements
See notes to consolidated financial statements.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

1. Background
Cronos Group Inc. (“Cronos Group” or the “Company”) is incorporated in the Province of British Columbia and under the British Columbia Business Corporations Act with principal executive offices at 111 Peter St. Street, Suite 300, Toronto, Ontario, M5V 2H1. The Company’s common shares are currently listed on the Toronto Stock Exchange (“TSX”) and Nasdaq Global Market (“Nasdaq”) under the ticker symbol “CRON.”
Cronos Group is an innovative global cannabinoid company, with international production and distribution across five continents. The Company is committed to building disruptive intellectual property by advancing cannabis research, technology and product development and is seeking to build an iconic brand portfolio. Cronos Group’s brand portfolio includes PEACE NATURALS™, a global wellness platform; two adult-use brands, COVE™ and Spinach™; and three U.S hemp-derived consumer products brands, Lord Jones™, Happy Dance™ and PEACE+™.
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
2. Summary of Significant Accounting Policies
(a)Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of net revenues and expenses during the reporting periods. The accounting policies adopted in the preparation of the consolidated financial statements were effective as of January 1, 2020.
(b)Segment structure
The Company undertook a realignment of its management structure along geographic regions in September 2019. As a result, effective September 2019, the Company’s results are reported through the following operating segments: United States and Rest of World. Prior period amounts contained in these consolidated financial statements have been adjusted to conform to the new segment presentation. Refer to Note 29 for additional information.
(c)Basis of consolidation
The accompanying consolidated financial statements include the accounts of the Company, and all entities in which the Company has a controlling voting interest or is the primary beneficiary of a variable interest as of and for the fiscal years ended December 31, 2020, December 31, 2019 and December 31, 2018. The Company assesses control under the variable interest entity (“VIE”) model to determine whether the Company is the primary beneficiary of that entity’s operations. If an entity is not deemed to be a VIE, the Company consolidates the entity if the Company has a controlling voting interest. Subsidiaries are fully consolidated from the date on which control is transferred to the Company. They are deconsolidated from the date that control ceases. Investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, but does not have control, are accounted for under the equity method of accounting. The Company consolidates the financial results of the following entities, which the Company controls:

Subsidiaries	Jurisdiction of incorporation	Incorporation date	Ownership interest (ii)
Cronos Israel G.S. Cultivation Ltd.(i)	Israel	February 4, 2018	70%
Cronos Israel G.S. Manufacturing Ltd.(i)	Israel	September 4, 2018	90%
Cronos Israel G.S. Store Ltd.(i)	Israel	June 28, 2018	90%
Cronos Israel G.S. Pharmacy Ltd.(i)	Israel	February 15, 2018	90%
(i)These Israeli entities are collectively referred to as “Cronos Israel.”
(ii)“Ownership interest” is defined as the proportionate share of net income to which the Company is entitled; equity interest may differ from ownership interest as described herein.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

In the consolidated statements of net income (loss) and comprehensive income (loss), the net income (loss) and comprehensive income (loss) are attributed to the equity holders of the Company and to the non-controlling interests. Non-controlling interests in the equity of Cronos Israel are presented separately in the shareholders’ equity (deficit) section of the consolidated balance sheets and consolidated statements of shareholders’ equity (deficit). All intercompany transactions and balances are eliminated upon consolidation.
(d)Use of estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Significant estimates and assumptions include, among other things, valuation of derivative liabilities, fair value of assets and liabilities assumed in business combinations, impairment of goodwill, inventory write-downs, valuation allowance on deferred income tax assets and uncertain tax liabilities. Actual results could differ from those estimates.
(e)Revenue recognition
The Company’s contracts with customers for the sale of dried cannabis, cannabis oil, cannabinoid-derived products and U.S. hemp-derived personal care products consist of one performance obligation. The Company has concluded that revenue from the sale of these products should be recognized at the point in time when control is transferred to the customer, which is on shipment or delivery, depending on the contract. Revenue is recognized at the transaction price, which is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods to a customer.
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
The Company treats shipping and handling activities as a fulfillment cost, classified as cost of sales. Accordingly, the Company accrues all fulfillment costs related to the shipping and handling of consumer goods at the time of shipment. Within the Company's Rest of World segment, dried cannabis sales outside of Canada may include profit sharing arrangements with distributors which give rise to variable consideration. If the consideration in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the goods to the customer. The variable consideration is estimated as the most likely amount, based on the Company’s historical information, at contract inception.
The Company’s payment terms vary by customer and product type. For individual consumer sales, payment is due prior to the transfer of control.
The Company elected to treat the costs incurred to obtain a contract, primarily related to sales commissions, as an expense in the period incurred and not an asset to be capitalized, as the amortization period of the related asset would be less than one year. Accordingly, the Company will expense the costs to obtain a contract in the period incurred.
(f)Investments
Variable interest entities (“VIE”)
A VIE is an entity having either a total equity investment that is insufficient to finance its activities without additional subordinated financial support or equity investors at risk that lack the ability to control the entity’s activities. Variable interests are investments or other interests that will absorb portions of a VIE’s expected losses or receive portions of the VIE’s expected residual returns. The Company evaluates whether it is the primary beneficiary of each VIE it identifies on an ongoing basis and considers the impact of any reconsideration events. The primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE and holds a variable interest that could potentially be significant to the VIE. To make this determination the Company considers both quantitative and qualitative factors regarding the nature, size and form of its involvement with the VIE. The Company consolidates the VIE when it is determined that it is the primary beneficiary of the VIE.
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

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
Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At the end of each reporting period, the Company performs an assessment of inventory obsolescence to measure inventory at the lower of cost and net realizable value. Factors considered in the determination of obsolescence include slow-moving or non-marketable products. During the year ended December 31, 2020, we incurred significant inventory write-downs driven by pricing pressures in the marketplace and will continue assessing pricing pressures on the value of inventory at the end of each reporting period. See Note 5.
(h)Definite life intangible assets
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
Intangible assets with finite useful lives are amortized over their estimated useful lives using the following methods and rates:

	Method	Rate
Software	Straight-line	5 years
Enterprise resource planning (“ERP”) software	Straight-line	5 years
Health Canada licenses	Straight-line	Useful life of corresponding facilities
Israeli codes(i)	Straight-line	Useful life of corresponding facilities
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
(i)Property, plant & equipment
Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Rate
Building	15 to 25 years
Furniture and equipment	5 to 7 years
Computer equipment	5 years
Leasehold improvements	Lesser of term of lease and useful life
Equipment under finance lease	Lesser of term of lease and useful life

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

When assets are disposed of, the cost and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repairs are charged to expense as incurred. Significant expenditures, which increase productivity or extend the useful life of the asset, are capitalized.
Interest incurred relating to construction or expansion of buildings is capitalized to construction in progress. The Company ceases the capitalization of interest when construction activities are substantially completed and the facility is available for use. At this point, construction in progress is transferred to the appropriate asset class. Available for use is defined as the point at which the related building receives the requisite regulatory licenses to (i) possess cannabis, (ii) obtain dried cannabis, fresh cannabis, cannabis plants or cannabis plant seeds by cultivating, propagating and harvesting cannabis, and (iii) produce cannabis, other than obtaining it by cultivating, propagating, or harvesting. Depreciation commences at the point the assets are available for use.
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
A right-of-use asset and the related lease obligation associated with the lease are recorded at the inception of the lease. The right-of-use asset’s recorded amount is based on the present value of future lease payments over the lease term at the commencement date plus any initial direct costs incurred. If the rate implicit in the lease is not readily determinable for the Company’s operating leases, an incremental borrowing rate is generally used based on information available at the lease commencement date to determine the present value of future lease payments. Subsequent changes to these lease payments due to rate updates are recorded as lease expense in the period incurred. Leases with a term of 12 months or less are not recorded on the balance sheet as a lease.
The right-of-use asset is subject to impairment testing whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to the Company, while the leased asset is depreciated in accordance with the Company’s depreciation policy if the title is to eventually transfer to the Company.
The Company’s lease agreements generally exclude non-lease components. As a result, non-lease components are accounted for separately for all classes of assets and expensed as incurred. In addition, the Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. For finance leases, from the commencement date to the earlier of the end of the useful life of the right-of-use asset or the end of the lease term, the right-of-use asset is amortized on a straight-line basis and the interest expense is recognized on the lease liability using the effective interest method. For operating leases, lease expense is recognized on a straight-line basis over the term of the lease and presented as a single charge in the consolidated statements of net income (loss) and comprehensive income (loss).
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
Goodwill and indefinite life intangible assets are not amortized. Goodwill and indefinite life intangible assets are reviewed for impairment annually or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. The Company performs an impairment test annually in the fourth quarter by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company determined that it has two reporting units: the U.S. reporting unit and the Rest of World reporting unit.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

(l)Repurposing charges
The Company’s repurposing charges primarily include employee termination benefits and refurbishment costs. The recognition of repurposing charges requires the Company make certain judgments and estimates regarding the nature, timing, and amount of costs associated with the planned activity. To the extent actual results differ from estimates and assumptions, a revision to the estimated liabilities, requiring the recognition of additional repurposing charges or the reduction of liabilities already recognized may be required. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure these balances are properly stated and the utilization of the reserves are for their intended purpose in accordance with planned activity.
(m)Capital stock
Capital stock is presented at the fair value at the time of issuance of the shares issued. Costs related to the issuance of shares are reported in equity, net of tax, as a deduction from the issuance proceeds.
(n)Foreign currency
The Company’s functional currency is the Canadian dollar (“C$”). Prior to the year ended December 31, 2019, the Company reported its financial results in C$, however following the change in the Company’s status from foreign private issuer to a United States (“U.S.”) domestic issuer, the financial results are now reported in U.S dollars (“dollars” or “$”). Functional currencies for the entities in these consolidated financial statements are their respective local currencies, including C$, Australian dollars (“A$”) and Israeli New Shekel (“ILS”). The assets and liabilities of the Company’s foreign operations are translated into dollars at the exchange rate in effect as of December 31, 2020 and 2019. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The consolidated statements of net income (loss) and comprehensive income (loss) and the consolidated statements of cash flows of the Company’s foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period. The cumulative translation adjustments (“CTA”) resulting from translating the consolidated financial statements into their dollar reporting currency are recorded in other comprehensive income (loss).
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
Transactions in foreign currencies are translated into the functional currency using the exchange rate prevailing at the date of the transaction and are recorded in other comprehensive income. Exchange differences arising from operating transactions are recorded in net income for the period.
(o)Income taxes
The Company uses the liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when such assets and liabilities are recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the year that includes the enactment date. The Company determines deferred tax assets including net operating losses and liabilities, based on temporary differences between the book and tax bases of assets and liabilities.
A valuation allowance is established to reduce some or all net deferred tax assets to amounts that are more likely than not to be realized. The Company considers all available evidence, both positive and negative including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies, in assessing the need for a valuation allowance.
The Company has a full valuation allowance against its net deferred tax assets, and has concluded, based on the weight of all available evidence, that it is more likely than not that the net deferred tax assets will not be realized, primarily due to the historical net operating losses. The valuation allowance against the net deferred tax assets does not in any way impact the Company’s ability to use future tax deductions such as the Company’s net operating loss carryforwards; rather, the valuation allowance indicates, according to the provisions of Accounting Standards Codification 740, Income Taxes, it is more likely than not that the deferred tax assets will not be realized. The valuation allowance that was established will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized. The Company’s income tax expense for future periods will be reduced to the extent of corresponding decreases in our valuation allowance. There is uncertainty regarding any future realization of the benefit by the Company of all or part of our net deferred tax assets.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

Judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The Company uses a two-step approach for evaluating uncertain tax positions. Step one, recognition, requires us to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. If a tax position is not considered “more likely than not” to be sustained, no benefits of the position are recognized. If we determine that a position is “more likely than not” to be sustained, then we proceed to step two, measurement, which is based on the largest amount of benefit which is more likely than not to be realized on effective settlement. This process involves estimating our actual current tax exposure, including assessing the risks associated with income tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and financial reporting purposes. If actual results differ from our estimates, our net operating loss and credit carryforwards could be materially impacted in the period which such determination is made.
The Company recognizes uncertain income tax positions at the largest amount that is more-likely-than-not to be sustained upon examination by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Recognition or measurement is reflected in the period in which the likelihood changes. Any interest and penalties related to unrecognized tax liabilities are presented within income tax expense in the consolidated statements of net income (loss) and comprehensive income (loss). Accrued interest and penalties are included in accounts payable and other liabilities in the consolidated balance sheets.
(p)Share-based compensation
As described in more detail below, the Company has five share-based compensation plans under which awards have been made: the 2020 Omnibus Plan (as defined below), the 2018 Stock Option Plan (as defined below), the 2015 Stock Option Plan (as defined below), the Employment Inducement Award Plan #1 (the “Employment Inducement Award Plan”) and a cash-settled deferred share unit (“DSU”) plan for non-executive directors.
Share-based compensation consists of equity-settled share-based awards such as stock options and restricted share units (“RSUs”) that are issued to eligible employees, non-executive directors, and non-employees.
Cash-settled deferred share units (“DSUs”) that are issued to non-executive directors are recorded in accounts payable and other liabilities with the fair value adjustment recorded in other income (loss).
Equity instruments granted are initially measured at fair value on the grant date. The fair value of the stock options are determined using the Black-Scholes option pricing model. The fair value of RSUs and DSUs are determined using the market price. This is recognized on a straight-line basis in the consolidated statements of net income (loss) and comprehensive income (loss) over the vesting period for employees, and over the contractual term for non-employees. The fair value of the payout of cash-settled DSUs is determined at each reporting date based on the fair value of the Company’s common shares at the reporting date and is recorded within other liabilities.
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
(q)Net earnings (loss) per share
The Company presents basic and diluted net earnings (loss) per share data for its common shares. Basic net earnings (loss) per share is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potentially dilutive common shares that are issuable upon exercise of warrants, stock options and the Altria Warrant (as defined below) as well as the vesting of RSUs outstanding.
(r)Cash and cash equivalents and short-term investments
Cash and cash equivalents are comprised of cash and highly liquid investments that are readily convertible into known amounts of cash with original maturities of three months or less. Cash and cash equivalents include amounts held in dollars, C$ and ILS and security deposits.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

Short-term investments consist of debt securities that (i) have original maturities of greater than three months and (ii) the Company has the ability to convert into cash within one year. Short-term investments are classified as held-to-maturity. Our investments classified as held-to-maturity are recorded at cost. Interest earned on short-term investments is recorded in other receivables on the consolidated balance sheet and interest income on the consolidated statement of comprehensive income (loss). Cash inflows and outflows related to the purchase and maturity of short-term investments are classified as investing activities in the Company’s consolidated statements of cash flows.
(s)Derivative liabilities
For financial instruments that are not designated as hedging instruments or do not qualify for hedge accounting, changes in fair value are recorded in the consolidated statements of net income (loss) and comprehensive income (loss) each period. The Company does not enter into or hold derivative financial instruments for trading or speculative purposes. Derivative liabilities are initially recognized at fair value at the date on which the derivative contract was entered into. Any attributable transaction costs are recognized in net income (loss) as incurred. Subsequent to initial recognition, derivative liabilities are measured at fair value at each reporting date until settlement with the re-measurement gain or loss being recognized immediately in comprehensive income.
For more details on derivative liabilities consisting of the Altria Warrant, Pre-emptive Rights, and certain Top-up Rights, see Note 14.
(t)Fair value measurements
The carrying value of the Company’s cash and cash equivalents, accounts receivable, other receivables, loan receivable, account payables and other liabilities and holdbacks payable approximate fair value, given their short-term nature.
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
•Level 2 – valuation techniques based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – valuation techniques using the inputs for the asset or liability that are not based on observable market data.
The Company’s policy for determining when transfers between levels of the fair value hierarchy occur is based on the date of the event or changes in circumstances that caused the transfer.
(u)Acquisitions
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

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
(v)Assets held for sale and discontinued operations
In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meet the criteria in paragraph 205-20-45-10. In the period in which the component meets held-for-sale or discontinued operations criteria the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations.
During the year ended December 31, 2020, OGBC, formerly included within the Rest of World segment, met the criteria for “held-for-sale”. As a result, the Company has reflected amounts relating to OGBC as a disposal group classified as held-for-sale on the consolidated balance sheet and included as part of discontinued operations on the consolidated statement of net income (loss) and comprehensive income (loss) for all periods presented in this Annual Report. OGBC is no longer included in the segment reporting following the reclassification to discontinued operations. The discontinued operations of OGBC are described further in Note 30.

3. New Accounting Pronouncements
(a)Adoption of new accounting pronouncements
On January 1, 2020, the Company adopted ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820) (“ASU No. 2018-13”). ASU No. 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. The adoption of ASU No. 2018-13 did not have a material impact on the Company’s consolidated financial statements.
On January 1, 2020, the Company adopted ASU No. 2018-15, Intangibles – Goodwill and Other Internal-use-software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU No. 2018-15”). ASU No. 2018-15 amends current guidance to align the accounting for costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs associated with developing or obtaining internal-use software. The guidance in ASU No. 2018-15 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The adoption of ASU No. 2018-15 did not have a material impact on the Company’s consolidated financial statements.
On January 1, 2020, the Company adopted ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”). ASU No. 2017-04 eliminates step 2 from the goodwill impairment test and instead requires an entity to measure the impairment of goodwill assigned to a reporting unit if the carrying value of assets and liabilities assigned to the reporting unit, including goodwill, exceeds the reporting unit’s fair value. The guidance in ASU No. 2017-04 is effective for annual and interim goodwill tests completed by the Company beginning on January 1, 2020. The adoption of ASU No. 2017-04 was applied prospectively and the Company follows a one-step model for goodwill impairment.
(b)New accounting pronouncements not yet adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”). ASU No. 2019-12 eliminates certain exceptions and simplifies the application of U.S. GAAP-related changes in enacted tax laws or rates and employee stock option plans. ASU No. 2019-12 is effective for annual and interim periods beginning after December 15, 2020. Early adoption is permitted. The Company has evaluated the impact of ASU No. 2019-12 and the adoption will not have a material impact on the Company’s consolidated financial statements.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

In January 2020, the Financial Accounting Standards Board issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU No. 2020-01”). ASU No. 2020-01 clarifies the interaction of accounting for the transition into and out of the equity method. The new standard also clarifies the accounting for measuring certain purchased options and forward contracts to acquire investments. The guidance in ASU No. 2020-01 is effective for annual and interim periods beginning after December 15, 2020. The Company has evaluated the impact of ASU No. 2020-01 and does not expect the adoption to have a material impact to the Company’s consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt –Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging –Contracts in Entity’s Own Equity (Subtopic 815–40) (“ASU No. 2020-06”). ASU No. 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU No 2020-06 is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. ASU No 2020-06 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU No. 2020-06 on its consolidated financial statements and related disclosures.

4. Revenues from Contracts with Customers
Cronos Group disaggregates net revenues based on product type. For further discussion, see Note 29. Receivables were $8,928 at December 31, 2020 (December 31, 2019 – $4,638). The Company recorded a current expected credit loss allowance of $74 as of December 31, 2020 (December 31, 2019 – $136).
Cronos Group offers discounts to customers for prompt payment and calculates cash discounts as a percentage of the list price based on historical experience and agreed-upon payment terms. Cronos Group records an allowance for cash discounts, which is included as a contra-asset against receivables on the Company’s consolidated balance sheets.
Revenue is measured net of returns. As a result, the Company is required to estimate the amount of returns based on the historical data by customer and product type, adjusted for forward-looking information. This is included as a provision against accounts receivable on the Company’s consolidated balance sheets. The Company estimates sales returns based principally on historical volume and return rates, as a reduction to revenues. The difference between actual sales and estimated sales returns is recorded in the period in which the actual amounts become known. These differences, if any, have not had a material impact on the Company’s consolidated financial statements. Upon return, products can be extracted from dried cannabis, resold, or destroyed depending on the nature of the product. The Company has assessed that the amount recoverable is immaterial.

5. Inventory
Inventory is comprised of the following items:

	As of December 31,
	2020	2019
Raw materials	$11,489	$2,469
Work-in-progress – dry cannabis	20,520	11,538
Work-in-progress – cannabis extracts	5,758	17,975
Finished goods – dry cannabis	4,894	1,798
Finished goods – cannabis extracts	1,011	2,624
Supplies and consumables	330	1,639
Total	$44,002	$38,043
Inventory is written down for any obsolescence such as slow-moving or non-marketable products, or when the net realizable value of inventory is less than the carrying value. For the year ended December 31, 2020, the Company recorded write-downs related to inventory of $26,055 (December 31, 2019 – $29,173, December 31, 2018 - $nil) driven by pricing pressures in the Canadian marketplace. As of December 31, 2020, an inventory reserve of $1,229 was recorded (December 31, 2019 – $nil) in cost of sales.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
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
CLS is a wholly owned subsidiary of Cannasoul Analytics Ltd., incorporated with the purpose of establishing a commercial cannabis analytical testing laboratory located on the premises of Cronos Israel (the “Cannasoul Collaboration”). Cronos Israel will advance ILS 8,297 (approximately $2,574) by a non-recourse loan to CLS over a period of two years from April 1, 2020 for the capital and operating expenditures of the laboratory. The loan will bear interest at 3.5% annually. Cronos Israel will receive 70% of the profits of the laboratory until such time as it has recovered 150% of the amounts advanced to CLS, after which time it will receive 50% of the laboratory profits. As a result, the Company is exposed to economic variability from CLS’s performance. The Company does not consolidate CLS as it does not have the power to direct the activities that most significantly impact the entity’s economic performance; thus, the Company is not considered the primary beneficiary of the entity. The carrying amount of the non-recourse loan is recorded under loans receivable and the full loan amount, ILS 8,297, represents the Company’s maximum potential exposure to losses through the Cannasoul Collaboration. See Note 8 for further information regarding loans receivable.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

(a)Equity Method Investments
A reconciliation of the carrying amount of the investments in associates and joint ventures is as follows:

	Ownership interest	Carrying Amount
		December 31, 2020	December 31, 2019
Cronos Australia(i)	31%	$—	$(346)
Cronos GrowCo(ii)	50%	19,235	1,501
Natuera	50%	—	(598)
		$19,235	$557
(i)On October 25, 2019, Cronos Australia issued 40 million new shares in an initial public offering at an offering price of A$0.50 per share. The Company’s ownership in Cronos Australia decreased from 50% to 31% on November 7, 2019 when Cronos Australia began trading on the Australian Securities Exchange. This resulted in a reconsideration event, which required the reassessment of the Company’s variable interest entity conclusion. Upon reconsideration, the Company determined that the entity was no longer a variable interest entity as of December 31, 2019 and is now reported under the equity method.
(ii)On September 25, 2020, the Company and 2645485 Ontario Inc. (“Mucci”), the other joint venture partner of Cronos GrowCo, agreed to capitalize certain historical advances made by each shareholder to Cronos GrowCo. Total aggregate gross advances to Cronos GrowCo, excluding any amounts advanced by the Company to Cronos GrowCo under the GrowCo Credit Facility, were C$49,300 ($37,010), of which the Company advanced 50% and Mucci advanced the remaining 50% for an amount of C$24,650 ($18,505) each. As a result, the Company transferred the advances of C$24,650 ($18,505) to investments in equity accounted investees in respect of Cronos GrowCo.
The Company’s share of net earnings (losses) from equity investments accounted for under the equity method of accounting as of and for the years ended December 31:

	2020	2019	2018
Whistler Medicinal Marijuana Company (“Whistler”)(i)	$—	$29	$178
Cronos Australia	(363)	(1,101)	(588)
Cronos GrowCo	(1,537)	(167)	(100)
MedMen Canada	—	35	(213)
Natuera(ii)	(2,610)	(805)	—
	$(4,510)	$(2,009)	$(723)
(i)Whistler was incorporated in British Columbia, Canada and is a license holder under the Cannabis Act (Canada) with production facilities in British Columbia, Canada. The Company fully divested its investment in Whistler during 2019. See Note 7.
(ii)The Company’s share of accumulated net losses in excess of its equity investment in Natuera has been applied as a loss allowance on the loan receivable. See Note 8.

The following is a summary of financial information for the Company’s equity method investments as of and for the year ended December 31:

	2020	2019	2018
Current assets	$19,126	$23,200	$7,121
Non-current assets	122,099	76,212	27,129
Current liabilities	24,223	52,796	3,746
Non-current liabilities	76,313	33,189	13,201

Revenue	367	52	5,344
Gross profit	(631)	—	—
Net loss	(11,453)	(2,048)	(874)

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

(b)Advances to Joint Ventures

	MedMen Canada(i)	Cronos GrowCo(ii)	Cronos Australia(iii)	Natuera	Total
As of January 1, 2020	$471	$18,966	$—	$—	$19,437
Transfer to investments in equity accounted investees(ii)	—	(18,505)	—	—	(18,505)
Interest on advances	—	—	37	—	37
Advances to joint ventures recovered from (applied to) carrying amount of investments	—	—	(38)	—	(38)
Effect from foreign exchange	(4)	(461)	1	—	(464)
As of December 31, 2020	$467	$—	$—	$—	$467

	MedMen Canada(i)	Cronos GrowCo(ii)	Cronos Australia(iii)	Natuera	Total
As of January 1, 2019	$1,244	$2,970	$475	$—	$4,689
Advances (repayments)	(852)	15,494	274	219	15,135
Advances to joint ventures recovered from (applied to) carrying amount of investments	35	22	(779)	(224)	(946)
Effect from foreign exchange	44	480	30	5	559
As of December 31, 2019	$471	$18,966	$—	$—	$19,437

(i)    Advance is unsecured, non-interest bearing, and there are no terms of repayment.
(ii)On September 25, 2020, the Company and Mucci agreed to capitalize historical advances made by each shareholder to Cronos GrowCo. The Company capitalized C$24,650 ($18,505) through a transfer of aggregate gross advances from advances to joint ventures to investments in equity accounted investees in respect of Cronos GrowCo. Refer to footnote (ii) to the first table set forth under Note 6(a).
(iii)A$1,500 is governed by an unsecured loan bearing interest at a rate of 12% per annum, calculated and compounded daily, in arrears, on the amounts advanced from the date of each advance. The loan is due on January 1, 2022. If the loan is overdue, the outstanding amount bears interest at an additional 2% per annum.
The Company determined that the maximum exposure to loss on variable interest entities is limited to the Company’s initial investment, advances and/or loans for each variable interest entity. The following is a summary of the maximum exposure to loss for the year ended December 31, 2020 and 2019:

	Ownership interest	Other Net Assets (Liabilities)	Maximum Exposure to Loss
Cronos Australia	31%	$8,976	$1,530
Cronos GrowCo	50%	109,329	21,125
MedMen Canada	50%	—	467
Natuera	50%	(6,849)	8,154
Balance as of December 31, 2020		$111,456	$31,276

	Ownership interest	Other Net Assets (Liabilities)	Maximum Exposure to Loss
Cronos Australia	31%	$10,900	$1,355
Cronos GrowCo	50%	3,091	20,700
MedMen Canada	50%	(199)	642
Natuera	50%	(358)	4,888
Balance as of December 31, 2019		$13,434	$27,585

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

7. Other Investments
Other investments consist of investments in common shares and warrants of several companies in the cannabis industry. As of December 31, 2020 and December 31, 2019, the Company did not hold any other investments. The gains and losses on sale of other investments are classified as fair value through net income (loss).
The gains (losses) recognized in net income (loss) related to other investments were as follows:

	Year ended December 31,
	2020	2019	2018
Gain recognized in net income (loss)
Canopy Growth Corporation (“Canopy”)(i)	$—	$51	$166
Vivo Cannabis (“Vivo”) - shares(ii)	—	—	(173)
Vivo Cannabis - share warrants(ii)	—	—	171
Whistler(iii)	—	15,530	—
Aurora Cannabis Inc. (“Aurora”)(iv)	4,789	696	—
	$4,789	$16,277	$164

(i)During the year ended December 31, 2019, the Company sold all remaining 11,062 common shares of Canopy (2018 – 18,436 common shares) for net proceeds of $355 (2018 – $530) recorded as a gain on disposal of other investments in other income (expense). Upon adoption of ASU 2016-01 during the year ended December 31, 2018, the gains and losses on the Canopy investment were reclassified from fair value through other comprehensive income to fair value through net income.
(ii)During the year ended December 31, 2018, the Company exercised 182,927 share warrants for aggregate consideration of $87 for additional shares of Vivo. During the year ended December 31, 2018, the Company then sold all 182,927 shares of Vivo for proceeds of $216. Upon adoption of ASU 2016-01 during the year ended December 31, 2018, the gains and losses on the Vivo Cannabis shares investment were reclassified from fair value through other comprehensive income to fair value through net income.
(iii)On March 4, 2019, the Company sold all 2,563 shares of Whistler, representing approximately 19.0% of Whistler’s issued and outstanding common shares, to Aurora, in connection with Aurora’s acquisition of Whistler (the “Whistler Transaction”). As a result of the closing of the Whistler Transaction, the Company received 2,524,341 Aurora common shares. During the year ended December 31, 2019, the Company sold all 2,524,341 common shares of Aurora, for gross proceeds of $19,259. A gain on disposal of other investments was recorded in other income (expense) as a result.
(iv)For the year ended December 31, 2020, in connection with the achievement of certain milestones related to the Whistler Transaction, the Company received 980,662 common shares of Aurora. During the year ended December 31, 2020, the Company sold all 980,662 of the Aurora common shares, for gross proceeds of approximately $4,789 (C$6,404), recorded as a gain on disposal of other investments in other income (expense).

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

8. Loans Receivable

	As of
	December 31, 2020	December 31, 2019
Current portion
Natuera Series A Loan(i)	$3,518	$4,575
GrowCo Credit Facility(ii)	3,137	—
Add: Accrued interest	428	89
Total current portion of loans receivable	7,083	4,664
Long term portion
GrowCo Credit Facility(ii)	69,939	31,678
Mucci Promissory Note(iii)	13,324	12,587
Cannasoul Collaboration loan(iv)	1,261	—
Add: Accrued interest	2,667	702
Total long-term portion of loans receivable	87,191	44,967
Total loans receivable	$94,274	$49,631

(i)On July 24, 2020, the Company and its joint venture partner entered into an amendment to the Series A Loan with Natuera to increase the principal amount of the Series A Loan by $6,350, to an aggregate principal amount of the Series A Loan of $15,500, of which the Company has committed to fund 50% and its joint venture partner has committed to fund the remaining 50%. Outstanding principal amounts continue to bear interest at a fixed annual rate of 5.67%. In December 2020, the Series A Loan was amended to extend its maturity date to September 1, 2021 from March 1, 2021.
As of December 31, 2020, a current expected credit loss allowance of $685 was recorded against the Natuera Series A loan. A loss allowance of $3,024 was recorded against the Natuera Series A Loan related to the Company’s share of net loss from Natuera in excess of the carrying value of the equity method investment. Refer to Note 6.
(ii)On August 23, 2019, the Company entered into a credit agreement with Cronos GrowCo in respect of a C$100,000 (approximately $78,430) secured non-revolving term loan credit facility (the “GrowCo Credit Facility”). The GrowCo Credit Facility will mature on March 31, 2031 and will bear interest at varying rates based on the Canadian prime rate as announced by the Bank of Montreal. Interest began to accrue as of the closing date of the GrowCo Credit Facility and is payable on a quarterly basis until maturity, except that any interest accrued prior to March 31, 2021 will be payable not later than December 31, 2021. Repayment of principal will be made on a quarterly basis commencing on March 31, 2021. The GrowCo Credit Facility is secured by substantially all present and after acquired property of Cronos GrowCo and its subsidiaries. Mucci, the other 50% shareholder of Cronos GrowCo, has provided a limited recourse guarantee in favor of Cronos GrowCo, secured by Mucci’s shares in Cronos GrowCo. As of December 31, 2020, Cronos GrowCo had drawn C$95,150 ($74,626) from the GrowCo Credit Facility. Subsequent to December 31, 2020, the terms of the GrowCo Credit Facility were amended, such that any interest accrued from April 1, 2021 to December 31, 2021 will be payable not later than December 31, 2022, and repayment of principal will be made on a quarterly basis commencing on March 31, 2022.
As of December 31, 2020, a current expected credit loss allowance of $1,470 was recorded against the GrowCo Credit Facility.
(iii)On June 28, 2019, the Company entered into a promissory note receivable agreement (the “Mucci Promissory Note”) for C$16,350 (approximately $12,823) with Mucci. The outstanding principal amount of the Mucci Promissory Note bears interest at 3.95% annually and is due within 90 days of demand. The Company does not intend to demand the loan within 12 months. Interest accrued under the Mucci Promissory Note until July 1, 2021 is payable by way of capitalization on the principal amount and interest thereafter must be paid in cash on a quarterly basis. The Mucci Promissory Note is secured by a general security agreement covering all the assets of Mucci. Subsequent to December 31, 2020, the terms of the Mucci Promissory Note were amended, such that interest accrued under the Mucci Promissory Note until July 1, 2022, is payable by way of capitalization on the principal amount and interest thereafter must be paid in cash on a quarterly basis.
As of December 31, 2020, a current expected credit loss allowance of $259 has been recorded against the Mucci Promissory Note.
(iv)On April 1, 2020, Cronos Israel entered into the Cannasoul Collaboration. Cronos Israel has agreed to advance approximately ILS 8,297 (approximately $2,574) by a non-recourse loan to CLS over a period of two years for the capital and operating expenditures of the laboratory. The outstanding principal on the loan bears interest at 3.5% annually and will be repaid through the profits generated from the Cannasoul Collaboration. For the year ended December 31, 2020, CLS has received ILS $4,148 (approximately $1,287).
As of December 31, 2020, a current expected credit loss allowance of $25 has been recorded against the Cannasoul Collaboration loan.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

9. Loans Payable
As of December 31, 2020, the Company did not have any loans payable. On January 23, 2019, the Company entered into a credit agreement with the Canadian Imperial Bank of Commerce, as administrative agent and lender, and the Bank of Montreal, as lender, in respect of a C$65,000 ($48,715) secured non-revolving term loan credit facility (the “Credit Facility”). The loan was guaranteed by the Company’s wholly owned Canadian subsidiaries and secured by substantially all present and after-acquired property of the Company and its wholly owned Canadian subsidiaries. The Company used the funds available under the Credit Facility to fully repay the construction loan payable, consisting of C$21,311 ($15,971) in loan principal and C$275 ($206) in accrued interest and fees, calculated for the period from January 1, 2019 to January 22, 2019.
On March 8, 2019, the Credit Facility was fully repaid. In connection with the Credit Facility, the Company incurred financing costs of C$523 ($395) which were expensed upon repayment of the Credit Facility.

10. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of December 31,
	2020	2019
Cost
Land	$3,197	$3,071
Building	158,586	149,690
Furniture and equipment	18,824	10,079
Computer equipment	710	526
Leasehold improvements	3,740	1,758
Construction in progress	20,837	3,569
Less: accumulated depreciation and amortization	(18,295)	(8,745)
Balance as of December 31	$187,599	$159,948
Depreciation expense included in costs of sales relating to manufacturing equipment and production facilities for the year ended December 31, 2020 was $3,447 (December 31, 2019 – $1,812; 2018 – $374). Depreciation expense included in operating expenses related to general office space and equipment for the year ended December 31, 2020 was $2,058 (December 31, 2019 – $1,444; 2018 – $261). The remaining depreciation is included in inventory.
For the year ended December 31, 2020, there was no capitalized interest included in construction in progress (2019 – $nil; 2018 –$89).

11. Intangible Assets and Goodwill
The ongoing restrictions and closures experienced by retail stores in the U.S. as a result of the COVID-19 pandemic have negatively impacted sales and demand which has resulted in slower than expected revenue growth in the U.S. reporting unit. The Company expects the revenue growth and operating results in the U.S. reporting unit to continue to be negatively impacted as the decrease in customer demand and retail closures are expected to continue as a result of the pandemic. The Company performed an interim impairment test as of June 30, 2020 on the U.S. reporting unit, which holds the Redwood goodwill, as well as the indefinite-lived intangible asset (Lord Jones™ brand) to determine whether the carrying amount of the reporting unit and intangible asset exceeded their respective fair values. The Company reassessed its estimates and forecasts during the second quarter of 2020 to determine the fair values of the reporting unit and intangible asset. The fair values were determined using a discounted cash flow method on the reporting unit and the relief-from-royalty method on the Lord Jones™ brand. Significant inputs include discount rate, growth rates, and cash flow projections. Based on these valuations, the carrying value exceeded the fair value resulting in an impairment on both the reporting unit as well as the Lord Jones™ brand.
The Company recorded $35,000 of impairment charges on the U.S. reporting unit and $5,000 of impairment charges on the Lord Jones™ brand during year ended December 31, 2020.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

(a)Intangible assets
Intangible assets are comprised of the following items:

	Weighted average amortization period (in years)	As of December 31, 2020
		Cost	Accumulated amortization	Impairment charges	Net
Software	5	$610	$(291)	$—	$319
ERP system	5	3,955	(274)	—	3,681
Health Canada licenses	17	7,526	(1,254)	—	6,272
Lord JonesTM brand	N/A	64,000	—	(5,000)	59,000
Trademarks	N/A	148	—	—	148
Israeli codes(i)	25	322	(22)	—	300
		$76,561	$(1,841)	$(5,000)	$69,720
(i)The Israeli codes were transferred by non-controlling interests to Cronos Israel in exchange for their equity interests in the Cronos Israel entities specified above.

	Weighted average amortization period (in years)	As of December 31, 2019
		Cost	Accumulated amortization	Net
Software	5	$541	$(202)	$339
Health Canada licenses	17	7,387	(821)	6,566
Lord JonesTM brand	N/A	64,000	—	64,000
Trademarks	N/A	36	—	36
Israeli codes(i)	25	298	(4)	294
		$72,262	$(1,027)	$71,235
(i)The Israeli codes were transferred by non-controlling interests to Cronos Israel in exchange for their equity interests in the Cronos Israel entities specified above.
The aggregate amortization was $814 for the year ended December 31, 2020 (December 31, 2019 – $646; 2018 – $546). Intangible asset additions in 2020 primarily relate to the implementation of a new ERP system. Intangible asset additions in the year ended December 31, 2019 included the Lord Jones™ brand for $64 million. There were no material disposals of intangible assets in 2020 or 2019. The amortization expense for the next five years on intangible assets in use is estimated to be as follows: 2021 – $1,047; 2022 – $998; 2023: $964; 2024 – $952; 2025 – $664.
(b)Goodwill

	As of December 31, 2019	Additions	Impairment charges	Effect of foreign exchange	As of December 31, 2020
Peace Naturals	$1,078	$—	$—	$30	$1,108
Redwood	213,414	—	(35,000)	—	178,414
	$214,492	$—	$(35,000)	$30	$179,522

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

12. Leases
The Company has entered into leases primarily for the land-use rights, office premises and equipment used in the production of cannabis, U.S. hemp and related products. The Company’s leases have terms which range from three years to six years, excluding land use rights, which generally extend to 15 years. These leases often include options to extend the term of the lease for up to 10 years. When it is reasonably certain that the option will be exercised, the impact of the option is included in the lease term for purposes of determining total future lease payments.
Operating leases greater than one year are included in right-of-use assets and operating lease liabilities. Finance leases are included in property, plant and equipment on the Company’s consolidated balance sheet.
The Company’s finance leases were not material for any of the periods presented.

	As of December 31,
	2020	2019
Lease cost
Operating lease cost	$2,479	$760
Short-term lease cost	60	373
Total lease cost	$2,539	$1,133

Weighted-average remaining lease term – operating leases	6	5
Weighted-average discount rate – operating leases	8.86%	12.00%

13. General and Administrative Expenses
General and administrative expense are comprised of the following items:

	Year ended December 31,
	2020	2019	2018
Salaries and wages	$26,742	$17,829	$4,240
Professional and consulting	15,135	15,369	5,242
Office and general	17,845	13,407	3,713
Review costs related to restatement of 2019 interim financial statements(i)	9,688	—	—
Current expected credit loss	2,512	136	—
Other	8,607	2,530	154
Total	$80,529	$49,271	$13,349
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

14. Derivative Liabilities
On March 8, 2019, the Company closed the previously announced investment in the Company (the “Altria Investment”) by Altria Group Inc. (“Altria”), pursuant to a subscription agreement dated December 7, 2018. As of the closing date of the Altria Investment, the Altria Investment consisted of 149,831,154 common shares of the Company, refer to Note 15, issued to a wholly owned subsidiary of Altria and one warrant of the Company (the “Altria Warrant”), refer to Note 16(a), issued to a wholly owned subsidiary of Altria. As of the closing date of the Altria Investment, Altria beneficially held an approximate 45% ownership interest in the Company (calculated on a non-diluted basis). As summarized in this note, if exercised in full on such date, the exercise of the Altria Warrant would have resulted in Altria holding a total ownership interest in the Company of approximately 55% (calculated on a non-diluted basis). Pursuant to the investor rights agreement between the Company and Altria, entered into in connection with the closing of the Altria Investment (the “Investor Rights Agreement”), the Company granted Altria certain rights, among others, summarized in this note.
The summaries below are qualified entirely by the terms and conditions fully set out in the Investor Rights Agreement and the Altria Warrant, as applicable.
a.The Altria Warrant entitles the holder, subject to certain qualifications and limitations, to subscribe for and purchase up to an additional 10% of the common shares of Cronos (approximately 80.1 million common shares as of December 31, 2020) at a per share exercise price of C$19.00, which expires at 5:00 p.m. (Toronto time) on March 8, 2023. The number of common shares of the Company to which the holder is entitled, and the corresponding exercise price, is subject to adjustment in the event of a share dividend, share issuance, distribution, or share subdivision, split or other division, share consolidation, reverse-split or other aggregation, share reclassification, a capital reorganization, consolidation, amalgamation, arrangement, binding share exchange, merger or other combination, certain securities issuances, repurchases, redemptions or certain other actions that would result in a reduction in the number of common shares of the Company outstanding, in each case, executed by the Company. If and whenever there is a reclassification of the common shares or a capital reorganization of the Company, or a consolidation, amalgamation, arrangement, binding share exchange or merger of the Company, in each case executed by the Company and pursuant to which (i) in the event the consideration received by the Company’s shareholders is exclusively cash, the Company or the successor entity (as applicable) is required to purchase the Altria Warrant in cash equal to the amount by which the purchase price per share paid for the common shares acquired exceeds the exercise price of the Altria Warrant multiplied by the number of common shares that would have been issuable upon exercise of the Altria Warrant immediately prior to any such transaction, and (ii) in the event the consideration received by the Company’s shareholders is not exclusively cash, the Altria Warrant will remain outstanding in accordance with its terms until any subsequent exercise of the Altria Warrant, at which time the holder thereof will receive in lieu of each share that would have been issuable upon the exercise of the Altria Warrant immediately prior to any such transaction, the kind and amount of cash, the number of shares or other securities or property resulting from any such transaction that such holder would have been entitled to receive had such holder been the registered holder of such shares that would have been issuable upon the exercise of the Altria Warrant on the record date or effective date of the transaction (as applicable).
b.The Company granted to Altria, subject to certain qualifications and limitations, upon the occurrence of certain issuances of common shares of the Company executed by the Company (including issuances pursuant to the R&D partnership with Ginkgo (the “Ginkgo Agreement”), refer to Note 20(b)), the right to purchase up to such number of common shares of the Company in order to maintain their ownership percentage of issued and outstanding common shares of the Company immediately preceding any issuance of shares by the Company (“Pre-emptive Rights”), at the same price per common share of the Company at which the common shares are sold in the relevant issuance; provided that if the consideration paid in connection with any such issuance is non-cash, the price per common share of the Company that would have been received had such common shares been issued for cash consideration will be determined by an independent committee (acting reasonably and in good faith); provided further that the price per common share of the Company to be paid by Altria pursuant to its exercise of its Pre-emptive Rights related to the Ginkgo Agreement will be C$16.25 per common share. These rights may not be exercised if Altria’s ownership percentage of the issued and outstanding shares of the Company falls below 20%.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

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
The price per common share to be paid by Altria pursuant to the exercise of its Top-up Rights will be, subject to certain limited exceptions, the 10-day volume-weighted average price of the common shares of the Company on the TSX for the 10 full days preceding such exercise by Altria; provided that the price per common share of the Company to be paid by Altria pursuant to the exercise of its Top-up Rights in connection with the issuance of common shares of the Company pursuant to the exercise of options or warrants that were outstanding as of March 8, 2019 will be C$16.25 per common share without any set off, counterclaim, deduction, or withholding. These rights may not be exercised if Altria’s ownership percentage of the issued and outstanding shares of the Company falls below 20%.
The Altria Warrant, Pre-emptive Rights, and fixed price Top-up Rights have been classified as derivative liabilities; related transaction costs of $22,355 have been expensed as financing costs in 2019.
Reconciliations of the carrying amounts of the derivative liability are presented below:

	As of January 1, 2020	Gain on revaluation	Exercise of Rights	Effect of FX	As of December 31, 2020
(a) Altria Warrant	$234,428	$(95,045)	$—	$(525)	$138,858
(b) Pre-emptive Rights	12,787	(885)	—	193	12,095
(c) Top-up Rights	49,945	(33,324)	(3,227)	(937)	12,457
	$297,160	$(129,254)	$(3,227)	$(1,269)	$163,410

	As of March 8, 2019	Gain on revaluation	Exercise of Rights	Effect of FX	As of December 31, 2019
(a) Altria Warrant	$1,086,920	$(869,630)	$—	$17,138	$234,428
(b) Pre-emptive Rights	92,548	(81,070)	—	1,309	12,787
(c) Top-up Rights	386,152	(326,119)	(15,478)	5,390	49,945
	$1,565,620	$(1,276,819)	$(15,478)	$23,837	$297,160
Fluctuations in the Company’s share price are a primary driver for the changes in the derivative valuations during each reporting period. As the share price decreases for each of the related derivative instruments, the liability of the instrument generally decreases. Share price is one of the significant observable inputs used in the fair value measurement of each of the Company’s derivative instruments. During the year ended December 31, 2020, the Company’s share price decreased from December 31, 2019 resulting in a gain on revaluation of $129,254.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

The fair values of the derivative liabilities were determined using the Black-Scholes pricing model as of December 31, 2020 and December 31, 2019, applying the following inputs:

	As of December 31, 2020
	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price at grant date (per share in C$)	$8.84	$8.84	$8.84
Subscription price (per share in C$)	$19.00	$16.25	$16.25
Weighted average risk-free interest rate(i)	0.21%	0.17%	0.13%
Weight average expected life (in years)(ii)	2.18	1.50	0.98
Expected annualized volatility(iii)	81%	81%	81%
Expected dividend yield	0%	0%	0%

	As of December 31, 2019
	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price at grant date (per share in C$)	$9.97	$9.97	$9.97
Subscription price (per share in C$)	$19.00	$16.25	$16.25
Weighted average risk-free interest rate(i)	1.69%	1.73%	1.71%
Weight average expected life (in years)(ii)	3.18	1.25	1.66
Expected annualized volatility(iii)	82%	82%	82%
Expected dividend yield	0%	0%	0%
(i)    The risk-free interest rate was based on Bank of Canada government treasury bills and bonds with a remaining term equal to the expected life of the derivative liabilities. The risk-free interest rate uses a range of approximately 0.10% to 0.39% as of December 31, 2020 (December 31, 2019 – 1.66% to 1.73%) for the Pre-emptive Rights and Top-up Rights.
(ii)    The expected life in years represents the period of time that the derivative liabilities are expected to be outstanding. The expected life of the Pre-emptive Rights and Top-up Rights is determined based on the expected term of the underlying options, warrants, and shares, to which the Pre-emptive Rights and Top-up Rights are linked. The expected life uses a range of approximately 0.50 years to 5 years as of December 31, 2020 (December 31, 2019 – 0.25 years to 6 years).
(iii)    Volatility was based on the blended historical volatility levels of the Company and peer companies.
The following table quantifies each of the significant inputs described above and provides a sensitivity analysis of the impact on the reported values of the derivative liabilities. The sensitivity analysis for each significant input is performed by assuming a 10% decrease in the input while other significant inputs remain constant at management’s best estimate as of the respective dates. As of December 31, 2020, there would be an equal but opposite impact on net income (loss), refer to Note 15, and as of December 31, 2019, there would be an equal but opposite impact on share capital.

	Decrease as of December 31, 2020
	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price at issuance date	$25,819	$2,527	$2,989
Weighted average expected life	13,541	1,988	2,121
Expected annualized volatility	26,183	2,269	2,602

	Decrease as of December 31, 2019
	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price at issuance date	$36,436	$2,743	$9,577
Weighted average expected life	17,471	2,366	2,178
Expected annualized volatility	33,343	2,180	7,714
These inputs are classified in Level 3 on the fair value hierarchy and are subject to volatility and several uncontrollable factors, which could significantly affect the fair value of these derivative liabilities in future periods.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
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
The following is a summary of common shares issued, other than in connection with outstanding options and warrants (see Note 16):

	2020	2019	2018
Altria Investment(i)	—	149,831,154	—
Redwood Acquisition(ii)	—	5,086,586	—
Private placement(iii)	—	856,017	—
Bought deal offering(iv)	—	—	15,677,143
	—	155,773,757	15,677,143
(i)During the year ended December 31, 2019, the Company issued 149,831,154 common shares to Altria for aggregate gross proceeds of $1,809,556, net of issuance costs of $3,722. The gross proceeds were first allocated to the derivative liabilities issued in connection with the Altria Investment, and the residual of $248,302 was allocated to share capital. Pursuant to the Altria Investment, the Company incurred transaction costs of $25,223, of which $3,642 was allocated to share capital and $21,581 to the derivative liabilities based on the relative fair values assigned to the respective components. Refer to Note 14 for additional information.
(ii)During the year ended December 31, 2019, the Company issued 5,086,586 common shares with a fair value of $56,109 related to the acquisition (the “Redwood Acquisition”) of certain subsidiaries of Redwood Holding Group, LLC (collectively, “Redwood”). Refer to Note 27 for additional information.
(iii)During the year ended December 31, 2019, the Company issued 856,017 common shares to Kristen Bell, an accredited investor in a private placement (“Private Placement”) in reliance on Section 4(a)(2) of the Securities Act in connection with the use of certain publicity rights in brand development. The common shares vest in three equal installments on each of (a) January 31, 2020, (b) June 23, 2021, and (c) December 23, 2022. The issuance did not involve a public offering and was made without general solicitation or advertising. The total fair value of the consideration paid for the issuance of such common shares was approximately $6,000. The fair value of the shares was calculated using the 10-day volume weighted average price per share of the Company’s common shares on Nasdaq.
(iv)During the year ended December 31, 2018, the Company issued 15,677,143 common shares for aggregate gross proceeds of $115,510 through bought deal offerings, net of issuance costs of $7,577.
There were no share repurchases during the year ended December 31, 2020, 2019 or 2018.

16. Share-based Payments
(a)Warrants
The following is a summary of the changes in warrants during the year ended December 31, 2020 and December 31, 2019:

	Weighted average exercise price (C$)	Number of warrants
Balance as of January 1, 2020	$0.26	18,066,662
Exercise of warrants	0.27	(10,079,313)
Balance as of December 31, 2020	$0.25	7,987,349

	Weighted average exercise price (C$)	Number of warrants
Balance as of January 1, 2019	$0.26	25,457,623
Exercise of warrants	0.26	(7,390,961)
Balance as of December 31, 2019	$0.26	18,066,662

For a description of the Altria Warrant, see Note 14. As of December 31, 2020, the Company had outstanding warrants as follows:

Grant date	Expiry date	Weighted average exercise price (C$)	Number of warrants
May 13 – 27, 2016	May 13 – 27, 2021	$0.25	7,987,349
As of December 31, 2020		$0.25	7,987,349

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

(b)Stock options
(i)Stock option plans
The Company adopted an amended and restated stock option plan dated May 26, 2015 (the “2015 Stock Option Plan”), which was approved by shareholders of the Company at the annual general meeting of shareholders held on June 28, 2017. The 2015 Stock Option Plan allowed the Company’s Board of Directors (the “Board”) to award options to purchase shares to directors, officers, key employees and service providers of the Company. As of June 28, 2018, no further awards will be granted under the 2015 Stock Option Plan; however, shares may be purchased via option exercise by the holders of any outstanding options previously issued under the 2015 Stock Option Plan.
On June 28, 2018, the shareholders of the Company approved a stock option plan (the “2018 Stock Option Plan”), which replaced the 2015 Stock Option Plan. The 2018 Stock Option Plan terminated the Company’s ability to grant equity under the 2015 Stock Option Plan. As of June 25, 2020, the date on which the 2020 Omnibus Plan (as defined below) was approved by the shareholders of the Company, no further awards will be granted under the 2018 Stock Option Plan; however, shares may be purchased via option exercise by the holders of any outstanding options previously issued under the 2018 Stock Option Plan.
On March 29, 2020, the Board adopted a new omnibus equity incentive plan (the “2020 Omnibus Plan”), which was approved by the shareholders of the Company at the annual and special meeting of shareholders held on June 25, 2020. The 2020 Omnibus Plan provides for grants of stock options, share appreciation rights, restricted shares, restricted share units (“RSUs”) and other share-based or cash-based awards, which are subject to terms as determined by the Compensation Committee of the Board, and awards may be granted to eligible employees, non-employee directors and consultants. The 2020 Omnibus Plan terminated the Company’s ability to grant equity awards under the 2018 Stock Option Plan and restricted stock units under the Employment Inducement Plan.
Options represent the right to purchase Company common shares on the date of exercise at a stated exercise price. The exercise price of an option generally must be at least equal to the fair market value of the Company common shares on the date of grant. The Compensation Committee of the Board (“Compensation Committee”) may provide for options to be exercised only as they vest or to be immediately exercisable with any shares issued on exercise being subject to the Company’s right of repurchase that lapses as the shares vest. Vesting conditions for grants of options are determined by the Compensation Committee. The typical vesting for stock option grants is quarterly vesting over three to five years. The maximum term of options granted under the 2020 Omnibus Plan is seven years. Participants under the 2020 Omnibus Plan are eligible to be granted options to purchase shares at an exercise price established upon approval of the grant by the Compensation Committee. When options are granted, the exercise price is, with respect to a particular date, the closing price as reported by the TSX or the Nasdaq and, if the shares are not traded on the TSX or the Nasdaq, any other stock exchange on which the Company’s common shares are traded (as selected by the Compensation Committee in good faith taking into account applicable legal and tax requirements) on the immediately preceding trading day (the “Fair Market Value”). The 2020 Omnibus Plan does not authorize grants of options with an exercise price below the Fair Market Value.
The equity plans described above have the following stock options outstanding:

	Shares outstanding as of December 31,
	2020	2019	2018
2020 Omnibus Plan	2,000,000	—	—
2018 Stock Option Plan	1,627,715	1,817,287	285,000
2015 Stock Option Plan	10,127,433	12,332,215	12,617,995
Total stock options outstanding	13,755,148	14,149,502	12,902,995

For the year ended December 31, 2020, the total stock-based compensation expense associated with the equity plans was $7,185 (December 31, 2019 – $10,278; December 31, 2018 - $8,151).

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

(ii) Summary of changes
The following is a summary of the changes in options during the year ended December 31, 2020 and December 31, 2019:

	Weighted average exercise price (C$)	Number of options	Weighted average remaining contractual term (years)
Balance as of January 1, 2020	$4.84	14,149,502	2.56
Issuance of options(i)	6.96	2,000,000
Exercise of options	2.03	(2,131,939)
Cancellation, forfeiture and expiry of options	14.34	(262,415)
Balance as of December 31, 2020	$5.40	13,755,148	2.30
Exercisable at December 31, 2020	$3.75	9,643,682	1.34
(i)The weighted average exercise price reflects the conversion of foreign currency-denominated options at the exchange rates as of December 31, 2020. For foreign currency-denominated options, the weighted average exercise prices are translated using exchange rates as of the settlement date.

	Weighted average exercise price (C$)	Number of options	Weighted average remaining contractual term (years)
Balance as of January 1, 2019	$2.99	12,902,995	3.35
Issuance of options	20.08	1,534,162
Exercise of options	3.48	(282,572)
Cancellation, forfeiture and expiry of options	2.27	(5,083)
Balance as of December 31, 2019	$4.84	14,149,502	2.56
Exercisable at December 31, 2019	$2.93	9,034,714	2.27
(iii)Fair value of options issued
The fair value of the options issued during the year was determined using the Black-Scholes option pricing model, using the following inputs:

	2020	2019
Share price at grant date (per share)	C$6.96	C$15.34 – $24.75
Exercise price (per option)(i)	C$6.96	C$15.34 – $24.75
Risk-free interest rate	0.43%	1.39% – 1.62%
Expected life of options (in years)(ii)	5	5
Expected annualized volatility	91%	82%
Expected dividend yield	—	—
Weighted average Black-Scholes value at grant date (per option)	C$4.84	C$13.03
Forfeiture rate	—	—
(i)The weighted average exercise price reflects the conversion of foreign currency-denominated options at the exchange rates as of December 31, 2020. For foreign currency-denominated options, the weighted average exercise prices are translated using exchange rates as of the settlement date.
(ii)The expected life of the awards represents the period of time options are expected to be outstanding and is estimated considering vesting terms and employees’ and non-employees’ historical exercise and, where relevant, post-vesting employment termination behavior. Volatility was estimated by using the historical volatility of the Company’s share price, adjusted for the Company’s expectation of volatility going forward. The risk-free interest rate was based on the Bank of Canada government bonds with a remaining term equal to the expected life of the options at the grant date.
The weighted average fair value per share at grant date of the options during the year ended December 31, 2020 was C$4.84 per share (December 31, 2019 – C$13.03 per share).
(c)Restricted share units
RSUs are granted under the 2020 Omnibus Plan. RSUs represent an equivalent amount of Company common shares on the date of issuance at fair value. Fair value is determined using the closing price of the trading day immediately preceding the date of grant. RSUs issued under the 2020 Omnibus Plan typically vest over a three-year period following the grant date, have no performance requirements and no forfeiture rate.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

On July 20, 2020, the Company entered into separation agreements with Robert Rosenheck and another Redwood employee pursuant to which they resigned from their employment with Redwood. In connection with such separation agreements, 732,972 outstanding and unvested RSUs were accelerated and vested during the year ended December 31, 2020.
For the year ended December 31, 2020, the Company recorded $8,176 (December 31, 2019 – $889) in share-based compensation expense related to these RSUs. No RSUs were granted in 2018.
The following is a summary of the changes in RSUs:

	Number of RSUs	Weighted average grant date fair value (C$)
Balance at January 1, 2020	732,972	$15.34
Granted	957,854	7.66
Exercised	(732,972)	15.34
Cancellation and forfeitures	(9,497)	7.52
Balance at December 31, 2020	948,357	$7.66

	Number of RSUs	Weighted average grant date fair value (C$)
Balance at January 1, 2019	—	$—
Granted	732,972	15.34
Balance at December 31, 2019	732,972	$15.34
(d)Deferred share units
On August 10, 2019, the Company established a cash-settled deferred share unit plan (“DSU Plan”) pursuant to which its non-executive directors receive deferred share units (“DSUs”). The DSU Plan is designed to promote a greater alignment of long-term interests between non-executive directors and shareholders. The number of DSUs granted under the DSU Plan (including fractional DSUs) is determined by dividing the amount of remuneration payable by the closing price as reported by the TSX on the trading day immediately preceding the date of grant. DSUs are payable at the time a non-executive director ceases to hold the office of director for any reason and are settled by a lump-sum cash payment, in accordance with the terms of the DSU Plan, based on the fair value of the DSUs at such time. The fair value of the cash payout is determined by multiplying the number of DSUs vested at the payout date by the closing price as reported by the TSX on the trading day immediately preceding the payout date. The fair value of the cash payout is determined at each reporting date based on the fair value of the Company’s common shares at the reporting date and is recorded within other liabilities. No DSUs were granted during 2018.
The following is a summary of the changes in DSUs:

	Number of DSUs	Financial liability
Balance at January 1, 2020	33,397	$255
Granting and vesting of DSUs	58,380	338
Liabilities settled	(8,484)	(46)
Loss (gain) on revaluation	—	30
Balance at December 31, 2020	83,293	$577

	Number of DSUs	Financial liability
Balance at January 1, 2019	—	$—
Granting and vesting of DSUs	33,397	452
Loss (gain) on revaluation	—	(197)
Balance at December 31, 2019	33,397	$255

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

17. Earnings (loss) Per Share
Basic and diluted earnings (loss) per share from continuing operations are calculated using the following numerators and denominators:

	2020	2019	2018
Basic earnings (loss) per share computation
Income (loss) from continuing operations attributable to common shareholders of Cronos Group	$(72,487)	$1,166,869	$(20,742)
Weighted average number of common shares outstanding	351,576,848	310,067,179	172,269,170
Basic earnings (loss) per share	$(0.21)	$3.76	$(0.12)
Diluted earnings (loss) per share computation
Income (loss) from continuing operations used in the computation of basic earnings (loss) per share	$(72,487)	$1,166,869	$(20,742)
Adjustment for gain on revaluation of derivative liabilities	—	(24,416)	—
Income (loss) from continuing operations used in the computation of diluted income (loss) per share	(72,487)	1,142,453	(20,742)

Weighted average number of common shares outstanding used in the computation of basic earnings (loss) per share	351,576,848	310,067,179	172,269,170
Dilutive effect of warrants	—	19,481,352	—
Dilutive effect of stock options	—	10,649,487	—
Dilutive effect of restricted share units	—	732,972	—
Dilutive effect of Altria Warrant	—	—	—
Dilutive effect of Top-up Rights – exercised and exercisable fixed price	—	1,881,002	—
Weighted average number of common shares for computation of diluted income (loss) per share	351,576,848	342,811,992	172,269,170
Diluted earnings (loss) per share(i)	$(0.21)	$3.33	$(0.12)
(i)In computing diluted earnings per share, incremental common shares are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive.
Basic and diluted loss per share from discontinued operations are calculated using the following numerators and denominators:

	2020	2019	2018
Basic loss from discontinued operations per share computation
Loss from discontinued operations attributable to common shareholders of Cronos Group	$(650)	$(363)	$(894)
Weighted average number of common shares outstanding	351,576,848	310,067,179	172,269,170
Basic loss from discontinued operations per share(i)	$0.00	$0.00	$(0.01)
(i)In computing diluted earnings per share, incremental common shares are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive.
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because conditions for contingently issuable shares were not satisfied at the end of the reporting periods.

	2020	2019	2018
Ginkgo Equity Milestones	14,674,904	14,674,904	—
Pre-emptive Rights	11,534,475	12,006,740	—
Top-up Rights – fixed price	17,214,621	25,103,456	—
Top-up Rights – market price	3,413,065	1,255,223	—
Altria Warrant	80,056,296	77,514,993	—
Warrants	15,147,116	—	25,457,623
Stock options	9,218,674	1,315,787	12,902,995
Restricted share units	79,611	—	—
Total anti-dilutive securities	151,338,762	131,871,103	38,360,618

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

18. Accumulated Other Comprehensive Income (Loss)
The following is a continuity schedule of accumulated other comprehensive income (loss):

	2020	2019	2018
Net unrealized gain (loss) on revaluation and disposal of other investments
Balance at January 1	$5	$5	$446
Cumulative effect from adoption of ASU 2016-01	—	—	(444)
Net unrealized (loss) gain	—	—	3
Balance at December 31	5	5	5

Net foreign exchange gain (loss) on translation of foreign operations
Balance at January 1	27,833	(9,875)	2,456
Net unrealized (loss) gain	15,161	37,708	(12,331)
Balance at December 31	42,994	27,833	(9,875)
Total other comprehensive income (loss)	$42,999	$27,838	$(9,870)

19. Income Taxes
For financial reporting purposes, income (loss) from continuing operations before income taxes includes the following components:

	Year ended December 31,
	2020	2019	2018
Rest of World	$12,679	$1,169,007	$(20,923)
United States	(85,952)	(3,070)	—
Total	$(73,273)	$1,165,937	$(20,923)
The loss before income taxes above excludes losses from discontinued operations of $650 for the year ended December 31, 2020 (December 31, 2019 – $363; December 31, 2018 – $894).
Income tax expense consists of the following components:

	Year ended December 31,
	2020	2019	2018
Current:
Rest of World	$1,024	$—	$—
United States	323	—	—
Total	$1,347	$—	$—
Deferred:
Rest of world	$—	$—	$—
United States	—	—	—
Total	$—	$—	$—
Included in accounts payable and other liabilities as of December 31, 2020 is $865 (December 31, 2019 – $nil; December 31, 2018 – $nil) related to current income tax expense above.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

Income tax differs from that computed using the combined Canadian federal and provincial statutory income tax rate of 26.5%. Reconciliation of the expected income tax to the effective tax rate in continuing operations is as follows:

	Year ended,
	2020	2019	2018
Income (loss) before income taxes	$(73,273)	$1,165,937	$(20,923)
Effective income tax rate	26.5%	26.5%	26.5%
Expected income tax expense (benefit)	$(19,417)	$308,973	$(5,545)

Non-taxable income	(711)	(2,156)	14
Non-deductible share-based compensation	2,498	2,839	2,466
Non-deductible expenses	1,364	764	—
Non-deductible transaction costs	3,146	1,523	—
Effect of provincial tax rate difference	(15)	(44)	(64)
Effect of tax rates outside of Canada	(362)	70	—
Fair value gain on financial liabilities	(34,250)	(338,409)	—
Changes in valuation allowance	48,227	25,808	3,437
Other	867	632	(308)
Income tax expense (recovery), net	$1,347	$—	$—
The valuation allowance recorded against the loss on discontinued operations is not reflected in the effective tax rate reconciliation presented above for continuing operations.
The following table summarizes the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and December 31, 2019:

	As of
	2020	2019
Deferred assets:
Tax loss carryforwards	$67,476	$30,908
Interest expense carryforwards	1,407	—
Deferred financing costs	4,233	5,690
Share issuance cost	1,573	2,217
Finance lease obligation	1,953	1,491
Plant and equipment	5,945	871
Investment	307	395
Intangible asset	4,218	—
Reserve	1,858	—
Other	570	482
Total deferred tax assets	89,540	42,054
Less valuation allowance	(85,935)	(36,948)
Net deferred tax assets	3,605	5,106

Deferred tax liabilities:
Inventory	—	(1,227)
Plant and equipment	—	—
Intangible assets	—	(2,126)
Investment	—	—
License	(1,662)	(293)
Right-of-use assets	(1,943)	(1,460)
Total deferred tax liabilities	(3,605)	(5,106)
Net deferred tax liability	$—	$—

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

The realization of deferred tax assets is dependent on the Company’s generating sufficient taxable income in the years that the temporary differences become deductible. A valuation allowance has been provided for the deferred tax assets that the Company determined did not meet the more-likely-than-not recognition threshold under U.S. GAAP.
As of December 31, 2020, the Company had net operating losses in Canada, the U.S., and Israel available to offset future years’ taxable income of approximately $177,651, $62,851, and $14,042, respectively. As of December 31, 2019, the Company had net operating losses in Canada, the U.S., and Israel available to offset future years’ taxable income of approximately $92,773, $14,374, and $8,763, respectively. The net operating losses in Canada will begin to expire, for purposes of carryforward, in fiscal year 2032. The net operating losses in the U.S. can be carried forward indefinitely for federal purposes. The net operating losses in Israel can be carried forward indefinitely.
Utilization of the net operating loss carryforwards may be subject to limitations under the tax laws applicable in each tax jurisdiction due to ownership changes that could occur in the future. These ownership changes could limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax expense. Specifically, if Altria exercises its warrant the Company would recognize a change in control event and certain Canadian net operating loss carryforwards may be limited. Due to the existence of the valuation allowance, limitations created by ownership changes, if any, will not impact the Company’s effective tax rate.
The Company files federal income tax returns in Canada, Israel and the U.S. The Company has open tax years with the taxation jurisdictions. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations and tax treaties, as they relate to the amount, timing, or inclusion of revenue and expense.

Jurisdiction	Open Years
Canada	2016 – 2020
United States	2018 – 2020
Israel	2019 – 2020
The following table outlines the movements in the valuation allowance:

	Balance at beginning of year	Change due to foreign exchange	Increase	Balance at end of year
Year ended December 31, 2020	$(36,948)	$(693)	$(48,294)	$(85,935)
Year ended December 31, 2019	(7,931)	(998)	(28,019)	(36,948)
As of December 31, 2020 and December 31, 2019, the Company recorded a valuation allowance of $85,935 and $36,948, respectively. The valuation allowance increased by $48,294 and $28,019 during the years ended December 31, 2020 and December 31, 2019, respectively. The increase in the valuation allowance during the years ended December 31, 2020 and December 31, 2019 was primarily due to an increase in net operating loss carryforwards, the utilization of which did not meet the more-likely-than-not recognition threshold.
Accounting guidance clarifies the accounting for uncertain tax positions and prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, the authoritative guidance addresses the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. Only tax positions that meet the more-likely-than-not recognition threshold may be recognized. There were no identified unrecognized tax benefits as of December 31, 2020 or December 31, 2019.
The Company considers all earnings and profits of its subsidiaries outside Canada to be indefinitely reinvested. As of December 31, 2020 and December 31, 2019, the amount of undistributed earnings upon which income taxes have not been provided is immaterial to these consolidated financial statements.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

20. Commitments
(a)Lease Commitments
The following is a summary of the Company’s future minimum lease payments under operating leases for its premises due in future fiscal years:

As of December 31,
2020
2021	$2,381
2022	2,302
2023	2,201
2024	1,711
2025	1,505
2026 and thereafter	1,916
In addition to the minimum lease payments, the Company is required to pay realty taxes and other occupancy costs in accordance with the terms of the lease agreements.
(b)R&D commitments
(i)    Ginkgo. On September 4, 2018, the Company announced an R&D partnership with Ginkgo Bioworks Inc. (“Ginkgo”) to develop scalable and consistent production of eight target cannabinoids, including THC, CBD and a variety of other lesser known and rarer cannabinoids. As part of this partnership, Cronos Group has agreed to issue up to 14,674,903 common shares of the Company (aggregate value of approximately $100,000 as of July 17, 2018 assuming all milestones are met, collectively the “Ginkgo Equity Milestones”) in tranches and $22,000 in cash subject to Ginkgo’s achievement of certain milestones and to fund certain R&D expenses, including foundry access fees.
(ii)    Technion. On October 15, 2018, the Company entered into a sponsored research agreement with the Technion Research and Development Foundation of the Technion – Israel Institute of Technology (“Technion”). Research is focused on the use of cannabinoids and their role in regulating skin health and skin disorders. The Company has committed to $1,784 of research funding over a period of three years. An additional $4,900 of cash payments will be paid to Technion upon the achievement of certain milestones.
(c)Altria consulting services
On February 18, 2019, the Company entered into an agreement with a wholly owned subsidiary of Altria (which agreement was subsequently amended and restated to substitute Altria Pinnacle as a party thereto), to receive strategic advisory and project management services from Altria Pinnacle (the “Services Agreement”). Pursuant to the Services Agreement, the Company will pay Altria Pinnacle a monthly fee equal to the product of 105% and the sum of: (i) all costs directly associated with the services incurred during the monthly period, and (ii) a reasonable and appropriate allocation of indirect costs incurred during the monthly period. The Company will also pay all third-party direct charges incurred during the monthly period in connection with the services, including any reasonable and documented costs, fees and expenses associated with obtaining any consent, license or permit. The Services Agreement will remain in effect until terminated by either party. See Note 25.
(d)Use of publicity rights in brand development
On December 23, 2019, the Company issued 856,017 restricted common shares to Kristen Bell, an accredited investor, in a private placement (“Private Placement”) in reliance on Section 4(a)(2) of the Securities Act of 1933 in connection with the use of certain publicity rights in the brand development of Happy Dance™. One-third of such common shares vested on January 31, 2020 with the remaining shares vesting in two equal installments on June 23, 2021, and December 23, 2022. The issuance did not involve a public offering and was made without general solicitation or advertising. The total fair value of the consideration paid for the issuance of such common shares was approximately $6,000. The fair value of the shares was calculated using the 10-day volume weighted average price per share of the Company’s common shares on Nasdaq.
Additional restricted common shares are issued when certain performance milestones are achieved:

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

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
The number of common shares that would be issued upon achieving the foregoing milestones will be determined based on the 10-day volume weighted average price per share of the Company’s common shares on Nasdaq as of the trading day immediately prior to the date of filing with the Securities and Exchange Commission of the Company’s audited year-end financial statements for the first fiscal year during which such milestones are achieved.

21. Contingencies
The Company is subject to various legal proceedings in the ordinary course of its business and in connection with its marketing, distribution and sale of its products. Many of these legal proceedings are in the early stages of litigation and seek damages that are unspecified or not quantified. Although the outcome of these matters cannot be predicted with certainty, the Company does not believe these legal proceedings, individually or in the aggregate, will have a material adverse effect on its consolidated financial condition but could be material to its results of operations for any particular reporting period depending, in part, on its results for that period.
(a)Class action complaints relating to restatement
On March 11 and 12, 2020, two alleged shareholders of the Company separately filed two putative class action complaints in the U.S. District Court for the Eastern District of New York against the Company and its former Chief Executive Officer (now Executive Chairman) and Chief Financial Officer. The court has consolidated the cases, and the consolidated amended complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The consolidated amended complaint generally alleges that certain of the Company’s prior public statements about revenues and internal controls were incorrect based on the Company’s March 2, 2020 disclosure that the Audit Committee of the Board was conducting a review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel. The consolidated amended complaint does not quantify a damage request. Defendants moved to dismiss on February 8, 2021.
On June 3, 2020, an alleged shareholder filed a Statement of Claim, as amended on August 12, 2020, in the Ontario Superior Court of Justice in Toronto, Ontario, Canada, seeking, among other things, an order certifying the action as a class action on behalf of a putative class of shareholders and damages of an unspecified amount. The Amended Statement of Claim names the Company, its former Chief Executive Officer (now Executive Chairman), Chief Financial Officer, former Chief Financial Officer and Chief Commercial Officer, and current and former members of the Board as defendants and alleges breaches of the Ontario Securities Act, oppression under the Ontario Business Corporations Act and common law misrepresentation. The Amended Statement of Claim generally alleges that certain of the Company’s prior public statements about revenues and internal controls were misrepresentations based on the Company’s March 2, 2020 disclosure that the Audit Committee of the Board was conducting a review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel, and the Company’s subsequent restatement. The Amended Statement of Claim does not quantify a damage request.
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

(c)Litigation relating to marketing, distribution and sale of products
On June 16, 2020, an alleged consumer filed a Statement of Claim on behalf of a class in the Court of Queen’s Bench of Alberta in Alberta, Canada, against the Company and other Canadian cannabis manufacturers and/or distributors. On December 4, 2020, a Third Amended Statement of Claim was filed, which added a second alleged consumer. The Third Amended Statement of Claim alleges claims related to the defendants’ advertised content of cannabinoids in cannabis products for medicinal use on or after June 16, 2010 and cannabis products for adult use on or after October 17, 2018. The Third Amended Statement of Claim seeks a total of C$500 million for breach of contract, compensatory damages, and unjust enrichment or such other amount as may be proven in trial and C$5 million in punitive damages against each defendant, including the Company. The Third Amended Statement of Claim also seeks interest and costs associated with the action. The Company has not responded to the Third Amended Statement of Claim.
A number of claims, including purported class actions, have been brought in the U.S. against companies engaged in the U.S. hemp business alleging, among other things, violations of state consumer protection, health and advertising laws. On April 8, 2020, a putative class action complaint was filed in the U.S. District Court for the Central District of California against Redwood, alleging violations of California’s Unfair Competition Law, False Advertising Law, Consumers Legal Remedies Act, and breaches of the California Commercial Code for breach of express warranties and implied warranty of merchantability with respect to Redwood’s marketing and sale of U.S. hemp products. The complaint did not quantify a damage request. On April 10, 2020, the class action complaint was dismissed for certain pleading deficiencies and the plaintiff was granted leave until April 24, 2020 to amend the complaint to establish federal subject matter jurisdiction. On April 28, 2020, the action was dismissed without prejudice for failure to prosecute and for failure to comply with a court order. As of the date of this Annual Report, the plaintiff has not refiled the complaint.

22. Supplementary Cash Flow Information
The net changes in non-cash working capital items are as follow:

	Year ended December 31,
	2020	2019	2018
Accounts receivable	$(4,724)	$(702)	$(2,569)
Prepaids and other receivables	(5,300)	(10,509)	(2,382)
Current portion of loans receivable	—	(4,585)	—
Inventory	(28,094)	(51,888)	(4,092)
Accounts payable and other liabilities	4,175	13,476	12,705
Total	$(33,943)	$(54,208)	$3,662
23. Financial Instruments
The Company’s activities expose it to a variety of financial risks, including credit risk, liquidity risk, and market risk (including interest rate risk) and foreign currency risk.
(a)Credit risk
Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk from its operating activities, primarily accounts receivable and other receivables, and its investing activities, including cash held with banks and financial institutions, short term investments, loan receivable, and advances to joint ventures. The Company’s maximum exposure to this risk is equal to the carrying amount of these financial assets, which amounted to $1,403,491 as of December 31, 2020 (December 31, 2019 – $1,586,978).

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

(i)Accounts receivable
The Company had accounts receivable of $8,928 as of December 31, 2020 (December 31, 2019 – $4,638). An impairment analysis is performed at each reporting date using a provision matrix to measure expected credit losses. The provision rates are based on the days past due for groupings of various customer segments with similar loss patterns. The calculation reflects the probability-weighted outcome, the time value of money and reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Accounts receivable are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, amongst others, the failure of a debtor to engage in a repayment plan, and a failure to make contractual payments for a period of greater than 120 days past due.
For the year ended December 31, 2020, the Company recognized an approximate CECL of $74 (December 31, 2019 – $136). The Company has assessed that there is a concentration of credit risk as 78% of the Company’s accounts receivable were due from four customers as of December 31, 2020 (December 31, 2019 – 56% due from two customers) with an established credit history with the Company.
(ii) Cash and cash equivalents, short-term investments, and other receivables
The Company held cash and cash equivalents of $1,078,023 at December 31, 2020 (December 31, 2019 – $1,199,693). The short-term investments and related interest receivable of $211,766 (December 31, 2019 – $306,347) represents short-term investments with a maturity of less than a year and accrued interest as of December 31, 2020. The cash and cash equivalents and short-term investments, including guaranteed investment certificates and bankers’ acceptances, are held with central banks and financial institutions that are highly rated. In addition to interest receivable, other receivables include sales taxes receivable from the government. As such, the Company has assessed an insignificant loss allowance on these financial instruments.
(iii)Advances to joint ventures
The Company had advances to joint ventures of $467 as of December 31, 2020 (December 31, 2019 – $19,437). The Company has assessed the credit risk of advances to joint ventures based on the financial position of the borrowers, and the regulatory and economic environment of the borrowers. The expected loss rates are based on the historical credit losses experienced. Where appropriate, the historical loss rates are adjusted to reflect current and forward-looking information. The Company has assessed the loss allowance on these advances as of December 31, 2020 to be $nil (December 31, 2019 – $nil).
(b)Liquidity risk
Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due and arises principally from the Company’s accounts payable and other liabilities. The Company had accounts payable of $12,107 as of December 31, 2020 (December 31, 2019 – $9,194). The Company’s policy is to review liquidity resources and ensure that sufficient funds are available to meet financial obligations as they become due. Further, the Company’s management is responsible for ensuring funds exist and are readily accessible to support business opportunities as they arise. The Company’s funding is primarily provided in the form of capital raised through the issuance of common shares and warrants. As of December 31, 2020, 64% of the Company’s payables were due to four vendors (December 31, 2019 – 42% due to three vendors).
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
The Company manages risk by having a portfolio of securities from multiple issuers, such that the Company was not materially exposed to any one issuer.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

(d)Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those which possess a short term to maturity. During the year ended December 31, 2020, the Company had net interest income of $18,415 (December 31, 2019 – $27,969). A 10% change in the interest rate in effect on December 31, 2020 and December 31, 2019, would not have a material effect on (i) fair value of the cash equivalents and short-term investments as the majority of the portfolio has a maturity date of three months or less, or (ii) interest income. Management continues to monitor external interest rates and revise the Company’s investment strategy as a result.
During the year ended December 31, 2020, the Company’s average variable interest rate fell 1.49%, which resulted in a decrease of net interest income of $15,671 in the period. During the year ended December 31, 2019, the Company’s average variable interest rate did not materially change.
(e)Currency rate risk
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
As of December 31, 2020, the Company had foreign currency gain (loss) on translation of $14,951 (December 31, 2019 – $37,687). A 10% change in the exchange rates for the foreign currencies would affect the carrying value of net assets by approximately $170,817 as of December 31, 2020 (December 31, 2019 – $174,902).

24. Fair Value Measurement
The Company complies with ASC 820 Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In general, fair values are determined by:
•Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.
•Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.
The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,078,023	$—	$—	$1,078,023
Short-term investments	211,766	—	—	211,766
Derivative liabilities	—	—	163,410	163,410

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,199,693	$—	$—	$1,199,693
Short-term investments	306,347	—	—	306,347
Derivative liabilities	—	—	297,160	297,160

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

25. Related Party Transactions and Balances
On March 8, 2019, in connection with the Altria Investment, Altria, through certain of its wholly owned subsidiaries, purchased a 45% equity interest in the Company.
The Company incurred the following expenses for consulting services from Altria Pinnacle LLC, a subsidiary of Altria (“Altria Pinnacle”):

	Year ended December 31,
	2020	2019
Altria Pinnacle – expense	$1,199	$3,479
Total	$1,199	$3,479
No expenses for consulting services from Altria Pinnacle during the year ended December 31, 2018.
The following is a summary of amounts payable related to the consulting services with Altria Pinnacle:

	As of December 31,
	2020	2019
Altria Pinnacle – payable	$—	$1,152
Total	$—	$1,152
During 2019, the Company purchased machinery and equipment amounting to $1,258 from a subsidiary of Altria, which was fully paid for during the year.
Refer to Note 14 for further information on the derivative liabilities related to the Altria Investment.
There were no other material related party transactions during the years ended December 31, 2020, December 31, 2019 and December 31, 2018.

26. Non-monetary Transactions
The Company had no non-monetary transactions during the year ended December 31, 2020 or 2018.
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

27. Business Combinations
On September 5, 2019, the Company closed the Redwood Acquisition. Redwood manufactures, markets and distributes U.S. hemp-derived supplements and cosmetics product through e-commerce, retail and hospitality channels in the U.S. under the brand Lord Jones™. Redwood’s products use high quality U.S. hemp extract that retains naturally occurring phytocannabinoids and terpenes found in the plant. The Company plans to leverage Redwood’s capabilities to capitalize on the significant demand to further create and scale U.S. hemp-derived consumer products and brands.
In 2019, the Company acquired all the issued and outstanding shares of each of the four Redwood operating subsidiaries for an aggregate consideration of $283,300, which included $227,191 in cash and 5,086,586 common shares of the Company with a fair value of $56,109. The fair value of the shares issued as part of the consideration paid was based on the volume weighted average trading price of the common shares on Nasdaq on each of the ten consecutive trading days prior to the date of the Membership Interest Purchase Agreement dated August 1, 2019 (the “MIPA”), by and among the Company, Redwood Holding Group, LLC, and certain Key Persons solely for the purposes as described in the MIPA, at C$14.74 per share.
The Redwood Acquisition was unanimously approved by the board of directors of Redwood Holdings Group, LLC and by the Board following the unanimous recommendation of a special committee of independent directors (“Special Committee”). A Special Committee composed entirely of independent directors of the Company was formed to evaluate and make recommendations to the Board since one of our directors, Jason Adler, and Michael Gorenstein, our Executive Chairman and former President and Chief Executive Officer, each held an indirect interest in Redwood Holding Group, LLC by way of their interest in certain funds affiliated with Gotham Green Partners, which funds were equity holders in Redwood Holding Group, LLC. Jason Adler is the co-founder and Managing Member of Gotham Green Partners, a private equity firm focused primarily on early-stage investing in companies in the cannabis industry, and Michael Gorenstein is a co-founder and non-managing Member of Gotham Green Partners. The Special Committee engaged Perella Weinberg Partners LP as financial advisor.
The Redwood Acquisition was accounted for as a business combination as defined in ASC 805 Business Combinations. As a result of the change in control of Redwood, the assets and liabilities of Redwood are recorded at fair value in the consolidated financial statements of the Company. The following table summarizes the Company’s finalized allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date.

September 5, 2019
Fair value of net assets acquired
Cash	$2,896
Accounts receivable (i)	647
Prepaid expenses and other assets	265
Inventory	2,806
Property and equipment	1,890
Right-of-use assets	3,533
Intangible assets (ii)	64,037
Goodwill	213,414
Accounts payable and accrued liabilities	(2,688)
Lease obligations	(3,500)
$283,300
(i)    The fair value of acquired accounts receivable is $647. No loss allowance was recognized on acquisition.
(ii)    Intangible assets include the fair value of brand name of $64,000, the remaining balance relates to software.
For the year ended December 31, 2019, acquisition-related costs of $8,531 were expensed. These costs are included in the consolidated statement of net income (loss) in financing and transaction costs.
The goodwill recognized represents the excess over the fair value of the net tangible and intangible assets acquired as a part of the Redwood acquisition. This goodwill is attributable to the expertise and reputation of the assembled workforce acquired, the expected synergies, and other intangible assets that do not qualify for separate recognition. The goodwill is not deductible for income tax purposes. The Relief-from-Royalty Method was used to value the intangible asset relating to the Lord Jones™ brand. Significant inputs include discount rate, growth rates, and cash flow projections.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

During the period from September 5, 2019 to December 31, 2019, the Company recognized $3,364 in revenues and a net loss of $2,613 from Redwood operations. If the acquisition had occurred on January 1, 2019, the Company estimates that for the year ended December 31, 2019, it would have recorded an increase of $12,266 in revenues and a decrease of $1,112 in net income and that for the year ended December 31, 2018, it would have recorded an increase of $7,630 in revenues and an increase of $1,533 in net income.
There were no business combinations during the years ended December 31, 2020 or December 31, 2018.

28. Repurposing Charges
During the year ended December 31, 2019, the Company commenced initiatives to better align its evolving business and its strategy. Certain facilities at the Peace Naturals campus were repurposed from cultivation activities to provide for the following activities: additional R&D activities focused on new technologies for value-added product manufacturing; production and manufacturing of derivative products; and increased vault and warehousing capabilities.
The activities associated with the repurposing were completed as of December 31, 2019. The following table presents information associated with this plan:

Year ended December 31, 2019
Employee termination benefits	$889
Impairment costs associated with plan	4,439
$5,328
During the year ended December 31, 2019, an inventory write-down associated with the repurposing cost of $1,940 was included as part of inventory write-down on the consolidated statements of net income (loss) and comprehensive income (loss). The Company did not incur any further significant costs related to the repurposing activities.
No repurposing costs were incurred during the years ended December 31, 2020 or December 31, 2018.
As of December 31, 2020, there was no accrued liability associated with the Company’s repurposing initiative (December 31, 2019 - $907). All repurposing related charges were incurred within the Rest of World segment.
29. Segment Information
Segment reporting is prepared on the same basis that the Company’s chief operating decision makers (the “CODMs”) manage the business, make operating decisions and assess the Company’s performance. For the years ended December 31, 2020 and December 31, 2019, the Company determined that it has the following two reportable segments: United States and Rest of World. The United States operating segment consists of the manufacture and distribution of hemp-derived CBD infused products. The Rest of World operating segment is involved in the cultivation, manufacture, and marketing of cannabis and cannabis-derived products for the medical and adult-use markets. These two segments represent the geographic regions in which the Company operates and the different product offerings within each geographic region. The results of each segment are regularly reviewed by the CODMs to assess the performance of the segment and make decisions regarding the allocation of resources. The CODMs review adjusted earnings (loss) before interest, tax, depreciation and amortization (“Adjusted EBITDA”) as the measure of segment profit or loss to evaluate performance of and allocate resources for its reportable segments. Adjusted EBITDA is defined as earnings before interest, tax, depreciation, non-cash items and items that do not reflect management’s assessment of on-going business performance.
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

Segment data was as follows for the year ended December 31, 2020:

	United States	Rest of World	Corporate	Total
Consolidated statements of net income (loss) and comprehensive income (loss)
Net revenue
Cannabis flower	$—	$27,932	$—	$27,932
Cannabis extracts	9,495	8,759	—	18,254
Other	—	533	—	533
Net revenue	9,495	37,224	—	46,719

Share of loss from equity accounted investees	—	(4,510)	—	(4,510)

Interest revenue	16	18,585	—	18,601
Interest expense	(34)	(152)	—	(186)
Interest income (expense), net	(18)	18,433	—	18,415

Depreciation and amortization	234	2,638	—	2,872
Income tax expense	323	1,024	—	1,347
Loss from discontinued operations	—	(650)	—	(650)
Adjusted EBITDA	(28,019)	(98,349)	(20,885)	(147,253)

Consolidated balance sheets
Total assets	253,745	388,351	1,283,586	1,925,682
Investments in equity accounted investees	—	19,235	—	19,235
Goodwill	178,414	1,108	—	179,522
Purchase of property, plant and equipment	385	31,027	—	31,412
Segment data was as follows for the year ended December 31, 2019:

	United States	Rest of World	Corporate	Total
Consolidated statements of net income (loss) and comprehensive income (loss)
Net revenue
Cannabis flower	$—	$15,020	$—	$15,020
Cannabis extracts	3,364	5,338	—	8,702
Other	—	28	—	28
Net revenue	3,364	20,386	—	23,750

Share of loss from equity accounted investees	—	(2,009)	—	(2,009)

Interest revenue	6	29,207	—	29,213
Interest expense	—	(1,244)	—	(1,244)
Interest income, net	6	27,963	—	27,969

Depreciation and amortization	46	2,044	—	2,090
Income tax expense	—	—	—	—
Loss from discontinued operations	—	(363)	—	(363)
Adjusted EBITDA	(1,703)	(84,826)	(11,779)	(98,308)

Consolidated balance sheets
Total assets	293,985	309,854	1,486,603	2,090,442
Investments in equity accounted investees	—	557	—	557
Goodwill	213,414	1,078	—	214,492
Purchase of property, plant and equipment	259	38,405	—	38,664

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

Segment data was as follows for the year ended December 31, 2018:

	United States	Rest of World	Corporate	Total
Consolidated statements of net income (loss) and comprehensive income (loss)
Net revenue
Cannabis flower	$—	$9,210	$—	$9,210
Cannabis extracts	—	2,732	—	2,732
Other	—	179	—	179
Net revenue	—	12,121	—	12,121

Share of loss from equity accounted investees	—	(723)	—	(723)
Interest revenue	—	220	—	220
Interest expense	—	(139)	—	(139)
Interest income, net	—	81	—	81

Depreciation and amortization	—	807	—	807
Income tax expense	—	—	—	—
Loss from discontinued operations	—	(894)	—	(894)
Adjusted EBITDA	—	(10,357)	—	(10,357)

Consolidated balance sheets
Total assets	—	183,471	—	183,471
Investments in equity accounted investees	—	2,960	—	2,960
Goodwill	—	1,314	—	1,314
Purchase of property, plant and equipment	—	88,308	—	88,308
Adjusted EBITDA is reconciled to net income (loss) as follows for the years ended December 31, 2020, 2019 and 2018:

(in thousands of U.S. dollars)	Year ended December 31, 2020
	US	ROW	Corporate Expenses	Total
Net income (loss)	$(77,368)	$32,671	$(30,573)	$(75,270)
Adjustments
Interest expense (income), net	18	(18,433)	—	(18,415)
Income tax expense	323	1,024	—	1,347
Impairment loss on goodwill and intangible assets	40,000	—	—	40,000
Financing and transaction costs	40	—	—	40
Gain on revaluation of derivative liabilities	—	(129,254)	—	(129,254)
Gain on disposal of other investments	—	(4,789)	—	(4,789)
Share of loss from equity accounted investees	—	4,510	—	4,510
Loss from discontinued operations	—	650	—	650
Other loss (income)	20	1,814	—	1,834
Review costs related to restatement of 2019 interim financial statements	—	—	9,688	9,688
Share-based payments	8,714	6,647	—	15,361
Adjusted EBIT	(28,253)	(105,160)	(20,885)	(154,298)
Adjustments
Depreciation and amortization	234	6,811	—	7,045
Adjusted EBITDA	(28,019)	(98,349)	(20,885)	(147,253)

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

(in thousands of U.S. dollars)	Year ended December 31, 2019
	US	ROW	Corporate Expenses	Total
Net income (loss)	$(3,070)	$1,180,241	$(11,597)	$1,165,574
Adjustments
Interest income, net	(6)	(27,963)	—	(27,969)
Impairment loss on goodwill and intangible assets	—	—	—	—
Repurposing charges	—	7,268	—	7,268
Financing and transaction costs	117	32,091	—	32,208
Gain on revaluation of derivative liabilities	—	(1,276,819)	—	(1,276,819)
Gain on disposal of other investments	—	(16,277)	—	(16,277)
Share of loss from equity accounted investees	—	2,009	—	2,009
Loss from discontinued operations	—	363	—	363
Other loss (income)	182	(197)	(182)	(197)
Share-based payments	900	10,719	—	11,619
Adjusted EBIT	(1,877)	(88,565)	(11,779)	(102,221)
Adjustments
Depreciation and amortization	174	3,739	—	3,913
Adjusted EBITDA	$(1,703)	$(84,826)	$(11,779)	$(98,308)

(in thousands of U.S. dollars)	Year ended December 31, 2018

Net income (loss)	$(21,817)
Adjustments
Interest income, net	(81)
Loss (gain) on disposal of other investments	(164)
Share of loss (income) from equity accounted investees	723
Loss from discontinued operations	894
Share-based payments	8,151
Adjusted EBIT	(12,294)
Adjustments
Depreciation and amortization	1,937
Adjusted EBITDA	$(10,357)

Sources of net revenue were as follows:

	Year ended December 31,
	2020	2019
Cannabis flower	$27,932	$15,020
Cannabis extracts	18,254	8,702
Other	533	28
Net revenue	$46,719	$23,750
Net revenue attributed to a geographic region based on the location of the customer were as follows:

	Year ended December 31,
	2020	2019
Canada	$34,538	$20,202
United States	9,495	3,364
Other countries	2,686	184
Total	$46,719	$23,750

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
(In thousands of U.S. dollars, except for gram and share amounts)

Property, plant and equipment assets were physically located in the following geographic regions:

	As of December 31,
	2020	2019
Canada	$162,163	$139,160
United States	2,293	2,103
Other countries	23,143	18,685
Total	$187,599	$159,948
The Company sells products through a limited number of major customers. Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s annual revenues and greater than 10% of accounts receivable.
United States
During the years ended December 31, 2020 and December 31, 2019, the Company had no major customers in the U.S. segment.
As of December 31, 2020, $65 in expected credit losses has been recognized on receivables from contract with customers (December 31, 2019 – $12). Refer to Note 23(a).
Rest of World
During the year ended December 31, 2020, the Company earned a total net revenue before excise taxes of $34,295 from four major customers (December 31, 2019 – $7,597; December 31, 2018 – $2,186 from two and one major customers, respectively), accounting for 63% of the Company’s revenues (December 31, 2019 – 32%; December 31, 2018 – 17%).
As of December 31, 2020, $9 (December 31, 2019 – $124; December 31, 2018 – $nil) in expected credit losses has been recognized on receivables from contract with customers. Refer to Note 23(a).

30. Discontinued Operations and Held-for-sale Assets
During the year ended December 31, 2020, the Company advanced its plans for the sale and disposal of substantially all of the assets of OGBC. As a result, OGBC’s results of operations have been reclassified as discontinued operations in the accompanying consolidated financial statements. Accordingly, the property, plant and equipment assets of OGBC are separately reported as assets and liabilities held-for-sale as of December 31, 2020 on the consolidated balance sheet. For comparative purposes, amounts in the prior periods have been reclassified to conform to current year presentation, as disclosed below. For the year ended December 31, 2020, the Company recorded $1,860 as a loss on held-for-sale assets, including $919 as a valuation allowance loss upon reclassification of property, plant and equipment assets as held-for-sale in Q3 2020, and a further $941 impairment charge on held-for-sale assets in Q4 2020 upon surrender of the OGBC Health Canada licenses. OGBC was formerly included within the Rest of World segment.
The following table summarizes the financial information for discontinued operations as of December 31, 2020:

	Year ended December 31,
	2020	2019	2018
Consolidated statements of net income (loss) and comprehensive income (loss)
OGBC income (loss) from discontinued operations, net of income taxes	$(650)	$(363)	$(894)

	As of December 31,
	2020	2019
Consolidated balance sheets
Long-term assets classified as discontinued operations	$1,176	$3,248

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020, 2019, and 2018
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
The following table presents a reconciliation of the major classes of line items constituting reported operating loss of discontinued operations to net loss of discontinued operations for the years ended December 31, 2019 and December 31, 2018:

	Year ended December 31, 2019
	As previously disclosed	Held-for-sale adjustment	Adjusted balance
Inventory write-down	$(29,440)	$267	$(29,173)
Operating expenses	(103,620)	109	(103,511)
Other income (loss)	1,287,058	(13)	1,287,045
Net income (loss) from continuing operations	1,165,574	363	1,165,937

	Year ended December 31, 2018
	As previously disclosed	Held-for-sale adjustment	Adjusted balance
Operating expenses	$(27,554)	$896	$(26,658)
Other income (loss)	(476)	(2)	(478)
Net income (loss) from continuing operations	(21,817)	894	(20,923)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
(a)    Evaluation of disclosure controls and procedures.
Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2020 due to the material weakness described below.
(b)(i)    Management’s Report on Internal Control Over Financial Reporting.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was not effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP, due to the material weakness described below.
A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
2020 Material Weakness – Inventory Verification
Management failed to properly design and execute sufficient procedures to verify inventory quantities. Specifically, while inventory counts were performed in the fourth quarter, (i) the aggregate value of items excluded from the count exceeded the Company’s materiality threshold, and (ii) human error in count execution, data transposition and reconciliation analysis resulted in inaccurate adjustments. This deficiency did not result in errors that were quantitatively material. Nevertheless, the deficiency creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.
The effectiveness of internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, who has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020 as stated in their report which is included in the financial statements in Part II, Item 8 of this 10-K.
Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
(b)(ii)    Remediation of 2020 Material Weakness
Contributing factors included restrictions in the ability to perform physical inventory counts at third party logistics and subcontract manufacturing locations, resource turnover and the organization’s experience in processing count results within their new ERP system implemented at the beginning of the third quarter of 2020.
Management will (i) enhance their count procedures to ensure appropriate consideration and coverage of their total inventory balance, (ii) implement cycle counts as a redundant control to supplement the annual physical count, and (iii) provide training to inventory teams on count procedures and inventory management control expectations.
(c) Changes in internal control over financial reporting.
During the year, the Company implemented a new ERP system across the Canadian business. The new ERP system is a meaningful component of our internal control over financial reporting and is expected to enable us to realize efficiencies throughout our finance, supply chain and operations processes. In connection with the ERP implementation, we updated the processes and controls that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our accounting procedures and business processes.

The Company has implemented its processes and internal controls over financial reporting in the U.S. segment for the year ended December 31, 2020.
Closure of 2019 Material Weakness
As disclosed in Part II Item 9A, Controls and Procedures, in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2019 (the “2019 Annual Report”), during the fourth quarter of 2019 we identified material weaknesses in internal controls related to risk assessment, segregation of duties, and non-routine transactions.
During 2020, management implemented our previously disclosed remediation plan that included: (i) enhancement of our quarterly review of the risk assessment model and its risk control matrices, (ii) establishing a risk committee, which reviews the risk assessment for changes in the business on a quarterly basis, (iii) enhancement of our delegation of authority matrix, to further limit groups that may authorize sales or purchases of inventory, (iv) the establishment of a review process and internal database to identify entities that are both vendors and customers of the Company, in order to identify potential related transactions, (v) the implementation of revenue recognition training, (vi) the creation and implementation of a non-routine transaction policy, (vii) implementation of procedures for the preparation of business cases for all non-routine business-to-business unbranded sales and purchases, and (viii) expansion of the sub-certification processes to additional members of management to ensure that non routine transactions are identified.
During the fourth quarter of 2020, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weaknesses reported in the 2019 Annual Report have been remediated as of December 31, 2020.
The completed remediation to date is described below:

Material Weakness	Control, Control Enhancement or Mitigant	Implementation Status	Management Testing Status	Remediation Status
Risk Assessment	•Enhance quarterly review of risk assessment model and risk control matrices	Implemented	Tested	Remediated
	•Establish a risk committee which reviews the risk assessment for changes in the business on a quarterly basis	Implemented	Tested	Remediated
Segregation of Duties	•Enhance Delegation of Authority matrix to further limit groups that may authorize sales or purchases of inventory	Implemented	Tested	Remediated
	•Establish review process and internal database to identify entities that are both vendors and customers of the Company	Implemented	Tested	Remediated
	•Create and implement revenue recognition training	Implemented	Tested	Remediated
Non-Routine Transactions	•Create and implement a Non-Routine Transactions Policy to include:	Implemented	Tested	Remediated
◦Definition of Non-Routine Transactions
◦Accounting memorandum completion
◦CEO/CFO approval
	•Formalization of business cases for all non-routine business to business unbranded sales and purchases to be reviewed on a quarterly basis to ensure alignment with the objectives of the business	Implemented	Tested	Remediated
	•Expand the sub-certification process to additional members of management to ensure that non routine transactions are identified	Implemented	Tested	Remediated
In the fourth quarter of 2020, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), other than noted above.

ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2020.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as part of this Annual Report on Form 10-K, or incorporated herein by reference:
(a)(1)    Financial Statements. The following financial statements of Cronos Group Inc. are filed as part of this Annual Report on Form 10-K on the pages indicated.
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

3.1
Certificate of Continuance, Notice of Articles and Articles of Cronos Group Inc. (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed August 6, 2020).

4.1	Form of Cronos Group Inc. Common Share certificate (incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).
4.2*	Description of Capital Stock of Cronos Group Inc.
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

10.4
First Amendment to Collaboration and License Agreement, dated as of May 9, 2019 (incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).

10.5†
Cronos Group Inc. 2015 Amended and Restated Stock Option Plan, dated as of May 26, 2015 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of Cronos Group Inc., filed July 11, 2018).

10.6†
Form of Option Certificate to 2015 Amended and Restated Stock Option Plan (incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).

10.7†
First Amendment to the Cronos Group Inc. 2015 Amended and Restated Stock Option Plan, dated as of August 7, 2019 (incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).

10.8†
Cronos Group Inc. Amended and Restated 2018 Stock Option Plan, dated as of November 11, 2019 (incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).

10.9†
Cronos Group Inc. Deferred Shared Unit Plan for Non-Executive Directors, dated as of August 7, 2019 (incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).

10.10†
Employment Agreement, by and between Cronos Group Inc. (Employment Agreement, by and between Cronos Group Inc. (f/k/a PharmaCan Capital Corporation) and Michael Gorenstein, effective as of August 10, 2016 (incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).

10.11†
Description of Oral Amendment, effective as of June 2019, to Employment Agreement, by and between Cronos Group Inc. (f/k/a PharmaCan Capital Corporation) and Michael Gorenstein, effective as of August 10, 2016 (incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).

10.12†
Executive Employment Agreement, by and among Hortican Inc., Jerry Barbato and, solely for the purposes specified therein, Cronos Group Inc., effective as of April 15, 2019. (incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).

10.13†
Employment Agreement, by and between Hortican Inc. and Xiuming Shum, effective as of August 21, 2017 (incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).

10.14†
Executive Employment Agreement, by and among Hortican Inc., Xiuming Shum and, solely for the purposes specified therein, Cronos Group Inc., effective as of May 21, 2019 (incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).

10.15†
Executive Employment Agreement, by and among Redwood Wellness, LLC, Robert Rosenheck and, solely for the purposes specified therein, Cronos Group Inc., dated as of September 5, 2019 (incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).

10.16†
Restricted Share Unit Agreement, by and between Cronos Group Inc. and Robert Rosenheck, dated as of September 5, 2019 (incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).

10.17†
Executive Employment Agreement, by and between Hortican Inc. and David Hsu, effective as of June 12, 2018 (incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).

10.18†
Executive Employment Agreement, by and among Hortican Inc., David Hsu and, solely for the purposes specified therein, Cronos Group Inc., effective as of May 13, 2019 (incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).

10.19†
Executive Employment Agreement, by and among Hortican Inc., William Lawrence Hilson and, solely for the purposes specified therein, Cronos Group Inc., effective as of May 15, 2019 (incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).

10.20†
Service Agreement, by and between The Peace Naturals Project Inc. and Hillhurst Management Inc., entered into as of October 1, 2015 (incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).

10.21†	Cronos Group Inc. Employment Inducement Award Plan #1 (incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).
10.22†
Termination and Release Agreement, by and among Cronos Group Inc. and David Hsu, dated as of November 15, 2019 (incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).

10.23†
Termination and Release Agreement, by and among Cronos Group Inc. and William Lawrence Hilson, dated as of November 15, 2019 (incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).

10.24†	Form of Director and Officer Indemnity Agreement (incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).
10.25†
Separation Agreement, dated as of July 20, 2020, by and among Robert Rosenheck, Redwood Wellness, LLC and Cronos Group Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cronos Group Inc., filed July 20, 2020).

10.26†	Cronos Group Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed August 6, 2020).
10.27†
Form of Restricted Share Unit Award Agreement to Cronos Group Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed August 6, 2020).

10.28†
Form of Restricted Share Unit Award Agreement (Israel) to Cronos Group Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed August 6, 2020).

10.29†
Executive Employment Agreement, dated as of September 9, 2020, by and among Cronos USA Client Services LLC, Cronos Group Inc. and Kurt Schmidt (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cronos Group Inc., filed September 9, 2020).

10.30†
Amended and Restated Employment Agreement, dated as of September 9, 2020, by and among Cronos USA Client Services LLC, Cronos Group Inc., and Michael Gorenstein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cronos Group Inc., filed September 9, 2020).

14.1*	Cronos Group Inc. Code of Business Conduct and Ethics
21.1*	List of Subsidiaries of Cronos Group Inc.
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page hereto).
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
Kurt Schmidt President and Chief Executive Officer
Date: February 26, 2021

Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Kurt Schmidt and Jerry Barbato, severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Kurt Schmidt	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2021
Kurt Schmidt
/s/ Jerry Barbato	Chief Financial Officer (Principal Financial Officer)	February 26, 2021
Jerry Barbato
/s/ Puneet Mathur	Vice President, Controller (Principal Accounting Officer)	February 26, 2021
Puneet Mathur
/s/ Bronwen Evans	Director	February 26, 2021
Bronwen Evans
/s/ Heather Newman	Director	February 26, 2021
Heather Newman
/s/ James Rudyk	Director	February 26, 2021
James Rudyk
/s/ Jody Begley	Director	February 26, 2021
Jody Begley
/s/ Jason Adler	Director	February 26, 2021
Jason Adler
/s/ Michael Gorenstein	Director, Executive Chairman	February 26, 2021
Michael Gorenstein
/s/ Murray Garnick	Director	February 26, 2021
Murray Garnick