Form 10-Q
period 2021-03-31
Cronos Group Inc.
filed 2021-05-07
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
Form 10-Q
_______________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of May 6, 2021, there were 371,656,590 common shares of the registrant issued and outstanding.

Unless otherwise noted or the context indicates otherwise, references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to the “Company”, “Cronos Group”, “we”, “us” and “our” refer to Cronos Group Inc., its direct and indirect wholly owned subsidiaries and, if applicable, its joint ventures and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; the term “U.S. hemp” has the meaning given to term “hemp” in the U.S. Agricultural Improvement Act of 2018 (the “2018 Farm Bill”), including hemp-derived cannabidiol (“CBD”); and the term “U.S. Schedule I cannabis” means cannabis excluding U.S. hemp.
This Quarterly Report contains references to our trademarks and trade names and to trademarks and trade names belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trademarks or trade names to imply a relationship with, or endorsement or sponsorship of us or our business by, any other companies.
All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars; all references to “C$” are to Canadian dollars; all references to “A$” are to Australian dollars; and all references to “ILS” are to New Israeli Shekels.

(Exchange rates are shown as C$ per $)	As of
	March 31, 2021	March 31, 2020	December 31, 2020
Average rate	1.2665	1.3437	1.3036
Spot rate	1.2563	1.4062	1.2751

Year-to-date average rate	1.2665	1.3437	1.3411
All summaries of agreements described herein are qualified by the full text of such agreements (certain of which are filed as exhibits hereto).

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Cronos Group Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	As of March 31, 2021	As of December 31, 2020
Assets	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$1,024,450	$1,078,023
Short-term investments	214,925	211,766
Accounts receivable, net(i)	6,997	8,928
Other receivables	3,796	10,033
Current portion of loans receivable, net (ii)	6,717	7,083
Prepaids and other current assets	15,053	11,161
Inventory, net	46,437	44,002
Held-for-sale assets	1,969	1,176
Total current assets	1,320,344	1,372,172
Advances to joint ventures	487	467
Investments in equity accounted investees, net	19,221	19,235
Loan receivable, net (ii)	90,953	87,191
Property, plant and equipment, net	192,123	187,599
Right-of-use assets	8,538	9,776
Intangible assets, net	70,085	69,720
Goodwill	179,531	179,522
Total assets	$1,881,282	$1,925,682

Liabilities
Current liabilities
Accounts payable and other liabilities	$29,213	$42,102
Current portion of lease obligation	1,130	1,322
Derivative liabilities	272,300	163,410
Total current liabilities	302,643	206,834
Due to non-controlling interests	2,129	2,188
Lease obligation	8,231	8,492
Total liabilities	313,003	217,514
Commitments and contingencies(iii)

Shareholders’ equity
Share capital(iv, v)	584,912	569,260
Additional paid-in capital	32,090	34,596
Retained earnings	895,503	1,064,509
Accumulated other comprehensive income	58,144	42,999
Total equity attributable to shareholders of Cronos Group	1,570,649	1,711,364
Non-controlling interests	(2,370)	(3,196)
Total shareholders’ equity	1,568,279	1,708,168
Total liabilities and shareholders’ equity	$1,881,282	$1,925,682
(i)Net of current expected credit loss allowance on accounts receivable of $66 and $74 as of March 31, 2021 and December 31, 2020, respectively.
(ii)Net of current expected credit loss allowance on loans receivable of $3,020 and $2,439 as of March 31, 2021 and December 31, 2020, respectively.
(iii)Refer to Note 9. Commitments and Contingencies in the notes to condensed consolidated financial statements.
(iv)Authorized for issuance as of March 31, 2021: unlimited and December 31, 2020: unlimited.
(v)Shares issued as of March 31, 2021: 371,656,590 and December 31, 2020: 360,253,332.

See notes to condensed consolidated financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)
(In thousands of U.S dollars, except share and per share amounts, unaudited)	Table of Contents

	Three months ended March 31,
	2021	2020
Net revenue, before excise taxes	$14,654	$9,344
Excise taxes	(2,043)	(912)
Net revenue	12,611	8,432
Cost of sales	15,574	6,946
Inventory write-down	—	7,962
Gross profit (loss)	(2,963)	(6,476)
Operating expenses
Sales and marketing	10,254	7,112
Research and development (“R&D”)	5,102	4,590
General and administrative	21,906	23,759
Share-based payments	2,499	2,436
Depreciation and amortization	735	687
Total operating expenses	40,496	38,584
Operating loss	(43,459)	(45,060)
Other income (loss)
Interest income, net	2,329	7,751
Gain (loss) on revaluation of derivative liabilities	(116,874)	113,368
Impairment loss on property, plant and equipment and right-of-use assets	(1,741)	—
Other loss	(1,859)	(378)
Total other income (loss)	(118,145)	120,741
Income (loss) from continuing operations	(161,604)	75,681
Loss from discontinued operations	(21)	—
Net income (loss)	$(161,625)	$75,681
Net income (loss) attributable to:
Cronos Group	$(161,312)	$76,040
Non-controlling interests	(313)	(359)
	$(161,625)	$75,681
Other comprehensive income (loss)
Foreign exchange gain (loss) on translation	$16,284	$(113,692)
Total other comprehensive income (loss)	16,284	(113,692)
Comprehensive loss	$(145,341)	$(38,011)
Comprehensive income (loss) attributable to:
Cronos Group	$(146,167)	$(37,675)
Non-controlling interests	826	(336)
	$(145,341)	$(38,011)
Net income (loss) per share(i)
Basic - continuing operations	$(0.44)	$0.22
Diluted - continuing operations(ii)	(0.44)	0.20
Weighted average number of outstanding shares
Basic	363,012,740	348,817,472
Diluted(ii)	363,012,740	374,330,168
(i) For the three months ended March 31, 2021 and 2020, the Company reported a basic and diluted loss from discontinued operations of $0.00 per share and $0.00 per share and $0.00 per share and $0.00 per share, respectively. See Note 7. Earnings (Loss) per Share.
(ii) In computing diluted earnings per share, incremental common shares are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. See Note 7. Earnings (Loss) per Share.
See notes to condensed consolidated financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2021	360,253,332	$569,260	$34,596	$1,064,509	$42,999	$(3,196)	$1,708,168
Warrants exercised	7,832,859	1,161	(1,161)	—	—	—	—
Vesting of options	—	—	2,064	—	—	—	2,064
Options exercised	3,570,399	3,213	(3,203)	—	—	—	10
Vesting of restricted share units	—	—	435	—	—	—	435
Withholding taxes paid on share-based awards	—	—	(979)	(7,694)	—	—	(8,673)
Vesting of common shares issued in connection with the use of certain publicity rights in brand development	—	—	338	—	—	—	338
Top-up rights exercised	—	11,278	—	—	—	—	11,278
Net income (loss)	—	—	—	(161,312)	—	(313)	(161,625)
Foreign exchange gain (loss) on translation	—	—	—	—	15,145	1,139	16,284
Balance as of March 31, 2021	371,656,590	$584,912	$32,090	$895,503	$58,144	$(2,370)	$1,568,279

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2020	348,817,472	$561,165	$23,234	$1,137,646	$27,838	$(853)	$1,749,030
Vesting of options	—	—	1,730	—	—	—	1,730
Vesting of restricted share units	—	—	706	—	—	—	706
Vesting of common shares issued in connection with the use of certain publicity rights in brand development	—	2,000	(187)	—	—	—	1,813
Net income (loss)	—	—	—	76,040	—	(359)	75,681
Foreign exchange gain (loss) on translation	—	—	—	—	(113,715)	23	(113,692)
Balance as of March 31, 2020	348,817,472	$563,165	$25,483	$1,213,686	$(85,877)	$(1,189)	$1,715,268

See notes to condensed consolidated financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	Three months ended March 31,
	2021	2020
Operating activities
Net income (loss)	$(161,625)	$75,681
Items not affecting cash:
Inventory write-down	—	7,962
Share-based payments	2,499	2,436
Depreciation and amortization	1,880	1,162
Gain (loss) on revaluation of derivative liabilities	116,874	(113,368)
Impairment loss on property, plant and equipment and right-of-use assets	1,741	—
Expected credit losses on financial assets and non-cash charges to inventory	681	2,068
Other non-cash operating activities, net	1,749	643
Changes in non-cash working capital:
Accounts receivable, net	1,931	472
Other receivables	5,687	(1,235)
Prepaids and other current assets	(3,737)	(2,439)
Inventory, net	(1,007)	(14,319)
Accounts payable and other liabilities	(12,675)	2,039
Cash flows used in operating activities	(46,002)	(38,898)
Investing activities
Proceeds from (purchase of) short-term investments, net	—	80,333
Purchase of property, plant and equipment	(6,680)	(6,411)
Purchase of intangible assets	(392)	(1,105)
Advances on loans receivable	(2,645)	(14,512)
Other non-cash investing activities, net	—	781
Cash flows provided by (used in) investing activities	(9,717)	59,086
Financing activities
Repayment of lease obligations	(613)	(448)
Withholding taxes paid on share-based awards	(8,673)	—
Other non-cash investing activities, net	10	—
Cash flows provided by (used in) financing activities	(9,276)	(448)
Effect of foreign currency translation on cash and cash equivalents	11,422	(91,037)
Net change in cash and cash equivalents	(53,573)	(71,297)
Cash and cash equivalents, beginning of period	1,078,023	1,199,693
Cash and cash equivalents, end of period	$1,024,450	$1,128,396
Supplemental cash flow information
Interest paid	$—	$7
Interest received	1,157	7,758
Income taxes paid	624	—
See notes to condensed consolidated financial statements.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except gram and share amounts)	Table of Contents
1. Background, Basis of Presentation and Accounting Policies
(a)Background
Cronos Group Inc. (“Cronos Group” or the “Company”) is incorporated in the Province of British Columbia and under the Business Corporations Act (British Columbia) with principal executive offices at 111 Peter Street, Suite 300, Toronto, Ontario, M5V 2H1. The Company’s common shares are currently listed on the Toronto Stock Exchange (“TSX”) and Nasdaq Global Market (“Nasdaq”) under the ticker symbol “CRON.”
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
Cronos Group has established strategic joint ventures in Canada, Israel, and Colombia. Cronos Israel (as defined herein) is consolidated for financial reporting purposes. The Company also holds approximately 31% of the issued capital of Cronos Australia Limited (“Cronos Australia”) and accounts for its investment in Cronos Australia under the equity method of accounting. For additional discussion regarding the joint ventures and strategic investment, see Note 3. Investments in Equity Accounted Investees, net.
(b)Out-of-period adjustments
The Company identified an error in the accounting related to the withholding taxes on the net exercise of stock options, which resulted in an understatement of accounts payable and other liabilities of $966 and overstatements of other receivables, retained earnings and common stock of $3,202, $3,838 and $330, respectively, as of December 31, 2020. The error was deemed immaterial, and thus the Company has recorded an out-of-period adjustment to the condensed consolidated balance sheet and the condensed consolidated statement of changes in equity as of March 31, 2021 to correct the error. This error had no impact to the condensed consolidated statement of net income (loss) and comprehensive income (loss). The impact of the out-of-period adjustments are included within the changes in non-cash working capital and withholding taxes paid on share-based awards lines in the Company’s condensed consolidated statements of cash flows.
(c)Basis of presentation
The interim condensed consolidated financial statements of Cronos Group are unaudited. They have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and with applicable rules and regulations of the U.S. Securities and Exchange Commission relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any other reporting period.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Financial Statements”).
Certain prior year amounts have been reclassified to conform to the current year presentation of our condensed consolidated financial statements. These reclassifications had no effect on the reported results of operations and ending shareholder’s equity.
(d)Adoption of new accounting pronouncements
On January 1, 2021, the Company adopted ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU No. 2020-01”). ASU No. 2020-01 clarifies the interaction of accounting for the transition into and out of the equity method as well as measuring certain purchased options and forwards contracts to acquire investments. The adoption of ASU No. 2020-01 did not have an impact on the Company’s interim condensed consolidated financial statements.
On January 1, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”). ASU No. 2019-12 eliminates certain exceptions and simplifies the application of U.S. GAAP-related changes in enacted tax laws or rates and employee stock option plans. The adoption of ASU No. 2019-12 did not have an impact on the Company’s interim condensed consolidated financial statements.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except gram and share amounts)	Table of Contents
(e)New accounting pronouncements not yet adopted
In August 2020, the FASB issued ASU 2020-06, Debt –Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging –Contracts in Entity’s Own Equity (Subtopic 815–40) (“ASU No. 2020-06”). ASU No. 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU No. 2020-06 is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. ASU No. 2020-06 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU No. 2020-06 will have on its interim condensed consolidated financial statements.

2. Inventory, net
Inventory, net is comprised of the following items:

	As of March 31, 2021	As of December 31, 2020
Raw materials, net	$11,182	$11,489
Work-in-progress – dry cannabis, net	21,590	20,520
Work-in-progress – cannabis extracts, net	5,036	5,758
Finished goods – dry cannabis, net	5,677	4,894
Finished goods – cannabis extracts, net	2,141	1,011
Supplies and consumables	811	330
Total	$46,437	$44,002
Inventory is written down for any obsolescence such as slow-moving or non-marketable products, or when the net realizable value of inventory is less than the carrying value. For the three months ended March 31, 2021 and 2020, the Company recorded write-downs related to inventory of $nil and $7,962, respectively.

3. Investments in Equity Accounted Investees, net
The Company holds variable interests in Cronos Growing Company Inc. (“Cronos GrowCo”), Natuera S.à.r.l (“Natuera”), MedMen Canada Inc. (“MedMen Canada”) and Cannasoul Lab Services Ltd. (“CLS”).
Cronos GrowCo is a joint venture incorporated under the Canada Business Corporations Act (“CBCA”) on June 14, 2018 with the objective of cultivating and commercializing cannabis and cannabis products. Cronos Group holds variable interests in Cronos GrowCo through its ownership of 50% of Cronos GrowCo’s common shares and senior secured debt. Cronos GrowCo’s economic performance is driven by the quantity and strains of cannabis grown. The joint venture partners mutually determine the quantity and strains of cannabis grown.
MedMen Canada is a joint venture incorporated under the CBCA on March 13, 2018, with the objective of the retail sale and marketing of cannabis products in Canada. MedMen Canada holds the exclusive license to the MedMen brand in Canada for a minimum term of 20 years. Cronos holds variable interests in MedMen Canada through its ownership of 50% of MedMen Canada’s common shares and other subordinated debt. MedMen Canada’s economic performance is driven by the quantity and strains of cannabis sold. Subject to applicable law, the joint venture partners mutually determine the quantity and strains of cannabis to be sold in MedMen Canada’s retail stores, if and when stores are opened.
Natuera is a joint venture registered in Luxembourg with the objective of cultivating and commercializing hemp and cannabis products. Cronos holds variable interests in Natuera through its ownership of 50% of Natuera’s common shares and other debt. Natuera’s economic performance is driven by the quantity and strains of cannabis grown, which is mutually determined by the joint venture partners.
The Company’s investments in Cronos GrowCo, Natuera and MedMen Canada are exposed to economic variability from each entity’s performance; however, the Company does not consolidate the entities as it does not have the power to direct the activities that most significantly impact each entity’s economic performance. Thus, Cronos Group is not considered the primary beneficiary of each entity. These investments are accounted for as equity method investments classified as “Investments in equity accounted investees, net” in the consolidated balance sheets.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except gram and share amounts)	Table of Contents
CLS is a wholly owned subsidiary of Cannasoul Analytics Ltd., incorporated with the purpose of establishing a commercial cannabis analytical testing laboratory located on the premises of Cronos Israel (the “Cannasoul Collaboration”). Cronos Israel agreed to advance up to ILS 8,297 ($2,483) by a non-recourse loan to CLS over a period of two years from April 1, 2020 for the capital and operating expenditures of the laboratory. The loan bears interest at 3.5% annually. Cronos Israel will receive 70% of the profits of the laboratory until such time as it has recovered 150% of the amounts advanced to CLS, after which time it will receive 50% of the laboratory profits. As a result, the Company is exposed to economic variability from CLS’s performance. The Company does not consolidate CLS as it does not have the power to direct the activities that most significantly impact the entity’s economic performance; thus, the Company is not considered the primary beneficiary of the entity. The carrying amount of the non-recourse loan is recorded under loans receivable and the full loan amount, ILS 8,297, represents the Company’s maximum potential exposure to losses through the Cannasoul Collaboration. See Note 4. Loans Receivable, net for further information regarding loans receivable.
A reconciliation of the carrying amount of the investments in associates and joint ventures is as follows:

	Ownership interest	As of March 31, 2021	As of December 31, 2020
Cronos Australia	31%	$—	$—
Cronos GrowCo	50%	$19,221	$19,235
Natuera	50%	—	—
		$19,221	$19,235

The Company’s share of net earnings (losses) from equity investments accounted for under the equity method of accounting:

	For the three months ended March 31,
	2021	2020
Cronos GrowCo	$(299)	$(311)
Natuera(i)	(1,344)	(861)
	$(1,643)	$(1,172)
(i)    The Company’s share of accumulated net losses in excess of its equity investment in Natuera has been applied as a loss allowance on the loan receivable. See Note 4. Loans Receivable, net.
The Company determined that the maximum exposure of loss on investments in non-consolidated investments is limited to the Company’s initial investment, advances and/or loans for each variable interest entity. The following is a summary of the maximum exposure to loss as of March 31, 2021 and December 31, 2020:

	Ownership interest	As of March 31, 2021	As of December 31, 2020
Cronos Australia	31%	$1,553	$1,530
Cronos GrowCo	50%	21,433	21,125
MedMen Canada	50%	487	467
Natuera	50%	8,160	8,154
Total		$31,633	$31,276

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except gram and share amounts)	Table of Contents
4. Loans Receivable, net

	As of March 31, 2021	As of December 31, 2020
Natuera Series A loan(i)	$2,013	$3,518
GrowCo Facility(ii)	796	3,137
Add: Accrued interest	3,908	428
Total current portion of loans receivable	6,717	7,083
GrowCo Facility(ii)	76,043	69,939
Mucci promissory note(iii)	13,654	13,324
Cannasoul collaboration loan(iv)	1,215	1,261
Add: Accrued interest	41	2,667
Total long-term portion of loans receivable	90,953	87,191
Total loans receivable, net	$97,670	$94,274
(i)As of March 31, 2021 and December 31, 2020, a current expected credit loss allowance of $1,151 and $685, respectively, was recorded against the master loan agreement entered into with Natuera on September 27, 2019 (the “Series A loan”). As of March 31, 2021 and December 31, 2020, a loss allowance of $4,582 and $3,024, respectively, was recorded against the Series A Loan related to the Company’s share of net loss from Natuera in excess of the carrying value of the equity method investment. Refer to Note 3 and Note 14.
(ii)As of March 31, 2021 and December 31, 2020, Cronos GrowCo had drawn C$98,500 ($78,405) and C$95,150 ($74,626), respectively, from a credit agreement it entered into with the Company in August 2019 (the “GrowCo Facility”). As of March 31, 2021 and December 31, 2020, a current expected credit loss allowance of $1,569 and $1,470, respectively, was recorded against the GrowCo Facility.
(iii)As of March 31, 2021 and December 31, 2020, a current expected credit loss allowance of $274 and $259, respectively, was recorded against the Mucci promissory note.
(iv)As of March 31, 2021 and December 31, 2020 CLS has received ILS 4,149 (approximately $1,241) from a non-recourse loan. As of March 31, 2021 and December 31, 2020 a current expected credit loss allowance of $26 and $25, respectively, was recorded against the Cannasoul collaboration loan.
5. Derivative Liabilities
On March 8, 2019, the Company closed the previously announced investment in the Company (the “Altria Investment”) by Altria Group, Inc. (“Altria”), pursuant to a subscription agreement dated December 7, 2018. As of the closing date of the Altria Investment, the Altria Investment consisted of 149,831,154 common shares of the Company and one warrant of the Company (the “Altria Warrant”), all of which were issued to a wholly owned subsidiary of Altria. As of the closing date of the Altria Investment, Altria beneficially held an approximately 45% ownership interest in the Company (calculated on a non-diluted basis). As summarized in this note, if exercised in full on such date, the exercise of the Altria Warrant would have resulted in Altria holding a total ownership interest in the Company of approximately 55% (calculated on a non-diluted basis). Pursuant to the investor rights agreement between the Company and Altria, entered into in connection with the closing of the Altria Investment (the “Investor Rights Agreement”), the Company granted Altria certain rights, among others, summarized in this note.
The summaries below are qualified entirely by the terms and conditions fully set out in the Investor Rights Agreement and the Altria Warrant, as applicable.
a.The Altria Warrant entitles the holder, subject to certain qualifications and limitations, to subscribe for and purchase up to an additional 10% of the common shares of Cronos (approximately 82.6 million common shares at March 31, 2021) at a per share exercise price of C$19.00, which expires on March 8, 2023.
b.The Company granted to Altria, subject to certain qualifications and limitations, upon the occurrence of certain issuances of common shares of the Company executed by the Company (including issuances pursuant to the R&D partnership with Ginkgo Bioworks Inc. (“Ginkgo”) (the “Ginkgo Strategic Partnership”)), the right to purchase up to such number of common shares of the Company in order to maintain their ownership percentage of issued and outstanding common shares of the Company immediately preceding any issuance of shares by the Company (“Pre-emptive Rights”), at the same price per common share of the Company at which the common shares are sold in the relevant issuance. The price per common share of the Company to be paid by Altria pursuant to its exercise of its Pre-emptive Rights related to the Ginkgo Strategic Partnership will be C$16.25 per common share. These rights may not be exercised if Altria’s ownership percentage of the issued and outstanding shares of the Company falls below 20%.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except gram and share amounts)	Table of Contents
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
The price per common share to be paid by Altria pursuant to the exercise of its Top-up Rights will be, subject to certain limited exceptions, the 10-day volume-weighted average price of the common shares of the Company on the TSX for the ten full days preceding such exercise by Altria, provided that the price per common share of the Company to be paid by Altria pursuant to the exercise of its Top-up Rights in connection with the issuance of common shares of the Company pursuant to the exercise of options or warrants that were outstanding as of March 8, 2019 will be C$16.25 per common share without any set off, counterclaim, deduction, or withholding. These rights may not be exercised if Altria’s ownership percentage of the issued and outstanding shares of the Company falls below 20%. The Altria Warrant, Pre-emptive Rights, and fixed price Top-up Rights have been classified as derivative liabilities.
A reconciliation of the carrying amounts of the derivative liability for the three months ended March 31, 2021 and 2020:

	As of January 1, 2021	Revaluation (gain)/loss	Exercise of rights	Foreign exchange effect	As of March 31, 2021
(a) Altria Warrant	$138,858	$92,964	$—	$2,834	$234,656
(b) Pre-emptive Rights	12,095	7,833	—	245	20,173
(c) Top-up Rights	12,457	16,077	(11,278)	215	17,471
	$163,410	$116,874	$(11,278)	$3,294	$272,300

	As of January 1, 2020	Revaluation (gain)/loss	Exercise of rights	Foreign exchange effect	As of March 31, 2020
(a) Altria Warrant	$234,428	$(88,104)	$—	$(13,958)	$132,366
(b) Pre-emptive Rights	12,787	1,315	—	(1,032)	13,070
(c) Top-up Rights	49,945	(26,579)	—	(2,626)	20,740
	$297,160	$(113,368)	$—	$(17,616)	$166,176

Fluctuations in the Company’s share price are a primary driver for the changes in the derivative valuations during each reporting period. As the share price decreases for each of the related derivative instruments, the liability of the instrument generally decreases. Share price is one of the significant observable inputs used in the fair value measurement of each of the Company’s derivative instruments. During the three months ended March 31, 2021, the Company’s share price increased from December 31, 2020 resulting in a loss on revaluation of $116,874. During the three months ended March 31, 2020, the Company’s share price decreased from December 31, 2019 resulting in a gain on revaluation of $113,368.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except gram and share amounts)	Table of Contents
The fair values of the derivative liabilities were determined using the Black-Scholes pricing model as of March 31, 2021 and December 31, 2020 applying the following inputs:

	As of March 31, 2021			As of December 31, 2020
	Altria Warrant	Pre-emptive Rights	Top-up Rights	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price at valuation date (i)	$11.88	$11.88	$11.88	$8.84	$8.84	$8.84
Subscription price (i)	$19.00	$16.25	$16.25	$19.00	$16.25	$16.25
Weighted average risk-free interest rate (ii)	0.22%	0.17%	0.14%	0.21%	0.17%	0.13%
Weighted average expected life (iii)	1.93	1.25	0.72	2.18	1.50	0.98
Expected annualized volatility (iv)	82%	82%	82%	81%	81%	81%
Expected dividend yield	—%	—%	—%	—%	—%	—%
(i)Per share in C$.
(ii)The risk-free interest rate was based on Bank of Canada government treasury bills and bonds with a remaining term equal to the expected life of the derivative liabilities. As of March 31, 2021 and December 31, 2020, the risk-free interest rate uses a range of approximately 0.09% to 0.86% and 0.10% to 0.39%, respectively, for the Pre-emptive Rights and Top-up Rights.
(iii)The expected life represents the period of time, in years, that the derivative liabilities are expected to be outstanding. The expected life of the Pre-emptive Rights and Top-up Rights is determined based on the expected term of the underlying options, warrants, and shares, to which the Pre-emptive Rights and Top-up Rights are linked. As of March 31, 2021 and December 31, 2020, the expected life uses a range of approximately 0.25 year to 4.50 years and 0.50 year to 5.00 years, respectively.
(iv)Volatility was based on an equally weighted blended historical and implied volatility level of the underlying equity securities of the Company as of March 31, 2021. As of December 31, 2020, volatility was based on the blended historical volatility levels of the Company and peer companies.
The following table quantifies each of the significant inputs described above and provides a sensitivity analysis of the impact on the reported values of the derivative liabilities. The sensitivity analysis for each significant input is performed by assuming a 10% decrease in the input while other significant inputs remain constant at management’s best estimate as of the respective dates. While a decrease in the inputs noted below would cause a decrease in the carrying value of the derivative liability, there would also be an equal but opposite impact on net income (loss) as of March 31, 2021.

	Increase as of March 31, 2021
	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price	$42,479	$4,133	$4,376
Weighted average expected life	18,051	3,039	683
Expected annualized volatility	35,099	2,865	2,785
These inputs are classified in Level 3 on the fair value hierarchy and are subject to volatility and several factors outside of the Company’s control, which could significantly affect the fair value of these derivative liabilities in future periods.

6. Share-based Payments
(a)Share-based award plans
The Company has granted stock options, restricted share units (“RSUs”) and deferred share units (“DSUs”) to employees and non-employee directors under the Stock Option Plan dated May 26, 2015 (the “2015 Stock Option Plan”), the 2018 Stock Option Plan dated June 28, 2018 (the “2018 Stock Option Plan” and, together with the 2015 Stock Option Plan, the “Prior Option Plans”), the 2020 Omnibus Equity Incentive Plan dated March 29, 2020 (the “2020 Omnibus Plan”) and the DSU plan dated August 10, 2019 (the “DSU Plan”). The Company can no longer make grants under the Prior Option Plans.
The following table summarizes the total stock-based compensation expense associated with the Company’s stock options and RSUs for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
	2021	2020
Vesting of stock options	$2,064	$1,730
Vesting of RSUs	435	706
Total share-based payments	$2,499	$2,436

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except gram and share amounts)	Table of Contents
(b)Stock options
Vesting conditions for grants of options are determined by the Compensation Committee of the Company’s Board of Directors. The typical vesting for stock option grants made under the 2020 Omnibus Plan is annual vesting over three to five years with a maximum term of ten years. The typical vesting for stock option grants made under the Prior Option Plans is quarterly vesting over three to five years with a maximum term of seven years. The Prior Option Plans did not and the 2020 Omnibus Plan does not authorize grants of options with an exercise price below fair market value.
The following is a summary of the changes during the three months ended March 31, 2021 and 2020:

	Weighted average exercise price (C$) (i)	Number of options	Weighted average remaining contractual term (years)
Balance as of January 1, 2021	$5.40	13,755,148	2.30
Exercise of options	2.13	(5,230,550)
Cancellation, forfeiture and expiry of options	14.71	(25,771)
Balance as of March 31, 2021	$7.38	8,498,827	2.82
Exercisable as of March 31, 2021	$5.75	4,896,820	1.46
(i)The weighted average exercise price reflects the conversion of foreign currency-denominated stock options translated into C$ using the average foreign exchange rate as of the date of issuance.

	Weighted average exercise price (C$)	Number of options	Weighted average remaining contractual term (years)
Balance as of January 1, 2020	$4.84	14,149,502	2.56
Cancellation, forfeiture and expiry of options	17.17	(42,889)
Balance as of March 31, 2020	$4.80	14,106,613	2.06
Exercisable as of March 31, 2020	$3.11	9,783,544	1.66
The following table summarizes stock options outstanding for the 2020 Omnibus Plan, the 2018 Stock Option Plan, and the 2015 Stock Option Plan:

	Stock options outstanding as of
	March 31, 2021	December 31, 2020
2020 Omnibus Plan	2,000,000	2,000,000
2018 Stock Option Plan	1,591,944	1,627,715
2015 Stock Option Plan	4,906,883	10,127,433
Total stock options outstanding	8,498,827	13,755,148
(c)Restricted share units
The following is a summary of the changes in RSUs for the three months ended March 31, 2021 and 2020:

	Number of RSUs (i)	Weighted average grant date fair value (C$) (ii)
Balance as of January 1, 2021	948,357	$7.66
Granted(i)	265,904	13.27
Balance as of March 31, 2021	1,214,261	$8.89
(i)RSUs issued in the period vest annually in equal installments over a three-year period following the grant date, subject to such holder’s continued employment through each vesting date. The vesting of such RSUs is not subject to the achievement of any performance criteria.
(ii)The weighted average exercise price reflects the conversion of foreign currency-denominated RSUs translated into C$ using the foreign exchange rate as of the date of issuance.

	Number of RSUs	Weighted average grant date fair value (C$)
Balance as of January 1, 2020 and March 31, 2020	732,972	$15.34
All RSUs outstanding as of March 31, 2021 and December 31, 2020 were granted under the 2020 Omnibus Plan.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except gram and share amounts)	Table of Contents
(d)Deferred share units
The following is a summary of the changes in DSUs during the three months ended March 31, 2021 and 2020:

	Number of DSUs	Financial liability
Balance as of January 1, 2021	83,293	$577
Loss (gain) on revaluation	—	211
Balance as of March 31, 2021	83,293	$788

	Number of DSUs	Financial liability
Balance as of January 1, 2020	33,937	$255
Loss (gain) on revaluation	—	(50)
Balance as of March 31, 2020	33,937	$205
All DSUs outstanding as of March 31, 2021 and December 31, 2020 were granted under the DSU Plan.
(e)Warrants
The following is a summary of the changes in warrants during the three months ended March 31, 2021 and 2020:

	Weighted average exercise price (C$)	Number of warrants
Balance as of January 1, 2021	$0.25	7,987,349
Exercise of warrants	0.25	(7,977,349)
Balance as of March 31, 2021(i)	$0.25	10,000
(i)The outstanding warrants were granted in the second quarter of 2016 and expire on May 27, 2021.

	Weighted average exercise price (C$)	Number of warrants
Balance as of January 1, 2020 and March 31, 2020	$0.26	18,066,662

See Note 5. Derivative Liabilities for further description on the Altria Warrant.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except gram and share amounts)	Table of Contents
7. Earnings (Loss) per Share
Basic and diluted earnings (loss) per share from continuing operations are calculated using the following numerators and denominators:

	For the three months ended March 31,
	2021	2020
Basic earnings per share computation
Net income (loss) attributable to common shareholders of Cronos Group	$(161,312)	$76,040
Weighted average number of common shares outstanding	363,012,740	348,817,472
Basic earnings per share(i)	$(0.44)	$0.22
Diluted earnings per share computation
Net income (loss) used in the computation of basic earnings per share	$(161,312)	$76,040
Adjustment for gain (loss) on revaluation of derivative liabilities	—	—
Net income (loss) used in the computation of diluted income per share	$(161,312)	$76,040

Weighted average number of common shares outstanding used in the computation of basic earnings per share	363,012,740	348,817,472
Dilutive effect of warrants	—	17,550,444
Dilutive effect of stock options	—	7,962,252
Weighted average number of common shares for computation of diluted income (loss) per share	363,012,740	374,330,168
Diluted earnings per share(i)	$(0.44)	$0.20
(i)Basic and dilutive earnings per share from discontinued operations were $0.00 and $0.00 for the three months ended March 31, 2021 and 2020, respectively.
(ii)In computing diluted earnings per share, incremental common shares are not considered in periods in which a net loss is reported as the inclusion of the common share equivalents would be anti-dilutive.
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because conditions for contingently issuable shares were not satisfied at the end of the reporting periods.

	Three months ended March 31,
	2021	2020
Ginkgo equity milestones	14,674,904	14,674,904
Pre-emptive Rights	11,285,001	12,006,740
Top-up Rights – fixed price	11,113,451	25,111,456
Top-up Rights – market price	2,623,082	1,941,349
Altria Warrant	82,590,353	77,514,993
Stock options	8,522,086	2,240,456
Warrants	5,563,176	—
Restricted share units	572,970	732,972
Total anti-dilutive securities	136,945,023	134,222,870

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except gram and share amounts)	Table of Contents
8. Segment Information
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
Segment data was as follows for the three months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021
	United States	Rest of World	Corporate expenses	Total
Net revenue
Cannabis flower	$—	$9,434	$—	$9,434
Cannabis extracts	2,441	703	—	3,144
Other	—	33	—	33
Net revenue	$2,441	$10,170	$—	$12,611

Share of loss from investments in equity accounted investees	$—	$1,643	$—	$1,643

Interest income	3	2,332	—	2,335
Interest expense	—	(6)	—	(6)
Interest income, net	$3	$2,326	$—	$2,329

Depreciation and amortization	$71	$664	$—	$735
Impairment loss on property, plant and equipment and right-of-use assets	1,741	—	—	1,741
Loss from discontinued operations	—	21	—	21
Adjusted EBITDA	(9,510)	(22,184)	(5,381)	(37,075)

Total assets	252,449	394,442	1,234,391	1,881,282
Investments in equity accounted investees	—	19,221	—	19,221
Goodwill	178,416	1,115	—	179,531
Purchase of property, plant and equipment, net	80	6,600	—	6,680

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except gram and share amounts)	Table of Contents

	Three months ended March 31, 2020
	United States	Rest of World	Corporate expenses	Total
Net revenue
Cannabis flower	$—	$2,741	$—	$2,741
Cannabis extracts	2,176	3,400	—	5,576
Other	—	115	—	115
Net revenue	$2,176	$6,256	$—	$8,432

Share of loss from investments in equity accounted investees	$—	$1,172	$—	$1,172

Interest income	7	7,751	—	7,758
Interest expense	—	(7)	—	(7)
Interest income, net	$7	$7,744	$—	$7,751

Depreciation and amortization	33	654	—	687
Adjusted EBITDA	$(5,782)	$(29,010)	$(2,263)	$(37,055)
Adjusted EBITDA is reconciled to net income (loss) as follows for the three months ended March 31, 2021 and 2020:

(In thousands of U.S. dollars)	Three months ended March 31, 2021
	US	ROW	Corporate Expenses	Total
Net income (loss)	$(12,092)	$(142,147)	$(7,386)	$(161,625)
Adjustments
Interest income, net	(3)	(2,326)	—	(2,329)
Impairment loss on property, plant and equipment and right-of-use assets	1,741	—	—	1,741
Loss on revaluation of derivative liabilities	—	116,874	—	116,874
Other loss	—	1,859	—	1,859
Loss from discontinued operations	—	21	—	21
Share-based payments	745	1,754	—	2,499
Review costs related to restatement of 2019 interim financial statements	—	—	2,005	2,005
Adjusted EBIT	(9,609)	(23,965)	(5,381)	(38,955)
Adjustments
Depreciation and amortization	99	1,781	—	1,880
Adjusted EBITDA	$(9,510)	$(22,184)	$(5,381)	$(37,075)

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except gram and share amounts)	Table of Contents

(In thousands of U.S. dollars)	Three months ended March 31, 2020
	US	ROW	Corporate Expenses	Total
Net income (loss)	$(6,516)	$88,867	$(6,670)	$75,681
Adjustments
Interest income, net	(7)	(7,744)	—	(7,751)
Gain on revaluation of derivative liabilities	—	(113,368)	—	(113,368)
Other loss	—	378	—	378
Share-based payments	706	1,730	—	2,436
Review costs related to restatement of 2019 interim financial statements	—	—	4,407	4,407
Adjusted EBIT	(5,817)	(30,137)	(2,263)	(38,217)
Adjustments
Depreciation and amortization	35	1,127	—	1,162
Adjusted EBITDA	$(5,782)	$(29,010)	$(2,263)	$(37,055)
Sources of net revenue for the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31,
	2021	2020
Cannabis flower	$9,434	$2,741
Cannabis extracts	3,144	5,576
Other	33	115
Net revenue	$12,611	$8,432
Net revenue attributed to a geographic region based on the location of the customer were as follows:

	Three months ended March 31,
	2021	2020
Canada	$7,582	$6,091
Israel	2,518	—
United States	2,441	2,176
Other countries	70	165
Net revenue	$12,611	$8,432
Property, plant and equipment assets were physically located in the following geographic regions:

	As of March 31, 2021	As of December 31, 2020
Canada	$167,363	$162,163
Israel	23,480	23,143
United States	1,280	2,293
Total	$192,123	$187,599
The Company sells products through a limited number of major customers. Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s revenues and greater than 10% of accounts receivable.
United States
During the three months ended March 31, 2021 and 2020, the U.S. segment had no major customers.
As of March 31, 2021 and December 31, 2020, the Company had $36 and $65, respectively, in expected credit losses that have been recognized on receivables from contracts with customers.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except gram and share amounts)	Table of Contents
Rest of World
During the three months ended March 31, 2021, the Rest of World segment earned a total net revenue before excise taxes of $8,963 from four major customers, Société Québécoise du Cannabis, Novolog Group, Alberta Gaming, Liquor and Cannabis Commission and Ontario Cannabis Retail Corporation, accounting for 18%, 17%, 13% and 13%, respectively, of the Company’s total net revenue before excise taxes.

During the three months ended March 31, 2020, the Rest of World segment earned a total net revenue before excise taxes of $4,121 from 3 major customers, together accounting for 49% of the Company’s total net revenues before excise taxes.
As of March 31, 2021 and December 31, 2020, the Company had $30 and $9, respectively, in expected credit losses that have been recognized on receivables from contracts with customers.
The loss from discontinued operations from the Rest of World segment for the three months ended March 31, 2021 and 2020 was $21 and $nil, respectively.

9. Commitments and Contingencies
(a)Commitments
There has been no material change in the information regarding commitments as disclosed in the Company’s Annual Financial Statements.
(b)Contingencies
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
(i)Class action complaints relating to restatement
On March 11 and 12, 2020, two alleged shareholders of the Company separately filed two putative class action complaints in the U.S. District Court for the Eastern District of New York against the Company and its former Chief Executive Officer (now Executive Chairman) and Chief Financial Officer. The court has consolidated the cases, and the consolidated amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The consolidated amended complaint generally alleges that certain of the Company’s prior public statements about revenues and internal controls were incorrect based on the Company’s disclosures relating to the Audit Committee of the Board of Directors’ review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel. The consolidated amended complaint does not quantify a damage request. Defendants moved to dismiss on February 8, 2021.
On June 3, 2020, an alleged shareholder filed a Statement of Claim, as amended on August 12, 2020, in the Ontario Superior Court of Justice in Toronto, Ontario, Canada, seeking, among other things, an order certifying the action as a class action on behalf of a putative class of shareholders and damages of an unspecified amount. The Amended Statement of Claim names the Company, its former Chief Executive Officer (now Executive Chairman), Chief Financial Officer, former Chief Financial Officer and Chief Commercial Officer, and current and former members of the Board of Directors as defendants and alleges breaches of the Ontario Securities Act, oppression under the Ontario Business Corporations Act and common law misrepresentation. The Amended Statement of Claim generally alleges that certain of the Company’s prior public statements about revenues and internal controls were misrepresentations based on the Company’s March 2, 2020 disclosure that the Audit Committee of the Board of Directors was conducting a review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel, and the Company’s subsequent restatement. The Amended Statement of Claim does not quantify a damage request.
(ii)Regulatory reviews relating to restatement
The Company has been responding to requests for information from various regulatory authorities relating to its previously disclosed restatement of its financial statements for the first three quarters of 2019. The Company is responding to all such requests for information and cooperating with all regulatory authorities. The Company cannot predict the outcome of any such regulatory review or investigation and it is possible that additional investigations or one or more formal proceedings may be commenced against the Company and its current and former officers and directors in connection with these regulatory reviews and investigations.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except gram and share amounts)	Table of Contents
(iii)Litigation relating to marketing, distribution and sale of products
On June 16, 2020, an alleged consumer filed a Statement of Claim on behalf of a class in the Court of Queen’s Bench of Alberta in Alberta, Canada, against the Company and other Canadian cannabis manufacturers and/or distributors. On December 4, 2020, a Third Amended Statement of Claim was filed, which added a second alleged consumer. The Third Amended Statement of Claim alleges claims related to the defendants’ advertised content of cannabinoids in cannabis products for medicinal use on or after June 16, 2010 and cannabis products for adult use on or after October 17, 2018. The Third Amended Statement of Claim seeks a total of C$500 million for breach of contract, compensatory damages, and unjust enrichment or such other amount as may be proven in trial and C$5 million in punitive damages against each defendant, including the Company. The Third Amended Statement of Claim also seeks interest and costs associated with the action. The Company has not responded to the Third Amended Statement of Claim.
A number of claims, including purported class actions, have been brought in the U.S. against companies engaged in the U.S. hemp business alleging, among other things, violations of state consumer protection, health and advertising laws. On April 8, 2020, a putative class action complaint was filed in the U.S. District Court for the Central District of California against Redwood Holding Group, LLC (“Redwood”), alleging violations of California’s Unfair Competition Law, False Advertising Law, Consumers Legal Remedies Act, and breaches of the California Commercial Code for breach of express warranties and implied warranty of merchantability with respect to Redwood’s marketing and sale of U.S. hemp products. The complaint did not quantify a damage request. On April 10, 2020, the class action complaint was dismissed for certain pleading deficiencies and the plaintiff was granted leave until April 24, 2020 to amend the complaint to establish federal subject matter jurisdiction. On April 28, 2020, the action was dismissed without prejudice for failure to prosecute and for failure to comply with a court order. As of the date of this Quarterly Report, the plaintiff has not refiled the complaint. The Company expects litigation and regulatory proceedings relating to the marketing, distribution and sale of its products to increase.

10. Financial Instruments
(a)Fair Value Measurement
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
The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,024,450	$—	$—	$1,024,450
Short-term investments	214,925	—	—	214,925
Derivative liabilities	—	—	272,300	272,300

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,078,023	$—	$—	$1,078,023
Short-term investments	211,766	—	—	211,766
Derivative liabilities	—	—	163,410	163,410
There were no transfers between categories during the periods presented.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except gram and share amounts)	Table of Contents
(b)Financial Risks
The Company’s activities expose it to a variety of financial risks, including credit risk, market risk, interest rate risk, liquidity risk, and foreign currency rate risk.
(i)Credit risk
Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk from its operating activities, primarily accounts receivable and other receivables, and its investing activities, including cash held with banks and financial institutions, short-term investments, loan receivable, and advances to joint ventures. The Company’s maximum exposure to this risk is equal to the carrying amount of these financial assets, which amounted to $1,348,325 and $1,403,491 as of March 31, 2021 and December 31, 2020, respectively.
(a)Cash and cash equivalents, short-term investments, and other receivables
The Company held cash and cash equivalents of $1,024,450 and $1,078,023 as of March 31, 2021 and December 31, 2020, respectively. The short-term investments and related interest receivable of $214,925 and $211,766, as of March 31, 2021 and December 31, 2020 respectively, represents short-term investments with a maturity of less than a year and accrued interest as of period end. The cash and cash equivalents and short-term investments, including guaranteed investment certificates and bankers’ acceptances, are held with central banks and financial institutions that are highly rated. In addition to interest receivable, other receivables include sales taxes receivable from the government. As such, the Company has assessed an insignificant loss allowance on these financial instruments.
(b)Accounts receivable
An impairment analysis is performed at each reporting date using a provision matrix to measure expected credit losses. The provision rates are based on the days past due for groupings of various customer segments with similar loss patterns. The calculation reflects the probability-weighted outcome, the time value of money and reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Accounts receivable are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, among others, the failure of a debtor to engage in a repayment plan and a failure to make contractual payments for a period of greater than 120 days past due. As of March 31, 2021 and December 31, 2020, the Company recorded a current expected credit loss allowance of $66 and $74, respectively. As of March 31, 2021, the Company has assessed that there is a concentration of credit risk, as 63% of the Company’s accounts receivable were due from three customers with an established credit history with the Company. As of December 31, 2020, 78% of the Company’s accounts receivable were due from four customers with an established credit history with the Company.
(ii)Market risk
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
(iii)Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those which possess a short-term to maturity. A 10% change in the interest rate in effect on March 31, 2021 and December 31, 2020 would not have a material effect on (i) fair value of the cash equivalents and short-term investments as the majority of the portfolio has a maturity date of three months or less or (ii) interest income. Management continues to monitor external interest rates and revise the Company’s investment strategy as a result.
During the three months ended March 31, 2021 and 2020, the Company had net interest income of $2,329 and $7,751, respectively.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except gram and share amounts)	Table of Contents
(iv)Liquidity risk
Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due and arises principally from the Company’s accounts payable and other liabilities. The Company’s policy is to review liquidity resources and ensure that sufficient funds are available to meet financial obligations as they become due. Further, the Company’s management is responsible for ensuring funds exist and are readily accessible to support business opportunities as they arise. The Company’s funding was primarily provided in the form of capital raised through the issuance of common shares and warrants. As of March 31, 2021, the Company had assessed a concentration risk of vendors as 26% of accounts payables were due to two vendors. As of December 31, 2020, the Company had assessed a concentration risk of vendors as 64% due to four vendors.
(v)Foreign currency risk
Currency rate risk is the risk that the fair value of, or future cash flows from, the Company’s financial instruments will significantly fluctuate due to changes in foreign exchange rates. The Company is exposed to this risk on investments in equity investees denominated in dollars, A$ and C$, and other assets and liabilities denominated in A$ and C$. The Company is further exposed to this risk through subsidiaries operating in Israel and the U.S. as the Company’s functional currency is in Canadian dollars. The Company does not currently use foreign exchange contracts to hedge its exposure to currency rate risk. As such, the Company’s financial position and financial results may be adversely affected by the unfavorable fluctuations in currency exchange rates.
During the three months ended March 31, 2021 and 2020, the Company had foreign currency gain (loss) on translation of $16,284 and $(113,692), respectively. A 10% change in the exchange rates for the U.S. dollar would affect the carrying value of net assets by approximately $156,828 and $170,817 as of March 31, 2021 and December 31, 2020, respectively.

11. Held-For-Sale Assets and Discontinued Operations
During the year ended December 31, 2020, the Company advanced its plans for the sale and disposal of substantially all of the assets of Original B.C. Ltd. (“OGBC”) and as a result, OGBC’s results of operations were reclassified as discontinued operations in the accompanying condensed consolidated financial statements. As of March 31, 2021, the assets and liabilities of OGBC continue to meet the definition of discontinued operations and are included as “held-for-sale” assets on the condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020, and loss from discontinued operations on the condensed consolidated statements of net income and comprehensive income for the three months ended March 31, 2021 and 2020.
During the three months ended March 31, 2021, the Company advanced its plans for the sale of land and office premises (approximately 80,173 combined square feet) located in Winnipeg, Manitoba, Canada and accounted for in the Rest of World segment. The sale is expected to be made within the next twelve months and the criteria for the land and office premises to be classified as “held-for-sale” were met during the three months ended March 31, 2021. As a result, the assets are classified as “held-for-sale” assets as of March 31, 2021.
The following table summarizes the financial information for discontinued operations:

	Three months ended March 31,
	2021	2020
Loss from discontinued operations, net of income taxes	$(21)	$—

	March 31, 2021	December 31, 2020
OGBC assets classified as held-for-sale	$1,195	$1,176
Other property, plant and equipment classified as held-for-sale	774	—
Held-for-sale assets	$1,969	$1,176

12. Related Party Transactions and Balances
There have been no material related party transactions during the three months ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020 there were no material related party receivables or payables.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except gram and share amounts)	Table of Contents
13. Impairment Loss on Property, Plant and Equipment and Right-of-Use Assets
During the three months ended March 31, 2021, the Company recognized an impairment charge of $1,019 related to leasehold improvements located within leased premises, encompassing approximately 6,000 square feet, in Los Angeles, California, which the Company determined it no longer had plans to use. The significant change in the extent and manner in which the leasehold improvements are being used and the expectation that, more likely than not, the leasehold improvements will be disposed of before the end of their useful life triggered an impairment. The right-of-use lease asset associated with the leasehold improvements was also written down as a result of our decision to no longer use the leased premises. The Company recognized an impairment charge on the de-recognition of the right-of-use asset of $702 during the three months ended March 31, 2021. Both the impairment charges are recognized in the statement of net income (loss) as an impairment loss on property, plant and equipment and right-of-use assets.

14. Subsequent Events
On April 1, 2021, the Company and an affiliate of Agroidea (“AGI”), the other joint venture partner of Natuera, agreed to convert all advances made to Natuera under the Series A Loan, plus accrued interest, into equity. Total aggregate gross advances to Natuera under the Series A Loan were $15,500, of which the Company advanced 50% and AGI advanced the remaining 50%, for an amount of $7,750 each. As a result, the Company transferred the carrying value of the loan of $2,013 plus accrued interest, which approximates fair value, to investments in equity accounted investees in respect of Natuera.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read together with other information, including Cronos Group’s condensed consolidated financial statements and the related notes to those statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (this “Quarterly Report”), consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”) and Part I, Item 1A, Risk Factors, of the Annual Report.
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

By their nature, Forward-Looking Statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the Forward-Looking Statements in this Quarterly Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, the risk that the COVID-19 pandemic may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; the risk that cost savings and any other synergies from the Altria Investment may not be fully realized or may take longer to realize than expected; the risk that we will not complete planned dispositions, including the sale of OGBC, or, if completed, obtain our anticipated sales price; the implementation and effectiveness of key personnel changes; future levels of revenues; consumer demand for cannabis and U.S. hemp products; our ability to manage disruptions in credit markets or changes to our credit ratings; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; the success or timing of completion of ongoing or anticipated capital or maintenance projects; business strategies, growth opportunities and expected investment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); the potential effects of judicial, regulatory or other proceedings, or threatened litigation or proceedings, on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the anticipated effects of actions of third parties such as competitors, activist investors or federal (including U.S. federal), state, provincial, territorial or local regulatory authorities or self-regulatory organizations; changes in regulatory requirements in relation to our business and products; and the factors discussed under Part I, Item 1A, “Risk Factors” of the Annual Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on Forward-Looking Statements.
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
Foreign currency exchange rates
All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of the Company’s foreign operations are translated into dollars at the exchange rate in effect as of March 31, 2021, December 31, 2020 and March 31, 2020. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The consolidated statements of net income (loss) and comprehensive income (loss) and consolidated statements of cash flows of the Company’s foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period using Bloomberg.
The exchange rates used to translate from Canadian dollars (“C$”) to dollars is shown below:

(Exchange rates are shown as C$ per $)	As of
	March 31, 2021	March 31, 2020	December 31, 2020
Average rate	1.2665	1.3437	1.3036
Spot rate	1.2563	1.4062	1.2751

Year-to-date average rate	1.2665	1.3437	1.3411

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
The United States segment manufactures, markets and distributes U.S. hemp-derived supplements and cosmetic products through e-commerce, retail and hospitality partner channels in the United States under the brands Lord Jones™ and Happy Dance™.
The Rest of World segment is involved in the cultivation, manufacture, and marketing of cannabis and cannabis-derived products for the medical and adult-use markets. In Canada, Cronos Group operates a wholly owned license holder under the Cannabis Act (Canada), Peace Naturals Project Inc. (“Peace Naturals”), which has production facilities near Stayner, Ontario (the “Peace Naturals Campus”). In Israel, the Company operates under the IMC-GAP, IMC-GMP and IMC-GDP certifications required for the cultivation, production and marketing of dried flower, pre-rolls and cannabis oils in the Israeli medical market. Cronos Group has established strategic joint ventures in Canada, Israel and Colombia. Cronos Group additionally holds approximately 31% of the issued capital of Cronos Australia Limited, which is listed on the Australian Securities Exchange under the trading symbol “CAU.” Cronos Group currently exports cannabis products to countries that permit the import of such products, such as Australia, Germany and Israel.
Recent Developments
COVID-19 update
The COVID-19 pandemic continues to impact the global economy and, specifically, the U.S., Canada, Israel, and the other countries in which the Company or its affiliates operate (including Australia and Colombia). Cronos Group continues to closely monitor and respond, where possible, to the ongoing COVID-19 pandemic. As the global situation continues to change rapidly, ensuring the health and safety of our employees remains one of our top priorities.
In the U.S., various states have begun rolling back their COVID-19 related restrictions as the continued rollout of vaccines has accelerated. This has resulted in the re-opening of, and increased occupancy capacities in, retail outlets, including those that sell the Company’s products. There are, however, indications that the pace of vaccinations may be slowing. Any reinstatement of restrictions on the operations of retail outlets could negatively impact the Company’s short-term results of operations in the U.S.
In Canada, in response to a recent surge in infection rates, individual provinces are taking increasingly stronger measures to slow infection rates, including stay-at-home orders and temporary closures of retail outlets, including cannabis stores. Most provinces, however, allow curbside pick-up or delivery, replacing in-person visits to cannabis stores. The measures taken to slow infection rates are expected to have a negative impact on the Company’s short-term revenue growth in Canada. The roll-out of vaccines in individual provinces has continued, but the pace of the roll-out has varied between the provinces, and the rate of vaccination in Canada is lower than in the U.S. and Israel.
In Israel, COVID-19 restrictions have been gradually eased as vaccination rates have increased to cover over 50% of its population and daily infection rates remain low. Occupancy limitations are still in place in retail outlets, including those that sell the Company’s products. The Company does not expect these measures to have a material impact on the Company’s short-term revenue growth in Israel.
In both the U.S. and ROW segments, there were no material increases in the current expected credit loss in connection with COVID-19. The Company continues to closely monitor the effects of COVID-19 on its operating results.
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
Despite the impacts of the COVID-19 pandemic, the Company believes that its significant cash on hand and short-term investments will be adequate to meet liquidity and capital requirements for at least the next twelve months. The impact of reduced interest rates has inhibited the Company’s ability to generate interest income, but this has not had, and is not expected to have, a material impact on the liquidity or capital resources of the Company.
Brand and Product Portfolio
In April 2021, Cronos Group announced that its Lord Jones™ brand launched a robust brand campaign entitled, “A Higher Order”. The campaign features new creative assets along with a mix of market activations including out-of-home advertising and television spots in select U.S. test markets. This new Lord Jones™ campaign reaffirms the Company’s commitment to robust, breakthrough marketing and brand building that aims to bring high-quality U.S. hemp-derived CBD products to adult consumers.
In the coming weeks, Cronos Group’s mainstream adult-use brand, Spinach™, intends to launch edibles, a new product category for Cronos Group, in the Canadian adult-use market. This product has been developed by the Company’s world class innovation and R&D teams in partnership with various teams throughout the organization such as consumer insights, marketing, and sales. Cronos Group approaches product launches with an aim to be the best, not necessarily the first. The adult-use edibles are differentiated from what is currently on the market and seeks to provide an elevated experience for the consumer. The Company’s new edibles capabilities will serve as a platform for future innovation that is expected to provide Cronos Group with a robust competitive advantage.
In April 2021, the Lord Jones™ brand launched a new product, the Lord Jones™ CBD Bump & Smooth Body Serum, which is designed to deliver non-abrasive chemical exfoliation that reduces bumpiness to reveal smoother, brighter looking skin. The product is available on the Lord Jones™ website and is expected to be on Sephora's website and in their retail outlets in the coming weeks.
In the first quarter of 2021, Cronos Israel successfully launched PEACE NATURALS™ branded pre-rolls into the Israeli medical cannabis market. This launch follows the successful launch of dried flower and oils to the Israeli medical cannabis market in 2020. Cronos Israel continues to execute in Israel's rapidly growing market.
Global Supply Chain
In the first quarter of 2021, Natuera, the Company’s joint venture in Latin America, successfully exported THC cannabis derivatives from Colombia to the U.S. for R&D purposes. The import was conducted under a DEA permit for R&D purposes. Additionally, Natuera's wholly owned subsidiary has been granted quotas by Colombia's Ministry of Justice and Law and Ministry of Health and Social Protection for the cultivation and manufacture of psychoactive cannabis into THC products for commercial export.
In the first quarter of 2021, Cronos GrowCo, the Company’s joint venture in Canada, continued to become operational in phases, completing its first harvest in the first quarter of 2021. In addition to having a cultivation license for the operations contemplated by the first phase of the project, Cronos GrowCo has received a processing license, allowing it to sell into the Canadian cannabis wholesale market.
Intellectual Property Initiatives
In April 2021, Cronos Fermentation, Cronos Group’s GMP-standard fermentation and manufacturing facility in Winnipeg, Manitoba, received its processing license. This is a significant milestone not just for Cronos Group, but for the evolution of the industry and advancements in science that will be applied in an effort to elevate the consumer experience.
Enterprise Initiatives
In April 2021, Cronos Group announced the launch of its U.S. Cronos Employees Political Action Committee (the “Employees PAC”). The Employees PAC was established to support and educate legislators who are open to responsibly advancing legislation and regulation for U.S. hemp-derived CBD products in the U.S. market and supporting a regulated, safe and legal federal cannabis industry in the U.S.
Subsequent to the end of the first quarter in April 2021, the Company expanded the implementation of its new enterprise resource planning (“ERP”) system to the U.S. segment. This follows the implementation of a new ERP system across the Canadian business in the third quarter of 2020. The new ERP system will be a meaningful component of the Company's internal control over financial reporting and is expected to enable us to realize efficiencies throughout our supply chain and operations.

Consolidated Results of Operations: Q1 2021 compared with Q1 2020
Summary of financial results – consolidated

(In thousands of U.S. dollars)	For the three months ended March 31,		Change
	2021	2020	$	%
Net revenue	$12,611	$8,432	$4,179	50%

Gross profit (loss)	(2,963)	(6,476)	3,513	(54)%
Gross margin	(23)%	(77)%	N/A	54	pp

Adjusted EBITDA (i)	$(37,075)	$(37,055)	$(20)	—%
(i)    See “Non-GAAP measures” for information related to Non-GAAP measures.

Net revenue – consolidated

(In thousands of U.S. dollars)	For the three months ended March 31,		Change
	2021	2020	$	%
Net revenue, before excise taxes (i)	$14,654	$9,344	$5,310	57%
Excise taxes	(2,043)	(912)	(1,131)	124%
Net revenue	$12,611	$8,432	$4,179	50%
(i)    Net revenue, before excise taxes, is calculated net of sales returns and discounts.
For the three months ended March 31, 2021 (“Q1 2021”), we reported consolidated net revenue of $12.6 million, representing an increase of $4.2 million from the three months ended March 31, 2020 (“Q1 2020”). This change was primarily due to:
•Continued growth of the adult-use market in Canada and sales in the Israeli medical market, partially offset by strategic price reductions on various adult-use cannabis products in Canada in the second half of 2020.
•An increase in sales in the U.S. segment in Q1 2021 compared to Q1 2020, primarily driven by the introduction of new hemp-derived CBD products.

Cost of sales and gross profit (loss) - consolidated

(In thousands of U.S. dollars)	For the three months ended March 31,		Change
	2021	2020	$	%
Cost of sales	$15,574	$6,946	$8,628	124%
Inventory write-down	—	7,962	(7,962)	(100)%

Gross profit (loss)	(2,963)	(6,476)	3,513	(54)%
Gross margin	(23)%	(77)%	N/A	54	pp
For Q1 2021, we reported a consolidated gross loss of $3.0 million, representing a decrease in losses of $3.5 million from Q1 2020. This change was primarily due to:
•The increase in net revenue from Q1 2020, as described above.
•A decrease in inventory write-downs in the Rest of World (“ROW”) segment.
Adjusted EBITDA – consolidated

(In thousands of U.S. dollars)	For the three months ended March 31,		Change
	2021	2020	$	%
Adjusted EBITDA (i)	$(37,075)	$(37,055)	$(20)	—%
(i)    See “Non-GAAP measures” for information related to Non-GAAP measures.
For Q1 2021, we reported a consolidated Adjusted EBITDA loss of $37.1 million, representing a marginal increase from Q1 2020. This was primarily due to:
•An increase in sales and marketing costs due to brand development in the U.S. segment, partially offset by a decrease in sales and marketing spend in the ROW segment.

•An increase in research and development costs primarily driven by increased spending on product development and developing cannabinoid intellectual property.
•Offsetting decreases in gross loss, as described above, and general and administrative costs.

Other items affecting the comparability of net income (loss) during Q1 2021 and Q1 2020
Interest income, net
For Q1 2021, we reported interest income, net of $2.3 million representing a decrease of $5.4 million from Q1 2020. Net interest income in the first quarter of 2021 decreased compared to the first quarter of 2020 primarily due to a lower interest earning account during the three months ended March 31, 2021 compared to the interest earning accounts during the three months ended March 31, 2020.
Gain/loss on revaluation of derivative liabilities
For Q1 2021, we reported a loss on revaluation of derivative liabilities of $116.9 million representing a decrease of $230.2 million from Q1 2020. The valuation of derivative liabilities is based on inputs such as the Company’s share price and volatility, expected term and expected risk-free interest rate which have in the past, and may in the future, fluctuate significantly period-to-period. The Company expects continued changes in derivative valuations. For further information, see Note 5. Derivative Liabilities to the Company’s condensed consolidated financial statements under Item 1 “Financial Statements” of this Quarterly Report.
Review costs related to restatement of 2019 interim financial statements
For Q1 2021, we reported review costs related to the restatement of 2019 interim financial statements of $2.0 million, which are included within general and administrative expenses in the consolidated statements of net income (loss) representing a decrease of $2.4 million from Q1 2020. These financial statement review costs include costs related to the restatement of the Company’s 2019 interim financial statements, costs related to the Company’s responses to requests for information from various regulatory authorities relating to such restatement and legal costs defending shareholder class action complaints brought against the Company as a result of the restatement.
Impairment loss on property, plant and equipment and right-of-use assets
For Q1 2021, we reported an impairment loss on property, plant and equipment of $1.0 million related to leasehold improvements located within leased premises, encompassing approximately 6,000 square feet, in Los Angeles, California, which the Company determined it no longer had plans to use. An impairment loss on the associated right-of-use asset of $0.7 million was also recorded during Q1 2021. No impairment loss was recognized on leasehold improvements or right-of-use assets during Q1 2020.

Results of Operations by Business Segment: Q1 2021 compared with Q1 2020
Summary of financial results – Rest of World (“ROW”)

(In thousands of U.S. dollars)	For the three months ended March 31,		Change
	2021	2020	$	%
Net revenue	$10,170	$6,256	$3,914	63%

Gross profit (loss)	(4,139)	(7,558)	3,419	(45)%
Gross margin	(41)%	(121)%	N/A	80	pp

Adjusted EBITDA (i)	$(22,184)	$(29,010)	$6,826	(24)%
(i)    See “Non-GAAP measures” for information related to Non-GAAP measures.

Net revenue – ROW

(In thousands of U.S. dollars)	For the three months ended March 31,		Change
	2021	2020	$	%
Cannabis flower	$9,434	$2,741	$6,693	244%
Cannabis extracts	703	3,400	(2,697)	(79)%
Other	33	115	(82)	(71)%
Net revenue	$10,170	$6,256	$3,914	63%
For Q1 2021, the ROW segment reported net revenue of $10.2 million, representing an increase of $3.9 million from Q1 2020. This change was primarily due to:

•Continued growth of the adult-use cannabis flower market in Canada and sales in the Israeli medical cannabis market, partially offset by strategic price reductions on various adult-use cannabis products in Canada in the second half of 2020 and a decrease in cannabis extract sales in Canada primarily due to fluctuating provincial demand.

Cost of sales and gross profit (loss) – ROW

(In thousands of U.S. dollars)	For the three months ended March 31,		Change
	2021	2020	$	%
Cost of sales	$14,309	$5,852	$8,457	145%
Inventory write-down	—	7,962	(7,962)	(100)%

Gross profit (loss)	(4,139)	(7,558)	3,419	(45)%
Gross margin	(41)%	(121)%	N/A	80	pp
For Q1 2021, the ROW segment reported a gross loss of $4.1 million, representing a decrease in losses of $3.4 million from Q1 2020. This change was primarily due to:
•An increase in net revenue from Q1 2021, as described above.
•A decrease in inventory write-downs.

Adjusted EBITDA – ROW

(In thousands of U.S. dollars)	For the three months ended March 31,		Change
	2021	2020	$	%
Adjusted EBITDA (i)	$(22,184)	$(29,010)	$6,826	(24)%
(i)    See “Non-GAAP measures” for information related to Non-GAAP measures.
For Q1 2021, the ROW segment reported an Adjusted EBITDA loss of $22.2 million, representing a decrease in losses of $6.8 million from Q1 2020. This change was primarily due to:
•A decrease in gross loss from Q1 2020, as described above.
•A decrease in general and administrative expenses related to a decrease in professional and consulting fees.
•A partially offsetting increase in research and development costs primarily driven by increased spending on product development and developing cannabinoid intellectual property.

Summary of financial results – United States (“U.S.”)

(In thousands of U.S. dollars)	For the three months ended March 31,		Change
	2021	2020	$	%
Net revenue	$2,441	$2,176	$265	12%

Gross profit	1,176	1,082	94	9%
Gross margin	48%	50%	N/A	(2) pp

Adjusted EBITDA (i)	$(9,510)	$(5,782)	(3,728)	64%
(i)    See “Non-GAAP measures” for information related to Non-GAAP measures.

Net revenue – U.S.

(In thousands of U.S. dollars)	For the three months ended March 31,		Change
	2021	2020	$	%
Net revenue	$2,441	$2,176	$265	12%
For Q1 2021, the U.S. segment reported net revenue of $2.4 million, representing an increase of $0.3 million from Q1 2020. This change was primarily due to:
•An increase in product sales in the U.S. segment in Q1 2021 compared to Q1 2020, primarily driven by the introduction of new U.S. hemp-derived CBD products.

Cost of sales and gross profit (loss) – U.S.

(In thousands of U.S. dollars)	For the three months ended March 31,		Change
	2021	2020	$	%
Cost of sales	$1,265	$1,094	$171	16%

Gross profit	1,176	1,082	94	9%
Gross margin	48%	50%	N/A	(2) pp
For Q1 2021, the U.S. segment reported gross profits of $1.2 million, with gross profit margins of 48%, representing an increase of $0.1 million from Q1 2020. This change was primarily due to:
•An increase in net revenue from Q1 2020, as described above.

Adjusted EBITDA – U.S.

(In thousands of U.S. dollars)	For the three months ended March 31,		Change
	2021	2020	$	%
Adjusted EBITDA (i)	$(9,510)	$(5,782)	$(3,728)	64%
(i)    See “Non-GAAP measures” for information related to Non-GAAP measures.
For Q1 2021, the U.S. segment reported an Adjusted EBITDA loss of $9.5 million, representing an increase in losses of $3.7 million. This change was primarily due to:
•An increase in sales and marketing costs related to brand development.

Non-GAAP Measures
Cronos Group reports its financial results in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). This Quarterly Report refers to measures not recognized under U.S. GAAP (“non-GAAP measures”). These non-GAAP measures do not have a standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similar measures presented by other companies. Rather, these non-GAAP measures are provided as a supplement to corresponding U.S. GAAP measures to provide additional information regarding the results of operations from management’s perspective. Accordingly, non-GAAP measures should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. All non-GAAP measures presented in this Quarterly Report are reconciled to their closest reported U.S. GAAP measure. Reconciliations of historical adjusted financial measures to corresponding U.S. GAAP measures are provided below.
Adjusted EBITDA
Management reviews Adjusted EBITDA, a non-GAAP measure which excludes non-cash items and items that do not reflect management’s assessment of on-going business performance. Management defines Adjusted EBITDA as net income (loss) before interest, tax expense, depreciation and amortization adjusted for: impairment loss on property, plant and equipment and right-of-use assets, loss (gain) on revaluation of derivative liabilities, other loss (income), loss from discontinued operations, share-based payments and review costs related to the restatement of the Company’s 2019 interim financial statements, the Company’s responses to the reviews of such interim financial statements by various regulatory authorities and legal costs defending shareholder class action complaints brought against the Company as a result of the restatement (see Part II, Item 1 “Legal Proceedings” of this Quarterly Report for a discussion of the regulatory reviews and shareholder class action complaints relating to the restatement of the 2019 interim financial statements).
Management believes that Adjusted EBITDA provides the most useful insight into underlying business trends and results and provides a more meaningful comparison of period-over-period results. Management uses Adjusted EBITDA for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets.
Adjusted EBITDA by segment
Management also reviews adjusted earnings (loss) before interest, tax, depreciation and amortization by segment (“Adjusted EBITDA by segment”), a non-GAAP measure which excludes non-cash items and items that do not reflect management’s assessment of on-going business performance. Corporate expenses are removed from Adjusted EBITDA by segment. Corporate expenses are expenses that relate to the consolidated business. The Company’s method of allocating corporate expenses is refined periodically. Management defines Adjusted EBITDA by segment as net income (loss) by segment before interest, tax expense, depreciation and amortization adjusted for the same items that are adjusted in consolidated Adjusted EBITDA.
Management believes that Adjusted EBITDA by segment provides useful insight into underlying segment trends and results and provides a more meaningful comparison of period-over-period segment results. Management uses Adjusted EBITDA by segment for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets.

Adjusted EBITDA and Adjusted EBITDA by segment is reconciled to net income (loss) as follows for Q1 2021 and Q1 2020:

(In thousands of U.S. dollars)	For the three months ended March 31,
	2021	2020
Net income (loss)	$(161,625)	$75,681
Adjustments
Interest income, net	(2,329)	(7,751)
Impairment loss on property, plant and equipment and right-of-use assets	1,741	—
Loss (gain) on revaluation of derivative liabilities	116,874	(113,368)
Other loss	1,859	378
Loss from discontinued operations	21	—
Share-based payments	2,499	2,436
Review costs related to restatement of 2019 interim financial statements	2,005	4,407
Adjusted EBIT	(38,955)	(38,217)
Adjustments
Depreciation and amortization	1,880	1,162
Adjusted EBITDA	$(37,075)	$(37,055)

(In thousands of U.S. dollars)	Three months ended March 31, 2021
	US	ROW	Corporate Expenses	Total
Net income (loss)	$(12,092)	$(142,147)	$(7,386)	$(161,625)
Adjustments
Interest income, net	(3)	(2,326)	—	(2,329)
Impairment loss on property, plant and equipment and right-of-use assets	1,741	—	—	1,741
Loss on revaluation of derivative liabilities	—	116,874	—	116,874
Other loss	—	1,859	—	1,859
Loss from discontinued operations	—	21	—	21
Share-based payments	745	1,754	—	2,499
Review costs related to restatement of 2019 interim financial statements	—	—	2,005	2,005
Adjusted EBIT	(9,609)	(23,965)	(5,381)	(38,955)
Adjustments
Depreciation and amortization	99	1,781	—	1,880
Adjusted EBITDA	$(9,510)	$(22,184)	$(5,381)	$(37,075)

(In thousands of U.S. dollars)	Three months ended March 31, 2020
	US	ROW	Corporate Expenses	Total
Net income (loss)	$(6,516)	$88,867	$(6,670)	$75,681
Adjustments
Interest income, net	(7)	(7,744)	—	(7,751)
Gain on revaluation of derivative liabilities	—	(113,368)	—	(113,368)
Other loss	—	378	—	378
Share-based payments	706	1,730	—	2,436
Review costs related to restatement of 2019 interim financial statements	—	—	4,407	4,407
Adjusted EBIT	(5,817)	(30,137)	(2,263)	(38,217)
Adjustments
Depreciation and amortization	35	1,127	—	1,162
Adjusted EBITDA	$(5,782)	$(29,010)	$(2,263)	$(37,055)

Liquidity and Capital Resources
As of March 31, 2021, we had $1,024.5 million in cash and cash equivalents and $214.9 million in short-term investments, which comprise the majority of the Company’s cash position. Cronos Group believes that the existing cash and cash equivalents and the short-term investments will be sufficient to fund the business operations and capital expenditures over the next twelve months.
Summary of cash flows

(In thousands of U.S. dollars)	For the three months ended March 31,
	2021	2020
Cash provided/(used) in operating activities	$(46,002)	$(38,898)
Cash provided/(used) in investing activities	(9,717)	59,086
Cash provided/(used) by financing activities	(9,276)	(448)
Effect of foreign currency translation on cash and cash equivalents	11,422	(91,037)
Net change in cash	$(53,573)	$(71,297)
YTD 2021 cash flows vs YTD 2020 cash flows
Operating activities
During the three months ended March 31, 2021, we used $46.0 million of cash in operating activities as compared to cash used of $38.9 million in the three months ended March 31, 2020, representing an increase in cash used of $7.1 million. This change is primarily driven by an increase in cost of sales and operating expenses, partially offset by changes in working capital during the three months ended March 31, 2021.
Investing activities
During the three months ended March 31, 2021, we used $9.7 million of cash in investing activities, compared to $59.1 million of cash provided by investing activities during the three months ended March 31, 2020, representing a decrease of $68.8 million in cash provided by investing activities. This change is primarily driven by a decrease in the net effect of the purchases of, and proceeds from the maturities of short-term investments during the three months ended March 31, 2021, due to the timing of purchases and maturities of short-term investments.
Financing activities
During the three months ended March 31, 2021, cash used in financing activities was $9.3 million, compared to $0.4 million of cash used in financing activities during the three months ended March 31, 2020, representing a decrease of $8.9 million in cash used in financing activities. This change is primarily driven by taxes withheld on share-based awards during the three months ended March 31, 2021.

Critical Accounting Policies and Estimates
The Company’s critical accounting policies and estimates are discussed in the 2020 Annual Report. There have been no material changes to these critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those which possess a short-term to maturity. A 10% change in the interest rate in effect on March 31, 2021 and December 31, 2020, would not have a material effect on (i) fair value of the cash equivalents and short-term investments as the majority of the portfolio has a maturity date of three months or less or (ii) interest income. Management continues to monitor external interest rates and revise the Company’s investment strategy as a result.
During the three months ended March 31, 2021 and 2020, the Company recorded net interest income of $2.3 million and $7.8 million, respectively. Net interest income in the first quarter of 2021 decreased compared to the first quarter of 2020 primarily due to a lower interest earning account during the three months ended March 31, 2021 compared to the interest earning accounts during the three months ended March 31, 2020.
Foreign currency risk
The Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report are expressed in U.S. dollars. In addition. the Company has net assets, liabilities and revenues denominated in foreign currencies, including Canadian dollars and Israeli new shekels. As a result, we are exposed to foreign currency translation gains and losses. Revenue and expenses of all foreign operations are translated into U.S. dollars at the foreign currency exchange rates that approximate the rates in effect during the period when such items are recognized. Appreciating foreign currencies relative to the U.S. dollar will adversely impact operating income and net earnings, while depreciating foreign currencies relative to the U.S. dollar will have a positive impact.
A 10% change in the exchange rates for the Canadian dollar would affect the carrying value of net assets by approximately $156.8 million and $170.8 million as of March 31, 2021 and December 31, 2020, respectively. The corresponding impact would be recorded in accumulated other comprehensive income. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on the Company’s results of operations.

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures.
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of March 31, 2021. Based on that evaluation, management has concluded that, as of March 31, 2021, due to the existence of a material weakness in the Company’s internal control over financial reporting described below, the disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Material Weakness in Internal Controls Over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”), we have identified the following material weakness:
•Inventory Verification: The Company failed to properly design and execute sufficient procedures to verify inventory quantities. Specifically, while inventory counts were performed in the fourth quarter, (i) the aggregate value of items excluded from the count exceeded the Company’s materiality threshold, and (ii) human error in count execution, data transposition and reconciliation analysis resulted in inaccurate adjustments.
This deficiency did not result in errors that were quantitatively material. Nevertheless, the deficiency creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.
Remediation Plan and Status
The Company’s management, with oversight from the Audit Committee of the Board of Directors, has initiated a plan to remediate the material weakness, previously disclosed in the Annual Report. During the three months ended March 31, 2021, the Company started the implementation process on all remediation controls identified in its remediation plan as disclosed in the table below. The Company does not expect full remediation until year end 2021.
The plan and progress to date is described below:

Material Weakness	Control, Control Enhancement or Mitigant	Implementation Status	Management Testing Status	Remediation Status
Inventory Verification	•Enhance count procedures to ensure appropriate consideration and coverage of their total inventory balance	Not Implemented	Not Tested	Not Remediated
	•Implement cycle counts as a redundant control to supplement the annual physical count	Not Implemented	Not Tested	Not Remediated
	•Provide training to inventory teams on count procedures and inventory management control expectations	Not Implemented	Not Tested	Not Remediated

Cronos Group will continue to review, optimize, and enhance its financial reporting controls and procedures. As the Company continues to evaluate and work to improve its internal control over financial reporting, the Company may implement additional measures to address the material weakness or certain of the remediation measures described above may be enhanced or modified. The material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through further testing, that these controls are operating effectively.
(b)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1: Legal Proceedings.
The information set forth under Note 9(b), Contingencies, to the Company’s condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report is incorporated herein by reference.

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

10.1†*	Executive Employment Agreement, dated as of November 1, 2019, by and among Hortican Inc., Cronos Group Inc. and Todd Abraham.
10.2†*	Executive Employment Agreement, dated as of February 20, 2020, by and among Cronos USA Client Services LLC, Cronos Group Inc. and Anna Shlimak.
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
Date: May 7, 2021