Form 10-Q
period 2021-06-30
Cronos Group Inc.
filed 2021-08-06
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
or
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

As of August 5, 2021, there were 371,805,547 common shares of the registrant issued and outstanding.

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
This Quarterly Report contains references to our trademarks and trade names and to trademarks and trade names belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trademarks or trade names to imply a relationship with, or endorsement or sponsorship of us or our business by, any other companies. In addition, this Quarterly Report includes website addresses. These website addresses are intended to provide inactive, textual references only. The information on or referred to on these websites is not part of or incorporated into this Quarterly Report.
All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars; all references to “C$” are to Canadian dollars; all references to “A$” are to Australian dollars; and all references to “ILS” are to New Israeli Shekels.

(Exchange rates are shown as C$ per $)	As of
	June 30, 2021	June 30, 2020	December 31, 2020
Average rate	1.2293	1.3856	1.3036
Spot rate	1.2395	1.3576	1.2751
Year-to-date average rate	1.2481	1.3646	1.3411
All summaries of agreements described herein are qualified by the full text of such agreements (certain of which have been filed as exhibits with the U.S. Securities and Exchange Commission).

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	4
Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020 (Unaudited)	5
Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2021 and 2020 (Unaudited)	6
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (Unaudited)	8
Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Cronos Group Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	As of June 30, 2021	As of December 31, 2020
Assets	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$895,181	$1,078,023
Short-term investments	201,699	211,766
Accounts receivable, net	11,299	8,928
Other receivables	2,468	10,033
Current portion of loans receivable, net	5,028	7,083
Prepaids and other current assets	10,153	11,161
Inventory, net	35,605	44,002
Held-for-sale assets	645	1,176
Total current assets	1,162,078	1,372,172
Advances to joint ventures	499	467
Investments in equity accounted investees, net	20,970	19,235
Other investments	110,392	—
Loan receivable, net	94,113	87,191
Property, plant and equipment, net	193,920	187,599
Right-of-use assets	6,687	9,776
Intangible assets, net	70,409	69,720
Goodwill	179,543	179,522
Total assets	$1,838,611	$1,925,682

Liabilities
Current liabilities
Accounts payable and other liabilities	$29,829	$42,102
Current portion of lease obligation	1,206	1,322
Derivative liabilities	169,563	163,410
Total current liabilities	200,598	206,834
Due to non-controlling interests	1,768	2,188
Lease obligation	6,333	8,492
Total liabilities	208,699	217,514
Commitments and contingencies (see Note 9)
Shareholders’ equity
Share capital (i, ii)	572,858	569,260
Additional paid-in capital	32,368	34,596
Retained earnings	955,721	1,064,509
Accumulated other comprehensive income	71,729	42,999
Total equity attributable to shareholders of Cronos Group	1,632,676	1,711,364
Non-controlling interests	(2,764)	(3,196)
Total shareholders’ equity	1,629,912	1,708,168
Total liabilities and shareholders’ equity	$1,838,611	$1,925,682
(i)Authorized for issuance as of June 30, 2021: unlimited and December 31, 2020: unlimited.
(ii)Shares issued as of June 30, 2021: 371,805,547 and December 31, 2020: 360,253,332.

See notes to condensed consolidated financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)
(In thousands of U.S dollars, except share and per share amounts, unaudited)	Table of Contents

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net revenue, before excise taxes	$18,848	$11,432	$33,502	$20,776
Excise taxes	(3,226)	(1,549)	(5,269)	(2,461)
Net revenue	15,622	9,883	28,233	18,315
Cost of sales	19,445	9,743	35,019	16,689
Inventory write-down	11,961	3,062	11,961	11,024
Gross loss	(15,784)	(2,922)	(18,747)	(9,398)
Operating expenses
Sales and marketing	13,209	6,501	23,463	13,613
Research and development (“R&D”)	5,199	3,631	10,301	8,221
General and administrative	22,417	18,429	44,323	42,188
Share-based payments	2,565	2,546	5,064	4,982
Depreciation and amortization	1,043	679	1,778	1,366
Total operating expenses	44,433	31,786	84,929	70,370
Operating loss	(60,217)	(34,708)	(103,676)	(79,768)
Other income (loss)
Interest income, net	2,293	3,734	4,622	11,485
Gain (loss) on revaluation of derivative liabilities	115,248	(35,880)	(1,626)	77,488
Impairment loss on long-lived assets	—	(40,000)	(1,741)	(40,000)
Share of loss from equity accounted investments	(1,115)	(794)	(2,758)	(1,966)
Other, net	1,127	(9)	911	785
Total other income (loss)	117,553	(72,949)	(592)	47,792
Income (loss) from continuing operations	57,336	(107,657)	(104,268)	(31,976)
Loss from discontinued operations	(561)	(46)	(582)	(46)
Net income (loss)	56,775	(107,703)	(104,850)	(32,022)
Net loss attributable to non-controlling interest	(279)	(726)	(592)	(1,085)
Net income (loss) attributable to Cronos Group	$57,054	$(106,977)	$(104,258)	$(30,937)
Other comprehensive income (loss)
Net income (loss)	$56,775	$(107,703)	$(104,850)	$(32,022)
Other comprehensive income (loss):
Foreign exchange gain (loss) on translation	13,470	51,871	29,754	(61,821)
Total other comprehensive income (loss)	13,470	51,871	29,754	(61,821)
Comprehensive income (loss)	70,245	(55,832)	(75,096)	(93,843)
Less: comprehensive income (loss) attributable to non-controlling interests	(394)	(762)	432	(1,098)
Comprehensive income (loss) attributable to Cronos Group	$70,639	$(55,070)	$(75,528)	$(92,745)
Net income (loss) per share
Basic and diluted - continuing operations	$0.15	$(0.31)	$(0.28)	$(0.09)
Weighted average number of outstanding shares
Basic	371,721,382	349,075,408	367,391,118	348,946,439
Diluted	375,349,856	349,075,408	367,391,118	348,946,439

See notes to condensed consolidated financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity
For the three months ended June 30, 2021 and 2020
(In thousands of U.S. dollars, except share amounts, unaudited)

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non-controlling interests	Total shareholders’ equity
Balance at April 1, 2021	371,656,590	$584,912	$32,090	$895,503	$58,144	$(2,370)	$1,568,279
Warrants exercised	10,000	4	(2)	—	—	—	2
Vesting of options	—	—	1,864	—	—	—	1,864
Options exercised	80,603	102	(102)	—	—	—	—
Restricted share units settled	58,354	345	(345)	—	—	—	—
Withholding taxes paid on share-based awards	—	—	(183)	(63)	—	—	(246)
Vesting of restricted share units	—	—	701	—	—	—	701
Vesting of common shares issued in connection with the use of certain publicity rights in brand development	—	2,000	(1,655)	—	—	—	345
Top-up rights out-of-period adjustment	—	(14,505)	—	3,227	—	—	(11,278)
Net income (loss)	—	—	—	57,054	—	(279)	56,775
Foreign exchange gain (loss) on translation	—	—	—	—	13,585	(115)	13,470
Balance at June 30, 2021	371,805,547	$572,858	$32,368	$955,721	$71,729	$(2,764)	$1,629,912

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance at April 1, 2020	348,817,472	$563,165	$25,483	$1,213,686	$(85,877)	$(1,189)	$1,715,268
Vesting of options	—	—	1,770	—	—	—	1,770
Options exercised	1,068,930	1,329	(1,328)	—	—	—	1
Vesting of restricted share units	—	—	776	—	—	—	776
Vesting of common shares issued in connection with the use of certain publicity rights in brand development	—	—	345	—	—	—	345
Top-up rights exercised	—	717	—	—	—	—	717
Net loss	—	—	—	(106,977)	—	(726)	(107,703)
Foreign exchange gain (loss) on translation	—	—	—	—	51,907	(36)	51,871
Balance at June 30, 2020	349,886,402	$565,211	$27,046	$1,106,709	$(33,970)	$(1,951)	$1,663,045

See notes to condensed consolidated financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity
For the six months ended June 30, 2021 and 2020
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2021	360,253,332	$569,260	$34,596	$1,064,509	$42,999	$(3,196)	$1,708,168
Warrants exercised	7,842,859	1,165	(1,163)	—	—	—	2
Vesting of options	—	—	3,928	—	—	—	3,928
Options exercised	3,651,002	3,315	(3,305)	—	—	—	10
Restricted share units settled	58,354	345	(345)	—	—	—	—
Withholding taxes paid on share-based awards	—	—	(1,162)	(7,757)	—	—	(8,919)
Vesting of restricted share units	—	—	1,136	—	—	—	1,136
Vesting of common shares issued in connection with the use of certain publicity rights in brand development	—	2,000	(1,317)	—	—	—	683
Top-up rights out-of-period adjustment	—	(3,227)	—	3,227	—	—	—
Net loss	—	—	—	(104,258)	—	(592)	(104,850)
Foreign exchange gain on translation	—	—	—	—	28,730	1,024	29,754
Balance at June 30, 2021	371,805,547	$572,858	$32,368	$955,721	$71,729	$(2,764)	$1,629,912

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2020	348,817,472	$561,165	$23,234	$1,137,646	$27,838	$(853)	$1,749,030
Vesting of options	—	—	3,500	—	—	—	3,500
Options exercised	1,068,930	1,329	(1,328)	—	—	—	1
Vesting of restricted share units	—	—	1,482	—	—	—	1,482
Vesting of common shares issued in connection with the use of certain publicity rights in brand development	—	2,000	158	—	—	—	2,158
Top-up rights exercised	—	717	—	—	—	—	717
Net loss	—	—	—	(30,937)	—	(1,085)	(32,022)
Foreign exchange loss on translation	—	—	—	—	(61,808)	(13)	(61,821)
Balance at June 30, 2020	349,886,402	$565,211	$27,046	$1,106,709	$(33,970)	$(1,951)	$1,663,045

See notes to condensed consolidated financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	Six months ended June 30,
	2021	2020
Operating activities
Net loss	$(104,850)	$(32,022)
Adjustments to reconcile net loss to cash provided by operating activities:
Share-based payments	5,064	4,982
Depreciation and amortization	5,083	2,879
Share of loss from investments in equity accounted investees	2,758	1,966
Gain (loss) on revaluation of derivative liabilities	1,626	(77,488)
Impairment loss on long-lived assets	1,741	40,000
Expected credit losses on long-term financial assets	—	1,357
Other non-cash operating activities, net	(1,192)	599
Changes in operating assets and liabilities:
Accounts receivable, net	(2,194)	2,895
Other receivables	6,960	(3,047)
Prepaids and other current assets	1,268	1,187
Inventory, net	(1,010)	(24,292)
Inventory write-down	11,961	11,024
Accounts payable and other liabilities	(13,412)	(8,417)
Cash flows used in operating activities	(86,197)	(78,377)
Investing activities
Purchase of short-term investments	(120,180)	(200,173)
Proceeds from short-term investments	136,204	279,275
Purchase of other investments	(110,392)	—
Purchase of property, plant and equipment	(8,347)	(13,344)
Purchase of intangible assets	(843)	(2,754)
Proceeds from sale of held-for-sale assets	2,059	—
Advances on loans receivable	(5,064)	(23,974)
Proceeds from sale of other investments	—	769
Cash flows provided by (used in) investing activities	(106,563)	39,799
Financing activities
Withholding taxes paid on share-based awards	(8,919)	—
Proceeds from exercise of warrants and options	12	1
Cash flows provided by (used in) financing activities	(8,907)	1
Effect of foreign currency translation on cash and cash equivalents	18,825	(51,416)
Net change in cash and cash equivalents	(182,842)	(89,993)
Cash and cash equivalents, beginning of period	1,078,023	1,199,693
Cash and cash equivalents, end of period	$895,181	$1,109,700
Supplemental cash flow information
Interest paid	$—	$90
Interest received	2,961	11,575
Income taxes paid	858	—
See notes to condensed consolidated financial statements.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
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
Cronos Group has established strategic joint ventures in Canada, Israel, and Colombia. “Cronos Israel” consists of a cultivation company (Cronos Israel G.S. Cultivation Ltd.), a manufacturing company (Cronos Israel G.S. Manufacturing Ltd.), a distribution company (Cronos Israel G.S. Store Ltd.) and a pharmacy company (Cronos Israel G.S. Pharmacy Ltd.) and is consolidated for financial reporting purposes. The Company also holds approximately 31% of the issued capital of Cronos Australia Limited (“Cronos Australia”) and accounts for its investment in Cronos Australia under the equity method of accounting. For additional discussion regarding the joint ventures and strategic investment, see Note 3. Investments.
(b)Out-of-period adjustments
During the three months ended March 31, 2021, the Company identified an error in the accounting related to the withholding taxes on the net exercise of stock options, which resulted in an understatement of accounts payable and other liabilities of $966 and overstatements of other receivables, retained earnings and share capital of $3,202, $3,838 and $330, respectively, as of December 31, 2020. The error was deemed immaterial, and thus the Company has recorded an out-of-period adjustment to the condensed consolidated balance sheet and the condensed consolidated statement of changes in equity during the first quarter of 2021 to correct the error. This error had no impact to the condensed consolidated statement of net income (loss) and comprehensive income (loss). The impact of the out-of-period adjustments are included within the changes in operating assets and liabilities and withholding taxes paid on share-based awards lines in the Company’s condensed consolidated statements of cash flows.
During the three months ended June 30, 2021, the Company identified an error in the accounting related to the exercise of Top-up Rights (as defined herein), which resulted in an overstatement of share capital and an understatement of gain on revaluation of derivative liabilities of $3,227 as of December 31, 2020, and overstatements of share capital and loss on revaluation of derivative liabilities and an understatement of retained earnings of $14,505, $11,278 and $3,227, respectively, as of March 31, 2021. The error was deemed immaterial, and thus the Company has recorded an out-of-period adjustment to the condensed consolidated balance sheet, the condensed consolidated statement of net income (loss) and comprehensive income (loss) and the condensed consolidated statement of changes in equity during the second quarter of 2021 to correct the error. The impact of the out-of-period adjustments are included within the adjustments to net loss in the Company’s condensed consolidated statements of cash flows.
(c)Basis of presentation
The interim condensed consolidated financial statements of Cronos Group are unaudited. They have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and with applicable rules and regulations of the U.S. Securities and Exchange Commission relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any other reporting period.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Financial Statements”).
Certain prior year amounts have been reclassified to conform to the current year presentation of our condensed consolidated financial statements. These reclassifications had no effect on the reported results of operations and ending shareholders’ equity.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
(d)Adoption of new accounting pronouncements
On January 1, 2021, the Company adopted ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU No. 2020-01”). ASU No. 2020-01 clarifies the interaction of accounting for the transition into and out of the equity method as well as measuring certain purchased options and forward contracts to acquire investments. The adoption of ASU No. 2020-01 did not have an impact on the Company’s interim condensed consolidated financial statements.
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
(e)New accounting pronouncements not yet adopted
In August 2020, the FASB issued ASU 2020-06, Debt –Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815–40) (“ASU No. 2020-06”). ASU No. 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU No. 2020-06 is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. ASU No. 2020-06 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU No. 2020-06 will have on its condensed consolidated financial statements.

2. Inventory, net
Inventory, net is comprised of the following items:

	As of June 30, 2021	As of December 31, 2020
Raw materials	$7,471	$11,489
Work-in-progress	17,291	26,278
Finished goods	10,247	5,905
Supplies and consumables	596	330
Total	$35,605	$44,002
Inventory is written down for any obsolescence such as slow-moving or non-marketable products, or when the net realizable value of inventory is less than the carrying value. During the three months ended June 30, 2021 and 2020, the Company recorded write-downs related to inventory of $11,961 and $3,062, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded write-downs related to inventory of $11,961 and $11,024, respectively.

3. Investments
(a)Variable interest entities and investments in equity accounted investees, net
The Company holds variable interests in Cronos Growing Company Inc. (“Cronos GrowCo”), Natuera S.à.r.l (“Natuera”), MedMen Canada Inc. (“MedMen Canada”) and Cannasoul Lab Services Ltd. (“CLS”). The Company’s investments in Cronos GrowCo, Natuera and MedMen Canada are exposed to economic variability from each entity’s performance; however, the Company does not consolidate the entities as it does not have the power to direct the activities that most significantly impact each entity’s economic performance. Thus, Cronos Group is not considered the primary beneficiary of each entity. These investments are accounted for as equity method investments classified as “Investments in equity accounted investees, net” in the consolidated balance sheets.
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

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
MedMen Canada is a joint venture incorporated under the CBCA on March 13, 2018, with the objective of the retail sale and marketing of cannabis products in Canada. MedMen Canada holds the exclusive license to the MedMen brand in Canada for a minimum term of 20 years. The Company holds variable interests in MedMen Canada through its ownership of 50% of MedMen Canada’s common shares and other subordinated debt. MedMen Canada’s economic performance is driven by the quantity and strains of cannabis sold. Subject to applicable law, the joint venture partners mutually determine the quantity and strains of cannabis to be sold in MedMen Canada’s retail stores, if and when stores are opened.
Natuera is a joint venture registered in Luxembourg with the objective of cultivating and commercializing hemp and cannabis products. The Company holds variable interests in Natuera through its ownership of 50% of Natuera’s common shares. Natuera’s economic performance is driven by the quantity and strains of cannabis grown, which is mutually determined by the joint venture partners.
CLS is a wholly owned subsidiary of Cannasoul Analytics Ltd., incorporated with the purpose of establishing a commercial cannabis analytical testing laboratory located on the premises of Cronos Israel (the “Cannasoul Collaboration”). Cronos Israel agreed to advance up to ILS 8,297 ($2,511) by a non-recourse loan (the “Cannasoul Collaboration Loan”) to CLS over a period of two years from April 1, 2020 for the capital and operating expenditures of the laboratory. The loan bears interest at 3.5% annually. Cronos Israel will receive 70% of the profits of the laboratory until such time as it has recovered 150% of the amounts advanced to CLS, after which time it will receive 50% of the laboratory profits. As a result, the Company is exposed to economic variability from CLS’s performance. The Company does not consolidate CLS as it does not have the power to direct the activities that most significantly impact the entity’s economic performance; thus, the Company is not considered the primary beneficiary of the entity. The carrying amount of the non-recourse loan is recorded under loans receivable and the full loan amount, ILS 8,297, represents the Company’s maximum potential exposure to losses through the Cannasoul Collaboration. See Note 4. Loans Receivable, net for further information regarding loans receivable.
A reconciliation of the carrying amount of the investments in associates and joint ventures is as follows:

	Ownership interest	As of June 30, 2021	As of December 31, 2020
Cronos Australia	31%	$—	$—
Cronos GrowCo	50%	19,022	19,235
Natuera(i)	50%	1,948	—
		$20,970	$19,235
(i)On April 1, 2021, the Company and an affiliate of Agroidea (“AGI”), the other joint venture partner of Natuera, converted all advances made to Natuera under the master loan agreement entered into with Natuera on September 27, 2019 (the “Natuera Series A Loan”), plus accrued interest, into equity of Natuera. Total aggregate gross advances to Natuera under the Natuera Series A Loan were $15,500, of which the Company advanced 50% and AGI advanced the remaining 50%, or $7,750 each. As a result, the Company transferred the carrying value of the Natuera Series A Loan of approximately $2,013 plus accrued interest of $540, for a total investment value of $2,553, which approximates fair value, to investments in equity accounted investees in respect of Natuera. See Note 4. Loans Receivable, net.
The Company’s share of net losses from equity investments accounted for under the equity method of accounting:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Cronos Australia	$—	$(235)	$—	$(235)
Cronos GrowCo	(459)	(190)	(758)	(501)
Natuera	(656)	(369)	(2,000)	(1,230)
	$(1,115)	$(794)	$(2,758)	$(1,966)

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
The Company determined that the maximum exposure of loss on investments in non-consolidated investments is limited to the Company’s initial investment, advances and/or loans for each variable interest entity. The following is a summary of the maximum exposure to loss as of June 30, 2021 and December 31, 2020:

	Ownership interest	As of June 30, 2021	As of December 31, 2020
Cronos Australia	31%	$1,573	$1,530
Cronos GrowCo	50%	21,723	21,125
MedMen Canada	50%	494	467
Natuera	50%	8,047	8,154
Total		$31,837	$31,276
(b)Other investments
Other investments consist of investments in options of companies in the cannabis industry.
On June 14, 2021, the Company purchased an option to acquire 473,787 shares of Class A Common Stock of PharmaCann, Inc. (“PharmaCann”), a vertically integrated cannabis company in the United States, at an exercise price of $0.0001 per share, representing approximately 10.5% of PharmaCann’s issued and outstanding capital stock on a fully diluted basis, for an aggregate purchase price of approximately $110,392. The option exercise will be based upon various factors, including the status of U.S. federal cannabis legalization, as well as regulatory approvals, including in the states where PharmaCann operates that may be required upon exercise. This option is classified as an equity security without a readily determinable fair value. The Company has elected to measure the fair value of the option at cost less impairment, if any, and subsequently adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The option is reported as other investments on the condensed consolidated balance sheet for the period ended June 30, 2021. As of June 30, 2021 and December 31, 2020, the Company did not hold any additional other investments.

4. Loans Receivable, net

	As of June 30, 2021	As of December 31, 2020
Natuera Series A Loan(i)	$—	$3,518
GrowCo Facility(ii)	1,614	3,137
Add: Accrued interest	3,414	428
Total current portion of loans receivable	5,028	7,083
GrowCo Facility(ii)	77,474	69,939
Mucci Promissory Note(iii)	13,969	13,324
Cannasoul Collaboration Loan(iv)	1,870	1,261
Add: Accrued interest	800	2,667
Total long-term portion of loans receivable	94,113	87,191
Total loans receivable, net	$99,141	$94,274
(i)On April 1, 2021, the Company and AGI converted all advances made to Natuera under the Series A Loan, plus accrued interest, into equity of Natuera. Total aggregate gross advances to Natuera under the Natuera Series A Loan were $15,500, of which the Company advanced 50% and AGI advanced the remaining 50%, or $7,750 each. As a result, the Company transferred the carrying value of the Natuera Series A Loan of approximately $2,013 plus accrued interest of $540, for a total investment value of $2,553, which approximates fair value, to investments in equity accounted investees in respect of Natuera. See Note 3. Investments.
(ii)As of June 30, 2021 and December 31, 2020, Cronos GrowCo had drawn C$100,000 ($80,678) and C$95,150 ($74,626), respectively, from a credit agreement it entered into with the Company in August 2019 (the “GrowCo Facility”). As of June 30, 2021 and December 31, 2020, the Company had an allowance for credit losses of $1,590 and $1,470, respectively, recorded against the GrowCo Facility.
(iii)As of June 30, 2021 and December 31, 2020, the Company had an allowance for credit losses of $278 and $259, respectively, recorded against the promissory note receivable agreement entered into with Mucci on June 28, 2019 (the “Mucci Promissory Note”).
(iv)As of June 30, 2021 and December 31, 2020 CLS has received ILS 6,223 and ILS 4,149 (approximately $1,909 and $1,287 respectively) from the Cannasoul Collaboration Loan. As of June 30, 2021 and December 31, 2020, the Company had an allowance for credit losses of $39 and $25, respectively, recorded against the Cannasoul Collaboration Loan.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
5. Derivative Liabilities
On March 8, 2019, the Company closed the previously announced investment in the Company (the “Altria Investment”) by Altria Group, Inc. (“Altria”), pursuant to a subscription agreement dated December 7, 2018. As of the closing date of the Altria Investment, the Altria Investment consisted of 149,831,154 common shares of the Company and one warrant of the Company (the “Altria Warrant”), all of which were issued to a wholly owned subsidiary of Altria. As of the closing date of the Altria Investment, Altria beneficially held an approximately 45% ownership interest in the Company (calculated on a non-diluted basis). As summarized in this note, if exercised in full on such date, the exercise of the Altria Warrant would have resulted in Altria holding a total ownership interest in the Company of approximately 55% (calculated on a non-diluted basis). As of June 30, 2021, Altria beneficially held an approximately 42% ownership interest in the Company (calculated on a non-diluted basis). As summarized in this note, if exercised in full on such date, the exercise of the Altria Warrant would have resulted in Altria holding a total ownership interest in the Company of approximately 53% (calculated on a non-diluted basis). Pursuant to the investor rights agreement between the Company and Altria, entered into in connection with the closing of the Altria Investment (the “Investor Rights Agreement”), the Company granted Altria certain rights, among others, summarized in this note.
The summaries below are qualified entirely by the terms and conditions fully set out in the Investor Rights Agreement and the Altria Warrant, as applicable.
a.The Altria Warrant entitles the holder, subject to certain qualifications and limitations, to subscribe for and purchase up to an additional approximate 10% of the common shares of Cronos (approximately 83 million common shares at June 30, 2021) at a per share exercise price of C$19.00, which expires on March 8, 2023.
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

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
A reconciliation of the carrying amounts of the derivative liability for the three months ended June 30, 2021 and 2020:

	As of April 1, 2021	Revaluation gain	Out-of-period adjustment	Foreign exchange effect	As of June 30, 2021
(a) Altria Warrant	$234,656	$(85,778)	$—	$1,205	$150,083
(b) Pre-emptive Rights	20,173	(6,360)	—	113	13,926
(c) Top-up Rights	17,471	(23,110)	11,278	(85)	5,554
	$272,300	$(115,248)	$11,278	$1,233	$169,563

	As of April 1, 2020	Revaluation loss	Exercise of rights	Foreign exchange effect	As of June 30, 2020
(a) Altria Warrant	$132,366	$30,052	$—	$3,540	$165,958
(b) Pre-emptive Rights	13,070	2,610	—	500	16,180
(c) Top-up Rights	20,013	3,218	(727)	1,072	23,576
	$165,449	$35,880	$(727)	$5,112	$205,714
A reconciliation of the carrying amounts of the derivative liability for the six months ended June 30, 2021 and 2020:

	As of January 1, 2021	Revaluation loss/(gain)	Exercise of rights	Foreign exchange effect	As of June 30, 2021
(a) Altria Warrant	$138,858	$7,186	$—	$4,039	$150,083
(b) Pre-emptive Rights	12,095	1,473	—	358	13,926
(c) Top-up Rights	12,457	(7,033)	—	130	5,554
	$163,410	$1,626	$—	$4,527	$169,563

	As of January 1, 2020	Revaluation loss/(gain)	Exercise of rights	Foreign exchange effect	As of June 30, 2020
(a) Altria Warrant	$234,428	$(58,052)	$—	$(10,418)	$165,958
(b) Pre-emptive Rights	12,787	3,925	—	(532)	16,180
(c) Top-up Rights	49,945	(23,361)	(727)	(2,281)	23,576
	$297,160	$(77,488)	$(727)	$(13,231)	$205,714
Fluctuations in the Company’s share price are a primary driver for the changes in the derivative valuations during each reporting period. As the share price decreases for each of the related derivative instruments, the liability of the instrument generally decreases. Share price is one of the significant observable inputs used in the fair value measurement of each of the Company’s derivative instruments. During the three months ended June 30, 2021, the Company’s share price decreased from April 1, 2021 and we recorded an out-of-period adjustment of $11,278. See Note 1. Background, Basis of Presentation and Accounting Policies for more information on the out-of-period adjustment.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
The fair values of the derivative liabilities were determined using the Black-Scholes pricing model as of June 30, 2021 and December 31, 2020 applying the following inputs:

	As of June 30, 2021			As of December 31, 2020
	Altria Warrant	Pre-emptive Rights	Top-up Rights	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price at valuation date (i)	$10.68	$10.68	$10.68	$8.84	$8.84	$8.84
Subscription price (i)	$19.00	$16.25	$16.25	$19.00	$16.25	$16.25
Weighted average risk-free interest rate (ii)	0.38%	0.28%	0.31%	0.21%	0.17%	0.13%
Weighted average expected life (iii)	1.68	1.25	1.31	2.18	1.50	0.98
Expected annualized volatility (iv)	75%	75%	75%	81%	81%	81%
Expected dividend yield	—%	—%	—%	—%	—%	—%
(i)Per share in C$.
(ii)The risk-free interest rate was based on Bank of Canada government treasury bills and bonds with a remaining term equal to the expected life of the derivative liabilities. As of June 30, 2021 and December 31, 2020, the risk-free interest rate uses a range of approximately 0.15% to 0.85% and 0.10% to 0.39%, respectively, for the Pre-emptive Rights and Top-up Rights.
(iii)The expected life represents the period of time, in years, that the derivative liabilities are expected to be outstanding. The expected life of the Pre-emptive Rights and Top-up Rights is determined based on the expected term of the underlying options, warrants, and shares, to which the Pre-emptive Rights and Top-up Rights are linked. As of June 30, 2021 and December 31, 2020, the expected life uses a range of approximately 0.25 year to 4.25 years and 0.50 year to 5.00 years, respectively.
(iv)Volatility was based on an equally weighted blended historical and implied volatility level of the underlying equity securities of the Company as of June 30, 2021. As of December 31, 2020, volatility was based on the blended historical volatility levels of the Company and peer companies.
The following table quantifies each of the significant inputs described above and provides a sensitivity analysis of the impact on the reported values of the derivative liabilities. The sensitivity analysis for each significant input is performed by assuming a 10% decrease in the input while other significant inputs remain constant at management’s best estimate as of the respective dates. While a decrease in the inputs noted below would cause a decrease in the carrying value of the derivative liability, there would also be an equal but opposite impact on net income (loss).

	Decrease as of June 30, 2021			Decrease as of December 31, 2020
	Altria Warrant	Pre-emptive Rights	Top-up Rights	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price	$31,375	$3,146	$1,302	$25,819	$2,527	$2,989
Weighted average expected life	14,220	5,266	502	13,541	1,988	2,121
Expected annualized volatility	27,375	2,348	968	26,183	2,269	2,602
These inputs are classified in Level 3 on the fair value hierarchy and are subject to volatility and several factors outside of the Company’s control, which could significantly affect the fair value of these derivative liabilities in future periods.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
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
The following table summarizes the total share-based payments associated with the Company’s stock options and RSUs for the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Stock options	$1,864	$1,770	$3,928	$3,500
RSUs	701	776	1,136	1,482
Total share-based payments	$2,565	$2,546	$5,064	$4,982
(b)Stock options
Vesting conditions for grants of options are determined by the Compensation Committee of the Company’s Board of Directors. The typical vesting for stock option grants made under the 2020 Omnibus Plan is annual vesting over three to five years with a maximum term of ten years. The typical vesting for stock option grants made under the Prior Option Plans is quarterly vesting over three to five years with a maximum term of seven years. The Prior Option Plans did not, and the 2020 Omnibus Plan does not, authorize grants of options with an exercise price below fair market value.
The following is a summary of the changes in stock options during the six months ended June 30, 2021 and 2020:

	Weighted average exercise price (C$) (i)	Number of options	Weighted average remaining contractual term (years)
Balance as of January 1, 2021	$5.40	13,755,148	2.30
Exercise of options	2.14	(5,349,818)
Cancellation, forfeiture and expiry of options	14.86	(33,699)
Balance as of June 30, 2021	$7.45	8,371,631	2.66
Exercisable as of June 30, 2021	$6.49	4,679,240	1.43
(i)The weighted average exercise price reflects the conversion of foreign currency-denominated stock options translated into C$ using the average foreign exchange rate as of the date of issuance.

	Weighted average exercise price (C$)	Number of options	Weighted average remaining contractual term (years)
Balance as of January 1, 2020	$4.84	14,149,502	2.56
Exercise of options	2.05	(1,807,909)
Cancellation, forfeiture and expiry of options	15.78	(127,045)
Balance as of June 30, 2020	$5.13	12,214,548	2.05
Exercisable as of June 30, 2020	$3.42	8,688,645	1.78
No stock options were granted during the six months ended June 30, 2021 and 2020.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
The following table summarizes stock options outstanding for the 2020 Omnibus Plan, the 2018 Stock Option Plan, and the 2015 Stock Option Plan:

	Stock options outstanding as of
	June 30, 2021	December 31, 2020
2020 Omnibus Plan	2,000,000	2,000,000
2018 Stock Option Plan	1,586,725	1,627,715
2015 Stock Option Plan	4,784,906	10,127,433
Total stock options outstanding	8,371,631	13,755,148
(c)Restricted share units
The following is a summary of the changes in RSUs for the six months ended June 30, 2021 and 2020:

	Number of RSUs (i)	Weighted average grant date fair value (C$)(ii)
Balance as of January 1, 2021	948,357	$7.66
Granted(i)	515,433	11.29
Vested and issued	(89,912)	7.52
Balance as of June 30, 2021	1,373,878	$9.03

	Number of RSUs (i)	Weighted average grant date fair value (C$)(ii)
Balance as of January 1, 2020	732,972	$15.34
Granted(i)	279,277	7.52
Balance as of June 30, 2020	1,012,249	$13.18
(i)RSUs granted in the period vest annually in equal installments over a three-year period following the grant date, subject to such holder’s continued employment through each vesting date. The vesting of such RSUs is not subject to the achievement of any performance criteria.
(ii)The weighted average grant date fair value reflects the conversion of foreign currency-denominated RSUs translated into C$ using the foreign exchange rate as of the date of issuance.
(d)Deferred share units
The following is a summary of the changes in DSUs during the six months ended June 30, 2021 and 2020:

	Number of DSUs	Financial liability
Balance as of January 1, 2021	83,293	$577
Loss on revaluation	—	141
Balance as of June 30, 2021	83,293	$718

	Number of DSUs	Financial liability
Balance as of January 1, 2020	33,397	$255
DSU liabilities settled	(8,484)	(46)
Gain on revaluation	—	(56)
Balance as of June 30, 2020	24,913	$153

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
(e)Warrants
The following is a summary of the changes in warrants during the six months ended June 30, 2021 and 2020:

	Weighted average exercise price (C$)	Number of warrants
Balance as of January 1, 2021	$0.25	7,987,349
Exercise of warrants	0.25	(7,987,349)
Balance as of June 30, 2021	$—	—

	Weighted average exercise price (C$)	Number of warrants
Balance as of January 1, 2020 and June 30, 2020	$0.26	18,066,662

As of June 30, 2021, there are no warrants outstanding other than the Altria Warrant. See Note 5. Derivative Liabilities for further description on the Altria Warrant.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
7. Earnings (Loss) per Share
Basic and diluted earnings (loss) per share from continuing operations are calculated using the following numerators and denominators:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Basic earnings (loss) per share computation
Net income (loss) from continuing operations attributable to the shareholders of Cronos Group	$57,615	$(106,931)	$(103,676)	$(30,891)
Weighted average number of common shares outstanding	371,721,382	349,075,408	367,391,118	348,946,439
Basic earnings (loss) from continuing operations per share(i)	$0.15	$(0.31)	$(0.28)	$(0.09)

Loss from discontinued operations attributable to the shareholders of Cronos Group	$(561)	$(46)	$(582)	$(46)
Weighted average number of common shares outstanding	371,721,382	349,075,408	367,391,118	348,946,439
Basic earnings from discontinued operations per share	$0.00	$0.00	$0.00	$0.00

Diluted earnings (loss) per share computation
Net income (loss) used in the computation of basic earnings (loss) from continuing operations per share	$57,615	$(106,931)	$(103,676)	$(30,891)
Adjustment for gain (loss) on revaluation of derivative liabilities	—	(729)	—	(729)
Net income (loss) used in the computation of diluted earnings (loss) from continuing operations per share	$57,615	$(107,660)	$(103,676)	$(31,620)

Weighted average number of common shares outstanding used in the computation of basic earnings (loss) per share	371,721,382	349,075,408	367,391,118	348,946,439
Dilutive effect of warrants	5,577	—	—	—
Dilutive effect of stock options	3,027,518	—	—	—
Dilutive effect of RSUs	595,379	—	—	—
Weighted average number of common shares for computation of diluted earnings (loss) from continuing operations per share(i)	375,349,856	349,075,408	367,391,118	348,946,439
Diluted earnings (loss) from continuing operations per share	$0.15	$(0.31)	$(0.28)	$(0.09)

Loss from discontinued operations attributable to the shareholders of Cronos Group	$(561)	$(46)	$(582)	$(46)
Weighted average number of common shares for computation of diluted loss from discontinued operations per share	375,349,856	349,075,408	367,391,118	348,946,439
Diluted earnings from discontinued operations per share	$0.00	$0.00	$0.00	$0.00
(i)In computing diluted earnings per share, incremental common shares are not considered in periods in which a net loss is reported as the inclusion of the common share equivalents would be anti-dilutive.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because conditions for contingently issuable shares were not satisfied at the end of the reporting periods.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Ginkgo equity milestones	14,674,904	14,674,904	14,674,904	14,674,904
Pre-emptive Rights	10,683,330	12,006,740	10,984,166	12,006,740
Top-up Rights – fixed price	3,698,611	26,686,413	7,406,031	26,686,413
Top-up Rights – market price	3,504,561	1,941,349	3,063,822	1,941,349
Altria Warrant	82,623,455	77,752,533	82,606,904	77,752,533
Stock options	1,411,944	10,495,235	6,136,113	10,547,256
Warrants	—	17,521,903	2,784,377	17,536,558
Restricted share units	265,904	1,012,249	717,127	1,012,249
Total anti-dilutive securities	116,862,709	162,091,326	128,373,444	162,158,002

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
The tables below set forth our condensed consolidated results of operations, expressed in thousands of U.S. dollars for the periods presented. Our condensed consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
Segment data was as follows for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30, 2021
	United States	Rest of World	Corporate Expenses	Total
Cannabis flower	$—	$11,597	$—	$11,597
Cannabis extracts	2,227	1,531	—	3,758
Other	—	267	—	267
Net revenue	$2,227	$13,395	$—	$15,622

Share of loss from equity accounted investments	$—	$1,115	$—	$1,115

Interest income	$20	$2,280	$—	$2,300
Interest expense	—	(7)	—	(7)
Interest income, net	$20	$2,273	$—	$2,293

Total assets	$709,956	$386,805	$741,850	$1,838,611
Depreciation and amortization	68	975	—	1,043
Adjusted EBITDA	(10,711)	(32,605)	(6,443)	(49,759)
Purchase of property, plant and equipment, net	239	1,428	—	1,667

	Three months ended June 30, 2020
	United States	Rest of World	Corporate Expenses	Total
Cannabis flower	$—	$5,674	$—	$5,674
Cannabis extracts	2,174	1,917	—	4,091
Other	—	118	—	118
Net revenue	$2,174	$7,709	$—	$9,883

Share of loss from equity accounted investments	$—	$794	$—	$794

Interest income	9	3,808	—	3,817
Interest expense	—	(83)	—	(83)
Interest income, net	$9	$3,725	$—	$3,734

Total assets	$250,470	$348,569	$1,311,248	$1,910,287
Depreciation and amortization	36	643	—	679
Impairment loss on long-lived assets	40,000	—	—	40,000
Adjusted EBITDA	(4,785)	(18,618)	(3,583)	(26,986)
Purchase of property, plant and equipment, net	39	6,894	—	6,933

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents

	Six months ended June 30, 2021
	United States	Rest of World	Corporate Expenses	Total
Cannabis flower	$—	$21,031	$—	$21,031
Cannabis extracts	4,668	2,234	—	6,902
Other	—	300	—	300
Net revenue	$4,668	$23,565	$—	$28,233

Share of loss from equity accounted investments	$—	$2,758	$—	$2,758

Interest income	$23	$4,612	$—	$4,635
Interest expense	—	(13)	—	(13)
Interest income, net	$23	$4,599	$—	$4,622

Total assets	$709,956	$386,805	$741,850	$1,838,611
Depreciation and amortization	$139	$1,639	$—	$1,778
Impairment loss on long-lived assets	1,741	—	—	1,741
Adjusted EBITDA	(20,221)	(54,789)	(11,323)	(86,333)
Purchase of property, plant and equipment, net	319	8,028	—	8,347

	Six months ended June 30, 2020
	United States	Rest of World	Corporate Expenses	Total
Cannabis flower	$—	$8,415	$—	$8,415
Cannabis extracts	4,350	5,317	—	9,667
Other	—	233	—	233
Net revenue	$4,350	$13,965	$—	$18,315

Share of loss from equity accounted investments	$—	$1,966	$—	$1,966

Interest income	16	11,559	—	11,575
Interest expense	—	(90)	—	(90)
Interest income, net	$16	$11,469	$—	$11,485

Total assets	$250,470	$348,569	$1,311,248	$1,910,287
Depreciation and amortization	69	1,297	—	1,366
Impairment loss on long-lived assets	40,000	—	—	40,000
Adjusted EBITDA	(10,567)	(47,628)	(5,846)	(64,041)
Purchase of property, plant and equipment, net	219	13,125	—	13,344

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
The following tables set forth a reconciliation of net income (loss) as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated:

	Three months ended June 30, 2021
	United States	Rest of World	Corporate Expenses	Total
Net income (loss)	$(11,719)	$79,627	$(11,133)	$56,775
Interest income, net	(20)	(2,273)	—	(2,293)
Share of loss from equity accounted investments	—	1,115	—	1,115
Gain on revaluation of derivative liabilities(ii)	—	(115,248)	—	(115,248)
Transaction costs(iii)	—	—	2,758	2,758
Other, net(iv)	—	(1,127)	—	(1,127)
Loss from discontinued operations(v)	—	561	—	561
Share-based payments(vi)	822	1,743	—	2,565
Review costs related to restatement of 2019 interim financial statements(vii)	—	—	1,932	1,932
Depreciation and amortization	206	2,997	—	3,203
Adjusted EBITDA	$(10,711)	$(32,605)	$(6,443)	$(49,759)

	Three months ended June 30, 2020
	United States	Rest of World	Corporate Expenses	Total
Net loss	$(45,566)	$(55,095)	$(7,042)	$(107,703)
Interest income, net	(9)	(3,725)	—	(3,734)
Share of loss from equity accounted investments	—	794	—	794
Impairment loss on long-lived assets(i)	40,000	—	—	40,000
Loss on revaluation of derivative liabilities(ii)	—	35,880	—	35,880
Other, net(iv)	—	9	—	9
Loss from discontinued operations(v)	—	46	—	46
Share-based payments(vi)	756	1,790	—	2,546
Review costs related to restatement of 2019 interim financial statements(vii)	—	—	3,459	3,459
Depreciation and amortization	34	1,683	—	1,717
Adjusted EBITDA	$(4,785)	$(18,618)	$(3,583)	$(26,986)

	Six months ended June 30, 2021
	United States	Rest of World	Corporate Expenses	Total
Net loss	$(23,811)	$(62,520)	$(18,519)	$(104,850)
Interest income, net	(23)	(4,599)	—	(4,622)
Share of loss from equity accounted investments	—	2,758	—	2,758
Impairment loss on long-lived assets(i)	1,741	—	—	1,741
Loss on revaluation of derivative liabilities(ii)	—	1,626	—	1,626
Transaction costs(iii)	—	—	3,259	3,259
Other, net(iv)	—	(911)	—	(911)
Loss from discontinued operations(v)	—	582	—	582
Share-based payments(vi)	1,567	3,497	—	5,064
Review costs related to restatement of 2019 interim financial statements(vii)	—	—	3,937	3,937
Depreciation and amortization	305	4,778	—	5,083
Adjusted EBITDA	$(20,221)	$(54,789)	$(11,323)	$(86,333)

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents

	Six months ended June 30, 2020
	United States	Rest of World	Corporate Expenses	Total
Net income (loss)	$(52,082)	$33,772	$(13,712)	$(32,022)
Interest income, net	(16)	(11,469)	—	(11,485)
Share of loss from equity accounted investments	—	1,966	—	1,966
Impairment loss on long-lived assets(i)	40,000	—	—	40,000
Loss on revaluation of derivative liabilities(ii)	—	(77,488)	—	(77,488)
Other, net(iv)	—	(785)	—	(785)
Loss from discontinued operations(v)	—	46	—	46
Share-based payments(vi)	1,462	3,520	—	4,982
Review costs related to restatement of 2019 interim financial statements(vii)	—	—	7,866	7,866
Depreciation and amortization	69	2,810	—	2,879
Adjusted EBITDA	$(10,567)	$(47,628)	$(5,846)	$(64,041)
(i)For the six months ended June 30, 2021, impairment loss on long-lived assets relates to impairment on a leased premise in the U.S. segment, and for the three and six months ended June 30, 2020, impairment loss on long-lived assets relates to impairment on goodwill and intangibles related to our U.S. segment in 2020. See Note 12. Impairment Loss on Long-Lived Assets.
(ii)For the three and six months ended June 30, 2021 and 2020, gain/loss on revaluation of derivative liabilities represents the fair value changes on the derivative liabilities. See Note 5. Derivative Liabilities.
(iii)For the three and six months ended June 30, 2021, transaction costs represents legal, financial and other advisory fees and expenses incurred in connection with various strategic investments. These costs are included in general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
(iv)For the three and six months ended June 30, 2021, other, net is related to gain recorded on sale of the Company’s Winnipeg facility previously designated as held-for-sale in the first quarter of 2021, For the three and six months ended June 30, 2020, other, net is primarily comprised of the gain recorded related to the sale of common shares of Aurora Cannabis, Inc. (“Aurora”), which were received in connection with the achievement of a milestone related to Aurora’s acquisition of Whistler Medical Marijuana Corporation.
(v)For the three and six months ended June 30, 2020, loss from discontinued operations relates to the discontinuance of Original B.C. Ltd. (“OGBC”). See Note 11. Held-For-Sale Assets and Discontinued Operations.
(vi)For the three and six months ended June 30, 2021 and 2020, share-based payments relates to the vesting expenses of share-based compensation awarded to employees under the Company’s share-based award plans as described in Note 6. Share-based Payments.
(vii)For the three and six months ended June 30, 2021 and 2020, the financial statement review costs include costs related to the restatement of the Company’s 2019 interim financial statements, costs related to the Company’s responses to requests for information from various regulatory authorities relating to such restatement and legal costs defending shareholder class action complaints brought against the Company as a result of the restatement.
Net revenue attributed to a geographic region based on the location of the customer were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Canada	$10,664	$7,416	$18,246	$13,507
Israel	2,310	293	4,828	293
United States	2,227	2,174	4,668	4,350
Other countries	421	—	491	165
Net revenue	$15,622	$9,883	$28,233	$18,315
Property, plant and equipment assets were physically located in the following geographic regions:

	As of June 30, 2021	As of December 31, 2020
Canada	$168,462	$162,163
Israel	23,936	23,143
United States	1,522	2,293
Total	$193,920	$187,599
The Company sells products through a limited number of major customers. Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s revenues.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
United States
During the three and six months ended June 30, 2021 and 2020, the U.S. segment had no major customers.
As of June 30, 2021 and December 31, 2020, the Company had $106 and $65, respectively, in expected credit losses that have been recognized on receivables from contracts with customers.
There was no loss from discontinued operations from the U.S. Segment for the three and six months ended June 30, 2021 and 2020.
Rest of World
During the three months ended June 30, 2021, the Rest of World segment earned a total net revenue before excise taxes of $8,497 from three major customers, Ontario Cannabis Retail Corporation, Alberta Gaming, Liquor and Cannabis Commission and Société Québécoise du Cannabis, accounting for 19%, 14% and 12%, respectively, of the Company’s total net revenue before excise taxes. During the three months ended June 30, 2020, the Rest of World segment earned a total net revenue before excise taxes of $7,040 from four major customers, together accounting for 71% of the Company’s total net revenues before excise taxes.
During the six months ended June 30, 2021, the Rest of World segment earned a total net revenue before excise taxes of $18,250 from four major customers, Ontario Cannabis Retail Corporation, Novolog Group, Société Québécoise du Cannabis and Alberta Gaming, Liquor and Cannabis Commission, accounting for 15%, 14%, 13%, and 12% respectively, of the Company’s total net revenue before excise taxes. During the six months ended June 30, 2020, the Rest of World segment earned a total net revenue before excise taxes of $11,819 from four major customers, together accounting for 65% of the Company’s total net revenues before excise taxes.
As of June 30, 2021 and December 31, 2020, the Company had $158 and $9, respectively, in expected credit losses that have been recognized on receivables from contracts with customers.
The loss from discontinued operations from the Rest of World segment for the three months ended June 30, 2021 and 2020 was $561 and $46, respectively. The loss from discontinued operations from the Rest of World segment for the six months ended June 30, 2021 and 2020 was $582 and $46, respectively.

9. Commitments and Contingencies
(a)Commitments
There have been no material changes in the information regarding commitments as disclosed in the Company’s Annual Financial Statements.
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

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
On June 3, 2020, an alleged shareholder filed a Statement of Claim, as amended on August 12, 2020, in the Ontario Superior Court of Justice in Toronto, Ontario, Canada, seeking, among other things, an order certifying the action as a class action on behalf of a putative class of shareholders and damages of an unspecified amount. The Amended Statement of Claim names the Company, its former Chief Executive Officer (now Executive Chairman), Chief Financial Officer, former Chief Financial Officer and Chief Commercial Officer, and current and former members of the Board of Directors as defendants and alleges breaches of the Ontario Securities Act, oppression under the Ontario Business Corporations Act and common law misrepresentation. The Amended Statement of Claim generally alleges that certain of the Company’s prior public statements about revenues and internal controls were misrepresentations based on the Company’s March 2, 2020 disclosure that the Audit Committee of the Board of Directors was conducting a review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel, and the Company’s subsequent restatement. The Amended Statement of Claim does not quantify a damage request. On June 28, 2021, the Ontario Court dismissed motions brought by the plaintiff for leave to commence a claim for misrepresentation under the Ontario Securities Act and for certification of the action as a class action. The plaintiff appealed the Court’s dismissal of the motions, except with respect to the former Chief Financial Officer and Chief Commercial Officer, who agreed not to seek costs from plaintiff in connection with the dismissal of the motions
(ii)Regulatory reviews relating to restatement
The Company has been responding to requests for information from various regulatory authorities relating to its previously disclosed restatement of its financial statements for the first three quarters of 2019. The Company is responding to all such requests for information and cooperating with all regulatory authorities. The Company cannot predict the outcome of any such regulatory review or investigation and it is possible that additional investigations or one or more formal proceedings may be commenced against the Company and its current and former officers and directors in connection with these regulatory reviews and investigations.
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

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$895,181	$—	$—	$895,181
Short-term investments	201,699	—	—	201,699
Derivative liabilities	—	—	169,563	169,563

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,078,023	$—	$—	$1,078,023
Short-term investments	211,766	—	—	211,766
Derivative liabilities	—	—	163,410	163,410
There were no transfers between categories during the periods presented.
(b)Financial risks
The Company’s activities expose it to a variety of financial risks, including credit risk, market risk, interest rate risk, liquidity risk, and foreign currency rate risk.
(i)Credit risk
Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk from its operating activities, primarily accounts receivable and other receivables, and its investing activities, including cash held with banks and financial institutions, short-term investments, loans receivable, and advances to joint ventures. The Company’s maximum exposure to this risk is equal to the carrying amount of these financial assets, which amounted to $1,210,287 and $1,403,491 as of June 30, 2021 and December 31, 2020, respectively.
(a)Cash and cash equivalents, short-term investments, and other receivables
The Company held cash and cash equivalents and short-term investments and related interest receivable. Short-term investments and related interest receivable represents short-term investments with a maturity of less than a year and accrued interest as of period end. The cash and cash equivalents and short-term investments, including guaranteed investment certificates and bankers’ acceptances, are held with central banks and financial institutions that are highly rated. In addition to interest receivable, other receivables include sales taxes receivable from the government. As such, the Company has assessed an insignificant loss allowance on these financial instruments.
(b)Accounts receivable
An impairment analysis is performed at each reporting date using a provision matrix to measure expected credit losses. The provision rates are based on the days past due for groupings of various customer segments with similar loss patterns. The calculation reflects the probability-weighted outcome, the time value of money and reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Accounts receivable are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, among others, the failure of a debtor to engage in a repayment plan and a failure to make contractual payments for a period of greater than 120 days past due. As of June 30, 2021 and December 31, 2020, the Company had an allowance for credit losses of $264 and $74, respectively.
As of June 30, 2021, the Company has assessed that there is a concentration of credit risk, as 74% of the Company’s accounts receivable were due from four customers with an established credit history with the Company. As of December 31, 2020, 78% of the Company’s accounts receivable were due from four customers with an established credit history with the Company.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
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
(iii)Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those which possess a short-term to maturity. A 10% change in the interest rate in effect on June 30, 2021 and December 31, 2020 would not have a material effect on (i) fair value of the cash equivalents and short-term investments as the majority of the portfolio has a maturity date of three months or less or (ii) interest income. Management continues to monitor external interest rates and revise the Company’s investment strategy as a result.
During the three months ended June 30, 2021 and 2020, the Company recorded net interest income of $2,293 and $3,734, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded net interest income of $4,622 and $11,485, respectively.
(iv)Liquidity risk
Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due and arises principally from the Company’s accounts payable and other liabilities. The Company’s policy is to review liquidity resources and ensure that sufficient funds are available to meet financial obligations as they become due. Further, the Company’s management is responsible for ensuring funds exist and are readily accessible to support business opportunities as they arise. The Company’s funding was primarily provided in the form of capital raised through the issuance of common shares and warrants. As of June 30, 2021, the Company had assessed a concentration risk of vendors as 32% of accounts payables were due to one vendor. As of December 31, 2020, the Company had assessed a concentration risk of vendors as 64% due to four vendors.
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
During the three months ended June 30, 2021 and 2020, the Company had foreign currency gain on translation of $13,470 and $51,871, respectively. During the six months ended June 30, 2021 and 2020, the Company had foreign currency gain (loss) on translation of $29,754 and $(61,821), respectively. A 10% change in the exchange rates for the U.S. dollar would affect the carrying value of net assets by approximately $162,991 and $170,817 as of June 30, 2021 and December 31, 2020, respectively.

11. Held-For-Sale Assets and Discontinued Operations
During the year ended December 31, 2020, the Company advanced its plans for the sale and disposal of substantially all of the assets of OGBC and as a result, OGBC’s results of operations were reclassified as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. During the quarter ended June 30, 2021, the Company determined that the fair value of OGBC was lower than the carrying value of the assets. As such, a write-down to these held-for-sale assets of $561 was recorded in the second quarter of 2021. As of June 30, 2021, the assets and liabilities of OGBC continue to meet the definition of discontinued operations and are included as “held-for-sale” assets on the condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020, and loss from discontinued operations on the condensed consolidated statements of net income and comprehensive income for the three and six months ended June 30, 2021 and 2020.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
On June 10, 2021, the land and office building located in Winnipeg, Manitoba Canada, previously designated as held-for-sale in the first quarter of 2021, was sold for $2,059, net of costs to sell. As a result, the Company recorded a gain on the sale of $1,279 in other, net in its condensed consolidated income statement for the three and six months ended June 30, 2021.
The following table summarizes the financial information for discontinued operations:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Loss from discontinued operations, net of income taxes	$(561)	$(46)	$(582)	$(46)

	As of June 30, 2021	As of December 31, 2020
OGBC assets classified as held-for-sale	$645	$1,176

12. Impairment Loss on Long-Lived Assets
(a)Property, plant, and equipment, net and right-of-use assets
During the six months ended June 30, 2021, the Company recognized an impairment charge of $1,039 related to leasehold improvements located within leased premises, encompassing approximately 6,000 square feet, in Los Angeles, California, which the Company determined it no longer had plans to use. The significant change in the extent and manner in which the leasehold improvements are being used and the expectation that, more likely than not, the leasehold improvements will be disposed of before the end of their useful life triggered an impairment. The right-of-use lease asset associated with the leasehold improvements was also written down as a result of our decision to no longer use the leased premises. The Company recognized an impairment charge on the de-recognition of the right-of-use asset of $702 during the six months ended June 30, 2021. Both of the impairment charges are recognized in the statement of net income (loss) as impairment loss on property, plant and equipment and right-of-use assets. No impairment charges were recorded during the three months ended June 30, 2021 and the three and six months ended June 30, 2020 on property, plant and equipment and right-of-use assets.
(b)Intangible assets, net and goodwill
Goodwill and indefinite life intangible assets are reviewed for impairment annually or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. During the three months ended June 30, 2020, the Company concluded that the projected impact of the COVID-19 pandemic on its sales and revenues in the near term, together with the volatility in the market conditions during the quarter, represented potential indicators of impairment for the Company’s U.S. reporting unit as well as its Lord Jones brand acquired in September 2019. Accordingly, the Company performed an interim impairment analysis during the second quarter of 2020. As a result of this analysis, the Company recorded impairment charges of $35,000 on its U.S. reporting unit and $5,000 on its Lord Jones™ brand for the three and six months ended June 30, 2020, when the carrying value of these assets exceeded their fair value. No triggering events were identified or impairment charges recorded during the three and six months ended June 30, 2021 on intangible assets and goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read together with other information, including Cronos Group’s condensed consolidated financial statements and the related notes to those statements, included in Part I, Item 1. of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (this “Quarterly Report”), consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”) and Part I, Item 1A, Risk Factors, of the Annual Report.
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
•the anticipated benefits and impact of Altria Group, Inc.’s investment in the Company (the “Altria Investment”), pursuant to a subscription agreement dated December 7, 2018;
•the potential exercise of one warrant of the Company included as part of the Altria Investment, pre-emptive rights and/or top-up rights in connection with the Altria Investment, including proceeds to us that may result therefrom;
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
•uncertainties as to our ability to exercise the PharmaCann Option (as defined herein) in the near term or the future or in full or in part, including the uncertainties as to the status and future development of federal legalization of cannabis in the U.S. and our ability to realize the anticipated benefits of the transaction with PharmaCann (as defined herein);
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
The Forward-Looking Statements contained herein are based upon certain material assumptions that were applied in drawing a conclusion or making a forecast or projection, including: (i) our ability, and the abilities of our joint ventures and our suppliers and distributors, to effectively deal with the restrictions, limitations and health issues presented by the COVID-19 pandemic and the ability to continue our production, distribution and sale of our products and customer demand for and use of our products; (ii) management’s perceptions of historical trends, current conditions and expected future developments; (iii) our ability to generate cash flow from operations; (iv) general economic, financial market, regulatory and political conditions in which we operate; (v) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (vi) consumer interest in our products; (vii) competition; (viii) anticipated and unanticipated costs; (ix) government regulation of our activities and products including, but not limited to, the areas of taxation and environmental protection; (x) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (xi) our ability to obtain qualified staff, equipment and services in a timely and cost-efficient manner; (xii) our ability to conduct operations in a safe, efficient and effective manner; (xiii) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our recent acquisitions into our existing operations; (xiv) our ability to complete planned dispositions, including the sale of OGBC, and, if completed, obtain our anticipated sales price; (xv) our ability to exercise the PharmaCann Option and realize the anticipated benefits of the transaction with PharmaCann; and (xvi) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.

By their nature, Forward-Looking Statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the Forward-Looking Statements in this Quarterly Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, the risk that the COVID-19 pandemic may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; the risk that cost savings and any other synergies from the Altria Investment may not be fully realized or may take longer to realize than expected; the risk that we will not complete planned dispositions, including the sale of OGBC, or, if completed, obtain our anticipated sales price; the implementation and effectiveness of key personnel changes; future levels of revenues; consumer demand for cannabis and U.S. hemp products; our ability to manage disruptions in credit markets or changes to our credit ratings; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; the success or timing of completion of ongoing or anticipated capital or maintenance projects; business strategies, growth opportunities and expected investment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); the potential effects of judicial, regulatory or other proceedings, or threatened litigation or proceedings, on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the anticipated effects of actions of third parties such as competitors, activist investors or federal (including U.S. federal), state, provincial, territorial or local regulatory authorities or self-regulatory organizations; changes in regulatory requirements in relation to our business and products; legal or regulatory obstacles that could prevent us from being able to exercise the PharmaCann Option and thereby realizing the anticipated benefits of the transaction with PharmaCann; and the factors discussed under Part I, Item 1A, “Risk Factors” of the Annual Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on Forward-Looking Statements.
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
Foreign currency exchange rates
All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of the Company’s foreign operations are translated into dollars at the exchange rate in effect as of June 30, 2021, June 30, 2020 and December 31, 2020. Transactions affecting the shareholders’ equity are translated at historical foreign exchange rates. The condensed consolidated statements of net income (loss) and comprehensive income (loss) and condensed consolidated statements of cash flows of the Company’s foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period using Bloomberg.
The exchange rates used to translate from Canadian dollars (“C$”) to dollars is shown below:

(Exchange rates are shown as C$ per $)	As of
	June 30, 2021	June 30, 2020	December 31, 2020
Average rate	1.2293	1.3856	1.3036
Spot rate	1.2395	1.3576	1.2751
Year-to-date average rate	1.2481	1.3646	1.3411

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
Business segments
Cronos Group reports through two segments: “United States” (“U.S.”) and “Rest of World” (“ROW”). These two segments represent the geographic regions in which the Company operates and the different product offerings within each geographic region.
The United States segment manufactures, markets and distributes U.S. hemp-derived supplements and cosmetic products through e-commerce, retail and hospitality partner channels in the United States under the brands Lord Jones™, Happy Dance™ and PEACE+™.
The ROW segment is involved in the cultivation, manufacture, and marketing of cannabis and cannabis-derived products for the medical and adult-use markets. In Canada, Cronos Group operates two wholly owned license holders under the Cannabis Act (Canada), Peace Naturals Project Inc. (“Peace Naturals”), which has production facilities near Stayner, Ontario (the “Peace Naturals Campus”), and Cronos Fermentation, which has fermentation and manufacturing facilities in Winnipeg, Manitoba. In Israel, the Company operates under the IMC-GAP, IMC-GMP and IMC-GDP certifications required for the cultivation, production and marketing of dried flower, pre-rolls and cannabis oils in the Israeli medical market. Cronos Group has established strategic joint ventures in Canada, Israel and Colombia. Cronos Group additionally holds approximately 31% of the issued capital of Cronos Australia Limited, which is listed on the Australian Securities Exchange under the trading symbol “CAU.” Cronos Group currently exports cannabis products to countries that permit the import of such products, such as Australia, Germany and Israel.

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
In the U.S., numerous states have continued to remove their COVID-19 related restrictions as the rollout of vaccines continues. This has resulted in the re-opening of, and increased occupancy capacities in, retail outlets, including those that sell the Company’s products. Any reinstatement of restrictions on the operations of retail outlets could negatively impact the Company’s short-term results of operations in the U.S. Recently in the U.S., there have been a number of supply chain challenges, such as container ships facing delays due to congestion in ports, impacting many industries, including the industries in which the Company operates. Although we have not yet seen a significant impact, we continue to monitor our supply chain closely.
In Canada, COVID-19 restrictions began gradually easing at the end of June 2021 as the vaccination rate increases. Each province is responsible for implementing re-opening plans and certain provinces, including Ontario, are progressing through phases of re-opening which may permit continued increases to the allowance of in-person shopping, typically in the form of percentage of store capacity. All provinces have some form of cannabis retail open to consumers, whether it be restricted in-person shopping, curb-side pickup or delivery. The lockdown measures taken in the first six months of 2021 to slow infection rates negatively impacted the Company’s short-term revenue growth in Canada. However, if provincial reopening plans are effective across some provinces in the third quarter of 2021, we expect to partially mitigate this negative impact.
In Israel, most COVID-19 restrictions have been removed as vaccination rates have increased. Occupancy limitations in retail outlets have been removed, including those that sell the Company’s products. The Company does not expect the remaining COVID-19 restrictions to have a material impact on the Company’s short-term revenue growth in Israel.

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
Transaction
In June 2021, Cronos Group announced a strategic investment (the “PharmaCann Investment”) in PharmaCann Inc. (“PharmaCann”), a leading vertically integrated U.S. cannabis company. A wholly owned subsidiary of Cronos Group purchased an option (the “PharmaCann Option”) to acquire an approximately 10.5% ownership stake in PharmaCann on a fully-diluted basis for a total consideration of approximately $110.4 million. PharmaCann has a broad geographic footprint in the U.S. and has built an efficient, effective and scalable operating model, including six production facilities and 24 dispensaries operating under the Verilife™ brand across the following six limited license states: New York, Illinois, Ohio, Maryland, Pennsylvania and Massachusetts. PharmaCann continues to invest in its manufacturing infrastructure and brand development to capitalize on the significant consumer retail and business-to-business wholesale opportunities. Following the exercise of the PharmaCann Option (which will be based upon various factors, including the status of U.S. federal cannabis legalization), Cronos Group and PharmaCann will enter into commercial agreements that would permit each party to offer its products through either party’s distribution channels.
Brand and product portfolio
In June 2021, Cronos Group launched SOURZ by Spinach™, an exciting new line of cannabis gummies with bold and unique dual flavor combinations, into the Canadian adult-use market. SOURZ by Spinach™ delivers bold fruit flavors in a distinctive “S” shape with a proprietary coating designed to provide a sour and sweet flavor profile, differentiating the product and elevating the consumer experience. SOURZ by Spinach™ has quickly risen to being one of the top performing brands in the edibles category.
In June 2021, Cronos Group launched Spinach™ DABZ, a new line of cannabis concentrates, into the Canadian adult-use market. Spinach™ DABZ are 100% cannabis-derived with no color remediation or additives to preserve terpenes and full spectrum cannabinoids. Broadening the reach of Cronos Group’s Spinach™ brand into new and emerging categories with differentiated products will continue to be the key driver of innovation initiatives.
During the second quarter of 2021, the Spinach™ brand also launched a 28-gram format for Spinach™ flower, Spinach™ Nuggetz, and a new flower SKU, Spinach™ GMO Cookies, in select markets in Canada.
In June 2021, the Company officially re-launched PEACE+™, Cronos Group’s U.S. hemp-derived CBD offering that is positioned in the mainstream market through its direct-to-consumer website, peaceplus.com. PEACE+™’s initial product portfolio consists of four tinctures. The Company intends to expand the product portfolio over time with innovative U.S. hemp-derived CBD products.
Subsequent to the end of the second quarter of 2021, in July 2021, Happy Dance™ launched a new facial skin care product, Look Alive CBD Face Moisturizer. This moisturizer has a whipped, light texture and is packed with hydrating ingredients such as avocado oil, hyaluronic acid and high-quality U.S. hemp-derived CBD. The product is now available online to U.S. consumers through the brand’s direct-to-consumer website, doahappydance.com, and online at ULTA.com and is expected to become available in ULTA Beauty™ stores throughout the U.S. in the coming weeks.
Intellectual property initiatives
In June 2021, Cronos Group and Ginkgo Bioworks, Inc. (“Ginkgo”) announced an amended collaboration and license agreement that will enable the companies to accelerate the commercialization of cultured cannabinoids at scale. The amended agreement follows the receipt of Cronos Fermentation’s processing license in April 2021, and most recently the receipt of its license issued by the Canada Revenue Agency. With the amended agreement and both licenses in hand, Cronos Fermentation commenced commercial-scale production of cannabigerol (“CBG”) in June 2021. Cronos Group is prioritizing rare cannabinoids, such as CBG, and plans to sequence commercial production and subsequent product launches based on this approach. Cronos Group expects that the final productivity target for CBG will be achieved prior to September 2021, as previously announced.

Appointments
Kendrick Ashton Jr. was elected to Cronos Group’s Board of Directors at the Annual Meeting of Shareholders held on June 25, 2021. Mr. Ashton is the Co-Founder and Co-Chief Executive Officer of The St. James, a leading developer and operator of performance, wellness and lifestyle brands, experiences and destinations. Prior to founding The St. James in 2014, Mr. Ashton was a founding member and Managing Director of Perella Weinberg Partners, a boutique financial services firm founded in 2006. Prior to joining Perella Weinberg Partners, Mr. Ashton was an investment banker at Goldman, Sachs & Co. and gained legal experience at Cravath, Swaine & Moore LLP and Wachtell, Lipton, Rosen & Katz. Mr. Ashton is a member of the Board of Trustees of the Colonial Williamsburg Foundation, the Board of Trustees of the National Urban League, the Board of Directors of Archbishop John Carroll High School and the Board of Directors of Bellwether Education Partners and is an emeritus member of the Board of Visitors and Foundation Board of the College of William & Mary.
In April 2021, Thomas Cohn joined Cronos Group as Head of Regulatory and Product. Mr. Cohn joined Cronos Group from The Avon Company, where he served as General Counsel and Corporate Secretary. Mr. Cohn also served as Deputy General Counsel, Regulatory at NBTY, Inc., a leading vertically integrated manufacturer, marketer and distributor of nutritional supplements with global operations. Prior to his time at NBTY, Inc., Mr. Cohn served in various roles at the Federal Trade Commission (“FTC”) from 1991 to 2008, including as Director and Assistant Director of its Northeast Region, where he was responsible for managing antitrust and consumer protection investigations and law enforcement actions, as well as local and regional outreach efforts to educate consumers, businesses, and law enforcement agencies on fraud identification and avoidance, and how to comply with antitrust and consumer protection laws enforced by the FTC.
In July 2021, Anthony Parisi joined Cronos Group as Global Head of Audit, a newly formed role for the Company. Mr. Parisi joins Cronos Group with over 20 years of audit experience, most recently serving as Vice President of Global Audit and Risk Management for Reliance Worldwide Corporation, an ASX listed company.
In June 2021, Carlos Cortez joined Cronos Group as Vice President & Controller, a role which includes serving as the Company’s principal accounting officer. Mr. Cortez joins Cronos Group with over 18 years of experience, most recently serving as Corporate Controller of SharpSpring, Inc., a publicly traded cloud-based marketing technology company. Prior to his time at SharpSpring, Inc., Mr. Cortez was the Senior Finance Director – Record to Report for Discovery, Inc., a publicly traded global media company, from August 2019 until December 2020. Prior to his time at Discovery, Inc., Mr. Cortez spent five years as Corporate Controller for Malibu Boats, Inc., a publicly traded manufacturer of recreational powerboats.

Consolidated Results of Operations
The tables below sets forth our condensed consolidated results of operations, expressed in thousands of U.S. dollars for the periods presented. Our condensed consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods.

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net revenue before excise taxes	$18,848	$11,432	$33,502	$20,776
Excise taxes	(3,226)	(1,549)	(5,269)	(2,461)
Net revenue	15,622	9,883	28,233	18,315
Cost of sales	19,445	9,743	35,019	16,689
Inventory write-down	11,961	3,062	11,961	11,024
Gross loss	(15,784)	(2,922)	(18,747)	(9,398)
Operating expenses:
Sales and marketing	13,209	6,501	23,463	13,613
Research and development	5,199	3,631	10,301	8,221
General and administrative	22,417	18,429	44,323	42,188
Share-based payments	2,565	2,546	5,064	4,982
Depreciation and amortization	1,043	679	1,778	1,366
Total operating expenses	44,433	31,786	84,929	70,370
Operating loss	(60,217)	(34,708)	(103,676)	(79,768)
Other income (loss)	117,553	(72,949)	(592)	47,792
Loss from discontinued operations	(561)	(46)	(582)	(46)
Net income (loss)	56,775	(107,703)	(104,850)	(32,022)
Net loss attributable to non-controlling interests	(279)	(726)	(592)	(1,085)
Net income (loss) attributable to Cronos Group	$57,054	$(106,977)	$(104,258)	$(30,937)

Summary of select financial results

	For the three months ended June 30,		Change			For the six months ended June 30,		Change
	2021	2020	$	%		2021	2020	$	%
Net revenue	$15,622	$9,883	$5,739	58%		$28,233	$18,315	$9,918	54%
Cost of sales	19,445	9,743	9,702	100%		35,019	16,689	18,330	110%
Inventory write-down	11,961	3,062	8,899	291%		11,961	11,024	937	8%
Gross loss	(15,784)	(2,922)	(12,862)	440%		(18,747)	(9,398)	(9,349)	99%
Gross margin	(101)%	(30)%	N/A	(71)	pp	(66)%	(51)%	N/A	(15)	pp

Net revenue
For the three months ended June 30, 2021, we reported consolidated net revenue of $15.6 million, representing an increase of $5.7 million from the three months ended June 30, 2020. For the six months ended June 30, 2021 we reported consolidated net revenue of $28.2 million, representing an increase of $9.9 million from the six months ended June 30, 2020.
For both the three and six month comparative periods, the increase was primarily due to the continued growth of the adult-use market in Canada and increased sales in the Israeli medical market.
Cost of sales
For the three months ended June 30, 2021, we reported consolidated cost of sales of $19.4 million, representing an increase of approximately $9.7 million from the three months ended June 30, 2020. For the six months ended June 30, 2021, we reported consolidated cost of sales of $35.0 million, representing an increase of approximately $18.3 million from the six months ended June 30, 2020.
For both the three and six month comparative periods, the increase was primarily due to the increase in sales volume noted above as well as start-up costs associated with new product development in the ROW segment.
Inventory write-downs
For the three months ended June 30, 2021, we reported consolidated inventory write-downs of $12.0 million, representing an increase of approximately $8.9 million from the three months ended June 30, 2020. For the six months ended June 30, 2021, we reported consolidated inventory write-downs of $12.0 million, representing an increase of approximately $0.9 million from the six months ended June 30, 2020.
For both the three and six month comparative periods, the increases in inventory-write downs were primarily related to cannabis strains and potency levels that are no longer in-line with consumer preferences in the Canadian market and adjustments for obsolete inventory in Canada.
Gross loss
For the three months ended June 30, 2021, we reported consolidated gross loss of $15.8 million, representing an increase in losses of $12.9 million from the three months ended June 30, 2020. For the six months ended June 30, 2021, we reported gross loss of $18.7 million, representing an increase in losses of $9.3 million from the six months ended June 30, 2020.
For the three month comparative periods, the changes in gross loss and gross margin percentage were primarily due to inventory write-downs in the ROW segment, the impact of strategic price reductions on various adult-use cannabis products in Canada in the second half of 2020 as well as start up costs associated with new product development in the ROW segment. For the six month comparative periods, the changes in gross loss and gross margin percentage were primarily due to the impact of strategic price reductions on various adult-use cannabis products in Canada in the second half of 2020 as well as start up costs associated with new product development in the ROW segment.

Operating expenses

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Sales and marketing	$13,209	$6,501	$6,708	103%	$23,463	$13,613	$9,850	72%
Research and development	5,199	3,631	1,568	43%	10,301	8,221	2,080	25%
General and administrative	22,417	18,429	3,988	22%	44,323	42,188	2,135	5%
Share-based payments	2,565	2,546	19	1%	5,064	4,982	82	2%
Depreciation and amortization	1,043	679	364	54%	1,778	1,366	412	30%
Total operating expenses	$44,433	$31,786	$12,647	40%	$84,929	$70,370	$14,559	21%
Sales and marketing
For the three months ended June 30, 2021, sales and marketing expenses were $13.2 million, representing an increase of $6.7 million from the three months ended June 30, 2020. For the six months ended June 30, 2021, sales and marketing expenses were $23.5 million, representing an increase of $9.9 million from the six months ended June 30, 2020.
For both the three and six month comparative periods, the increase was primarily due to an increase in ongoing advertising and marketing campaigns related to our brands in the U.S. segment, which began in the second half of 2020 as well as increased headcount and related costs tied to these marketing efforts. During the first half of 2020, new hiring and spending on sales and marketing were delayed in the U.S. segment due to the impact of COVID-19.
Research and development
For the three months ended June 30, 2021, research and development expenses were $5.2 million, representing an increase of $1.6 million from the three months ended June 30, 2020. For the six months ended June 30, 2021, research and development expenses were $10.3 million, representing an increase of $2.1 million from the six months ended June 30, 2020.
For both the three and six month comparative periods, this increase was primarily driven by increased spending on product development and developing cannabinoid intellectual property in the ROW segment.
General and administrative
For the three months ended June 30, 2021, general and administrative expenses were $22.4 million, representing an increase of $4.0 million from the three months ended June 30, 2020. For the six months ended June 30, 2021, general and administrative expenses were $44.3 million, representing an increase of $2.1 million from the six months ended June 30, 2020.
For both the three and six month comparative periods, this change was primarily due to increased advisory fees associated with strategic initiatives including the PharmaCann investment, which did not take place during the comparable periods in 2020.
Depreciation and amortization
For the three months ended June 30, 2021, depreciation and amortization expenses were $1.0 million, representing an increase of $0.4 million from the three months ended June 30, 2020. For the six months ended June 30, 2021, depreciation and amortization expenses were $1.8 million, representing an increase of $0.4 million from the six months ended June 30, 2020.
For both the three and six month comparative periods, the change was primarily due to the increased capital expenditures in the ROW segment in the second half of 2020.

Other income (loss) & discontinued operations

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Interest income, net	$2,293	$3,734	$(1,441)	(39)%	$4,622	$11,485	$(6,863)	(60)%
Gain (loss) on revaluation of derivative liabilities	115,248	(35,880)	151,128	421%	(1,626)	77,488	(79,114)	(102)%
Impairment on long-lived assets	—	(40,000)	40,000	100%	(1,741)	(40,000)	38,259	96%
Share of loss from equity accounted investments	(1,115)	(794)	(321)	(40)%	(2,758)	(1,966)	(792)	(40)%
Other, net	1,127	(9)	1,136	12622%	911	785	126	16%
Total other income (loss)	117,553	(72,949)	190,502	261%	(592)	47,792	(48,384)	(101)%
Loss from discontinued operations	(561)	(46)	(515)	(1120)%	(582)	(46)	(536)	(1165)%
Net income (loss)	$56,775	$(107,703)	$164,478	153%	$(104,850)	$(32,022)	$(72,828)	(227)%
Interest income
For the three months ended June 30, 2021, net interest income was $2.3 million, representing a decrease of $1.4 million from the three months ended June 30, 2020. For the six months ended June 30, 2021, net interest income was $4.6 million, representing a decrease of $6.9 million from the six months ended June 30, 2020.
For both the three and six month comparative periods, the decrease in net interest income was primarily due to reduced interest rates on interest earning accounts as well as a decrease in interest earning assets during the three and six months ended June 30, 2021 compared to the same periods in 2020.
Gain/loss on revaluation of derivative liabilities
For the three months ended June 30, 2021, gain on revaluation on derivatives was $115.2 million, including an out-of-period adjustment of $11.3 million, representing an increase of $151.1 million from the three months ended June 30, 2020. For the six months ended June 30, 2021, loss on revaluation on derivatives was $1.6 million, representing a decrease of $79.1 million from the six months ended June 30, 2020.
The valuation of derivative liabilities is based on inputs such as the Company’s share price and volatility, expected term and expected risk-free interest rate which have in the past, and may in the future, fluctuate significantly period-to-period. The Company expects continued fluctuations in derivative valuations. For further information, see Note 5. Derivative Liabilities to the Company’s condensed consolidated financial statements under Item 1. “Financial Statements” of this Quarterly Report.
Impairment loss on long-lived assets
For the three months ended June 30, 2021, there were no impairments on long lived assets. For the six months ended June 30, 2021, impairment on long lived assets was $1.7 million, representing a decrease of $38.3 million from the six months ended June 30, 2020.
For both the three and six month comparative periods, the decrease in impairment loss on long-lived assets was due to $40.0 million in impairment charges recorded on the U.S. reporting unit and the Lord Jones™ brand recorded in the first half of 2020.
Share of loss from equity accounted investments
For the three months ended June 30, 2021, share of loss from equity accounted investments was $1.1 million, representing an increase of $0.3 million from the three months ended June 30, 2020. For the six months ended June 30, 2021, share of loss from equity accounted investments was $2.8 million, representing an increase of $0.8 million from the six months ended June 30, 2020.
For both the three and six month comparative periods, the change was due to recurring losses from the Company’s equity accounted investments. For further information, see Note 3. Investments to the Company’s condensed consolidated financial statements under Item 1. “Financial Statements” of this Quarterly Report.
Other, net
For the three months ended June 30, 2021, other income was $1.1 million, representing an increase of $1.1 million from the three months ended June 30, 2020. This change was primarily due to a gain on held-for-sale assets in the three months ended June 30, 2021 compared with a small gain on disposal of other assets in the three months ended June 30, 2020. For the six months ended June 30, 2021, other income was $0.9 million, essentially unchanged from the six months ended June 30, 2020.

Results of Operations by Business Segment:
The tables below sets forth our condensed consolidated results of operations by our two business segments: ROW and U.S., expressed in U.S. dollars and in thousands for the periods presented. Our condensed consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods. Certain totals in the tables below will not sum to exactly 100% due to rounding.
Summary of select financial results – ROW

	For the three months ended June 30,		Change			For the six months ended June 30,		Change
	2021	2020	$	%		2021	2020	$	%
Net revenue	$13,395	$7,709	$5,686	74%		$23,565	$13,965	$9,600	69%
Cost of sales	17,862	8,156	9,706	119%		32,171	14,008	18,163	130%
Inventory write-down	11,961	3,062	8,899	291%		11,961	11,024	937	8%
Gross loss	(16,428)	(3,509)	(12,919)	368%		(20,567)	(11,067)	(9,500)	86%
Gross margin	(123)%	(46)%	N/A	(77)	pp	(87)%	(79)%	N/A	(8) pp
Net revenue – ROW

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Cannabis flower	$11,597	$5,674	$5,923	104%	$21,031	$8,415	$12,616	150%
Cannabis extracts	1,531	1,917	(386)	(20)%	2,234	5,317	(3,083)	(58)%
Other	267	118	149	126%	300	233	67	29%
Net revenue	$13,395	$7,709	$5,686	74%	$23,565	$13,965	$9,600	69%
For the three months ended June 30, 2021, the ROW segment reported net revenue of $13.4 million, representing an increase of $5.7 million from the three months ended June 30, 2020. For the six months ended June 30, 2021, the ROW segment reported net revenue of $23.6 million, representing an increase of $9.6 million from the six months ended June 30, 2020.
For both the three and six month comparative periods, the change was primarily due to continued growth of the adult-use cannabis flower market in Canada and sales in the Israeli medical cannabis market.
Cost of sales – ROW
For the three months ended June 30, 2021, the ROW segment reported cost of sales of $17.9 million, representing an increase of $9.7 million from the three months ended June 30, 2020. For the six months ended June 30, 2021, the ROW segment reported cost of sales of $32.2 million, representing an increase of $18.2 million from the six months ended June 30, 2020.
For both the three and six month comparative periods, the increase was primarily due to an increase in sales volume as well as start-up costs associated with new product development in Canada.
Inventory write-downs – ROW
For the three months ended June 30, 2021, the ROW segment reported inventory write-downs of $12.0 million, representing an increase of approximately $8.9 million from the three months ended June 30, 2020. For the six months ended June 30, 2021, the ROW segment reported inventory write-downs of $12.0 million, representing an increase of approximately $0.9 million from the six months ended June 30, 2020.
For both the three and six month comparative periods, the increase in inventory-write downs primarily relates to cannabis strains and potency levels that are no longer in-line with consumer preferences in the Canadian market and adjustments for obsolete inventory in Canada.

Gross loss – ROW
For the three months ended June 30, 2021, the ROW segment reported a gross loss of $16.4 million, representing an increase in losses of $12.9 million from the three months ended June 30, 2020. For the six months ended June 30, 2021, the ROW segment reported a gross loss of $20.6 million, representing an increase in losses of $9.5 million from the six months ended June 30, 2020.
For the three month comparative periods, the changes in gross loss and gross margin percentage were primarily due to inventory write-downs, the impact of strategic price reductions on various adult-use cannabis products in Canada in the second half of 2020, as well as start-up costs associated with new product development. For the six month comparative periods, the changes in gross loss and gross margin percentage were primarily due to the impact of strategic price reductions on various adult-use cannabis products in Canada in the second half of 2020, as well as start-up costs associated with new product development.

Summary of select financial results – U.S.

	For the three months ended June 30,		Change			For the six months ended June 30,		Change
	2021	2020	$	%		2021	2020	$	%
Net revenue	$2,227	$2,174	$53	2%		$4,668	$4,350	$318	7%
Cost of sales	1,583	1,587	(4)	—%		2,848	2,681	167	6%
Gross profit	644	587	57	10%		1,820	1,669	151	9%
Gross margin	29%	27%	N/A	2	pp	39%	38%	N/A	1	pp
Net revenue – U.S.
For the three months ended June 30, 2021, the U.S. segment reported net revenue of $2.2 million, essentially unchanged from the three months ended June 30, 2020. For the six months ended June 30, 2021, the U.S. segment reported net revenue of $4.7 million, representing an increase of $0.3 million from the six months ended June 30, 2020.
For the six month comparative period, the increase was primarily driven by sales of U.S. hemp-derived CBD products introduced in the second half of 2020.
Cost of sales – U.S.
For the three months ended June 30, 2021, the U.S. segment reported cost of sales of $1.6 million, essentially unchanged from the three months ended June 30, 2020. For the six months ended June 30, 2021, the U.S. segment reported cost of sales of $2.8 million, representing an increase of $0.2 million from the six months ended June 30, 2020.
For the six months ended June 30, 2021, the increase was primarily due to an increase in sales volumes.
Gross profit – U.S.
For the three months ended June 30, 2021, the U.S. segment reported gross profit of $0.6 million, essentially unchanged from the three months ended June 30, 2020. For the six months ended June 30, 2021, the U.S. segment reported gross profits of $1.8 million, representing a $0.2 million increase from the six months ended June 30, 2020.
For the six month comparative period, the increase was primarily due to the increase in net revenue, partially offset by higher cost of sales as stated above.

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

Adjusted EBITDA
Management reviews Adjusted EBITDA, a non-GAAP measure which excludes non-cash items and items that do not reflect management’s assessment of on-going business performance of our operating segments. Management defines Adjusted EBITDA as net income (loss) before interest, tax expense, depreciation and amortization adjusted for: share of loss from equity accounted investments, impairment loss on long-lived assets, loss (gain) on revaluation of derivative liabilities, transaction costs related to strategic projects, other, net, loss from discontinued operations, share-based payments and review costs related to the restatement of the Company’s 2019 interim financial statements, the Company’s responses to the reviews of such interim financial statements by various regulatory authorities and legal costs defending shareholder class action complaints brought against the Company as a result of the restatement (see Part II, Item 1. “Legal Proceedings” of this Quarterly Report for a discussion of the regulatory reviews and shareholder class action complaints relating to the restatement of the 2019 interim financial statements).
Management believes that Adjusted EBITDA provides the most useful insight into underlying business trends and results and provides a more meaningful comparison of period-over-period results. Management uses Adjusted EBITDA for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets.
The following table sets forth a reconciliation of net loss as determined in accordance with GAAP to Adjusted EBITDA for the periods indicated (dollars in thousands):

	Three months ended June 30, 2021
	United States	Rest of World	Corporate Expenses	Total
Net income (loss)	$(11,719)	$79,627	$(11,133)	$56,775
Interest income, net	(20)	(2,273)	—	(2,293)
Share of loss from equity accounted investments	—	1,115	—	1,115
Gain on revaluation of derivative liabilities(ii)	—	(115,248)	—	(115,248)
Transaction costs(iii)	—	—	2,758	2,758
Other, net(iv)	—	(1,127)	—	(1,127)
Loss from discontinued operations(v)	—	561	—	561
Share-based payments(vi)	822	1,743	—	2,565
Review costs related to restatement of 2019 interim financial statements(vii)	—	—	1,932	1,932
Depreciation and amortization	206	2,997	—	3,203
Adjusted EBITDA	$(10,711)	$(32,605)	$(6,443)	$(49,759)

	Three months ended June 30, 2020
	United States	Rest of World	Corporate Expenses	Total
Net loss	$(45,566)	$(55,095)	$(7,042)	$(107,703)
Interest income, net	(9)	(3,725)	—	(3,734)
Share of loss from equity accounted investments	—	794	—	794
Impairment loss on long-lived assets(i)	40,000	—	—	40,000
Loss on revaluation of derivative liabilities(ii)	—	35,880	—	35,880
Other, net(iv)	—	9	—	9
Loss from discontinued operations(v)	—	46	—	46
Share-based payments(vi)	756	1,790	—	2,546
Review costs related to restatement of 2019 interim financial statements(vii)	—	—	3,459	3,459
Depreciation and amortization	34	1,683	—	1,717
Adjusted EBITDA	$(4,785)	$(18,618)	$(3,583)	$(26,986)

	Six months ended June 30, 2021
	United States	Rest of World	Corporate Expenses	Total
Net loss	$(23,811)	$(62,520)	$(18,519)	$(104,850)
Interest income, net	(23)	(4,599)	—	(4,622)
Share of loss from equity accounted investments	—	2,758	—	2,758
Impairment loss on long-lived assets(i)	1,741	—	—	1,741
Loss on revaluation of derivative liabilities(ii)	—	1,626	—	1,626
Transaction costs(iii)	—	—	3,259	3,259
Other, net(iv)	—	(911)	—	(911)
Loss from discontinued operations(v)	—	582	—	582
Share-based payments(vi)	1,567	3,497	—	5,064
Review costs related to restatement of 2019 interim financial statements(vii)	—	—	3,937	3,937
Depreciation and amortization	305	4,778	—	5,083
Adjusted EBITDA	$(20,221)	$(54,789)	$(11,323)	$(86,333)

	Six months ended June 30, 2020
	United States	Rest of World	Corporate Expenses	Total
Net income (loss)	$(52,082)	$33,772	$(13,712)	$(32,022)
Interest income, net	(16)	(11,469)	—	(11,485)
Share of loss from equity accounted investments	—	1,966	—	1,966
Impairment loss on long-lived assets(i)	40,000	—	—	40,000
Gain on revaluation of derivative liabilities(ii)	—	(77,488)	—	(77,488)
Other, net(iv)	—	(785)	—	(785)
Loss from discontinued operations(v)	—	46	—	46
Share-based payments(vi)	1,462	3,520	—	4,982
Review costs related to restatement of 2019 interim financial statements(vii)	—	—	7,866	7,866
Depreciation and amortization	69	2,810	—	2,879
Adjusted EBITDA	$(10,567)	$(47,628)	$(5,846)	$(64,041)
(i)For the six months ended June 30, 2021, impairment loss on long-lived assets relates to impairment on a leased premise in the U.S. segment, and for the three and six months ended June 30, 2020, impairment loss on long-lived assets relates to impairment on goodwill and intangibles related to our U.S. segment in 2020. See Note 12. Impairment Loss on Long-Lived Assets to the Company’s condensed consolidated financial statements under Item 1. “Financial Statements” of this Quarterly Report.
(ii)For the three and six months ended June 30, 2021 and 2020, gain/loss on revaluation of derivative liabilities represents the fair value changes on the derivative liabilities. See Note 5. Derivative Liabilities to the Company’s condensed consolidated financial statements under Item 1. “Financial Statements” of this Quarterly Report.
(iii)For the three and six months ended June 30, 2021, transaction costs represents legal, financial and other advisory fees and expenses incurred in connection with various strategic investments. These costs are included in general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss) under Item 1. “Financial Statements” of this Quarterly Report.
(iv)For the three and six months ended June 30, 2021, other, net, primarily related to gain recorded on sale of the Company’s Winnipeg facility previously designated as held-for-sale in the first quarter of 2021, For the three and six months ended June 30, 2020, other, net is primarily comprised of the gain recorded related to the sale of common shares of Aurora Cannabis Inc. (“Aurora”), which were received in connection with the achievement of a milestone related to Aurora’s acquisition of Whistler Medical Marijuana Corporation.
(v)For the three and six months ended June 30, 2020, loss from discontinued operations relates to the discontinuance of OGBC. See Note 11. Held-For-Sale Assets and Discontinued Operations to the Company’s condensed consolidated financial statements under Item 1. “Financial Statements” of this Quarterly Report.
(vi)For the three and six months ended June 30, 2021 and 2020, share-based payments relates to the vesting expenses of share-based compensation awarded to employees under the Company’s share-based award plans as described in Note 6. Share-based Payments to the Company’s condensed consolidated financial statements under Item 1. “Financial Statements” of this Quarterly Report.
(vii)For the three and six months ended June 30, 2021 and 2020, the financial statement review costs include costs related to the restatement of the Company’s 2019 interim financial statements, costs related to the Company’s responses to requests for information from various regulatory authorities relating to such restatement and legal costs defending shareholder class action complaints brought against the Company as a result of the restatement.

Liquidity and Capital Resources
As of June 30, 2021, we had $895.2 million in cash and cash equivalents and $201.7 million in short-term investments, which comprise the majority of the Company’s cash position. Cronos Group believes that the existing cash and cash equivalents and the short-term investments will be sufficient to fund the business operations and capital expenditures over the next twelve months. The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	For the six months ended June 30,
	2021	2020
Cash used in operating activities	$(86,197)	$(78,377)
Cash provided/(used) in investing activities	(106,563)	39,799
Cash provided/(used) in financing activities	(8,907)	1
Effect of foreign currency translation on cash and cash equivalents	18,825	(51,416)
Net change in cash	$(182,842)	$(89,993)
Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020
Operating activities
During the six months ended June 30, 2021, we used $86.2 million of cash in operating activities as compared to cash used of $78.4 million in the six months ended June 30, 2020, representing an increase in cash used of $7.8 million. This change is primarily driven by a $32.0 million decrease in net income after adjusting for non-cash items, partially offset by an increase of $24.2 million in operating assets and liabilities during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Investing activities
During the six months ended June 30, 2021, we used $106.6 million of cash in investing activities, compared to $39.8 million of cash provided by investing activities during the six months ended June 30, 2020, representing an increase of $146.4 million in cash used by investing activities. This change is primarily driven by the Company’s investment in PharmaCann of approximately $110.4 million, a $63.1 million, net, decrease in proceeds from short-term investments and a $1.3 million increase in proceeds from the sale of other assets, partially offset by a $18.9 million decrease in loans receivables from joint ventures and a $6.9 million decrease in capital expenditures compared to the six months ended June 30, 2020. The decrease in capital expenditures is primarily due to a reduction in construction costs in the ROW segment and a decrease in costs related to the implementation of the Company’s enterprise resource planning system compared to the six months ended June 30, 2020.
Financing activities
During the six months ended June 30, 2021, cash used in financing activities was $8.9 million higher than six months ended June 30, 2020. This change is primarily driven by an increase of $8.9 million in withholding taxes paid on share-based awards during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Critical Accounting Policies and Estimates
The Company’s critical accounting policies and estimates are discussed in the 2020 Annual Report. There have been no material changes to these critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those which possess a short-term to maturity. A 10% change in the interest rate in effect on June 30, 2021 and December 31, 2020, would not have a material effect on (i) fair value of the cash equivalents and short-term investments as the majority of the portfolio has a maturity date of three months or less or (ii) interest income. Management continues to monitor external interest rates and revise the Company’s investment strategy as a result.
During the three months ended June 30, 2021 and 2020, the Company recorded net interest income of $2.3 million and $3.7 million, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded net interest income of $4.6 million and $11.5 million, respectively. Net interest income in the first half of 2021 decreased compared to the first half of 2020 primarily due to lower interest earning assets during the six months ended June 30, 2021 compared to the interest earning assets during the six months ended June 30, 2020.
Foreign currency risk
The Company’s consolidated financial statements included in Part I, Item 1. of this Quarterly Report are expressed in U.S. dollars. In addition. the Company has net assets, liabilities and revenues denominated in foreign currencies, including Canadian dollars and Israeli new shekels. As a result, we are exposed to foreign currency translation gains and losses. Revenue and expenses of all foreign operations are translated into U.S. dollars at the foreign currency exchange rates that approximate the rates in effect during the period when such items are recognized. Appreciating foreign currencies relative to the U.S. dollar will adversely impact operating income and net earnings, while depreciating foreign currencies relative to the U.S. dollar will have a positive impact.
A 10% change in the exchange rates for the Canadian dollar would affect the carrying value of net assets by approximately $163.0 million and $170.8 million as of June 30, 2021 and December 31, 2020, respectively. The corresponding impact would be recorded in accumulated other comprehensive income. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on the Company’s results of operations.

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures.
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2021. Based on that evaluation, management has concluded that, as of June 30, 2021, due to the existence of a material weakness in the Company’s internal control over financial reporting described below, the disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Remediation Plan and Status
The Company’s management, with oversight from the Audit Committee of the Board of Directors, has initiated a plan to remediate the material weakness, previously disclosed in the Annual Report. During the six months ended June 30, 2021, the Company started the implementation process on all remediation controls identified in its remediation plan as disclosed in the table below. The Company does not expect full remediation until year end 2021.
The plan and progress to date is described below:

Material Weakness	Control, Control Enhancement or Mitigant	Implementation Status	Management Testing Status	Remediation Status
Inventory Verification	•Enhance count procedures to ensure appropriate consideration and coverage of their total inventory balance	In Progress	Not Tested	Not Remediated
	•Implement cycle counts as a redundant control to supplement the annual physical count	Completed	Not Tested	Not Remediated
	•Provide training to inventory teams on count procedures and inventory management control expectations	In Progress	Not Tested	Not Remediated

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
(b)Changes in Internal Control over Financial Reporting
Other than those measures described above to remediate the material weaknesses, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1: Legal Proceedings.
The information set forth under Note 9(b), Contingencies, to the Company’s condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report is incorporated herein by reference.

Item 1 A: Risk Factors.
An investment in us involves a number of risks. A detailed discussion of our risk factors appears in Part I, Item 1A. Risk Factors of the Annual Report. Any of the matters highlighted in the risk factors described in the Annual Report and the risk factor below could adversely affect our business, results of operations and financial condition, causing an investor to lose all, or part of, its, his or her investment. The risks and uncertainties described in the Annual Report and below are those we currently believe to be material, but they are not the only ones we face. If any of the risks described in the Annual Report, the following risk factor, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows and consequently the price of our securities could be materially and adversely affected.

Our U.S. strategy in part depends on the success of the PharmaCann Investment and there is no guarantee that we will exercise the PharmaCann Option in the near term, or at all, and, even if exercised, that the PharmaCann Investment will achieve the expected benefits of the transaction.

Our ability to exercise the PharmaCann Option will depend on the satisfaction of several conditions, including U.S. federal cannabis legalization. In addition, our ability to exercise the PharmaCann Option is subject to the receipt of any required regulatory approvals, including in the states where PharmaCann operates that may be required upon exercise, as well as Altria’s approval under the Investor Rights Agreement. These conditions are outside of our control and therefore there can be no certainty that the PharmaCann Option will be exercised in the near term, or at all. If the PharmaCann Option is not exercised, we will not receive the benefits of the contemplated commercial arrangements between us and PharmaCann.

In addition, the regulatory approval processes in connection with the exercise of any PharmaCann Option may take a prolonged period of time to complete, which could significantly delay our ability to exercise the PharmaCann Option and realize the benefits of the PharmaCann Investment, or result in our not being able to exercise all or part of the PharmaCann Option. Furthermore, in connection with obtaining approvals from or otherwise satisfying the requests of the state regulators or applicable laws, we may be required to divest all or a portion of the PharmaCann Option, or if after the exercise of the PharmaCann Option, our shares of PharmaCann.
Even if we are able to and do exercise the PharmaCann Option, the intended benefits of the PharmaCann Investment may not be realized. We cannot assure you that the PharmaCann Investment will be accretive to us in the near term or at all. For example, if entered into, the commercial arrangements between us and PharmaCann may not be successful or beneficial to us. Furthermore, if we fail to realize the intended benefits of the PharmaCann Investment, our stock price could decline to the extent that the market price anticipates those benefits.

We are entitled to certain limited governance rights with respect to PharmaCann, including limited information rights and board observer rights. Therefore, we will have little to no ability to influence the strategy and material decisions of PharmaCann’s business. Furthermore, until such time as we exercise the PharmaCann Option, we will not have the ability to vote on matters requiring the vote of PharmaCann’s shareholders and, until the exercise of the PharmaCann Option, will not have the right to appoint directors to the PharmaCann board of directors. Even after exercising the PharmaCann Option, we are entitled to appoint a director of PharmaCann’s board only if we continue to own at least 10% of the outstanding capital stock of PharmaCann, and in any event may appoint no more than two directors. In addition, we are subject to certain standstill restrictions, both prior to and after the exercise of the PharmaCann Option, which restrictions further limit our ability to influence decisions of PharmaCann.

Although we are entitled to certain anti-dilution protections with respect to our investment in PharmaCann, such protections are subject to various conditions, and our potential ownership in PharmaCann may be significantly diluted by, among other things, future issuances of PharmaCann securities or bona fide acquisition activity in which PharmaCann uses its equity as consideration. Any such activity could be significantly dilutive to our ownership in PharmaCann and may adversely impact the potential benefits we may realize from the PharmaCann Investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
On August 5, 2021, the Board of Directors (the “Board”) of Cronos Group Inc. (“Cronos Group”) appointed Robert Madore (age 56) as Chief Financial Officer of Cronos Group, effective as of August 9, 2021 (the “Effective Date”). As of August 9, 2021, Jerry Barbato will transition from the position of Chief Financial Officer of Cronos Group.

Madore Agreement

In connection with Mr. Madore’s appointment, Cronos USA Client Services LLC (“Cronos USA”), Cronos Group and Mr. Madore entered into an executive employment agreement (the “Madore Agreement”) setting forth the terms and conditions of Mr. Madore’s employment. The Madore Agreement provides for annual base salary of $450,000, annual target bonus opportunity of 125% of base salary starting in the 2022 fiscal year, an initial annual long-term target incentive opportunity of $787,500 starting in the 2022 fiscal year, and participation in the employee benefit programs of Cronos USA or Cronos Group, as applicable. In addition, Mr. Madore will receive a sign-on bonus in the form of a one-time lump sum cash payment of $372,000, which will be earned, subject to the terms of the Madore Agreement, on the first anniversary of the Effective Date, and a one-time sign-on grant of equity-based awards, comprised of (a) 900,000 non-qualified stock options that vest ratably on a quarterly basis over a four-year period following the date of grant and have an exercise price equal to the fair market value of the common shares of Cronos Group (the “Common Shares”) on the trading day prior to the grant date and (b) 50,000 restricted share units that vest on the third anniversary of the grant date and settle in Common Shares on a one for one basis.

In the event Mr. Madore’s employment is terminated by Cronos USA without Just Cause or he resigns for Good Reason (each, as defined in the Madore Agreement), he would be entitled to a severance payment in the amount equal to one year of his annual base salary, employee benefit continuation for up to one year following termination and a pro-rated annual bonus for the year of termination, in each case subject to Mr. Madore entering into a customary release of claims in favor of Cronos Group and its affiliates and related entities. Upon termination of Mr. Madore’s employment, treatment of any outstanding equity-based awards will be governed by the terms and conditions of any applicable plan and award agreement.

Mr. Madore is subject to ongoing confidentiality and mutual non-disparagement provisions, non-competition and customer non-solicitation covenants during his employment and upon termination of his employment for any reason for the one-year period following termination and an employee non-solicitation covenant for the two-year period following termination, subject to customary exceptions.

Mr. Madore most recently served as Chief Financial Officer of MacAndrews & Forbes Incorporated, an operator of a diverse range of businesses, from January 2021 until March 2021. Prior to MacAndrews & Forbes Incorporated, Mr. Madore served as Executive Vice President and Chief Financial Officer of American Eagle Outfitters Inc. from 2016 through 2020. Prior to joining American Eagle Outfitters Inc., Mr. Madore served in a number of key financial and operational roles at Ralph Lauren Corporation beginning in 2004 through 2016, most recently as Senior Vice President and Chief Financial Officer from April 2015 to September 2016. Before joining Ralph Lauren Corporation, Mr. Madore was Executive Vice President and Chief Financial Officer for New York & Company from 2003 to 2004, and served as Chief Operating Officer and Chief Financial Officer of FutureBrand, a division of McCann Erickson, from 2001 to 2003. Before that, he held various executive management positions at Nine West Group, Inc. from 1995 through 2000. Mr. Madore began his career in 1987 at Deloitte & Touche LLP in audit services and worked in the firm’s mergers and acquisitions practice from 1993 until 1995. Mr. Madore received a Bachelor of Science from the Southern Connecticut State University, New Haven. Mr. Madore does not have any family relationships with any of Cronos Group’s directors or executive officers, and is not a party to any transactions listed in Item 404(a) of Regulation S-K.

Barbato Agreement

In connection with Mr. Barbato’s transition from his role as Chief Financial Officer of Cronos Group, Hortican Inc. (“Hortican”) and Cronos Group entered into a letter agreement with Mr. Barbato (the “Barbato Agreement”). Under the Barbato Agreement, Mr. Barbato will cease serving as Chief Financial Officer of Cronos Group on August 9, 2021 and will continue to be employed by the Company and assist with the transition of his duties and responsibilities to Mr. Madore as successor Chief Financial Officer of Cronos Group until September 9, 2021 (the “Separation Date”, and the period from the August 9, 2021 to the Separation Date, the “Transition Period”). During the Transition Period, Mr. Barbato will be entitled to receive the same base salary as applicable under Mr. Barbato’s prior employment agreement with Cronos Group and Hortican. Mr. Barbato will generally remain eligible to receive (a) annual bonuses of $155,762 for Cronos Group’s 2019 fiscal year, $201,411 for Cronos Group’s 2020 fiscal year and $130,585 for Cronos Group’s 2021 fiscal year (based on target performance and prorated based on the number of complete months of such fiscal year of employment prior to the Separation Date) and (b) annual grants of restricted share units equal to $298,480 for Cronos Group’s 2020 fiscal year and $298,480 for Cronos Group’s 2021 fiscal year (each, an “LTI Grant”). Any annual bonus and LTI Grant awards Mr. Barbato is eligible to receive under the Barbato Agreement are contingent on the conclusion of the currently pending investigations (the “Investigations”) by the U.S. Securities and Exchange Commission (“SEC”) and Ontario Securities Commission (“OSC”) into Cronos Group, and the Investigations not resulting in a penalty being levied by the SEC and/or the OSC against Mr. Barbato personally or against Cronos on account of any misconduct, mismanagement or failure to supervise by Mr. Barbato (the “Payment Condition”). The LTI Grants will vest on what would have been their original vesting schedules, based on the vesting dates applicable to grants in respect of the 2020 and 2021 fiscal years made to other Cronos Group named executive officers; provided that any portion of the awards that would have vested prior to the date of grant will be deemed to vest on the date of grant. Any outstanding equity-based awards that are held by Mr. Barbato as of the Separation Date will remain outstanding and will vest and be settled on the times set forth in the applicable award agreements, subject to the Payment Condition and Mr. Barbato’s compliance with his post-employment obligations. Subject to the Payment Condition, any unvested or unpaid amounts of the LTI Grants will vest and be settled immediately upon a Change of Control of Cronos Group (as defined in the Cronos Group Inc. Amended and Restated 2018 Stock Option Plan).

Following the Separation Date, Mr. Barbato will be entitled to severance equal to 6 months’ base salary and benefit continuation for 6 months, subject to Mr. Barbato’s entering into a release of claims in favor of Cronos Group and its affiliates and related entities. Mr. Barbato will also be reimbursed for expenses incurred for annual tax return services for the 2019, 2020 and 2021 tax years in an amount not to exceed $15,000 per tax year and relocation expenses in an amount not to exceed $20,000. Pursuant to the Barbato Agreement, Mr. Barbato is subject to the ongoing non-disparagement provision. In connection with the Barbato Agreement, Mr. Barbato reaffirmed the ongoing confidentiality and intellectual property provisions, and non-competition, which will not apply to Mr. Barbato obtaining employment with Altria Group, and non-solicitation requirements contained in the Executive Employment Agreement, effective as of April 15, 2019, by and among Hortican, Mr. Barbato and Cronos Group.

The foregoing descriptions of the Madore Agreement and Barbato Agreement do not purport to be complete and are qualified in its entirety by reference to the full text of the Madore Agreement and Barbato Agreement, which are attached hereto as Exhibits 10.3 and 10.4, respectively, and incorporated herein by reference.

Item 6. Exhibits
The exhibits listed in the Exhibit Index immediately below are filed as part of this Quarterly Report, which Exhibit Index is corporate by reference herein.

Exhibit Number	Exhibit Index
2.1+
Option Purchase Agreement, dated June 14, 2021, by and between Cronos USA Holdings Inc. and PharmaCann Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Cronos Group Inc., filed June 15, 2021).

2.2
Option, dated June 14, 2021, issued by PharmaCann Inc. to Cronos USA Holdings Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Cronos Group Inc., filed June 15, 2021).

3.1
Certificate of Continuance, Notice of Articles and Articles of Cronos Group Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed August 6, 2020).

10.1++
Amended and Restated Collaboration and License Agreement, dated as of June 3, 2021, by and between Gingko Bioworks, Inc. and Cronos Group Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cronos Group Inc., filed June 4, 2021).

10.2†*	Amended and Restated Executive Employment Agreement, dated as of June 3, 2021, by and among Cronos USA Client Services LLC, Cronos Group Inc. and Todd Abraham.
10.3†*	Executive Employment Agreement, dated as of August 6, 2021, between Cronos USA, Cronos Group and Robert Madore.
10.4†*	Letter Agreement, dated as of August 6, 2021, between Hortican, Cronos Group and Jerry Barbato.
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

+    Certain schedules (or similar attachments) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any such omitted schedule or other attachment to the SEC upon its request.
++    Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.
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

CRONOS GROUP INC.

	By:	/s/ Jerry Barbato
Jerry Barbato Chief Financial Officer
Date: August 6, 2021