Form 10-Q/A
period 2021-06-30
Cronos Group Inc.
filed 2022-02-18
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1
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

As of February 17, 2022, there were 374,952,693 common shares of the registrant issued and outstanding.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, initially filed with the Securities and Exchange Commission on August 6, 2021 (the “Original Form 10-Q”). This Form 10-Q/A amends and restates Items 1, 2 and 4 of Part I of the Original Form 10-Q and no other items in the Original Form 10-Q are amended hereby. In Item 1, this Form 10-Q/A includes our restated condensed consolidated interim financial statements for the three and six months ended June 30, 2021, including certain notes thereto.
The restatement relates to the Company’s performance of an interim impairment test on goodwill associated with its U.S. reporting unit, as well as the indefinite-lived intangible asset (Lord Jones™ brand), to determine whether the carrying amount of the reporting unit and intangible asset exceeded their respective fair values as of June 30, 2021.
As a result of this interim impairment test, the Company concluded that it should have recorded impairment charges on goodwill associated with its U.S. reporting unit, as well as the indefinite-lived intangible asset (Lord Jones™ brand), for the three and six months ended June 30, 2021. The Company’s interim condensed consolidated financial statements have been amended and restated accordingly.
The Company has restated certain notes to the interim condensed consolidated financial statements to reflect the impacts of the impairment of goodwill associated with the U.S. reporting unit and indefinite-lived intangible asset (Lord Jones™ brand), including Note 1. Background, Basis of Presentation and Accounting Policies, Note 5. Goodwill and Intangible Assets, net, Note 8. Loss per Share and Note 13. Impairment Loss on Long-lived Assets. Correspondingly, this Form 10-Q/A amends and restates Item 2 of Part I, which includes a revised discussion of consolidated results to reflect the impact of the reassessment of goodwill associated with the U.S. reporting unit, indefinite-lived intangible asset (Lord Jones™ brand) and property plant and equipment located in the U.S. Item 4 of Part I includes a revised assessment of the effectiveness of the Company’s disclosure controls and procedures. This restatement resulted in the identification of two new material weaknesses in internal control over financial reporting, as described under Item 4. Controls and Procedures. In addition, pursuant to the rules of the Securities and Exchange Commission, Item 6 of Part II of the Original Form 10-Q has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
This Form 10-Q/A has not been updated for events occurring after the filing of the Original Form 10-Q, except to reflect the foregoing.

Unless otherwise noted or the context indicates otherwise, references in this Quarterly Report on Form 10-Q/A (this “Quarterly Report”) to the “Company”, “Cronos Group”, “we”, “us” and “our” refer to Cronos Group Inc., its direct and indirect wholly owned subsidiaries and, if applicable, its joint ventures and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; the term “U.S. hemp” has the meaning given to term “hemp” in the U.S. Agricultural Improvement Act of 2018 (the “2018 Farm Bill”), including hemp-derived cannabidiol (“CBD”); and the term “U.S. Schedule I cannabis” means cannabis excluding U.S. hemp.
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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Cronos Group Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	As of June 30, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
Assets	(Restated)
Current assets
Cash and cash equivalents	$895,181	$1,078,023
Short-term investments	201,699	211,766
Accounts receivable, net	11,299	8,928
Other receivables	2,468	10,033
Current portion of loans receivable, net	5,028	7,083
Prepaids and other current assets	10,153	11,161
Inventory, net	35,605	44,002
Held-for-sale assets	645	1,176
Total current assets	1,162,078	1,372,172
Advances to joint ventures	499	467
Investments in equity accounted investees, net	20,970	19,235
Other investments	110,392	—
Loan receivable, net	94,113	87,191
Property, plant and equipment, net	192,706	187,599
Right-of-use assets	6,687	9,776
Intangible assets, net	13,909	69,720
Goodwill	1,129	179,522
Total assets	$1,602,483	$1,925,682

Liabilities
Current liabilities
Accounts payable and other liabilities	$29,829	$42,102
Current portion of lease obligation	1,206	1,322
Derivative liabilities	169,563	163,410
Total current liabilities	200,598	206,834
Due to non-controlling interests	1,768	2,188
Lease obligation	6,333	8,492
Total liabilities	208,699	217,514
Commitments and contingencies (see Note 10)
Shareholders’ equity
Share capital (i, ii)	572,858	569,260
Additional paid-in capital	32,368	34,596
Retained earnings	719,593	1,064,509
Accumulated other comprehensive income	71,729	42,999
Total equity attributable to shareholders of Cronos Group	1,396,548	1,711,364
Non-controlling interests	(2,764)	(3,196)
Total shareholders’ equity	1,393,784	1,708,168
Total liabilities and shareholders’ equity	$1,602,483	$1,925,682
(i)Authorized for issuance as of June 30, 2021: unlimited and December 31, 2020: unlimited.
(ii)Shares issued as of June 30, 2021: 371,805,547 and December 31, 2020: 360,253,332.

See notes to condensed consolidated financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)
(In thousands of U.S dollars, except share and per share amounts, unaudited)	Table of Contents

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(Restated)		(Restated)
Net revenue, before excise taxes	$18,848	$11,432	$33,502	$20,776
Excise taxes	(3,226)	(1,549)	(5,269)	(2,461)
Net revenue	15,622	9,883	28,233	18,315
Cost of sales	19,445	9,743	35,019	16,689
Inventory write-down	11,961	3,062	11,961	11,024
Gross loss	(15,784)	(2,922)	(18,747)	(9,398)
Operating expenses
Sales and marketing	13,209	6,501	23,463	13,613
Research and development (“R&D”)	5,199	3,631	10,301	8,221
General and administrative	22,417	18,429	44,323	42,188
Share-based payments	2,565	2,546	5,064	4,982
Depreciation and amortization	1,043	679	1,778	1,366
Impairment loss on goodwill and indefinite-lived intangible assets	234,914	40,000	234,914	40,000
Impairment loss on long-lived assets	1,214	—	2,955	—
Total operating expenses	280,561	71,786	322,798	110,370
Operating loss	(296,345)	(74,708)	(341,545)	(119,768)
Other income (loss)
Interest income, net	2,293	3,734	4,622	11,485
Gain (loss) on revaluation of derivative liabilities	115,248	(35,880)	(1,626)	77,488
Share of loss from equity accounted investments	(1,115)	(794)	(2,758)	(1,966)
Other, net	1,127	(9)	911	785
Total other income (loss)	117,553	(32,949)	1,149	87,792
Loss from continuing operations	(178,792)	(107,657)	(340,396)	(31,976)
Loss from discontinued operations	(561)	(46)	(582)	(46)
Net loss	(179,353)	(107,703)	(340,978)	(32,022)
Net loss attributable to non-controlling interest	(279)	(726)	(592)	(1,085)
Net loss attributable to Cronos Group	$(179,074)	$(106,977)	$(340,386)	$(30,937)
Other comprehensive income (loss)
Net loss	$(179,353)	$(107,703)	$(340,978)	$(32,022)
Other comprehensive income (loss):
Foreign exchange gain (loss) on translation	13,470	51,871	29,754	(61,821)
Total other comprehensive income (loss)	13,470	51,871	29,754	(61,821)
Comprehensive loss	(165,883)	(55,832)	(311,224)	(93,843)
Less: comprehensive income (loss) attributable to non-controlling interests	(394)	(762)	432	(1,098)
Comprehensive loss attributable to Cronos Group	$(165,489)	$(55,070)	$(311,656)	$(92,745)
Net loss per share
Basic and diluted - continuing operations	$(0.48)	$(0.31)	$(0.92)	$(0.09)
Weighted average number of outstanding shares
Basic and diluted	371,721,382	349,075,408	367,391,118	348,946,439

See notes to condensed consolidated financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity
For the three months ended June 30, 2021 and 2020
(In thousands of U.S. dollars, except share amounts, unaudited)
(As restated)

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non-controlling interests	Total shareholders’ equity
				(Restated)
Balance at April 1, 2021	371,656,590	$584,912	$32,090	$895,503	$58,144	$(2,370)	$1,568,279
Warrants exercised	10,000	4	(2)	—	—	—	2
Vesting of options	—	—	1,864	—	—	—	1,864
Options exercised	80,603	102	(102)	—	—	—	—
Restricted share units settled	58,354	345	(345)	—	—	—	—
Withholding taxes paid on share-based awards	—	—	(183)	(63)	—	—	(246)
Vesting of restricted share units	—	—	701	—	—	—	701
Vesting of common shares issued in connection with the use of certain publicity rights in brand development	—	2,000	(1,655)	—	—	—	345
Top-up rights out-of-period adjustment	—	(14,505)	—	3,227	—	—	(11,278)
Net income (loss)	—	—	—	(179,074)	—	(279)	(179,353)
Foreign exchange gain (loss) on translation	—	—	—	—	13,585	(115)	13,470
Balance at June 30, 2021	371,805,547	$572,858	$32,368	$719,593	$71,729	$(2,764)	$1,393,784

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance at April 1, 2020	348,817,472	$563,165	$25,483	$1,213,686	$(85,877)	$(1,189)	$1,715,268
Vesting of options	—	—	1,770	—	—	—	1,770
Options exercised	1,068,930	1,329	(1,328)	—	—	—	1
Vesting of restricted share units	—	—	776	—	—	—	776
Vesting of common shares issued in connection with the use of certain publicity rights in brand development	—	—	345	—	—	—	345
Top-up rights exercised	—	717	—	—	—	—	717
Net loss	—	—	—	(106,977)	—	(726)	(107,703)
Foreign exchange gain (loss) on translation	—	—	—	—	51,907	(36)	51,871
Balance at June 30, 2020	349,886,402	$565,211	$27,046	$1,106,709	$(33,970)	$(1,951)	$1,663,045

See notes to condensed consolidated financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity
For the six months ended June 30, 2021 and 2020
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents
(As restated)

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non-controlling interests	Total shareholders’ equity
				(Restated)			(Restated)
Balance as of January 1, 2021	360,253,332	$569,260	$34,596	$1,064,509	$42,999	$(3,196)	$1,708,168
Warrants exercised	7,842,859	1,165	(1,163)	—	—	—	2
Vesting of options	—	—	3,928	—	—	—	3,928
Options exercised	3,651,002	3,315	(3,305)	—	—	—	10
Restricted share units settled	58,354	345	(345)	—	—	—	—
Withholding taxes paid on share-based awards	—	—	(1,162)	(7,757)	—	—	(8,919)
Vesting of restricted share units	—	—	1,136	—	—	—	1,136
Vesting of common shares issued in connection with the use of certain publicity rights in brand development	—	2,000	(1,317)	—	—	—	683
Top-up rights out-of-period adjustment	—	(3,227)	—	3,227	—	—	—
Net loss	—	—	—	(340,386)	—	(592)	(340,978)
Foreign exchange gain on translation	—	—	—	—	28,730	1,024	29,754
Balance at June 30, 2021	371,805,547	$572,858	$32,368	$719,593	$71,729	$(2,764)	$1,393,784

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2020	348,817,472	$561,165	$23,234	$1,137,646	$27,838	$(853)	$1,749,030
Vesting of options	—	—	3,500	—	—	—	3,500
Options exercised	1,068,930	1,329	(1,328)	—	—	—	1
Vesting of restricted share units	—	—	1,482	—	—	—	1,482
Vesting of common shares issued in connection with the use of certain publicity rights in brand development	—	2,000	158	—	—	—	2,158
Top-up rights exercised	—	717	—	—	—	—	717
Net loss	—	—	—	(30,937)	—	(1,085)	(32,022)
Foreign exchange loss on translation	—	—	—	—	(61,808)	(13)	(61,821)
Balance at June 30, 2020	349,886,402	$565,211	$27,046	$1,106,709	$(33,970)	$(1,951)	$1,663,045

See notes to condensed consolidated financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	Six months ended June 30,
	2021	2020
	(Restated)
Operating activities
Net loss	$(340,978)	$(32,022)
Adjustments to reconcile net loss to cash provided by operating activities:
Share-based payments	5,064	4,982
Depreciation and amortization	5,083	2,879
Share of loss from investments in equity accounted investees	2,758	1,966
Gain (loss) on revaluation of derivative liabilities	1,626	(77,488)
Impairment loss on goodwill and indefinite-lived intangible assets	234,914	40,000
Impairment loss on long-lived assets	2,955	—
Expected credit losses on long-term financial assets	—	1,357
Other non-cash operating activities, net	(1,192)	599
Changes in operating assets and liabilities:
Accounts receivable, net	(2,194)	2,895
Other receivables	6,960	(3,047)
Prepaids and other current assets	1,268	1,187
Inventory, net	(1,010)	(24,292)
Inventory write-down	11,961	11,024
Accounts payable and other liabilities	(13,412)	(8,417)
Cash flows used in operating activities	(86,197)	(78,377)
Investing activities
Purchase of short-term investments	(120,180)	(200,173)
Proceeds from short-term investments	136,204	279,275
Purchase of other investments	(110,392)	—
Purchase of property, plant and equipment	(8,347)	(13,344)
Purchase of intangible assets	(843)	(2,754)
Proceeds from sale of held-for-sale assets	2,059	—
Advances on loans receivable	(5,064)	(23,974)
Proceeds from sale of other investments	—	769
Cash flows provided by (used in) investing activities	(106,563)	39,799
Financing activities
Withholding taxes paid on share-based awards	(8,919)	—
Proceeds from exercise of warrants and options	12	1
Cash flows provided by (used in) financing activities	(8,907)	1
Effect of foreign currency translation on cash and cash equivalents	18,825	(51,416)
Net change in cash and cash equivalents	(182,842)	(89,993)
Cash and cash equivalents, beginning of period	1,078,023	1,199,693
Cash and cash equivalents, end of period	$895,181	$1,109,700
Supplemental cash flow information
Interest paid	$—	$90
Interest received	2,961	11,575
Income taxes paid	858	—
See notes to condensed consolidated financial statements.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
1. Background, Basis of Presentation, Restatement, and Accounting Policies
(a)Background
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
(b)Basis of presentation
The condensed consolidated interim financial statements of Cronos Group are unaudited. They have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and with applicable rules and regulations of the U.S. Securities and Exchange Commission relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any other reporting period.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”).
Certain prior year amounts have been reclassified to conform to the current year presentation of our condensed consolidated financial statements. These reclassifications had no effect on the reported results of operations and ending shareholders’ equity.
(c)Restatement of prior financial information
The Company has restated its unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2021 to correct for an impairment of goodwill associated with the Company’s U.S. reporting unit and indefinite-lived intangible asset as of June 30, 2021. For additional discussion regarding impairment loss on goodwill and intangible assets, see Note 5. Goodwill and Intangible Assets, net. In addition, the Company has included the effects of an impairment to property, plant and equipment located in the U.S. in its condensed consolidated financial statements as of and for the three and six months ended June 30, 2021. For additional discussion regarding impairment loss on long-lived assets, see Note 13. Impairment Loss on Long-lived Assets.
The material effects of the restatement resulting from these impairments to the condensed consolidated balance sheets as of June 30, 2021 are as follows:

	As reported	Adjustment	As restated
Property, plant and equipment, net	$193,920	$(1,214)	$192,706
Intangible assets, net	70,409	(56,500)	13,909
Goodwill	179,543	(178,414)	1,129
U.S. segment total assets	709,956	(236,128)	473,828
Total assets	1,838,611	(236,128)	1,602,483
Retained earnings	955,721	(236,128)	719,593
Total shareholders' equity	1,629,912	(236,128)	1,393,784
Total liabilities and shareholder's equity	1,838,611	(236,128)	1,602,483

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
The material effects of the restatement resulting from these impairments to the condensed consolidated statements of net income (loss) and comprehensive income (loss) for the three months ended June 30, 2021 are as follows:

	As reported	Adjustment	As restated
Impairment loss on goodwill and indefinite-lived intangible assets	$—	$(234,914)	$(234,914)
Impairment loss on long-lived assets	—	(1,214)	(1,214)
Total operating expenses	44,433	236,128	280,561
Operating loss	(60,217)	(236,128)	(296,345)
Income (loss) from continuing operations	57,336	(236,128)	(178,792)
Net income (loss)	56,775	(236,128)	(179,353)
Net income (loss) attributable to Cronos Group	57,054	(236,128)	(179,074)
Comprehensive income (loss)	70,245	(236,128)	(165,883)
Comprehensive income (loss) attributable to Cronos Group	70,639	(236,128)	(165,489)
Basic and diluted earnings (loss) per share	0.15	(0.63)	(0.48)
The material effects of the restatement resulting from these impairments to the condensed consolidated statements of net income (loss) and comprehensive income (loss) for the six months ended June 30, 2021 are as follows:

	As reported	Adjustment	As restated
Impairment loss on goodwill and indefinite-lived intangible assets	$—	$(234,914)	$(234,914)
Impairment loss on long-lived assets	(1,741)	(1,214)	(2,955)
Total operating expenses(i)	86,670	236,128	322,798
Operating loss(i)	(105,417)	(236,128)	(341,545)
Income (loss) from continuing operations	(104,268)	(236,128)	(340,396)
Net income (loss)	(104,850)	(236,128)	(340,978)
Net loss attributable to Cronos Group	(104,258)	(236,128)	(340,386)
Comprehensive loss	(75,096)	(236,128)	(311,224)
Comprehensive loss attributable to Cronos Group	(75,528)	(236,128)	(311,656)
Basic and diluted loss per share	(0.28)	(0.64)	(0.92)
(i)Impairment loss on long-lived assets of $1,741 was reclassified into total operating expenses and operating loss for the six months ended June 30, 2021.
(d)Out-of-period adjustments
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
(e)Adoption of new accounting pronouncements
On January 1, 2021, the Company adopted ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU No. 2020-01”). ASU No. 2020-01 clarifies the interaction of accounting for the transition into and out of the equity method as well as measuring certain purchased options and forward contracts to acquire investments. The adoption of ASU No. 2020-01 did not have an impact on the Company’s interim condensed consolidated financial statements.
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
(f)New accounting pronouncements not yet adopted
In August 2020, the FASB issued ASU 2020-06, Debt –Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815–40) (“ASU No. 2020-06”). ASU No. 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU No. 2020-06 is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. ASU No. 2020-06 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU No. 2020-06 will have on its condensed consolidated financial statements.

2. Inventory, net
Inventory, net is comprised of the following items:

	As of June 30, 2021	As of December 31, 2020
Raw materials	$7,471	$11,489
Work-in-progress	17,291	26,278
Finished goods	10,247	5,905
Supplies and consumables	596	330
Total	$35,605	$44,002
Inventory is written down for any obsolescence such as slow-moving or non-marketable products, or when the net realizable value of inventory is less than the carrying amount. During the three months ended June 30, 2021 and 2020, the Company recorded write-downs related to inventory of $11,961 and $3,062, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded write-downs related to inventory of $11,961 and $11,024, respectively.

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
(i)On April 1, 2021, the Company and an affiliate of Agroidea (“AGI”), the other joint venture partner of Natuera, converted all advances made to Natuera under the master loan agreement entered into with Natuera on September 27, 2019 (the “Natuera Series A Loan”), plus accrued interest, into equity of Natuera. Total aggregate gross advances to Natuera under the Natuera Series A Loan were $15,500, of which the Company advanced 50% and AGI advanced the remaining 50%, or $7,750 each. As a result, the Company transferred the carrying amount of the Natuera Series A Loan of approximately $2,013 plus accrued interest of $540, for a total investment value of $2,553, which approximates fair value, to investments in equity accounted investees in respect of Natuera. See Note 4. Loans Receivable, net.
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
(i)On April 1, 2021, the Company and AGI converted all advances made to Natuera under the Series A Loan, plus accrued interest, into equity of Natuera. Total aggregate gross advances to Natuera under the Natuera Series A Loan were $15,500, of which the Company advanced 50% and AGI advanced the remaining 50%, or $7,750 each. As a result, the Company transferred the carrying amount of the Natuera Series A Loan of approximately $2,013 plus accrued interest of $540, for a total investment value of $2,553, which approximates fair value, to investments in equity accounted investees in respect of Natuera. See Note 3. Investments.
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

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
5. Goodwill and Intangible Assets, net
(a)Intangible assets, net
Intangible assets are comprised of the following items:

	Useful life (in years)	As of June 30, 2021
		Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	5	$5,786	$(1,043)	$—	$4,743
Health Canada licenses	17	8,825	(1,505)	(1,083)	6,237
Israeli codes(i)	25	315	(29)	—	286
Total definite-lived intangible assets		14,926	(2,577)	(1,083)	11,266
Lord Jones™ brand	N/A	64,000	—	(61,500)	2,500
Trademarks	N/A	143	—	—	143
Total intangible assets		$79,069	$(2,577)	$(62,583)	$13,909

	Useful life (in years)	As of December 31, 2020
		Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	5	$4,565	$(565)	$—	$4,000
Health Canada licenses	17	8,579	(1,254)	(1,053)	6,272
Israeli codes(i)	25	322	(22)	—	300
Total definite-lived intangible assets		13,466	(1,841)	(1,053)	10,572
Lord Jones™ brand	N/A	64,000	—	(5,000)	59,000
Trademarks	N/A	148	—	—	148
Total intangible assets		$77,614	$(1,841)	$(6,053)	$69,720
(i)The Israeli codes were transferred by non-controlling interests to Cronos Israel in exchange for their equity interests in the Cronos Israel entities as discussed in Part II, Item 8. Note 2(c) “Basis of consolidation” and Note 2(h) “Definite life intangible assets” of the Company’s Annual Report.
Impairment charges on intangibles assets, net for the three months ended June 30, 2021 and 2020 are comprised of the following:

	As of April 1, 2021	Impairment charges	Foreign exchange effect	As of June 30, 2021
Health Canada licenses	$(1,069)	$—	$(14)	$(1,083)
Lord Jones™ brand	(5,000)	(56,500)	—	(61,500)
	$(6,069)	$(56,500)	$(14)	$(62,583)

	As of April 1, 2020	Impairment charges	Foreign exchange effect	As of June 30, 2020
Lord Jones™ brand	$—	$(5,000)	$—	$(5,000)
Impairment charges on intangibles assets, net for the six months ended June 30, 2021 and 2020 is comprised of the following:

	As of January 1, 2021	Impairment charges	Foreign exchange effect	As of June 30, 2021
Health Canada licenses	$(1,053)	$—	$(30)	$(1,083)
Lord Jones™ brand	(5,000)	(56,500)	—	(61,500)
	$(6,053)	$(56,500)	$(30)	$(62,583)

	As of January 1, 2020	Impairment charges	Foreign exchange effect	As of June 30, 2020
Lord Jones™ brand	$—	$(5,000)	$—	$(5,000)
Amortization expense was $274 and $166 for the three months ended June 30, 2021 and 2020, respectively, and $443 and $346 for the six months ended June 30, 2021 and 2020, respectively.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
As of June 30, 2021, the estimated future amortization of definite-lived intangible assets is as follows:

As of June 30, 2021
Remainder of 2021 (6 months)	$779
2022	1,555
2023	1,515
2024	1,477
2025	1,154
2026	547
Thereafter	4,239
$11,266
Definite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment charges are recognized when the carrying amount of a definite-lived intangible asset is not recoverable and its carrying amount exceeds its fair value. As of June 30, 2021, no qualitative factors exist that would suggest the carrying value of the Company’s definite-lived intangible assets were not recoverable.
Indefinite-lived intangible assets are reviewed for impairment annually or more frequently when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Indefinite-lived intangible assets are subject to a qualitative assessment, which requires the consideration of factors such as recent market transactions, macroeconomic conditions, and changes in projected future cash flows as potential indicators when determining the need for a quantitative assessment of impairment.
The Company has reassessed the existence of impairment indicators on goodwill associated with the U.S. reporting unit derived from the acquisition of four Redwood Holding Group, LLC subsidiaries (collectively, “Redwood”) and the Lord JonesTM brand indefinite-lived intangible asset as of June 30, 2021, and determined that quantitative impairment analyses were required as of June 30, 2021 due to slower actual revenue growth as compared to previous revenue growth forecasts and significant pricing pressures brought about by increased competition and aggressive discounting in the U.S. reporting unit and associated with the Lord JonesTM brand indefinite-lived intangible asset. As such, the Company reassessed its estimates and forecasts as of June 30, 2021, to determine the fair values of the reporting unit and intangible asset using a discounted cash flow method on the reporting unit and the relief-from-royalty method on the Lord Jones™ brand. Significant inputs include discount rate, growth rates, cash flow projections and, for the Lord Jones™ brand, royalty rates. As a result of the analysis, as of June 30, 2021, the Company concluded the carrying amount of the Lord JonesTM brand exceeded its fair value, which resulted in impairment charges of $56,500 on the Lord Jones™ brand on the condensed consolidated statements of net income (loss) and comprehensive income (loss) for the three and six months ended June 30, 2021.
In June 2020, the Company concluded that the projected impact of the COVID-19 pandemic on its sales and revenues in the near term, together with the volatility in the market conditions during the quarter, represented potential indicators of impairment for the U.S. reporting unit’s Lord Jones brand. Accordingly, the Company performed an interim impairment analysis, which revealed the carrying amount of the brand exceeded its fair value. Accordingly, the Company recorded an impairment charge of $5,000 on the condensed consolidated statements of net income (loss) and comprehensive income (loss) for the three and six months ended June 30, 2020.
(b)Goodwill
Goodwill is comprised of the following items:

	As of June 30, 2021
	Cost	Accumulated impairment charges	Net
OGBC	$316	$(316)	$—
Peace Naturals Project, Inc. (“Peace Naturals”)	1,129	—	1,129
Redwood	213,414	(213,414)	—
	$214,859	$(213,730)	$1,129

	As of December 31, 2020
	Cost	Accumulated impairment charges	Net
OGBC	$307	$(307)	$—
Peace Naturals	1,108	—	1,108
Redwood	213,414	(35,000)	178,414
	$214,829	$(35,307)	$179,522

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
Impairment charges on goodwill for the three months ended June 30, 2021 and 2020 consists of the following items:

	As of April 1, 2021	Impairment charges	Foreign exchange effect	As of June 30, 2021
OGBC	$(312)	$—	$(4)	$(316)
Redwood	(35,000)	(178,414)	—	(213,414)
	$(35,312)	$(178,414)	$(4)	$(213,730)

	As of April 1, 2020	Impairment charges	Foreign exchange effect	As of June 30, 2020
Redwood	$—	$(35,000)	$—	$(35,000)
Impairment charges on goodwill for the six months ended June 30, 2021 and 2020 consists of the following items:

	As of January 1, 2021	Impairment charges	Foreign exchange effect	As of June 30, 2021
OGBC	$(307)	$—	$(9)	$(316)
Redwood	(35,000)	(178,414)	—	(213,414)
	$(35,307)	$(178,414)	$(9)	$(213,730)

	As of January 1, 2020	Impairment charges	Foreign exchange effect	As of June 30, 2020
Redwood	$—	$(35,000)	$—	$(35,000)
The Company is required to test goodwill for impairment on an annual basis or more frequently when events or changes in circumstances require it. Under ASC 350, Intangibles - Goodwill and Other, the qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions, and changes in projected future cash flows or planned revenue or earnings of the reporting unit as potential indicators when determining the need for a quantitative assessment of impairment. As a result of the reassessment of impairment indicators and quantitative impairment testing described above, the Company concluded that the carrying amount of the U.S. reporting unit exceeded its fair value, which resulted in an impairment charges of $178,414 on goodwill associated with its U.S. reporting unit on the condensed consolidated statements of net income (loss) and comprehensive income (loss) for the three and six months ended June 30, 2021.
In June 2020, the Company concluded that the projected impact of the COVID-19 pandemic on its sales and revenues in the near term, together with the volatility in the market conditions during the quarter, represented potential indicators of impairment for the Company’s U.S. reporting unit. Accordingly, the Company performed an interim impairment analysis, which revealed the carrying amount of the reporting unit exceeded its fair value. As a result, the Company recorded an impairment charge of $35,000 on goodwill associated with its U.S. reporting unit on the condensed consolidated statements of net income (loss) and comprehensive income (loss) for the three and six months ended June 30, 2020.

6. Derivative Liabilities
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
Fluctuations in the Company’s share price are a primary driver for the changes in the derivative valuations during each reporting period. As the share price decreases for each of the related derivative instruments, the liability of the instrument generally decreases. Share price is one of the significant observable inputs used in the fair value measurement of each of the Company’s derivative instruments. During the three months ended June 30, 2021, the Company’s share price decreased from April 1, 2021 and we recorded an out-of-period adjustment of $11,278. See Note 1. Background, Basis of Presentation, Restatement, and Accounting Policies for more information on the out-of-period adjustment.
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
The following table quantifies each of the significant inputs described above and provides a sensitivity analysis of the impact on the reported values of the derivative liabilities. The sensitivity analysis for each significant input is performed by assuming a 10% decrease in the input while other significant inputs remain constant at management’s best estimate as of the respective dates. While a decrease in the inputs noted below would cause a decrease in the carrying amount of the derivative liability, there would also be an equal but opposite impact on net income (loss).

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

7. Share-based Payments
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
As of June 30, 2021, there are no warrants outstanding other than the Altria Warrant. See Note 6. Derivative Liabilities for further description on the Altria Warrant.

8. Loss per Share
Basic and diluted loss per share from continuing operations and discontinued operations are calculated using the following numerators and denominators:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Basic loss per share computation	(Restated)		(Restated)
Net loss from continuing operations attributable to the shareholders of Cronos Group	$(178,513)	$(106,931)	$(339,804)	$(30,891)
Weighted average number of common shares outstanding	371,721,382	349,075,408	367,391,118	348,946,439
Basic loss from continuing operations per share(i)	$(0.48)	$(0.31)	$(0.92)	$(0.09)

Loss from discontinued operations attributable to the shareholders of Cronos Group	$(561)	$(46)	$(582)	$(46)
Weighted average number of common shares outstanding	371,721,382	349,075,408	367,391,118	348,946,439
Basic loss from discontinued operations per share	$0.00	$0.00	$0.00	$0.00

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Diluted loss per share computation	(Restated)		(Restated)
Net loss used in the computation of basic earnings (loss) from continuing operations per share	$(178,513)	$(106,931)	$(339,804)	$(30,891)
Adjustment for gain on revaluation of derivative liabilities	—	(729)	—	(729)
Net loss used in the computation of diluted loss from continuing operations per share	$(178,513)	$(107,660)	$(339,804)	$(31,620)

Weighted average number of common shares for computation of diluted loss from continuing operations per share(i)	371,721,382	349,075,408	367,391,118	348,946,439
Diluted loss from continuing operations per share	$(0.48)	$(0.31)	$(0.92)	$(0.09)

Loss from discontinued operations attributable to the shareholders of Cronos Group	$(561)	$(46)	$(582)	$(46)
Weighted average number of common shares for computation of diluted loss from discontinued operations per share	371,721,382	349,075,408	367,391,118	348,946,439
Diluted loss from discontinued operations per share	$0.00	$0.00	$0.00	$0.00
(i)In computing diluted loss per share, incremental common shares are not considered in periods in which a net loss is reported as the inclusion of the common share equivalents would be anti-dilutive.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because conditions for contingently issuable shares were not satisfied at the end of the reporting periods.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(Restated)
Ginkgo equity milestones	14,674,904	14,674,904	14,674,904	14,674,904
Pre-emptive Rights	10,683,330	12,006,740	10,984,166	12,006,740
Top-up Rights – fixed price	3,698,611	26,686,413	7,406,031	26,686,413
Top-up Rights – market price	3,504,561	1,941,349	3,063,822	1,941,349
Altria Warrant	82,623,455	77,752,533	82,606,904	77,752,533
Stock options	4,439,462	10,495,235	6,136,113	10,547,256
Warrants	5,577	17,521,903	2,784,377	17,536,558
Restricted share units	861,283	1,012,249	717,127	1,012,249
Total anti-dilutive securities	120,491,183	162,091,326	128,373,444	162,158,002

9. Segment Information
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

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
Segment data was as follows for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30, 2021
	United States	Rest of World	Corporate	Total
	(Restated)			(Restated)
Cannabis flower	$—	$11,597	$—	$11,597
Cannabis extracts	2,227	1,531	—	3,758
Other	—	267	—	267
Net revenue	$2,227	$13,395	$—	$15,622

Share of loss from equity accounted investments	$—	$1,115	$—	$1,115

Interest income	$20	$2,280	$—	$2,300
Interest expense	—	(7)	—	(7)
Interest income, net	$20	$2,273	$—	$2,293

Total assets	$473,828	$386,805	$741,850	$1,602,483
Depreciation and amortization	68	975	—	1,043
Impairment loss on goodwill and indefinite-lived intangible assets	234,914	—	—	234,914
Impairment loss on long-lived assets	1,214	—	—	1,214
Loss from discontinued operations	—	561	—	561
Adjusted EBITDA	(10,711)	(32,605)	(6,443)	(49,759)
Purchase of property, plant and equipment, net	239	1,428	—	1,667

	Three months ended June 30, 2020
	United States	Rest of World	Corporate	Total
Cannabis flower	$—	$5,674	$—	$5,674
Cannabis extracts	2,174	1,917	—	4,091
Other	—	118	—	118
Net revenue	$2,174	$7,709	$—	$9,883

Share of loss from equity accounted investments	$—	$794	$—	$794

Interest income	9	3,808	—	3,817
Interest expense	—	(83)	—	(83)
Interest income, net	$9	$3,725	$—	$3,734

Total assets	$250,470	$348,569	$1,311,248	$1,910,287
Depreciation and amortization	36	643	—	679
Impairment loss on goodwill and indefinite-lived intangible assets	40,000	—	—	40,000
Adjusted EBITDA	(4,785)	(18,618)	(3,583)	(26,986)
Purchase of property, plant and equipment, net	39	6,894	—	6,933

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents

	Six months ended June 30, 2021
	United States	Rest of World	Corporate	Total
	(Restated)			(Restated)
Cannabis flower	$—	$21,031	$—	$21,031
Cannabis extracts	4,668	2,234	—	6,902
Other	—	300	—	300
Net revenue	$4,668	$23,565	$—	$28,233

Share of loss from equity accounted investments	$—	$2,758	$—	$2,758

Interest income	$23	$4,612	$—	$4,635
Interest expense	—	(13)	—	(13)
Interest income, net	$23	$4,599	$—	$4,622

Total assets	$473,828	$386,805	$741,850	$1,602,483
Depreciation and amortization	139	1,639	—	1,778
Impairment loss on goodwill and indefinite-lived intangible assets	234,914	—	—	234,914
Impairment loss on long-lived assets	2,955	—	—	2,955
Adjusted EBITDA	(20,221)	(54,789)	(11,323)	(86,333)
Purchase of property, plant and equipment, net	319	8,028	—	8,347

	Six months ended June 30, 2020
	United States	Rest of World	Corporate	Total
Cannabis flower	$—	$8,415	$—	$8,415
Cannabis extracts	4,350	5,317	—	9,667
Other	—	233	—	233
Net revenue	$4,350	$13,965	$—	$18,315

Share of loss from equity accounted investments	$—	$1,966	$—	$1,966

Interest income	16	11,559	—	11,575
Interest expense	—	(90)	—	(90)
Interest income, net	$16	$11,469	$—	$11,485

Total assets	$250,470	$348,569	$1,311,248	$1,910,287
Depreciation and amortization	69	1,297	—	1,366
Impairment loss on goodwill and indefinite-lived intangible assets	40,000	—	—	40,000
Adjusted EBITDA	(10,567)	(47,628)	(5,846)	(64,041)
Purchase of property, plant and equipment, net	219	13,125	—	13,344

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
The following tables set forth a reconciliation of net income (loss) as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated:

	Three months ended June 30, 2021
	United States	Rest of World	Corporate	Total
	(Restated)			(Restated)
Net income (loss)	$(247,847)	$79,627	$(11,133)	$(179,353)
Interest income, net	(20)	(2,273)	—	(2,293)
Share of loss from equity accounted investments	—	1,115	—	1,115
Impairment loss on goodwill and indefinite-lived intangible assets(i)	234,914	—	—	234,914
Impairment loss on long-lived assets(ii)	1,214	—	—	1,214
Gain on revaluation of derivative liabilities(iii)	—	(115,248)	—	(115,248)
Transaction costs(iv)	—	—	2,758	2,758
Other, net(v)	—	(1,127)	—	(1,127)
Loss from discontinued operations(vi)	—	561	—	561
Share-based payments(vii)	822	1,743	—	2,565
Review costs related to restatement of 2019 interim financial statements(viii)	—	—	1,932	1,932
Depreciation and amortization	206	2,997	—	3,203
Adjusted EBITDA	$(10,711)	$(32,605)	$(6,443)	$(49,759)

	Three months ended June 30, 2020
	United States	Rest of World	Corporate	Total
Net loss	$(45,566)	$(55,095)	$(7,042)	$(107,703)
Interest income, net	(9)	(3,725)	—	(3,734)
Share of loss from equity accounted investments	—	794	—	794
Impairment loss on goodwill and indefinite-lived intangible assets(i)	40,000	—	—	40,000
Loss on revaluation of derivative liabilities(iii)	—	35,880	—	35,880
Other, net(v)	—	9	—	9
Loss from discontinued operations(vi)	—	46	—	46
Share-based payments(vii)	756	1,790	—	2,546
Review costs related to restatement of 2019 interim financial statements(viii)	—	—	3,459	3,459
Depreciation and amortization	34	1,683	—	1,717
Adjusted EBITDA	$(4,785)	$(18,618)	$(3,583)	$(26,986)

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents

	Six months ended June 30, 2021
	United States	Rest of World	Corporate	Total
	(Restated)			(Restated)
Net loss	$(259,939)	$(62,520)	$(18,519)	$(340,978)
Interest income, net	(23)	(4,599)	—	(4,622)
Share of loss from equity accounted investments	—	2,758	—	2,758
Impairment loss on goodwill and indefinite-lived intangible assets(i)	234,914	—	—	234,914
Impairment loss on long-lived assets(ii)	2,955	—	—	2,955
Loss on revaluation of derivative liabilities(iii)	—	1,626	—	1,626
Transaction costs(iv)	—	—	3,259	3,259
Other, net(v)	—	(911)	—	(911)
Loss from discontinued operations(vi)	—	582	—	582
Share-based payments(vii)	1,567	3,497	—	5,064
Review costs related to restatement of 2019 interim financial statements(viii)	—	—	3,937	3,937
Depreciation and amortization	305	4,778	—	5,083
Adjusted EBITDA	$(20,221)	$(54,789)	$(11,323)	$(86,333)

	Six months ended June 30, 2020
	United States	Rest of World	Corporate	Total
Net income (loss)	$(52,082)	$33,772	$(13,712)	$(32,022)
Interest income, net	(16)	(11,469)	—	(11,485)
Share of loss from equity accounted investments	—	1,966	—	1,966
Impairment loss on goodwill and indefinite-lived intangible assets(i)	40,000	—	—	40,000
Loss on revaluation of derivative liabilities(iii)	—	(77,488)	—	(77,488)
Other, net(v)	—	(785)	—	(785)
Loss from discontinued operations(vi)	—	46	—	46
Share-based payments(vii)	1,462	3,520	—	4,982
Review costs related to restatement of 2019 interim financial statements(viii)	—	—	7,866	7,866
Depreciation and amortization	69	2,810	—	2,879
Adjusted EBITDA	$(10,567)	$(47,628)	$(5,846)	$(64,041)
(i)For the three and six months ended June 30, 2021 and 2020, impairment loss on goodwill and indefinite-lived intangible assets relates to impairment on goodwill and indefinite-lived intangible assets related to the Company’s U.S. segment. See Note 5. Goodwill and Intangible Assets, net.
(ii)For the three months ended June 30, 2021, impairment loss on long-lived assets relates to an impairment on property, plant and equipment in the U.S. segment. See Note 13. Impairment Loss on Long-lived Assets. For the six months ended June 30, 2021, impairment loss on long-lived assets relates to the aforementioned impairment loss on property, plant and equipment as well as an impairment loss on leased premises in the U.S. segment from the first quarter of 2021. See Note 13. Impairment Loss on Long-lived Assets. There was no impairment loss on long-lived assets for the three and six months ended June 30, 2020.
(iii)For the three and six months ended June 30, 2021 and 2020, gain/loss on revaluation of derivative liabilities represents the fair value changes on the derivative liabilities. See Note 6. Derivative Liabilities.
(iv)For the three and six months ended June 30, 2021, transaction costs represents legal, financial and other advisory fees and expenses incurred in connection with various strategic investments. These costs are included in general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
(v)For the three and six months ended June 30, 2021, other, net is primarily related to gain recorded on sale of the Company’s Winnipeg facility previously designated as held-for-sale in the first quarter of 2021. For the six months ended June 30, 2020, other, net is primarily comprised of the gain recorded related to the sale of common shares of Aurora Cannabis, Inc. (“Aurora”), which were received in connection with the achievement of a milestone related to Aurora’s acquisition of Whistler Medical Marijuana Corporation.
(vi)For the three and six months ended June 30, 2021 and 2020, loss from discontinued operations relates to the discontinuance of Original B.C. Ltd. (“OGBC”). See Note 12. Held-For-Sale Assets and Discontinued Operations.
(vii)For the three and six months ended June 30, 2021 and 2020, share-based payments relates to the vesting expenses of share-based compensation awarded to employees under the Company’s share-based award plans as described in Note 7. Share-based Payments.
(viii)For the three and six months ended June 30, 2021 and 2020, the financial statement review costs include costs related to the restatement of the Company’s 2019 interim financial statements, costs related to the Company’s responses to requests for information from various regulatory authorities relating to such restatement and legal costs defending shareholder class action complaints brought against the Company as a result of the restatement.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
Net revenue attributed to a geographic region based on the location of the customer were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Canada	$10,664	$7,416	$18,246	$13,507
Israel	2,310	293	4,828	293
United States	2,227	2,174	4,668	4,350
Other countries	421	—	491	165
Net revenue	$15,622	$9,883	$28,233	$18,315
Property, plant and equipment assets were physically located in the following geographic regions:

	As of June 30, 2021	As of December 31, 2020
Canada	$168,462	$162,163
Israel	23,936	23,143
United States	308	2,293
Total	$192,706	$187,599
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
10. Commitments and Contingencies
(a)Commitments
There have been no material changes in the information regarding commitments as disclosed in the Company’s Annual Report.
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

11. Financial Instruments
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
(ii)Market risk
Market risk is the risk that the fair value of, or future cash flows from, the Company’s financial instruments will significantly fluctuate due to changes in market prices. The value of financial instruments can be affected by changes in interest rates, market and economic conditions, and equity and commodity prices. The Company is exposed to market risk in divesting its investments, such that unfavorable market conditions could result in dispositions of investments at less than their carrying amounts. Further, the revaluation of securities classified as fair value through net income could result in significant write-downs of the Company’s investments, which would have an adverse impact on the Company’s financial position, unless these would flow through other comprehensive income.
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
During the three months ended June 30, 2021 and 2020, the Company had foreign currency gain on translation of $13,470 and $51,871, respectively. During the six months ended June 30, 2021 and 2020, the Company had foreign currency gain (loss) on translation of $29,754 and $(61,821), respectively. A 10% change in the exchange rates for the U.S. dollar would affect the carrying amount of net assets by approximately $162,991 and $170,817 as of June 30, 2021 and December 31, 2020, respectively.

12. Held-For-Sale Assets and Discontinued Operations
During the year ended December 31, 2020, the Company advanced its plans for the sale and disposal of substantially all of the assets of OGBC and as a result, OGBC’s results of operations were reclassified as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. During the quarter ended June 30, 2021, the Company determined that the fair value of OGBC was lower than the carrying amount of the assets. As such, a write-down to these held-for-sale assets of $561 was recorded in the second quarter of 2021. As of June 30, 2021, the assets and liabilities of OGBC continue to meet the definition of discontinued operations and are included as “held-for-sale” assets on the condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020, and loss from discontinued operations on the condensed consolidated statements of net income (loss) and comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020.
On June 10, 2021, the land and office building located in Winnipeg, Manitoba Canada, previously designated as held-for-sale in the first quarter of 2021, was sold for $2,059, net of costs to sell. As a result, the Company recorded a gain on the sale of $1,279 in other, net in its condensed consolidated statements of net income (loss) and comprehensive income (loss) for the three and six months ended June 30, 2021.
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
13. Impairment Loss on Long-lived Assets
(a)Right-of-use assets and property, plant, and equipment, net
During the six months ended June 30, 2021, the Company recognized an impairment charge of $1,039 related to leasehold improvements located within leased premises, encompassing approximately 6,000 square feet, in Los Angeles, California, which the Company determined it no longer had plans to use. The significant change in the extent and manner in which the leasehold improvements are being used and the expectation that, more likely than not, the leasehold improvements will be disposed of before the end of their useful life triggered an impairment. The right-of-use lease asset associated with the leasehold improvements was also written down as a result of our decision to no longer use the leased premises. The Company recognized an impairment charge on the de-recognition of the right-of-use asset of $702 during the six months ended June 30, 2021. Both of the impairment charges are recognized on the condensed consolidated statements of net income (loss) and comprehensive income (loss) as impairment loss on long-lived assets.
During the three months ended June 30, 2021, the Company reassessed the existence of impairment indicators on property, plant and equipment associated with sales channels in the U.S. segment. The Company determined that slower actual revenue growth as compared to previous revenue growth forecasts and significant pricing pressures brought about by increased competition and aggressive discounting in sales channels in the U.S. segment represented indicators of impairment. As a result, a quantitative impairment analysis was required as of June 30, 2021. As such, the Company reassessed its estimates and forecasts as of June 30, 2021, to determine the fair values of the property, plant and equipment using an undiscounted cash flow methodology. Significant inputs include growth rates and cash flow projections. As a result of the analysis, as of June 30, 2021, the Company concluded the carrying amount of the property, plant and equipment associated with sales channels in the U.S. segment exceeded its fair value, which resulted in impairment charges of $1,214 on the condensed consolidated statements of net income (loss) and comprehensive income (loss) for the three and six months ended June 30, 2021.
No impairment charges were recorded during the three and six months ended June 30, 2020 on right-of-use assets or property, plant and equipment, net.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read together with other information, including Cronos Group’s restated condensed consolidated financial statements and the related notes to those statements, included in Part I, Item 1. of this Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2021 (this “Quarterly Report”), consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”) and Part I, Item 1A, Risk Factors, of the Annual Report.
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

Consolidated Results of Operations
The tables below sets forth our condensed consolidated results of operations, expressed in thousands of U.S. dollars for the periods presented. Our restated condensed consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods.

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
	(Restated)		(Restated)
Net revenue before excise taxes	$18,848	$11,432	$33,502	$20,776
Excise taxes	(3,226)	(1,549)	(5,269)	(2,461)
Net revenue	15,622	9,883	28,233	18,315
Cost of sales	19,445	9,743	35,019	16,689
Inventory write-down	11,961	3,062	11,961	11,024
Gross loss	(15,784)	(2,922)	(18,747)	(9,398)
Operating expenses:
Sales and marketing	13,209	6,501	23,463	13,613
Research and development	5,199	3,631	10,301	8,221
General and administrative	22,417	18,429	44,323	42,188
Share-based payments	2,565	2,546	5,064	4,982
Depreciation and amortization	1,043	679	1,778	1,366
Impairment loss on goodwill and indefinite-lived intangible assets	234,914	40,000	234,914	40,000
Impairment loss on long-lived assets	1,214	—	2,955	—
Total operating expenses	280,561	71,786	322,798	110,370
Operating loss	(296,345)	(74,708)	(341,545)	(119,768)
Other income (loss)	117,553	(32,949)	1,149	87,792
Loss from discontinued operations	(561)	(46)	(582)	(46)
Net loss	(179,353)	(107,703)	(340,978)	(32,022)
Net loss attributable to non-controlling interests	(279)	(726)	(592)	(1,085)
Net loss attributable to Cronos Group	$(179,074)	$(106,977)	$(340,386)	$(30,937)

Summary of select financial results

	For the three months ended June 30,		Change			For the six months ended June 30,		Change
	2021	2020	$	%		2021	2020	$	%
Net revenue	$15,622	$9,883	$5,739	58%		$28,233	$18,315	$9,918	54%
Cost of sales	19,445	9,743	9,702	100%		35,019	16,689	18,330	110%
Inventory write-down	11,961	3,062	8,899	291%		11,961	11,024	937	8%
Gross loss	(15,784)	(2,922)	(12,862)	440%		(18,747)	(9,398)	(9,349)	99%
Gross margin	(101)%	(30)%	N/A	(71)	pp	(66)%	(51)%	N/A	(15)	pp

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
Operating expenses

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(Restated)				(Restated)
Sales and marketing	$13,209	$6,501	$6,708	103%	$23,463	$13,613	$9,850	72%
Research and development	5,199	3,631	1,568	43%	10,301	8,221	2,080	25%
General and administrative	22,417	18,429	3,988	22%	44,323	42,188	2,135	5%
Share-based payments	2,565	2,546	19	1%	5,064	4,982	82	2%
Depreciation and amortization	1,043	679	364	54%	1,778	1,366	412	30%
Impairment loss on goodwill and indefinite-lived intangible assets	234,914	40,000	194,914	487%	234,914	40,000	194,914	487%
Impairment loss on long-lived assets	1,214	—	1,214	N/A	2,955	—	2,955	N/A
Total operating expenses	$280,561	$71,786	$208,775	291%	$322,798	$110,370	$212,428	192%
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
Impairment loss on goodwill and indefinite-lived intangible assets
For the three and six months ended June 30, 2021, there were $234.9 million of impairment charges on goodwill and indefinite-lived intangible assets representing an increase of $194.9 million from the three and six months ended June 30, 2020.
For both the three and six month comparative periods, the increase in impairment loss on goodwill and indefinite-lived intangible assets was primarily due to a $234.9 million impairment charge on the goodwill associated with our U.S. reporting unit and Lord Jones™ brand name compared to $40.0 million in impairment charges on the U.S. reporting unit and the Lord Jones™ brand in the first half of 2020. For further information, see Note 5. Goodwill and Intangible Assets, Net to the Company’s restated condensed consolidated financial statements under Item 1. “Financial Statements” of this Quarterly Report.
Impairment loss on long-lived assets
For the six months ended June 30, 2021, impairment loss on long-lived assets was $3.0 million, representing an increase of $3.0 million from the six months ended June 30, 2020. For the three months ended June 30, 2021, impairment loss on long-lived assets was $1.2 million, representing an increase of $1.2 million from the three months ended June 30, 2020.
For the three month comparative period, the increase in impairment charges relates to $1.2 million in impairment charges on property, plant and equipment located in the U.S. segment. For the six month comparative period, the increase in impairment charges relates to aforementioned impairment charges on property, plant and equipment located in the U.S. segment, as well as $1.7 million in impairment charges on leased premises in the U.S. segment. For further information, see Note 13. Impairment Loss on Long-lived Assets to the Company’s restated condensed consolidated financial statements under Item 1. “Financial Statements” of this Quarterly Report.
Other income (loss) & discontinued operations

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Interest income, net	$2,293	$3,734	$(1,441)	(39)%	$4,622	$11,485	$(6,863)	(60)%
Gain (loss) on revaluation of derivative liabilities	115,248	(35,880)	151,128	421%	(1,626)	77,488	(79,114)	(102)%
Share of loss from equity accounted investments	(1,115)	(794)	(321)	(40)%	(2,758)	(1,966)	(792)	(40)%
Other, net	1,127	(9)	1,136	12622%	911	785	126	16%
Total other income (loss)	117,553	(32,949)	150,502	457%	1,149	87,792	(86,643)	(99)%
Loss from discontinued operations	(561)	(46)	(515)	(1120)%	(582)	(46)	(536)	(1165)%
Net loss	$(179,353)	$(107,703)	$(71,650)	(67)%	$(340,978)	$(32,022)	$(308,956)	(965)%
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
The valuation of derivative liabilities is based on inputs such as the Company’s share price and volatility, expected term and expected risk-free interest rate which have in the past, and may in the future, fluctuate significantly period-to-period. The Company expects continued fluctuations in derivative valuations. For further information, see Note 6. Derivative Liabilities to the Company’s restated condensed consolidated financial statements under Item 1. “Financial Statements” of this Quarterly Report.
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
For both the three and six month comparative periods, the change was due to recurring losses from the Company’s equity accounted investments. For further information, see Note 3. Investments to the Company’s restated condensed consolidated financial statements under Item 1. “Financial Statements” of this Quarterly Report.
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

Results of Operations by Business Segment:
The tables below sets forth our condensed consolidated results of operations by our two business segments: ROW and U.S., expressed in U.S. dollars and in thousands for the periods presented. Our restated condensed consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods. Certain totals in the tables below will not sum to exactly 100% due to rounding.
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
Adjusted EBITDA
Management reviews Adjusted EBITDA, a non-GAAP measure which excludes non-cash items and items that do not reflect management’s assessment of on-going business performance of our operating segments. Management defines Adjusted EBITDA as net income (loss) before interest, tax expense, depreciation and amortization adjusted for: share of loss from equity accounted investments; impairment loss on goodwill and indefinite-lived intangible assets; impairment loss on long-lived assets: loss (gain) on revaluation of derivative liabilities; transaction costs related to strategic projects; other, net: loss from discontinued operations; share-based payments; and review costs related to the restatement of the Company’s 2019 interim financial statements, the Company’s responses to the reviews of such interim financial statements by various regulatory authorities and legal costs defending shareholder class action complaints brought against the Company as a result of the restatement (see Part II, Item 1. “Legal Proceedings” of this Quarterly Report for a discussion of the regulatory reviews and shareholder class action complaints relating to the restatement of the 2019 interim financial statements).
Management believes that Adjusted EBITDA provides the most useful insight into underlying business trends and results and provides a more meaningful comparison of period-over-period results. Management uses Adjusted EBITDA for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets.
The following table sets forth a reconciliation of net income (loss) as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated (dollars in thousands):

	Three months ended June 30, 2021
	United States	Rest of World	Corporate	Total
	(Restated)			(Restated)
Net income (loss)	$(247,847)	$79,627	$(11,133)	$(179,353)
Interest income, net	(20)	(2,273)	—	(2,293)
Share of loss from equity accounted investments	—	1,115	—	1,115
Impairment loss on goodwill and indefinite-lived intangible assets(i)	234,914	—	—	234,914
Impairment loss on long-lived assets(ii)	1,214	—	—	1,214
Gain on revaluation of derivative liabilities(iii)	—	(115,248)	—	(115,248)
Transaction costs(iv)	—	—	2,758	2,758
Other, net(v)	—	(1,127)	—	(1,127)
Loss from discontinued operations(vi)	—	561	—	561
Share-based payments(vii)	822	1,743	—	2,565
Review costs related to restatement of 2019 interim financial statements(viii)	—	—	1,932	1,932
Depreciation and amortization	206	2,997	—	3,203
Adjusted EBITDA	$(10,711)	$(32,605)	$(6,443)	$(49,759)

	Three months ended June 30, 2020
	United States	Rest of World	Corporate	Total
Net loss	$(45,566)	$(55,095)	$(7,042)	$(107,703)
Interest income, net	(9)	(3,725)	—	(3,734)
Share of loss from equity accounted investments	—	794	—	794
Impairment loss on goodwill and indefinite-lived intangible assets(i)	40,000	—	—	40,000
Loss on revaluation of derivative liabilities(iii)	—	35,880	—	35,880
Other, net(v)	—	9	—	9
Loss from discontinued operations(vi)	—	46	—	46
Share-based payments(vii)	756	1,790	—	2,546
Review costs related to restatement of 2019 interim financial statements(viii)	—	—	3,459	3,459
Depreciation and amortization	34	1,683	—	1,717
Adjusted EBITDA	$(4,785)	$(18,618)	$(3,583)	$(26,986)

	Six months ended June 30, 2021
	United States	Rest of World	Corporate	Total
	(Restated)			(Restated)
Net loss	$(259,939)	$(62,520)	$(18,519)	$(340,978)
Interest income, net	(23)	(4,599)	—	(4,622)
Share of loss from equity accounted investments	—	2,758	—	2,758
Impairment loss on goodwill and indefinite-lived intangible assets(i)	234,914	—	—	234,914
Impairment loss on long-lived assets(ii)	2,955	—	—	2,955
Loss on revaluation of derivative liabilities(iii)	—	1,626	—	1,626
Transaction costs(iv)	—	—	3,259	3,259
Other, net(v)	—	(911)	—	(911)
Loss from discontinued operations(vi)	—	582	—	582
Share-based payments(vii)	1,567	3,497	—	5,064
Review costs related to restatement of 2019 interim financial statements(viii)	—	—	3,937	3,937
Depreciation and amortization	305	4,778	—	5,083
Adjusted EBITDA	$(20,221)	$(54,789)	$(11,323)	$(86,333)

	Six months ended June 30, 2020
	United States	Rest of World	Corporate	Total
Net income (loss)	$(52,082)	$33,772	$(13,712)	$(32,022)
Interest income, net	(16)	(11,469)	—	(11,485)
Share of loss from equity accounted investments	—	1,966	—	1,966
Impairment loss on goodwill and indefinite-lived intangible assets(i)	40,000	—	—	40,000
Gain on revaluation of derivative liabilities(iii)	—	(77,488)	—	(77,488)
Other, net(v)	—	(785)	—	(785)
Loss from discontinued operations(vi)	—	46	—	46
Share-based payments(vii)	1,462	3,520	—	4,982
Review costs related to restatement of 2019 interim financial statements(viii)	—	—	7,866	7,866
Depreciation and amortization	69	2,810	—	2,879
Adjusted EBITDA	$(10,567)	$(47,628)	$(5,846)	$(64,041)
(i)For the three and six months ended June 30, 2021 and 2020, impairment loss on goodwill and indefinite-lived intangible assets relates to the impairment of goodwill on the U.S. reporting unit and the Lord Jones indefinite-lived intangible asset in our U.S. segment. See Note 5. Goodwill and Intangible Assets, net to the Company’s restated condensed consolidated financial statements under Item 1. “Financial Statements” of this Quarterly Report.
(ii)For the three months ended June 30, 2021, impairment loss on long-lived assets relates to an impairment on property, plant and equipment in the U.S. segment. For the six months ended June 30, 2021, impairment loss on long-lived assets relates to the aforementioned impairment loss on property, plant and equipment as well as an impairment loss on leased premises in the U.S. segment from the first quarter of 2021. There was no impairment loss on long-lived assets for the three and six months ended June 30, 2020. See Note 13. Impairment Loss on Long-lived Assets to the Company’s restated condensed consolidated financial statements under Item 1. “Financial Statements” of this Quarterly Report.
(iii)For the three and six months ended June 30, 2021 and 2020, gain/loss on revaluation of derivative liabilities represents the fair value changes on the derivative liabilities. See Note 6. Derivative Liabilities to the Company’s restated condensed consolidated financial statements under Item 1. “Financial Statements” of this Quarterly Report.
(iv)For the three and six months ended June 30, 2021, transaction costs represents legal, financial and other advisory fees and expenses incurred in connection with various strategic investments. These costs are included in general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss) under Item 1. “Financial Statements” of this Quarterly Report.
(v)For the three and six months ended June 30, 2021, other, net, primarily related to the gain recorded on sale of the Company’s Winnipeg facility previously designated as held-for-sale in the first quarter of 2021. For the six months ended June 30, 2020, other, net is primarily comprised of the gain recorded related to the sale of common shares of Aurora Cannabis Inc. (“Aurora”), which were received in connection with the achievement of a milestone related to Aurora’s acquisition of Whistler Medical Marijuana Corporation.
(vi)For the three and six months ended June 30, 2020, loss from discontinued operations relates to the discontinuance of OGBC. See Note 12. Held-For-Sale Assets and Discontinued Operations to the Company’s restated condensed consolidated financial statements under Item 1. “Financial Statements” of this Quarterly Report.
(vii)For the three and six months ended June 30, 2021 and 2020, share-based payments relates to the vesting expenses of share-based compensation awarded to employees under the Company’s share-based award plans as described in Note 7. Share-based Payments to the Company’s restated condensed consolidated financial statements under Item 1. “Financial Statements” of this Quarterly Report.
(viii)For the three and six months ended June 30, 2021 and 2020, the financial statement review costs include costs related to the restatement of the Company’s 2019 interim financial statements, costs related to the Company’s responses to requests for information from various regulatory authorities relating to such restatement and legal costs defending shareholder class action complaints brought against the Company as a result of the restatement

Liquidity and Capital Resources
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

Critical Accounting Policies and Estimates
The Company’s critical accounting policies and estimates are discussed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K. There have been no material changes to these critical accounting policies and estimates.

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
A 10% change in the exchange rates for the Canadian dollar would affect the carrying amount of net assets by approximately $163.0 million and $170.8 million as of June 30, 2021 and December 31, 2020, respectively. The corresponding impact would be recorded in accumulated other comprehensive income. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on the Company’s results of operations.

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures.
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2021. Based on that evaluation, management has concluded that, as of June 30, 2021, due to the existence of material weaknesses in the Company’s internal control over financial reporting described below, the disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
The plan and progress as of the filing date is described below:

Material Weakness	Control, Control Enhancement or Mitigant	Implementation Status	Management Testing Status	Remediation Status
Inventory Verification	•Enhance count procedures to ensure appropriate consideration and coverage of their total inventory balance	Completed	Tested	Not Remediated
	•Implement cycle counts as a redundant control to supplement the annual physical count	Completed	Tested	Not Remediated
	•Provide training to inventory teams on count procedures and inventory management control expectations	Completed	Tested	Not Remediated
During the third quarter ended September 30, 2021, the Company identified the following additional material weaknesses:
•Control Environment:
We did not maintain an effective control environment. Specifically, our control environment (i) did not ensure that senior personnel in our accounting function engaged consistently in appropriate professional conduct and conduct consistent with our Code of Business Conduct and Ethics; and (ii) lacked personnel in our accounting function with appropriate level of knowledge and experience in U.S. GAAP sufficient to properly assess evidence and interpret accounting rules.
None of the personnel in the accounting function that engaged in misconduct were current or former executive officers of the Company. The control environment material weakness contributed to the goodwill and indefinite-lived intangible asset material weakness described below.

•Goodwill and Indefinite-lived Intangible Asset Impairment Testing:
We identified the following material weakness with respect to goodwill and indefinite-lived intangible asset impairment testing. We did not design and maintain effective controls to assess goodwill and indefinite-lived intangible assets for potential impairment as changes in the performance of and prospects for our U.S. reporting unit occurred. Specifically, we did not design and maintain effective controls to sufficiently assess the overall financial performance of and expectations for our U.S. reporting unit and certain macroeconomic, industry and market conditions when evaluating goodwill associated with our U.S. reporting unit and Lord JonesTM brand indefinite-lived intangible asset for potential impairment.
The material weakness in the control environment contributed to material misstatements related to the impairment of goodwill and indefinite-lived intangible assets that led to the restatement of the Company’s interim condensed consolidated financial statements for the three and six months ended June 30, 2021. The material weaknesses create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis. The lack of personnel in our accounting function with appropriate level of knowledge and experience in U.S. GAAP sufficient to properly assess evidence and interpret accounting principles described above resulted in immaterial misstatements related to the accounting for derivatives, share-based compensation, earnings per share, and long-lived asset impairment.
Remediation Plan and Status
The Company has implemented or is in the process of implementing various initiatives intended to address the identified material weaknesses and strengthen our overall control environment as of the filing date. In this regard, some of our key remedial initiatives include:

Material Weakness	Control, Control Enhancement or Mitigant	Implementation Status	Management Testing Status	Remediation Status
Control Environment
•The Company’s Chief Executive Officer and Chief Financial Officer have reinforced and will continue to reinforce on an ongoing basis the importance of adherence to the Company’s policies, procedures and standards of conduct, including identifying misconduct and raising and communicating concerns;
		In Progress	Not Tested	Not Remediated
	•All accounting personnel that engaged in unprofessional conduct have been terminated or resigned from the Company and are in the process of being replaced with qualified personnel;	Completed	Not Tested	Not Remediated

•We have enhanced our existing sub-certification process to include additional certifications regarding certain complex accounting topics and to include additional employees to increase accountability amongst Company personnel;
		Completed	Not Tested	Not Remediated
	•We have expanded our compensation claw back provisions to incorporate all personnel who are subject to our enhanced sub-certification process;	Completed	Not Tested	Not Remediated

•We have identified and are in the process of implementing organizational enhancements including (i) evaluating the sufficiency, experience and training of personnel within our accounting function and (ii) hiring accounting personnel with appropriate knowledge and experience in U.S. GAAP;
		In Progress	Not Tested	Not Remediated

•We are in the process of developing and implementing a training program for accounting and finance personnel to enhance their knowledge of U.S. GAAP outlined in our accounting policies which are used in the preparation of the Company’s consolidated financial statements; and
		In Progress	Not Tested	Not Remediated
Asset Impairment Testing
•We have evaluated and will continue to regularly evaluate our policies and procedures relating to certain complex accounting topics and have begun implementing improvements in those policies and procedures.
		In Progress	Not Tested	Not Remediated
Cronos Group will continue to review, optimize, and enhance its financial reporting controls and procedures. As the Company continues to evaluate and work to improve its internal control over financial reporting, the Company may implement additional measures to address the material weaknesses or certain of the remediation measures described above may be enhanced or modified. The material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through further testing, that these controls are operating effectively.
(b)Changes in Internal Control over Financial Reporting
Other than the identification of the new material weaknesses and those measures described above to remediate the material weaknesses, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1: Legal Proceedings.
The information set forth under Note 10(b), Contingencies, to the Company’s restated condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report is incorporated herein by reference.

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

10.2†
Amended and Restated Executive Employment Agreement, dated as of June 3, 2021, by and among Cronos USA Client Services LLC, Cronos Group Inc. and Todd Abraham (incorporated by reference to the corresponding exhibit to the Original 10-Q Filing).

10.3†	Executive Employment Agreement, dated as of August 6, 2021, between Cronos USA, Cronos Group and Robert Madore (incorporated by reference to the corresponding exhibit to the 10-Q Original Filing).
10.4†	Letter Agreement, dated as of August 6, 2021, between Hortican, Cronos Group and Jerry Barbato (incorporated by reference to the corresponding exhibit to the Original 10-Q Filing).
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

CRONOS GROUP INC.

	By:	/s/ Robert Madore
Robert Madore Chief Financial Officer
Dated: February 18, 2022