Form 10-Q
period 2021-09-30
Cronos Group Inc.
filed 2022-02-18
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
or
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

(Exchange rates are shown as C$ per $)	As of
	September 30, 2021	September 30, 2020	December 31, 2020
Average rate	1.2593	1.3323	1.3036
Spot rate	1.2680	1.3308	1.2751
Year-to-date average rate	1.2519	1.3539	1.3411
All summaries of agreements described herein are qualified by the full text of such agreements (certain of which have been filed as exhibits with the U.S. Securities and Exchange Commission).

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Cronos Group Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	As of September 30, 2021	As of December 31, 2020
Assets	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$842,567	$1,078,023
Short-term investments	197,161	211,766
Accounts receivable, net	14,669	8,928
Other receivables	1,723	10,033
Current portion of loans receivable, net	5,779	7,083
Prepaids and other current assets	10,196	11,161
Inventory, net	31,769	44,002
Held-for-sale assets	—	1,176
Total current assets	1,103,864	1,372,172
Investments in equity accounted investees, net	19,094	19,235
Other investments	110,392	—
Loan receivable, net	81,464	87,191
Property, plant and equipment, net	188,644	187,599
Right-of-use assets	9,386	9,776
Intangible assets, net	20,471	69,720
Goodwill	1,104	179,522
Other assets	780	467
Total assets	$1,535,199	$1,925,682

Liabilities
Current liabilities
Accounts payable and other liabilities	$32,115	$42,102
Current portion of lease obligation	2,959	1,322
Derivative liabilities	34,528	163,410
Total current liabilities	69,602	206,834
Due to non-controlling interests	1,829	2,188
Lease obligation	7,343	8,492
Total liabilities	78,774	217,514
Commitments and contingencies (see Note 10)
Shareholders’ equity
Share capital (Shares authorized for issuance as of September 30, 2021 and December 31, 2020: unlimited; Shares issued and outstanding as of September 30, 2021 and December 31, 2020: 373,302,861 and 360,253,332, respectively)	586,878	569,260
Additional paid-in capital	30,373	34,596
Retained earnings	793,277	1,064,509
Accumulated other comprehensive income	48,926	42,999
Total equity attributable to shareholders of Cronos Group	1,459,454	1,711,364
Non-controlling interests	(3,029)	(3,196)
Total shareholders’ equity	1,456,425	1,708,168
Total liabilities and shareholders’ equity	$1,535,199	$1,925,682
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)
(In thousands of U.S dollars, except share and per share amounts, unaudited)	Table of Contents

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net revenue, before excise taxes	$24,590	$13,621	$58,092	$34,397
Excise taxes	(4,183)	(2,263)	(9,452)	(4,724)
Net revenue	20,407	11,358	48,640	29,673
Cost of sales	21,137	12,895	56,156	29,584
Inventory write-down	—	—	11,961	11,024
Gross profit	(730)	(1,537)	(19,477)	(10,935)
Operating expenses
Sales and marketing	10,821	7,236	34,284	20,849
Research and development	6,473	4,734	16,774	12,955
General and administrative	32,546	18,860	76,869	61,048
Share-based payments	2,667	7,916	7,731	12,898
Depreciation and amortization	1,251	886	3,029	2,252
Impairment loss on goodwill and indefinite-lived intangible assets	142	—	235,056	40,000
Impairment loss on long-lived assets	1,784	—	4,739	—
Total operating expenses	55,684	39,632	378,482	150,002
Operating loss	(56,414)	(41,169)	(397,959)	(160,937)
Other income (expense)
Interest income, net	2,064	3,781	6,686	15,266
Gain on revaluation of derivative liabilities	132,916	105,307	131,290	182,795
Share of loss from equity accounted investments	(1,414)	(1,327)	(4,172)	(3,293)
Gain on disposal of other investments	—	3,974	—	4,743
Other, net	273	(641)	1,184	(625)
Total other income	133,839	111,094	134,988	198,886
Income (loss) before income taxes	77,425	69,925	(262,971)	37,949
Income tax expense (benefit)	(159)	988	(159)	988
Income (loss) from continuing operations	77,584	68,937	(262,812)	36,961
Income (loss) from discontinued operations	82	(473)	(500)	(519)
Net income (loss)	77,666	68,464	(263,312)	36,442
Net loss attributable to non-controlling interest	(250)	(569)	(842)	(1,654)
Net income (loss) attributable to Cronos Group	$77,916	$69,033	$(262,470)	$38,096
Other comprehensive income (loss)
Net income (loss)	$77,666	$68,464	$(263,312)	$36,442
Other comprehensive income (loss):
Foreign exchange gain (loss) on translation	(22,818)	26,167	6,936	(35,654)
Total other comprehensive income (loss)	(22,818)	26,167	6,936	(35,654)
Comprehensive income (loss)	54,848	94,631	(256,376)	788
Less: comprehensive income (loss) attributable to non-controlling interests	(265)	(552)	167	(1,650)
Comprehensive income (loss) attributable to Cronos Group	$55,113	$95,183	$(256,543)	$2,438
Net income (loss) per share
Basic - continuing operations	$0.21	$0.20	$(0.71)	$0.11
Diluted - continuing operations	0.21	0.18	(0.71)	0.10
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity
For the three months ended September 30, 2021 and 2020
(In thousands of U.S. dollars, except share amounts, unaudited)

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance at July 1, 2021	371,805,547	$572,858	$32,368	$719,593	$71,729	$(2,764)	$1,393,784
Vesting of options	—	—	1,886	—	—	—	1,886
Options exercised	6,674	14	(10)	—	—	—	4
Restricted share units settled	23,150	162	(162)	—	—	—	—
Share issuance pursuant to research and development milestones	1,467,490	9,042	—	—	—	—	9,042
Withholding taxes on share-based awards	—	—	(31)	(4,232)	—	—	(4,263)
Vesting of restricted share units	—	—	781	—	—	—	781
Vesting of common shares issued in connection with the use of certain publicity rights in brand development	—	—	343	—	—	—	343
Accelerated restricted share units vesting out-of-period adjustment	—	4,802	(4,802)	—	—	—	—
Net income (loss)	—	—	—	77,916	—	(250)	77,666
Foreign exchange loss on translation	—	—	—	—	(22,803)	(15)	(22,818)
Balance at September 30, 2021	373,302,861	$586,878	$30,373	$793,277	$48,926	$(3,029)	$1,456,425

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance at July 1, 2020	349,886,402	$565,211	$27,046	$1,106,709	$(33,970)	$(1,951)	$1,663,045
Warrants exercised	5,407,890	619	(619)	—	—	—	—
Vesting of options	—	—	1,551	—	—	—	1,551
Options exercised	25,534	57	(53)	—	—	—	4
Withholding taxes on share-based awards	—	—	(2,148)	—	—	—	(2,148)
Vesting of restricted share units	414,088	—	6,365	—	—	—	6,365
Vesting of common shares issued in connection with the use of certain publicity rights in brand development	—	—	349	—	—	—	349
Top-up Rights exercised	—	690	—	—	—	—	690
Net income (loss)	—	—	—	69,033	—	(569)	68,464
Foreign exchange gain on translation	—	—	—	—	26,150	17	26,167
Balance at September 30, 2020	355,733,914	$566,577	$32,491	$1,175,742	$(7,820)	$(2,503)	$1,764,487

See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity
For the nine months ended September 30, 2021 and 2020
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2021	360,253,332	$569,260	$34,596	$1,064,509	$42,999	$(3,196)	$1,708,168
Warrants exercised	7,842,859	1,165	(1,163)	—	—	—	2
Vesting of options	—	—	5,814	—	—	—	5,814
Options exercised	3,657,676	3,329	(3,315)	—	—	—	14
Restricted share units settled	81,504	507	(507)	—	—	—	—
Share issuance pursuant to research and development milestones	1,467,490	9,042	—	—	—	—	9,042
Withholding taxes on share-based awards	—	—	(1,193)	(11,989)	—	—	(13,182)
Vesting of restricted share units	—	—	1,917	—	—	—	1,917
Vesting of common shares issued in connection with the use of certain publicity rights in brand development	—	2,000	(974)	—	—	—	1,026
Accelerated restricted share units vesting out-of-period adjustment	—	4,802	(4,802)	—	—	—	—
Top-up rights out-of-period adjustment	—	(3,227)	—	3,227	—	—	—
Net loss	—	—	—	(262,470)	—	(842)	(263,312)
Foreign exchange gain on translation	—	—	—	—	5,927	1,009	6,936
Balance at September 30, 2021	373,302,861	$586,878	$30,373	$793,277	$48,926	$(3,029)	$1,456,425

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2020	348,817,472	$561,165	$23,234	$1,137,646	$27,838	$(853)	$1,749,030
Warrants exercised	5,407,890	619	(619)	—	—	—	—
Vesting of options	—	—	5,051	—	—	—	5,051
Options exercised	1,094,464	1,386	(1,381)	—	—	—	5
Withholding taxes on share-based awards	—	—	(2,148)	—	—	—	(2,148)
Vesting of restricted share units	414,088	—	7,847	—	—	—	7,847
Vesting of common shares issued in connection with the use of certain publicity rights in brand development	—	2,000	507	—	—	—	2,507
Top-up Rights exercised	—	1,407	—	—	—	—	1,407
Net income (loss)	—	—	—	38,096	—	(1,654)	36,442
Foreign exchange gain (loss) on translation	—	—	—	—	(35,658)	4	(35,654)
Balance at September 30, 2020	355,733,914	$566,577	$32,491	$1,175,742	$(7,820)	$(2,503)	$1,764,487

See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	Nine months ended September 30,
	2021	2020
Operating activities
Net income (loss)	$(263,312)	$36,442
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Share-based payments	7,731	12,898
Depreciation and amortization	8,911	5,095
Impairment loss on goodwill and indefinite-lived intangible assets	235,056	40,000
Impairment loss on long-lived assets	4,739	—
Share of loss from investments in equity accounted investees	4,172	3,293
Gain on revaluation of derivative liabilities	(131,290)	(182,795)
Gain on disposal of other investments	—	(4,743)
Expected credit losses on long-term financial assets	13,162	1,573
Other non-cash operating activities, net	(2,831)	105
Changes in operating assets and liabilities:
Accounts receivable, net	(5,747)	262
Other receivables	7,431	(3,707)
Prepaids and other current assets	1,054	(1,338)
Inventory	14,335	(14,961)
Accounts payable and other liabilities	(11,089)	1,333
Cash flows used in operating activities	(117,678)	(106,543)
Investing activities
Purchase of short-term investments	(119,820)	(125,562)
Proceeds from short-term investments	135,801	220,058
Purchase of other investments	(110,392)	—
Proceeds from sale of other investments	—	4,743
Purchase of property, plant and equipment	(10,651)	(21,334)
Purchase of intangible assets	(1,044)	(3,094)
Proceeds from sale of held-for-sale assets	2,775	—
Advances on loans receivable	(6,905)	(37,000)
Cash flows provided by (used in) investing activities	(110,236)	37,811
Financing activities
Withholding taxes paid on share-based awards	(13,182)	(2,148)
Other financing activities, net	18	(182)
Cash flows used in financing activities	(13,164)	(2,330)
Effect of foreign currency translation on cash and cash equivalents	5,622	(30,785)
Net change in cash and cash equivalents	(235,456)	(101,847)
Cash and cash equivalents, beginning of period	1,078,023	1,199,693
Cash and cash equivalents, end of period	$842,567	$1,097,846
Supplemental cash flow information
Interest paid	$—	$156
Interest received	4,025	13,473
Income taxes paid	873	—
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
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
Cronos Group is an innovative global cannabinoid company, with international production and distribution across four continents. The Company is committed to building disruptive intellectual property by advancing cannabis research, technology and product development and is seeking to build an iconic brand portfolio. Cronos Group’s diverse international brand portfolio includes Spinach®, PEACE NATURALS®, Lord Jones®, Happy Dance® and PEACE+™.
Cronos Group has established strategic joint ventures in Canada, Israel, and Colombia. “Cronos Israel” consists of a cultivation company (Cronos Israel G.S. Cultivation Ltd.), a manufacturing company (Cronos Israel G.S. Manufacturing Ltd.), a distribution company (Cronos Israel G.S. Store Ltd.) and a pharmacy company (Cronos Israel G.S. Pharmacy Ltd.) and is consolidated for financial reporting purposes. As of September 30, 2021, the Company also held approximately 31% of the issued capital of Cronos Australia Limited (“Cronos Australia”) and accounted for its investment in Cronos Australia under the equity method of accounting. For additional discussion regarding the joint ventures and strategic investment, see Note 3. Investments.
(b)Out-of-period adjustments
During the three months ended March 31, 2021, the Company identified an error in the accounting related to the withholding taxes on the net exercise of stock options, which resulted in an understatement of accounts payable and other liabilities of $966 and overstatements of other receivables, retained earnings, and share capital of $3,202, $3,838 and $330, respectively, as of December 31, 2020. During the three months ended September 30, 2021, the Company identified an error in the accounting related to the withholding taxes on the net exercise of stock options, which resulted in overstatements of retained earnings, other comprehensive income and accumulated other comprehensive income of $4,167, $34, and $34, respectively, and understatements of accounts payables and other liabilities and general and administrative expenses of $4,201, and $268, respectively, as of March 31, 2021, as well as overstatements of retained earnings, share capital, other comprehensive income, and accumulated other comprehensive income of $3,881, $315, $62, and $96, respectively, as well as an understatement of accounts payables and other liabilities of $4,258, as of June 30, 2021. These errors were deemed immaterial, and thus the Company has recorded out-of-period adjustments to the condensed consolidated balance sheet and the condensed consolidated statement of changes in equity during the first and third quarters of 2021 to correct the errors. The impact of the out-of-period adjustments are included within the changes in operating assets and liabilities and withholding taxes paid on share-based awards lines in the Company’s condensed consolidated statement of cash flows.
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
During the three months ended September 30, 2021, the Company identified an error in the accounting related to shares issued pursuant to the accelerated vesting of RSUs in the third quarter of 2020, which resulted in an understatement of share capital of $4,802 and an overstatement of additional paid-in-capital of $4,802, as of September 30, 2020. The error was deemed immaterial, and thus the Company has recorded an out-of-period adjustment to the condensed consolidated balance sheet and the condensed consolidated statements of changes in equity during the third quarter of 2021 to correct the error. The impact of the out-of-period adjustments had no impact on the condensed consolidated statements of net income (loss) and comprehensive income (loss) or the condensed consolidated statements of cash flows.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
(c)Basis of presentation
The interim condensed consolidated financial statements of Cronos Group are unaudited. They have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and with applicable rules and regulations of the U.S. Securities and Exchange Commission relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any other reporting period.
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
(e)New accounting pronouncements not yet adopted
In August 2020, the FASB issued ASU 2020-06, Debt –Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815–40) (“ASU No. 2020-06”). ASU No. 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU No. 2020-06 is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. ASU No. 2020-06 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company does not expect the adoption of ASU No. 2020-06 to have a material impact on its condensed consolidated financial statements.

2. Inventory, net
Inventory, net is comprised of the following items:

	As of September 30, 2021	As of December 31, 2020
Raw materials	$6,588	$11,489
Work-in-progress	13,136	26,278
Finished goods	11,740	5,905
Supplies and consumables	305	330
Total	$31,769	$44,002
Inventory is written down for any obsolescence such as slow-moving or non-marketable products, or when the net realizable value of inventory is less than the carrying amount. During the nine months ended September 30, 2021 and 2020, the Company recorded write-downs related to inventory of $11,961 and $11,024, respectively.

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
Cronos GrowCo is a joint venture incorporated under the Canada Business Corporations Act (“CBCA”) on June 14, 2018 with the objective of cultivating and commercializing cannabis and cannabis products. Cronos GrowCo’s economic performance is driven by the day-to-day operations of Cronos GrowCo, which are controlled by 2645485 Ontario Inc. (“Mucci”), the Company’s joint venture partner. During the three months ended September 30, 2021, the Company concluded that lower than expected sales forecasts combined with the increase to the aggregate principal amount of the GrowCo Facility (as defined below) were indicators of impairment for the Company’s equity method investment in Cronos GrowCo. Accordingly, the Company performed an interim impairment assessment to compare the fair value of the investment in Cronos GrowCo to its carrying amount. The fair value was estimated using the discounted cash flow method. Significant inputs include discount rate, growth rates, and cash flow projections. As a result of this analysis, the Company concluded that as of September 30, 2021, the estimated fair value was higher than the carrying amount and no impairment charges were recorded.
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
Natuera is a joint venture registered in Luxembourg with the objective of cultivating and commercializing hemp and cannabis products. The Company holds variable interests in Natuera through its ownership of 50% of Natuera’s common shares. An affiliate of Agroidea owns the remaining 50% of Natuera’s common shares (such affiliate, the “Natuera JV Partner”). Natuera’s economic performance is driven by the quantity and strains of cannabis grown, which is mutually determined by the joint venture partners.
CLS is a wholly owned subsidiary of Cannasoul Analytics Ltd., incorporated with the purpose of establishing a commercial cannabis analytical testing laboratory located on the premises of Cronos Israel (the “Cannasoul Collaboration”). Cronos Israel agreed to advance up to ILS 8,297 ($2,488) by a non-recourse loan (the “Cannasoul Collaboration Loan”) to CLS over a period of two years from April 1, 2020 for the capital and operating expenditures of the laboratory. The loan bears interest at 3.5% annually. Cronos Israel will receive 70% of the profits of the laboratory until such time as it has recovered 150% of the amounts advanced to CLS, after which time it will receive 50% of the laboratory profits. As a result, the Company is exposed to economic variability from CLS’s performance. The Company does not consolidate CLS as it does not have the power to direct the activities that most significantly impact the entity’s economic performance; thus, the Company is not considered the primary beneficiary of the entity. The carrying amount of the non-recourse loan is recorded under loans receivable and the full loan amount, ILS 8,297, represents the Company’s maximum potential exposure to losses through the Cannasoul Collaboration. See Note 4. Loans Receivable, net for further information regarding loans receivable.
Cronos Australia Limited
On September 14, 2021, Cronos Australia entered into a merger agreement to acquire 100% of the issued shares of CDA Health Pty Ltd, an Australian medicinal cannabis company, subject to customary closing conditions, including shareholder approval (the “Cronos Australia Merger”). The Cronos Australia Merger closed on December 16, 2021. In connection with the closing of the Cronos Australia Merger, the Company converted all advances made under its A$1,500 unsecured loan to Cronos Australia, plus accrued interest and certain royalties payable, into ordinary shares of Cronos Australia. As a result of the closing of the Cronos Australia Merger, the Company’s ownership interest in Cronos Australia decreased to approximately 10% and the Company’s number of Cronos Australia board seats has been reduced from two to one. This reduction in ownership interest and board seats constitutes a loss of significant influence and will result in a change on the condensed consolidated balance sheet from equity method to mark-to-market accounting commencing on December 16, 2021, with unrealized holding gains and losses to be included in net income (loss) on the condensed consolidated statements of net income (loss) and comprehensive income (loss).

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
A reconciliation of the carrying amount of the investments in associates and joint ventures is as follows:

	Ownership interest	As of September 30, 2021	As of December 31, 2020
Cronos Australia(i)	31%	$—	$—
Cronos GrowCo	50%	17,394	19,235
Natuera(ii)	50%	1,700	—
		$19,094	$19,235
(i)The gross investment balance in Cronos Australia has been offset by the equity losses as of September 30, 2021 and December 31, 2020.
(ii)On April 1, 2021, the Company and the Natuera JV Partner, converted all advances made to Natuera under the master loan agreement entered into with Natuera on September 27, 2019 (the “Natuera Series A Loan”), plus accrued interest, into equity of Natuera. Total aggregate gross advances to Natuera under the Natuera Series A Loan were $15,500, of which the Company advanced 50% and the Natuera JV Partner advanced the remaining 50%, or $7,750 each. As a result, the Company transferred the carrying amount of the Natuera Series A Loan of approximately $2,013 plus accrued interest of $540, for a total investment value of $2,553, which approximates fair value, to investments in equity accounted investees in respect of Natuera. See Note 4. Loans Receivable, net.
The Company’s share of net losses from equity investments accounted for under the equity method of accounting:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Cronos Australia	$—	$(57)	$—	$(292)
Cronos GrowCo	(1,214)	(401)	(1,972)	(902)
Natuera	(200)	(869)	(2,200)	(2,099)
	$(1,414)	$(1,327)	$(4,172)	$(3,293)
(b)Other investments
Other investments consist of investments in options of companies in the cannabis industry.
PharmaCann, Inc.
On June 14, 2021, the Company purchased an option to acquire 473,787 shares of Class A Common Stock of PharmaCann, Inc. (“PharmaCann”), a vertically integrated cannabis company in the United States, at an exercise price of $0.0001 per share, representing approximately 10.5% of PharmaCann’s issued and outstanding capital stock on a fully diluted basis, for an aggregate purchase price of approximately $110,392. The option exercise will be based upon various factors, including the status of U.S. federal cannabis legalization, as well as regulatory approvals, including in the states where PharmaCann operates that may be required upon exercise. This option is classified as an equity security without a readily determinable fair value. The Company has elected to measure the fair value of the option at cost less impairment, if any, and subsequently adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The option is reported as other investments on the condensed consolidated balance sheet for the period ended September 30, 2021.
Whistler Medical Marijuana Corporation
On March 4, 2019, the Company sold all 2,563 shares of Whistler Medical Marijuana Corporation (“Whistler”), representing approximately 19.0% of Whistler’s issued and outstanding common shares, to Aurora Cannabis Inc. (“Aurora”), in connection with Aurora's acquisition of Whistler (the “Whistler Transaction”). As a result of the closing of the Whistler Transaction, the Company received 2,524,341 Aurora common shares. During the nine months ended September 30, 2019, the Company sold all 2,524,341 common shares of Aurora, for gross proceeds of $19,259 recorded as a gain on disposal of other investments in other income (expense). No transactions occurred during the three months ended September 30, 2019.
During the three months ended September 30, 2020, in connection with the achievement of the final milestone related to the Whistler Transaction, the Company received 402,561 shares of Aurora. The Company subsequently sold all 402,561 of the Aurora shares during the three months ended September 30, 2020 for gross proceeds of approximately $3,974 (C$5,354) recorded as a gain on disposal of other investments in other income (expense).
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
As of September 30, 2021 and December 31, 2020, the Company did not hold any additional other investments.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
4. Loans Receivable, net

	As of September 30, 2021	As of December 31, 2020
Natuera Series A Loan(i)	$—	$3,518
GrowCo Facility(ii)	2,366	3,137
Add: Accrued interest	3,413	428
Total current portion of loans receivable	5,779	7,083
GrowCo Facility(ii)	64,402	69,939
Mucci Promissory Note	13,965	13,324
Cannasoul Collaboration Loan(iii)	1,629	1,261
Add: Accrued interest	1,468	2,667
Total long-term portion of loans receivable	81,464	87,191
Total loans receivable, net	$87,243	$94,274
(i)On April 1, 2021, the Company and the Natuera JV Partner converted all advances made to Natuera under the Series A Loan, plus accrued interest, into equity of Natuera (“the Natuera Debt Conversion”). Total aggregate gross advances to Natuera under the Natuera Series A Loan were $15,500, of which the Company advanced 50% and the Natuera JV Partner advanced the remaining 50%, or $7,750 each. As a result, the Company transferred the carrying amount of the Natuera Series A Loan of approximately $2,013 plus accrued interest of $540, for a total investment value of $2,553, which approximates fair value, to investments in equity accounted investees in respect of Natuera. See Note 3. Investments.
(ii)In August 2019, the Company, as lender, and Cronos GrowCo, as borrower, entered into a senior secured credit agreement for an aggregate principal amount of C$100,000 (the “GrowCo Facility”). In August 2021, the GrowCo Facility was amended to increase the aggregate principal amount available to C$105,000. As a result of the increase in the aggregate principal amount of the GrowCo Facility and lower than expected sales forecasts from Cronos GrowCo, the Company revalued its allowance for credit loss on the GrowCo Facility resulting in an increase in the allowance of $13,074, which was recorded in general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss) in both the three and nine months ended September 30, 2021. In conjunction with the aforementioned revaluation, the Company changed its expected credit loss valuation methodology from the historical credit loss method to the probability of default method. As of September 30, 2021 and December 31, 2020, Cronos GrowCo had drawn C$103,000 ($81,230) and C$95,150 ($74,626), respectively, from the GrowCo Facility.
(iii)As of September 30, 2021 and December 31, 2020, CLS has received ILS 6,223 and ILS 4,148, respectively (approximately $1,928 and $1,287, respectively), from the Cannasoul Collaboration Loan.
Expected credit loss allowances on the Company’s long-term financial assets for the three and nine months ended September 30, 2021 and 2020 were comprised of the following items:

	As of July 1, 2021	Increase (decrease)(i)	Foreign exchange effect	As of September 30, 2021
GrowCo Facility	$1,590	$13,074	$(202)	$14,462
Mucci Promissory Note	278	(184)	(4)	90
Cannasoul Collaboration Loan	39	272	(9)	302
	$1,907	$13,162	$(215)	$14,854

	As of July 1, 2020	Increase (decrease)(i)	Foreign exchange effect	As of September 30, 2020
GrowCo Facility	$1,089	$211	$17	$1,317
Natuera Series A Loan	—	—	—	—
Mucci Promissory Note	250	5	3	258
Cannasoul Collaboration Loan	24	—	1	25
	$1,363	$216	$21	$1,600

	As of January 1, 2021	Increase (decrease)(i)	Foreign exchange effect	As of September 30, 2021
GrowCo Facility	$1,546	$13,074	$(158)	$14,462
Natuera Series A Loan	721	(737)	16	—
Mucci Promissory Note	270	(184)	4	90
Cannasoul Collaboration Loan	26	272	4	302
	$2,563	$12,425	$(134)	$14,854

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents

	As of January 1, 2020	Increase (decrease)(i)	Foreign exchange effect	As of September 30, 2020
GrowCo Facility	$—	$1,295	$22	$1,317
Natuera Series A Loan	—	—	—	—
Mucci Promissory Note	—	254	4	258
Cannasoul Collaboration Loan	—	24	1	25
	$—	$1,573	$27	$1,600
(i)During the nine months ended September 30, 2021, $737 of expected credit losses on long-term financial assets was transferred to investments in equity method investees in relation to the Natuera Debt Conversion, as the carrying amount of the loan receivable, net, approximated fair value as of the date of transfer. During the three and nine months ended September 30, 2021, $13,162 and $13,162, respectively, were recorded to general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss) as a result of adjustments to our expected credit losses. During the three and nine months ended September 30, 2020, $216 and $1,573, respectively, were recorded to general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss) as a result of adjustments to our expected credit losses.
5. Goodwill and Intangible Assets, Net
(a)Intangible assets, net
Intangible assets, net are comprised of the following items:

	Useful life (in years)	As of September 30, 2021
		Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	5	$5,696	$(1,299)	$—	$4,397
Health Canada licenses	17	8,627	(1,577)	(1,059)	5,991
Ginkgo exclusive license(i)	10	9,143	(83)	(1,762)	7,298
Israeli codes(ii)	20	319	(34)	—	285
Total definite-lived intangible assets		23,785	(2,993)	(2,821)	17,971
Lord Jones® brand	N/A	64,000	—	(61,500)	2,500
Trademarks	N/A	142	—	(142)	—
Total intangible assets		$87,927	$(2,993)	$(64,463)	$20,471

	Useful life (in years)	As of December 31, 2020
		Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	5	$4,565	$(565)	$—	$4,000
Health Canada licenses	17	8,579	(1,254)	(1,053)	6,272
Israeli code(ii)	20	322	(22)	—	300
Total definite-lived intangible assets		13,466	(1,841)	(1,053)	10,572
Lord Jones® brand	N/A	64,000	—	(5,000)	59,000
Trademarks	N/A	148	—	—	148
Total intangible assets		$77,614	$(1,841)	$(6,053)	$69,720
(i)In August 2021, the Company announced the achievement of the final productivity target in respect of cannabigerolic acid (“CBGA”) under its collaboration and license agreement (the “Ginkgo Collaboration Agreement”) with Ginkgo Bioworks Holdings, Inc. (“Ginkgo”). As a result of this achievement, on August 21, 2021, the Company issued 1,467,490 common shares at a share price of C$7.90 for total consideration given of C$11,593 ($9,042) to Ginkgo through its collaboration and license agreement (the “Ginkgo Collaboration Agreement”) for the achievement of commercialization and productivity milestones for CBGA. Pursuant to the terms of the Ginkgo Collaboration Agreement, the Company was and will be granted an exclusive right to use and commercialize certain key intellectual property for the use of the microorganisms developed for the production of up to eight different cannabinoids, including CBGA. The estimated fair value of the exclusive license for CBGA was $7,300 determined using a variation of the income approach called the relief from royalty method, which requires an estimate or forecast of the expected future cash flows. The definite lived intangible asset is being amortized using the straight-line method over its estimated useful life of ten years. The difference between the consideration paid Ginkgo and the fair value of the exclusive license intangible asset of $1,784 (including the effect of foreign currency of $42) was recognized as an impairment charge on the condensed consolidated statements of net income (loss) and comprehensive income (loss) for the three months ended September 30, 2021.
(ii)The Israeli codes were transferred by non-controlling interests to Cronos Israel in exchange for their equity interests in the Cronos Israel entities as discussed in Part II, Item 8. Note 2(c) “Basis of consolidation” and Note 2(h) “Definite life intangible assets” of the Company’s Annual Report.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
Accumulated impairment charges on intangible assets for the three and nine months ended September 30, 2021 and 2020 consist of:

	As of July 1, 2021	Impairment charges	Foreign exchange effect	As of September 30, 2021
Health Canada licenses	$(1,083)	$—	$24	$(1,059)
Ginkgo exclusive license	—	(1,784)	22	(1,762)
Lord Jones® brand	(61,500)	—	—	(61,500)
Trademarks	—	(142)	—	(142)
	$(62,583)	$(1,926)	$46	$(64,463)

	As of July 1, 2020	Impairment charges(i)	Foreign exchange effect	As of September 30, 2020
Health Canada licenses	$—	$(113)	$—	$(113)
Lord Jones® brand	(5,000)	—	—	(5,000)
	$(5,000)	$(113)	$—	$(5,113)

	As of January 1, 2021	Impairment charges	Foreign exchange effect	As of September 30, 2021
Health Canada licenses	$(1,053)	$—	$(6)	$(1,059)
Ginkgo exclusive license	—	(1,784)	22	(1,762)
Lord Jones® brand	(5,000)	(56,500)	—	(61,500)
Trademarks	—	(142)	—	(142)
	$(6,053)	$(58,426)	$16	$(64,463)

	As of January 1, 2020	Impairment charges(i)	Foreign exchange effect	As of September 30, 2020
Health Canada licenses	$—	$(113)	$—	$(113)
Lord Jones® brand	—	(5,000)	—	(5,000)
	$—	$(5,113)	$—	$(5,113)
(i)Impairment charges to Health Canada licenses are related to the discontinuation of Original B.C. Ltd. (“OGBC”) and were included in other, net on the condensed consolidated statement of net income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2020.
Amortization expense was $641 and $224 for the three months ended September 30, 2021 and 2020, respectively, and $1,084 and $570 for the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021, the estimated future amortization of definite-lived intangible assets is as follows:

As of September 30, 2021
Remainder of 2021 (3 months)	$583
2022	2,291
2023	2,256
2024	2,222
2025	1,907
2026	1,304
Thereafter	7,408
$17,971
Definite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment charges are recognized when the carrying amount of a definite-lived intangible asset is not recoverable and its carrying amount exceeds its fair value. For definite-lived intangible assets, the Company assessed the factors and circumstances present as of September 30, 2021. As a result of this assessment, the Company performed an interim impairment test on the Ginkgo exclusive license intangible asset. The fair value of the Ginkgo exclusive license was determined using a variation of the income approach called the relief from royalty method, which requires an estimate or forecast of the expected future cash flows and resulted in a difference between the consideration paid to Ginkgo and the fair value of the exclusive license intangible asset of $1,784, which was recognized as an impairment charge on the condensed consolidated statements of net income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2021.

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
The Company has reassessed the existence of impairment indicators on goodwill associated with the U.S. reporting unit derived from the acquisition of four Redwood Holding Group, LLC subsidiaries (collectively, “Redwood”) and the Lord Jones® brand indefinite-lived intangible asset as of June 30, 2021, and determined that quantitative impairment analyses were required as of June 30, 2021 due to slower actual revenue growth as compared to previous revenue growth forecasts and significant pricing pressures brought about by increased competition and aggressive discounting in the U.S. reporting unit and associated with the Lord Jones® brand indefinite-lived intangible asset. As such, the Company reassessed its estimates and forecasts as of June 30, 2021, to determine the fair values of the reporting unit and intangible asset using a discounted cash flow method on the reporting unit and the relief-from-royalty method on the Lord Jones® brand. Significant inputs include discount rate, growth rates, and cash flow projections, and, for the Lord Jones® brand, royalty rates. These valuation inputs would be considered Level 3 inputs as defined by ASC 820 Fair Value Measurement. As a result of the analysis as of June 30, 2021, the Company concluded the carrying amount of the Lord Jones® brand exceeded its fair value, which resulted in impairment charges of $56,500 on its Lord Jones® brand on the condensed consolidated statements of net income (loss) and comprehensive income (loss) for the nine months ended September 30, 2021.
In June 2020, the Company concluded that the projected impact of the COVID-19 pandemic on its sales and revenues in the near term, together with the volatility in the market conditions during the quarter, represented indicators of impairment for the U.S. reporting unit’s Lord Jones® brand. Accordingly, the Company performed an interim impairment analysis, which concluded the carrying amount of the brand exceeded its fair value. As a result of the analysis, the Company recorded an impairment charge of $5,000 on the condensed consolidated statements of net income (loss) and comprehensive income (loss) for the nine months ended September 30, 2020.
(b)     Goodwill
Goodwill assets are comprised of the following items as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
	Cost	Accumulated impairment charges	Net
OGBC	$309	$(309)	$—
Peace Naturals Project Inc. (“Peace Naturals”)	1,104	—	1,104
Redwood	213,414	(213,414)	—
	$214,827	$(213,723)	$1,104

	As of December 31, 2020
	Cost	Accumulated impairment charges	Net
OGBC	$307	$(307)	$—
Peace Naturals	1,108	—	1,108
Redwood	213,414	(35,000)	178,414
	$214,829	$(35,307)	$179,522
Accumulated impairment charges on goodwill for three and nine months ended September 30, 2021 and 2020, consist of:

	As of July 1, 2021	Impairment charges	Foreign exchange effect	As of September 30, 2021
OGBC	$(312)	$—	$3	$(309)
Redwood	(213,414)	—	—	(213,414)
	$(213,726)	$—	$3	$(213,723)

	As of July 1, 2020	Impairment charges(i)	Foreign exchange effect	As of September 30, 2020
OGBC	$—	$(290)	$(5)	$(295)
Redwood	(35,000)	—	—	(35,000)
	$(35,000)	$(290)	$(5)	$(35,295)

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents

	As of January 1, 2021	Impairment charges	Foreign exchange effect	As of September 30, 2021
OGBC	$(307)	$—	$(2)	$(309)
Redwood	(35,000)	(178,414)	—	(213,414)
	$(35,307)	$(178,414)	$(2)	$(213,723)

	As of January 1, 2020	Impairment charges(i)	Foreign exchange effect	As of September 30, 2020
OGBC	$—	$(290)	$(5)	$(295)
Redwood	—	(35,000)	—	(35,000)
	$—	$(35,290)	$(5)	$(35,295)
(i)Impairment charges to OGBC goodwill were related to the discontinuation of OGBC and included in other, net on the condensed consolidated statement of net income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2020.
The Company is required to perform a quantitative analysis of goodwill to test for impairment on an annual basis or more frequently when events or changes in circumstances indicate that fair value of the reporting unit may be less than its carrying amount. Under ASC 350, Intangibles - Goodwill and Other, the qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions, and changes in projected future cash flows or planned revenue or earnings of the reporting unit as indicators when determining the need for a quantitative assessment of impairment. As a result of the reassessment of impairment indicators and interim impairment analysis as of June 30, 2021, as described above, the Company concluded that the carrying amount of the U.S. reporting unit exceeded its fair value, which resulted in an impairment charge of $178,414 on goodwill associated with the U.S. reporting unit on the condensed consolidated statements of net income (loss) and comprehensive income (loss) for the nine months ended September 30, 2021.
In June 2020, the Company concluded that the projected impact of the COVID-19 pandemic on its sales and revenues in the near term, together with the volatility in the market conditions during the quarter, represented indicators of impairment for the Company’s U.S. reporting unit. Accordingly, the Company performed an interim impairment analysis, which revealed the carrying amount of the reporting unit exceeded its fair value. As a result, the Company recorded an impairment charge of $35,000 on goodwill associated with its U.S. reporting unit for the nine months ended September 30, 2020.

6. Derivative Liabilities
On March 8, 2019, the Company closed the previously announced investment in the Company (the “Altria Investment”) by Altria Group, Inc. (“Altria”), pursuant to a subscription agreement dated December 7, 2018. As of the closing date of the Altria Investment, the Altria Investment consisted of 149,831,154 common shares of the Company and one warrant of the Company (the “Altria Warrant”), all of which were issued to a wholly owned subsidiary of Altria. As of the closing date of the Altria Investment, Altria beneficially held an approximate 45% ownership interest in the Company (calculated on a non-diluted basis). As summarized in this note, if exercised in full on such date, the exercise of the Altria Warrant would have resulted in Altria holding a total ownership interest in the Company of approximately 55% (calculated on a non-diluted basis). As of September 30, 2021, Altria beneficially held an approximate 42% ownership interest in the Company (calculated on a non-diluted basis). As summarized in this note, if exercised in full on such date, the exercise of the Altria Warrant would have resulted in Altria holding a total ownership interest in the Company of approximately 53% (calculated on a non-diluted basis). Pursuant to the investor rights agreement between the Company and Altria, entered into in connection with the closing of the Altria Investment (the “Investor Rights Agreement”), the Company granted Altria certain rights, among others, summarized in this note.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
The summaries below are qualified entirely by the terms and conditions fully set out in the Investor Rights Agreement and the Altria Warrant, as applicable.
a.The Altria Warrant entitles the holder, subject to certain qualifications and limitations, to subscribe for and purchase up to an additional approximate 10% of the common shares of Cronos (approximately 83 million common shares at September 30, 2021) at a per share exercise price of C$19.00, which expires on March 8, 2023.
b.The Company granted to Altria, subject to certain qualifications and limitations, upon the occurrence of certain issuances of common shares of the Company executed by the Company (including issuances pursuant to the research and development (“R&D”) partnership with Ginkgo (the “Ginkgo Strategic Partnership”)), the right to purchase up to such number of common shares of the Company in order to maintain their ownership percentage of issued and outstanding common shares of the Company immediately preceding any issuance of shares by the Company (“Pre-emptive Rights”), at the same price per common share of the Company at which the common shares are sold in the relevant issuance. The price per common share of the Company to be paid by Altria pursuant to its exercise of its Pre-emptive Rights related to the Ginkgo Strategic Partnership will be C$16.25 per common share. These rights may not be exercised if Altria’s ownership percentage of the issued and outstanding shares of the Company falls below 20%.
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
A reconciliation of the carrying amounts of the derivative liability for the three months ended September 30, 2021 and 2020:

	As of July 1, 2021	Revaluation gain	Exercise of rights	Foreign exchange effect	As of September 30, 2021
(a) Altria Warrant	$150,083	$(116,285)	$—	$(1,736)	$32,062
(b) Pre-emptive Rights	13,926	(12,430)	—	(148)	1,348
(c) Top-up Rights	5,554	(4,201)	—	(235)	1,118
	$169,563	$(132,916)	$—	$(2,119)	$34,528

	As of July 1, 2020	Revaluation gain	Exercise of rights	Foreign exchange effect	As of September 30, 2020
(a) Altria Warrant	$165,958	$(82,495)	$—	$2,374	$85,837
(b) Pre-emptive Rights	16,180	(8,702)	—	143	7,621
(c) Top-up Rights	23,576	(14,110)	(690)	421	9,197
	$205,714	$(105,307)	$(690)	$2,938	$102,655

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
A reconciliation of the carrying amounts of the derivative liability for the nine months ended September 30, 2021 and 2020:

	As of January 1, 2021	Revaluation gain	Exercise of rights	Foreign exchange effect	As of September 30, 2021
(a) Altria Warrant	$138,858	$(109,099)	$—	$2,303	$32,062
(b) Pre-emptive Rights	12,095	(10,957)	—	210	1,348
(c) Top-up Rights	12,457	(11,234)	—	(105)	1,118
	$163,410	$(131,290)	$—	$2,408	$34,528

	As of January 1, 2020	Revaluation gain	Exercise of rights	Foreign exchange effect	As of September 30, 2020
(a) Altria Warrant	$234,428	$(140,547)	$—	$(8,044)	$85,837
(b) Pre-emptive Rights	12,787	(4,777)	—	(389)	7,621
(c) Top-up Rights	49,945	(37,471)	(1,407)	(1,870)	9,197
	$297,160	$(182,795)	$(1,407)	$(10,303)	$102,655
Fluctuations in the Company’s share price are a primary driver for the changes in the derivative valuations during each reporting period. As the share price decreases for each of the related derivative instruments, the liability of the instrument generally decreases. Share price is one of the significant observable inputs used in the fair value measurement of each of the Company’s derivative instruments. During the three and nine months ended September 30, 2021, the Company’s share price decreased, resulting in a gain on revaluation of $132,916 and $131,290, respectively.
The fair values of the derivative liabilities were determined using the Black-Scholes pricing model as of September 30, 2021 and December 31, 2020, applying the following inputs:

	As of September 30, 2021			As of December 31, 2020
	Altria Warrant	Pre-emptive Rights	Top-up Rights	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price at valuation date(i)	$7.15	$7.15	$7.15	$8.84	$8.84	$8.84
Subscription price(i)	$19.00	$16.25	$16.25	$19.00	$16.25	$16.25
Weighted-average risk-free interest rate(ii)	0.39%	0.21%	0.29%	0.21%	0.17%	0.13%
Weighted-average expected life(iii)	1.43	0.69	1.01	2.18	1.50	0.98
Expected annualized volatility(iv)	67%	67%	67%	81%	81%	81%
Expected dividend yield	—%	—%	—%	—%	—%	—%
(i)Per share in C$.
(ii)The risk-free interest rate was based on Bank of Canada government treasury bills and bonds with a remaining term equal to the expected life of the derivative liabilities. As of September 30, 2021 and December 31, 2020, the risk-free interest rate uses a range of approximately 0.12% to 0.89% and 0.10% to 0.39%, respectively, for the Pre-emptive Rights and Top-up Rights.
(iii)The expected life represents the period of time, in years, that the derivative liabilities are expected to be outstanding. The expected life of the Pre-emptive Rights and Top-up Rights is determined based on the expected term of the underlying options, warrants, and shares, to which the Pre-emptive Rights and Top-up Rights are linked. As of September 30, 2021 and December 31, 2020, the expected life uses a range of approximately 0.25 year to 4.00 years and 0.50 year to 5.00 years, respectively.
(iv)Volatility was based on an equally weighted blended historical and implied volatility level of the underlying equity securities of the Company as of September 30, 2021. As of December 31, 2020, volatility was based on the blended historical volatility levels of the Company and peer companies.
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

	Decrease as of September 30, 2021			Decrease as of December 31, 2020
	Altria Warrant	Pre-emptive Rights	Top-up Rights	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price	$9,013	$503	$308	$25,819	$2,527	$2,989
Weighted-average expected life	5,421	813	230	13,541	1,988	2,121
Expected annualized volatility	10,115	600	348	26,183	2,269	2,602
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
The following table summarizes the total share-based payments associated with the Company’s stock options and RSUs for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Stock options	$1,886	$1,551	$5,814	$5,051
RSUs	781	6,365	1,917	7,847
Total share-based payments	$2,667	$7,916	$7,731	$12,898
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
The following is a summary of the changes in stock options during the nine months ended September 30, 2021 and 2020:

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of January 1, 2021	$5.40	13,755,148	2.30
Issuance of options	9.19	900,000
Exercise of options	2.14	(5,360,050)
Cancellation, forfeiture and expiry of options	10.73	(90,274)
Balance as of September 30, 2021	$7.62	9,204,824	3.15
Exercisable as of September 30, 2021	$6.25	5,844,094	1.46

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of January 1, 2020	$4.84	14,149,502	2.56
Issuance of options	6.96	2,000,000
Exercise of options	2.04	(1,841,863)
Cancellation, forfeiture and expiry of options	15.06	(222,433)
Balance as of September 30, 2020	$5.34	14,085,206	2.54
Exercisable as of September 30, 2020	$3.56	9,381,601	1.57
(i)The weighted-average exercise price reflects the conversion of foreign currency-denominated stock options translated into C$ using the average foreign exchange rate as of the date of issuance.
During the nine months ended September 30, 2021 and 2020, the fair value per share at grant date of options was C$6.39 and C$4.84, respectively. The fair value of the options issued was determined using the Black-Scholes option pricing model, using the following inputs:

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents

	September 30, 2021	September 30, 2020
Share price at grant date (per share)	C$9.19	C$6.96
Exercise price (per option)	C$9.19	C$6.96
Risk-free interest rate	1.39%	0.43%
Expected life of options (in years)(i)	7	5
Expected annualized volatility	75%	91%
Expected dividend yield	—%	—%
Black-Scholes value at grant date (per option)	C$6.39	C$4.84
Forfeiture rate	—%	—%
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
The following table summarizes stock options outstanding for the 2020 Omnibus Plan, the 2018 Stock Option Plan, and the 2015 Stock Option Plan:

	As of September 30, 2021	As of December 31, 2020
2020 Omnibus Plan	2,900,000	2,000,000
2018 Stock Option Plan	1,576,923	1,627,715
2015 Stock Option Plan	4,727,901	10,127,433
Total stock options outstanding	9,204,824	13,755,148
(c)Restricted share units
The following is a summary of the changes in RSUs for the nine months ended September 30, 2021 and 2020:

	Weighted-average grant date fair value (C$)(i)	Number of RSUs
Balance as of January 1, 2021	$7.66	948,357
Granted(i)	11.06	576,718
Vested and issued	7.11	(115,500)
Cancellation and forfeitures	8.04	(36,971)
Balance as of September 30, 2021	$9.12	1,372,604

	Weighted-average grant date fair value (C$)(ii)	Number of RSUs
Balance as of January 1, 2020	$15.34	732,972
Granted(i)	7.32	814,874
Vested and issued	15.34	(732,972)
Cancellation and forfeitures	7.52	(9,497)
Balance as of September 30, 2020	$7.32	805,377
(i)RSUs granted in the period vest annually in equal installments over a three-year period from either the grant date or after a five year “cliff-period.” All RSUs are subject to such holder’s continued employment through each vesting date. The vesting of such RSUs is not subject to the achievement of any performance criteria.
(ii)The weighted-average grant date fair value reflects the conversion of foreign currency-denominated RSUs translated into C$ using the foreign exchange rate as of the date of issuance.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
(d)Deferred share units
The following is a summary of the changes in DSUs during the nine months ended September 30, 2021 and 2020:

	Number of DSUs	Financial liability
Balance as of January 1, 2021	83,293	$577
Granting and vesting of DSUs	48,913	354
DSU liabilities settled	(27,764)	(203)
Gain on revaluation	—	(139)
Balance as of September 30, 2021	104,442	$589

	Number of DSUs	Financial liability
Balance as of January 1, 2020	33,397	$255
Granting and vesting of DSUs	58,380	338
DSU liabilities settled	(8,484)	(46)
Gain on revaluation	—	(128)
Balance as of September 30, 2020	83,293	$419
(e)Warrants
The following is a summary of the changes in warrants during the nine months ended September 30, 2021 and 2020:

	Weighted-average exercise price (C$)	Number of warrants
Balance as of January 1, 2021	$0.25	7,987,349
Exercise of warrants	0.25	(7,987,349)
Balance as of September 30, 2021	$—	—

	Weighted-average exercise price (C$)	Number of warrants
Balance as of January 1, 2020	$0.26	18,066,662
Exercise of warrants	0.27	(5,626,410)
Balance as of September 30, 2020	$0.25	12,440,252
As of September 30, 2021, there are no warrants outstanding other than the Altria Warrant. See Note 6. Derivative Liabilities for further description of the Altria Warrant.

8. Earnings (Loss) per Share
Basic and diluted earnings (loss) per share from continuing and discontinued operations are calculated as follows (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Basic earnings (loss) per share computation
Net income (loss) from continuing operations attributable to the shareholders of Cronos Group	$77,834	$69,506	$(261,970)	$38,615
Weighted-average number of common shares outstanding	372,456,354	350,288,783	369,097,920	349,397,156
Basic earnings (loss) from continuing operations per share	$0.21	$0.20	$(0.71)	$0.11

Loss from discontinued operations attributable to the shareholders of Cronos Group	$82	$(473)	$(500)	$(519)
Weighted-average number of common shares outstanding	372,456,354	350,288,783	369,097,920	349,397,156
Basic loss from discontinued operations per share	$0.00	$0.00	$0.00	$0.00

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Diluted earnings (loss) per share computation
Net income (loss) used in the computation of basic earnings (loss) from continuing operations per share	$77,834	$69,506	$(261,970)	$38,615
Adjustment for exercise of rights on derivative liabilities	—	(690)	—	(1,407)
Net income (loss) used in the computation of diluted earnings (loss) from continuing operations per share	$77,834	$68,816	$(261,970)	$37,208

Weighted-average number of common shares outstanding used in the computation of basic earnings (loss) per share	372,456,354	350,288,783	369,097,920	349,397,156
Dilutive effect of warrants	—	16,965,763	—	17,346,039
Dilutive effect of stock options	2,507,471	6,331,545	—	7,276,194
Dilutive effect of RSUs	581,481	195,750	—	72,099
Dilutive effect of Top-up Rights – market price	107,942	81,573	—	30,069
Weighted-average number of common shares for computation of diluted earnings (loss) from continuing operations per share(i)	375,653,248	373,863,414	369,097,920	374,121,557
Diluted earnings (loss) per share from continuing operations	$0.21	$0.18	$(0.71)	$0.10

Income (loss) from discontinued operations attributable to the shareholders of Cronos Group	$82	$(473)	$(500)	$(519)
Weighted-average number of common shares for computation of diluted earnings (loss) from discontinued operations per share	375,653,248	373,863,414	369,097,920	374,121,557
Diluted loss from discontinued operations per share	$0.00	$0.00	$0.00	$0.00
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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Ginkgo equity milestones	13,207,414	14,674,904	14,185,741	14,674,904
Pre-emptive Rights	10,668,647	12,006,740	10,878,993	12,006,740
Top-up Rights – fixed price	3,601,810	23,502,403	7,318,628	24,355,967
Top-up Rights – market price	3,036,327	1,507,739	2,627,890	1,458,569
Altria Warrant	82,956,191	79,051,981	82,723,333	78,106,502
Stock options	4,489,391	3,648,232	6,775,634	3,413,211
Warrants	—	—	1,856,251	—
Restricted share units	295,897	—	770,544	488,648
Total anti-dilutive securities	118,255,677	134,391,999	127,137,014	134,504,541

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
9. Segment Information
Segment reporting is prepared on the same basis that the Company’s chief operating decision makers (the “CODMs”) manage the business, make operating decisions and assess the Company’s performance. The Company determined that it has the following two reportable segments: United States and Rest of World. The United States operating segment consists of the manufacture and distribution of U.S. hemp-derived CBD infused products. The Rest of World operating segment is involved in the cultivation, manufacture, and marketing of cannabis and cannabis-derived products for the medical and adult-use markets. These two segments represent the geographic regions in which the Company operates and the different product offerings within each geographic region. The results of each segment are regularly reviewed by the CODMs to assess the performance of the segment and make decisions regarding the allocation of resources. The CODMs review adjusted earnings (loss) before interest, tax, depreciation and amortization (“Adjusted EBITDA”) as the measure of segment profit or loss to evaluate performance of and allocate resources for its reportable segments. Adjusted EBITDA is defined as earnings before interest, tax, depreciation, non-cash items and items that do not reflect management’s assessment of on-going business performance.
The tables below set forth our condensed consolidated results of operations, expressed in thousands of U.S. dollars for the periods presented. The Company’s condensed consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that the Company will achieve in future periods. Segment data was as follows for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30, 2021
	United States	Rest of World	Corporate	Total
Cannabis flower	$—	$15,306	$—	$15,306
Cannabis extracts	2,100	2,786	—	4,886
Other	—	215	—	215
Net revenue	$2,100	$18,307	$—	$20,407

Share of loss from equity accounted investments	$—	$1,414	$—	$1,414

Interest income	4	2,067	—	2,071
Interest expense	—	(7)	—	(7)
Interest income, net	$4	$2,060	$—	$2,064

Depreciation and amortization	$70	$1,181	$—	$1,251
Impairment loss on goodwill and indefinite-lived assets	105	37	—	142
Impairment loss on long-lived assets	—	1,784	—	1,784
Gain from discontinued operations	—	(82)	—	(82)
Adjusted EBITDA	(12,200)	(29,760)	(4,813)	(46,773)
Purchase of property, plant and equipment, net	101	2,203	—	2,304

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents

	Three months ended September 30, 2020
	United States	Rest of World	Corporate	Total
Cannabis flower	$—	$7,958	$—	$7,958
Cannabis extracts	1,639	1,504	—	3,143
Other	—	257	—	257
Net revenue	$1,639	$9,719	$—	$11,358

Share of loss from equity accounted investments	$—	$1,327	$—	$1,327

Interest income	—	3,907	—	3,907
Interest expense	(30)	(96)	—	(126)
Interest income, net	$(30)	$3,811	$—	$3,781

Depreciation and amortization	$35	$851	$—	$886
Adjusted EBITDA	(5,687)	(14,371)	(10,021)	(30,079)
Purchase of property, plant and equipment, net	75	7,915	—	7,990

	Nine months ended September 30, 2021
	United States	Rest of World	Corporate	Total
Cannabis flower	$—	$36,337	$—	$36,337
Cannabis extracts	6,768	5,020	—	11,788
Other	—	515	—	515
Net revenue	$6,768	$41,872	$—	$48,640

Share of loss from equity accounted investments	$—	$4,172	$—	$4,172

Interest income	27	6,679	—	6,706
Interest expense	—	(20)	—	(20)
Interest income, net	$27	$6,659	$—	$6,686

Total assets	$474,915	$376,569	$683,715	$1,535,199
Depreciation and amortization	209	2,820	—	3,029
Impairment loss on goodwill and indefinite-lived intangible assets	235,019	37	—	235,056
Impairment loss on long-lived assets	2,955	1,784	—	4,739
Loss from discontinued operations	—	500	—	500
Adjusted EBITDA	(32,421)	(84,549)	(16,136)	(133,106)
Purchase of property, plant and equipment, net	420	10,231	—	10,651

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents

	Nine months ended September 30, 2020
	United States	Rest of World	Corporate	Total
Cannabis flower	$—	$16,373	$—	$16,373
Cannabis extracts	5,989	6,821	—	12,810
Other	—	490	—	490
Net revenue	$5,989	$23,684	$—	$29,673

Share of loss from equity accounted investments	$—	$3,293	$—	$3,293

Interest income	16	15,466	—	15,482
Interest expense	(30)	(186)	—	(216)
Interest income, net	$(14)	$15,280	$—	$15,266

Total assets	$251,835	$369,621	$1,297,473	$1,918,929
Depreciation and amortization	104	2,148	—	2,252
Impairment loss on goodwill and indefinite-lived intangible assets	40,000	—	—	40,000
Income tax expense	143	845	—	988
Adjusted EBITDA	(16,254)	(61,999)	(15,867)	(94,120)
Purchase of property, plant and equipment, net	294	21,040	—	21,334
The following tables set forth a reconciliation of net income (loss) as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated:

	Three months ended September 30, 2021
	United States	Rest of World	Corporate	Total
Net income (loss)	$(13,499)	$97,198	$(6,033)	$77,666
Interest income, net	(4)	(2,060)	—	(2,064)
Income tax benefit	—	(159)	—	(159)
Share of loss from equity accounted investments	—	1,414	—	1,414
Impairment loss on goodwill and indefinite-lived intangible assets(i)	105	37	—	142
Impairment loss on long-lived assets(ii)	—	1,784	—	1,784
Gain on revaluation of derivative liabilities(iii)	—	(132,916)	—	(132,916)
Transaction costs(iv)	—	—	542	542
Other, net(vi)	—	(273)	—	(273)
Income from discontinued operations(vii)	—	(82)	—	(82)
Share-based payments(viii)	967	1,700	—	2,667
Financial statement review costs(ix)	—	—	678	678
Depreciation and amortization	231	3,597	—	3,828
Adjusted EBITDA	$(12,200)	$(29,760)	$(4,813)	$(46,773)

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents

	Three months ended September 30, 2020
	United States	Rest of World	Corporate	Total
Net income (loss)	$(12,425)	$91,868	$(10,979)	$68,464
Interest income, net	30	(3,811)	—	(3,781)
Income tax expense	143	845	—	988
Share of loss from equity accounted investments	—	1,327	—	1,327
Gain on revaluation of derivative liabilities(iii)	—	(105,307)	—	(105,307)
Gain on disposal of other investments(v)	—	(3,974)	—	(3,974)
Other, net(vi)	61	580	—	641
Loss from discontinued operations(vii)	—	473	—	473
Share-based payments(viii)	6,469	1,447	—	7,916
Financial statement review costs(ix)	—	—	958	958
Depreciation and amortization	35	2,181	—	2,216
Adjusted EBITDA	$(5,687)	$(14,371)	$(10,021)	$(30,079)

	Nine months ended September 30, 2021
	United States	Rest of World	Corporate	Total
Net income (loss)	$(273,438)	$34,678	$(24,552)	$(263,312)
Interest income, net	(27)	(6,659)	—	(6,686)
Income tax benefit	—	(159)	—	(159)
Share of loss from equity accounted investments	—	4,172	—	4,172
Impairment loss on goodwill and indefinite-lived intangible assets(i)	235,019	37	—	235,056
Impairment loss on long-lived assets(ii)	2,955	1,784	—	4,739
Gain on revaluation of derivative liabilities(iii)	—	(131,290)	—	(131,290)
Transaction costs(iv)	—	—	3,801	3,801
Other, net(vi)	—	(1,184)	—	(1,184)
Loss from discontinued operations(vii)	—	500	—	500
Share-based payments(viii)	2,534	5,197	—	7,731
Financial statement review costs(ix)	—	—	4,615	4,615
Depreciation and amortization	536	8,375	—	8,911
Adjusted EBITDA	$(32,421)	$(84,549)	$(16,136)	$(133,106)

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents

	Nine months ended September 30, 2020
	United States	Rest of World	Corporate	Total
Net income (loss)	$(64,507)	$125,640	$(24,691)	$36,442
Interest income, net	14	(15,280)	—	(15,266)
Income tax expense	143	845	—	988
Share of loss from equity accounted investments	—	3,293	—	3,293
Impairment loss on goodwill and indefinite-lived intangible assets(i)	40,000	—	—	40,000
Gain on revaluation of derivative liabilities(iii)	—	(182,795)	—	(182,795)
Gain on disposal of other investments(v)	—	(4,743)	—	(4,743)
Other, net(vi)	61	564	—	625
Loss from discontinued operations(vii)	—	519	—	519
Share-based payments(viii)	7,931	4,967	—	12,898
Financial statement review costs(ix)	—	—	8,824	8,824
Depreciation and amortization	104	4,991	—	5,095
Adjusted EBITDA	$(16,254)	$(61,999)	$(15,867)	$(94,120)
(i)For the nine months ended September 30, 2021, and three and nine months ended September 30, 2020, impairment loss on goodwill and indefinite-lived intangible assets relates to impairment on goodwill and intangible assets related to the Company’s U.S. segment. For the three months ended September 30, 2021, impairment loss on goodwill and indefinite-lived intangible assets relates to impairment on goodwill and intangible assets related to the Company’s U.S. segment and impairment on an indefinite-lived trademark related to the Company’s ROW segment. See Note 5. Goodwill and Intangible Assets, net.
(ii)For the three months ended September 30, 2021, impairment loss on long-lived assets relates to impairment charges for the difference between the consideration paid to Ginkgo for the achievement of certain milestones in connection with the Ginkgo Collaboration Agreement and the fair value of the Ginkgo exclusive license intellectual property. For the nine months ended September 30, 2021, impairment loss on long-lived assets relates to an impairment on leased premises in the U.S. segment, impairment on property, plant and equipment in the U.S. segment and the aforementioned impairment of the Ginkgo intellectual property. For the three and nine months ended September 30, 2020, there was no impairment loss on long-lived assets. See Note 13. Impairment Loss on Long-lived Assets and Note 5. Goodwill and Intangible Assets, net.
(iii)For the three and nine months ended September 30, 2021 and 2020, gain on revaluation of derivative liabilities represents the fair value changes on the derivative liabilities. See Note 6. Derivative Liabilities.
(iv)For the three and nine months ended September 30, 2021, transaction costs represents legal, financial and other advisory fees and expenses incurred in connection with various strategic investments. These costs are included in general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss). There were no transaction costs during the three and nine months ended September 30, 2020.
(v)For the three and nine months ended September 30, 2020, gain on disposal of other investments is primarily comprised of the gain recorded related to the sale of common shares of Aurora, which were received in connection with the achievement of a milestone related to Aurora’s acquisition of Whistler. There were no disposals of investments during the three and nine months ended September 30, 2021. See Note 3. Investments.
(vi)For the three and nine months ended September 30, 2021 and 2020, other, net is primarily related to (gain) loss on reclassification of held-for-sale assets, (gain) loss recognized on the revaluation of financial liabilities and (gain) loss on disposal of assets.
(vii)For the three and nine months ended September 30, 2021 and 2020, loss (income) from discontinued operations relates to the discontinuance of OGBC. See Note 12. Held-For-Sale Assets and Discontinued Operations.
(viii)For the three and nine months ended September 30, 2021 and 2020, share-based payments relates to the vesting expenses of share-based compensation awarded to employees under the Company’s share-based award plans as described in Note 7. Share-based Payments.
(ix)For the three and nine months ended September 30, 2021 and 2020, financial statement review costs include costs related to the restatements of the Company’s 2019 interim financial statements, costs related to the Company’s responses to requests for information from various regulatory authorities relating to such restatement and legal costs defending shareholder class action complaints brought against the Company as a result of the restatement.
Net revenue attributed to a geographic region based on the location of the customer were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Canada	$14,186	$9,205	$32,432	$22,712
Israel	3,752	514	8,580	807
United States	2,100	1,639	6,768	5,989
Other countries	369	—	860	165
Net revenue	$20,407	$11,358	$48,640	$29,673

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
Property, plant and equipment, net were physically located in the following geographic regions:

	As of September 30, 2021	As of December 31, 2020
Canada	$164,490	$162,163
Israel	23,834	23,143
United States	320	2,293
Total	$188,644	$187,599
The Company sells products through a limited number of major customers. Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s revenues.
United States
During the three and nine months ended September 30, 2021 and 2020, the U.S. segment had no major customers.
As of September 30, 2021 and December 31, 2020, the Company had $106 and $65, respectively, in expected credit losses that have been recognized on receivables from contracts with customers.
There was no loss from discontinued operations from the U.S. segment for the three and nine months ended September 30, 2021 and 2020.
Rest of World
During the three months ended September 30, 2021, the Rest of World segment earned a total net revenue before excise taxes of $12,256 from three major customers, Ontario Cannabis Retail Corporation, Société Québécoise du Cannabis, and Alberta Gaming, Liquor and Cannabis Commission accounting for 31%, 16%, and 13% respectively, of the Company’s total net revenue before excise taxes. During the three months ended September 30, 2020, the Rest of World segment earned a total net revenue before excise taxes of $9,790 from four major customers, together accounting for 82% of the Company’s total net revenues before excise taxes.
During the nine months ended September 30, 2021, the Rest of World segment earned a total net revenue before excise taxes of $25,667 from three major customers, Ontario Cannabis Retail Corporation, Société Québécoise du Cannabis and Alberta Gaming, Liquor and Cannabis Commission, accounting for 24%, 16%, and 13% respectively, of the Company’s total net revenue before excise taxes. During the nine months ended September 30, 2020, the Rest of World segment earned a total net revenue before excise taxes of $22,142 from four major customers, together accounting for 74% of the Company’s total net revenues before excise taxes.
As of September 30, 2021 and December 31, 2020, the Company had $158 and $9, respectively, in expected credit losses that have been recognized on receivables from contracts with customers.
The Company recorded income from discontinued operations of $82 from the Rest of World segment for the three months ended September 30, 2021 and a loss from discontinued operations of $473 for the three months ended September 30, 2020. The loss from discontinued operations from the Rest of World segment for the nine months ended September 30, 2021 and 2020 was $500 and $519, respectively.

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
(i)Class action complaints relating to restatement of 2019 interim financial statements
On March 11 and 12, 2020, two alleged shareholders of the Company separately filed two putative class action complaints in the U.S. District Court for the Eastern District of New York against the Company and its former Chief Executive Officer (now Executive Chairman) and now former Chief Financial Officer. The court has consolidated the cases, and the consolidated amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The consolidated amended complaint generally alleges that certain of the Company’s prior public statements about revenues and internal controls were incorrect based on the Company’s disclosures relating to the Audit Committee of the Board of Directors’ review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel. The consolidated amended complaint does not quantify a damage request. Defendants moved to dismiss on February 8, 2021.
On June 3, 2020, an alleged shareholder filed a Statement of Claim, as amended on August 12, 2020, in the Ontario Superior Court of Justice in Toronto, Ontario, Canada, seeking, among other things, an order certifying the action as a class action on behalf of a putative class of shareholders and damages of an unspecified amount. The Amended Statement of Claim names (i) the Company, (ii) its former Chief Executive Officer (now Executive Chairman), (iii) now former Chief Financial Officer, (iv) former Chief Financial Officer and Chief Commercial Officer, and (v) current and former members of the Board of Directors as defendants and alleges breaches of the Ontario Securities Act, oppression under the Ontario Business Corporations Act and common law misrepresentation. The Amended Statement of Claim generally alleges that certain of the Company’s prior public statements about revenues and internal controls were misrepresentations based on the Company’s March 2, 2020 disclosure that the Audit Committee of the Board of Directors was conducting a review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel, and the Company’s subsequent restatement. The Amended Statement of Claim does not quantify a damage request. On June 28, 2021, the Ontario Court dismissed motions brought by the plaintiff for leave to commence a claim for misrepresentation under the Ontario Securities Act and for certification of the action as a class action. The plaintiff has appealed the Court’s dismissal of the motions only with respect to the Company, the former Chief Executive Officer (now Executive Chairman), and the now former Chief Financial Officer; the remaining defendants were dismissed from the matter with prejudice and the Company and all individual defendants agreed not to seek costs from plaintiff in connection with the dismissal of the motions.
(ii)Regulatory reviews relating to restatement
The Company has been responding to requests for information from various regulatory authorities relating to its previously disclosed restatement of its financial statements for the first three quarters of 2019 as well as the previously disclosed restatement of the second quarter of 2021 interim financial statements. The Company is responding to all such requests for information and cooperating with all regulatory authorities. The Company cannot predict the outcome of any such regulatory review or investigation and it is possible that additional investigations or one or more formal proceedings may be commenced against the Company and its current and former officers and directors in connection with these regulatory reviews and investigations.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
(iii)Litigation relating to marketing, distribution and sale of products
On June 16, 2020, an alleged consumer filed a Statement of Claim on behalf of a class in the Court of Queen’s Bench of Alberta in Alberta, Canada, against the Company and other Canadian cannabis manufacturers and/or distributors. On December 4, 2020, a Third Amended Statement of Claim was filed, which added a second alleged consumer. The Third Amended Statement of Claim alleges claims related to the defendants’ advertised content of cannabinoids in cannabis products for medicinal use on or after June 16, 2010 and cannabis products for adult use on or after October 17, 2018. The Third Amended Statement of Claim seeks a total of C$500 million for breach of contract, compensatory damages, and unjust enrichment or such other amount as may be proven in trial and C$5 million in punitive damages against each defendant, including the Company. The Third Amended Statement of Claim also seeks interest and costs associated with the action. The Company has not responded to the Third Amended Statement of Claim. On January 31, 2022, upon consent of the Company and the plaintiffs, the court dismissed the case in its entirety as to the Company.
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
The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$842,567	$—	$—	$842,567
Short-term investments	197,161	—	—	197,161
Derivative liabilities	—	—	34,528	34,528

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,078,023	$—	$—	$1,078,023
Short-term investments	211,766	—	—	211,766
Derivative liabilities	—	—	163,410	163,410
There were no transfers between fair value categories during the periods presented.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents

(b)Financial risks
The Company’s activities expose it to a variety of financial risks, including credit risk, market risk, interest rate risk, liquidity risk, and foreign currency rate risk.
(i)Credit risk
Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk from its operating activities, primarily accounts receivable and other receivables, and its investing activities, including cash held with banks and financial institutions, short-term investments, loans receivable, and advances to joint ventures. The Company’s maximum exposure to this risk is equal to the carrying amount of these financial assets, which amounted to $1,144,143 and $1,403,491 as of September 30, 2021 and December 31, 2020, respectively.
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
(b)Accounts receivable
An impairment analysis is performed at each reporting date using a provision matrix to measure expected credit losses. The provision rates are based on the days past due for groupings of various customer segments with similar loss patterns. The calculation reflects the probability-weighted outcome, the time value of money and reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Accounts receivable are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, among others, the failure of a debtor to engage in a repayment plan and a failure to make contractual payments for a period of greater than 120 days past due. As of September 30, 2021 and December 31, 2020, the Company had an allowance for credit losses of $202 and $74, respectively.
As of September 30, 2021, the Company has assessed that there is a concentration of credit risk, as 84% of the Company’s accounts receivable were due from four customers with an established credit history with the Company. As of December 31, 2020, 78% of the Company’s accounts receivable were due from four customers with an established credit history with the Company.
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
(iii)Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those which possess a short-term to maturity. A 10% change in the interest rate in effect on September 30, 2021 and December 31, 2020 would not have a material effect on (i) fair value of the cash equivalents and short-term investments as the majority of the portfolio has a maturity date of three months or less or (ii) interest income. Management continues to monitor external interest rates and revise the Company’s investment strategy as a result.
During the three months ended September 30, 2021 and 2020, the Company recorded net interest income of $2,064 and $3,781, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded net interest income of $6,686 and $15,266, respectively.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
(iv)Liquidity risk
Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due and arises principally from the Company’s accounts payable and other liabilities. The Company’s policy is to review liquidity resources and ensure that sufficient funds are available to meet financial obligations as they become due. Further, the Company’s management is responsible for ensuring funds exist and are readily accessible to support business opportunities as they arise. The Company’s funding was primarily provided in the form of capital raised through the issuance of common shares and warrants. As of September 30, 2021, the Company had assessed a concentration risk of vendors as 21% of accounts payables were due to two vendors. As of December 31, 2020, the Company had assessed a concentration risk of vendors as 64% due to four vendors.
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
During the three months ended September 30, 2021 and 2020, the Company had foreign currency gain (loss) on translation of $(22,818) and $26,167, respectively. During the nine months ended September 30, 2021 and 2020, the Company had foreign currency gain (loss) on translation of $6,936 and $(35,654), respectively. A 10% change in the exchange rates for the U.S. dollar would affect the carrying amount of net assets by approximately $99,056 and $97,237 as of September 30, 2021 and December 31, 2020, respectively.

12. Held-For-Sale Assets and Discontinued Operations
During the year ended December 31, 2020, the Company advanced its plans for the sale and disposal of substantially all of the assets of OGBC and as a result, OGBC’s results of operations were reclassified as discontinued operations in the accompanying condensed consolidated financial statements. During the quarter ended June 30, 2021, the Company determined that the fair value of OGBC was lower than the carrying amount of the assets. As such, a write-down to these held-for-sale assets of $561 was recorded in the second quarter of 2021. On September 10, 2021, OGBC was sold for $727, net of costs to sell. As a result, the Company recorded $82 in income (loss) on discontinued operations in its condensed consolidated income statement for the three and nine months ended September 30, 2021.
On June 10, 2021, the land and office building located in Winnipeg, Manitoba Canada, previously designated as held-for-sale in the first quarter of 2021, was sold for $2,059, net of costs to sell. As a result, the Company recorded a gain on the sale of $1,279 in other, net in its condensed consolidated income statement for the nine months ended September 30, 2021.
The following table summarizes the financial information for discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Income (loss) from discontinued operations, net of income taxes	$82	$(473)	$(500)	$(519)

	As of September 30, 2021	As of December 31, 2020
OGBC assets classified as held-for-sale	$—	$1,176

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
13. Impairment Loss on Long-lived Assets
(a)Right-of-use assets and property, plant, and equipment, net
During the nine months ended September 30, 2021, the Company recognized an impairment charge of $1,039 related to leasehold improvements located within leased premises, encompassing approximately 6,000 square feet, in Los Angeles, California, which the Company determined it no longer had plans to use. The significant change in the extent and manner in which the leasehold improvements are being used and the expectation that, more likely than not, the leasehold improvements will be disposed of before the end of their useful life triggered an impairment. The right-of-use lease asset associated with the leasehold improvements was also written down as a result of the Company’s decision to no longer use the leased premises. The Company recognized an impairment charge on the de-recognition of the right-of-use asset of $702 during the nine months ended September 30, 2021. Both of the impairment charges described above are recognized on the condensed consolidated statements of net income (loss) and comprehensive income (loss) as impairment loss on long-lived assets.
Additionally, during the nine months ended September 30, 2021, the Company reassessed the existence of impairment indicators on property, plant and equipment associated with sales channels in the U.S. segment. The Company determined that slower actual revenue growth as compared to previous revenue growth forecasts and significant pricing pressures brought about by increased competition and aggressive discounting in sales channels in the U.S. segment represented indicators of impairment. As a result, a quantitative impairment analysis was required as of June 30, 2021. As such, the Company reassessed its estimates and forecasts as of June 30, 2021, to determine the fair values of the property, plant and equipment using an undiscounted cash flow methodology. Significant inputs include growth rates and cash flow projections. As a result of the analysis as of June 30, 2021, the Company concluded the carrying amount of the property, plant and equipment associated with sales channels in the U.S. segment exceeded its fair value, which resulted in impairment charges of $1,214 on the condensed consolidated statements of net income (loss) and comprehensive income (loss) for the nine months ended September 30, 2021.
No impairment charges were recorded during the three months ended September 30, 2021 and the three and nine months ended September 30, 2020 on property, plant and equipment and right-of-use assets.
(b)Intangible assets, net
During the three and nine months ended September 30, 2021, the Company recognized an impairment charge of $1,784 on definite-lived intangible assets for the difference between the consideration paid to Ginkgo for the achievement of certain milestones in connection with the Ginkgo Collaboration Agreement and the fair value of the Ginkgo exclusive license intellectual property. See Note 5. Goodwill and Intangible Assets, Net. The impairment charge is recognized on the condensed consolidated statements of net income (loss) and comprehensive income (loss) as impairment loss on long-lived assets.
No impairment charges were recorded during the three and nine months ended September 30, 2020 on definite-lived intangible assets.

14. Subsequent Events
(a)PharmaCann
On October 12, 2021, PharmaCann announced that it had entered into a definitive merger agreement pursuant to which PharmaCann will acquire LivWell Holdings, Inc. (“LivWell”). LivWell is a multi-state cannabis cultivation and retail leader based in Colorado. Based upon the terms of the proposed merger, upon the closing of the proposed merger, the Company’s best estimate is that its ownership percentage in PharmaCann on a fully-diluted basis would decrease to approximately 6.7%. Under the terms of the Company’s investment in PharmaCann, the Company’s rights to nominate an observer or a director to the PharmaCann board of directors could be lost if the Company’s ownership drops below 6.0% on a fully diluted basis and it sells or transfers all or any portion of the option (subject to certain exceptions). Further dilution, therefore, could adversely affect the Company’s rights under the PharmaCann option. As a result of the merger, the value of the Company’s option in PharmaCann could be materially impacted.
(b)Ginkgo Collaboration Agreement
On November 12, 2021, the Company announced the achievement of the final productivity target in respect of cannabigerovarinic acid (“CBGVA”) under the Ginkgo Collaboration Agreement with Ginkgo. As a result of this achievement on November 12, 2021, the Company issued 1,467,490 common shares at a share price of C$7.12 for total consideration given of C$10,449 ($8,150) to Ginkgo. Pursuant to the terms of the Ginkgo Collaboration Agreement, the Company was and will be granted an exclusive right to use and commercialize certain key intellectual property for the use of the microorganisms developed for the production of up to eight different cannabinoids, including CBGVA. The estimated fair value of the exclusive license for CBGVA is still being evaluated. The definite-lived intangible asset will be amortized using the straight-line method over its estimated useful life of ten years.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of $, except share amounts)	Table of Contents
(c)Cronos Australia
The Cronos Australia Merger closed on December 16, 2021. In connection with the closing of the Cronos Australia Merger, all advances made under the Company’s A$1,500 unsecured loan to Cronos Australia, plus accrued interest and certain royalties payable, were converted into ordinary shares of Cronos Australia. In addition, the Company’s ownership interest in Cronos Australia decreased to approximately 10% and the Company’s number of Cronos Australia board seats was reduced from two to one. The reduction in ownership interest and board seats constitutes a loss of significant influence and will result in a change beginning in the fourth quarter of 2021 on the condensed consolidated balance sheet from equity method to mark-to-market accounting, with unrealized holding gains and losses included in net income (loss) on the condensed consolidated statements of net income (loss) and comprehensive income (loss). The fair value of the Company’s investment in Cronos Australia was valued at approximately $8,300 as of December 16, 2021.
(d)MedMen Enterprises, Inc.
On December 31, 2021, the Company and MedMen Enterprises, Inc., the joint venture partner (“the MedMen JV partner”), agreed to fully dissolve MedMen Canada (“the MedMen dissolution agreement”) due to its prolonged inactivity and a lack of business operations. In accordance with the MedMen dissolution agreement, cash of $256 and $220 was distributed to the Company and the MedMen JV partner, respectively. The remaining $118 of cash held by MedMen Canada will be used to settle any remaining legal fees and related charges. Any remaining funds will then be distributed 50/50 between the Company and the MedMen JV partner.
(e)Realignment
In the first quarter of 2022, the Company initiated a strategic plan to realign the business around its brands, centralize functions and evaluate the Company’s supply chain (the “Realignment”). The organizational and cost initiatives being undertaken are intended to position the Company to drive profitable and sustainable growth over time. The Company expects to incur charges associated with the Realignment over a one-year period of approximately $1,219, the majority of which are expected to be incurred in the first half of 2022, relating to one-time severance charges.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read together with other information, including Cronos Group’s condensed consolidated financial statements and the related notes to those statements, included in Part I, Item 1. of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (this “Quarterly Report”), consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”), Part I, Item 1A, Risk Factors, of the Annual Report and Part II, Item 1A, Risk Factors, of this Quarterly Report.
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
•expectations related to our announced realignment (the “Realignment”) and any progress, challenges and effects related thereto as well as changes in strategy, metrics, investments, reporting structure, costs, operating expenses, employee turnover and other changes with respect thereto;
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
•expectations regarding the potential success of, and the costs and benefits associated with, our joint ventures, strategic alliances and equity investments, including the strategic partnership (the “Ginkgo Strategic Partnership”) with Ginkgo Bioworks Holdings, Inc. (“Ginkgo”);
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
•expectations regarding acquisitions and dispositions and the anticipated benefits therefrom;
•uncertainties as to our ability to exercise the PharmaCann Option (as defined herein) in the near term or the future in full or in part, including the uncertainties as to the status and future development of federal legalization of cannabis in the U.S. and our ability to realize the anticipated benefits of the transaction with PharmaCann (as defined herein);
•expectations regarding revenues, expenses and anticipated cash needs;
•expectations regarding cash flow, liquidity and sources of funding;
•expectations regarding capital expenditures;
•the expansion of our production and manufacturing, the costs and timing associated therewith and the receipt of applicable production and sale licenses;
•expectations regarding growth in our growing, production and supply chain capacities;
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

The Forward-Looking Statements contained herein are based upon certain material assumptions that were applied in drawing a conclusion or making a forecast or projection, including: (i) our ability, and the abilities of our joint ventures and our suppliers and distributors, to effectively deal with the restrictions, limitations and health issues presented by the COVID-19 pandemic and the ability to continue our production, distribution and sale of our products and customer demand for and use of our products; (ii) management’s perceptions of historical trends, current conditions and expected future developments; (iii) our ability to generate cash flow from operations; (iv) general economic, financial market, regulatory and political conditions in which we operate; (v) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (vi) consumer interest in our products; (vii) competition; (viii) anticipated and unanticipated costs; (ix) government regulation of our activities and products including, but not limited to, the areas of taxation and environmental protection; (x) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (xi) our ability to obtain qualified staff, equipment and services in a timely and cost-efficient manner; (xii) our ability to conduct operations in a safe, efficient and effective manner; (xiii) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our recent acquisitions into our existing operations; (xiv) our ability to realize the expected cost-savings, efficiencies and other benefits of our Realignment and employee turnover related thereto; (xv) our ability to complete planned dispositions and, if completed, obtain our anticipated sales price; (xvi) our ability to exercise the PharmaCann Option and realize the anticipated benefits of the transaction with PharmaCann; and (xvii) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.
By their nature, Forward-Looking Statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the Forward-Looking Statements in this Quarterly Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, the risk that the COVID-19 pandemic may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; the risk that cost savings and any other synergies from the Altria Investment may not be fully realized or may take longer to realize than expected; the risk that we will not complete planned dispositions or, if completed, obtain our anticipated sales price; the implementation and effectiveness of key personnel changes; the risks that our Realignment will not result in the expected cost-savings, efficiencies and other benefits or will result in greater than anticipated turnover in personnel; future levels of revenue; the implementation and effectiveness of key personnel changes; future levels of revenues; consumer demand for cannabis and U.S. hemp products; our ability to manage disruptions in credit markets or changes to our credit ratings; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; the success or timing of completion of ongoing or anticipated capital or maintenance projects; business strategies, growth opportunities and expected investment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); the potential effects of judicial, regulatory or other proceedings, or threatened litigation or proceedings, on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the anticipated effects of actions of third parties such as competitors, activist investors or federal (including U.S. federal), state, provincial, territorial or local regulatory authorities or self-regulatory organizations; changes in regulatory requirements in relation to our business and products; legal or regulatory obstacles that could prevent us from being able to exercise the PharmaCann Option and thereby realizing the anticipated benefits of the transaction with PharmaCann; dilution of our fully-diluted ownership of PharmaCann and the loss of our rights as a result of that dilution; our remediation of material weaknesses in our internal control over financial reporting and the improvement of our control environment and our systems, processes and procedures; and the factors discussed under Part I, Item 1A, “Risk Factors” of the Annual Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on Forward-Looking Statements.
Forward-Looking Statements are provided for the purposes of assisting the reader in understanding our financial performance, financial position and cash flows as of and for periods ended on certain dates and to present information about management’s current expectations and plans relating to the future, and the reader is cautioned not to place undue reliance on these Forward-Looking Statements because of their inherent uncertainty and to appreciate the limited purposes for which they are being used by management. While we believe that the assumptions and expectations reflected in the Forward-Looking Statements are reasonable based on information currently available to management, there is no assurance that such assumptions and expectations will prove to have been correct. Forward-Looking Statements are made as of the date they are made and are based on the beliefs, estimates, expectations and opinions of management on that date. We undertake no obligation to update or revise any Forward-Looking Statements, whether as a result of new information, estimates or opinions, future events or results or otherwise or to explain any material difference between subsequent actual events and such Forward-Looking Statements. The Forward-Looking Statements contained in this Quarterly Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf are expressly qualified in their entirety by these cautionary statements.

Foreign currency exchange rates
All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of the Company’s foreign operations are translated into dollars at the exchange rate in effect as of September 30, 2021, September 30, 2020 and December 31, 2020. Transactions affecting the shareholders’ equity are translated at historical foreign exchange rates. The condensed consolidated statements of net income (loss) and comprehensive income (loss) and condensed consolidated statements of cash flows of the Company’s foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period using Bloomberg.
The exchange rates used to translate from Canadian dollars (“C$”) to dollars is shown below:

(Exchange rates are shown as C$ per $)	As of
	September 30, 2021	September 30, 2020	December 31, 2020
Average rate	1.2593	1.3323	1.3036
Spot rate	1.2680	1.3308	1.2751
Year-to-date average rate	1.2519	1.3539	1.3411

Business Overview
Cronos Group is an innovative global cannabinoid company with international production and distribution across four continents. Cronos Group is committed to building disruptive intellectual property by advancing cannabis research, technology and product development and is building an iconic brand portfolio. Cronos Group’s diverse international brand portfolio includes Spinach®, PEACE NATURALS®, Lord Jones®, Happy Dance® and PEACE+™. The Company no longer produces or distributes products under the COVE® brand.
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
The United States segment manufactures, markets and distributes U.S. hemp-derived supplements and cosmetic products through e-commerce, retail and hospitality partner channels in the United States under the brands Lord Jones®, Happy Dance® and PEACE+™.
The ROW segment is involved in the cultivation, manufacture, and marketing of cannabis and cannabis-derived products for the medical and adult-use markets. In Canada, Cronos Group operates two wholly owned license holders under the Cannabis Act (Canada), Peace Naturals Project Inc. (“Peace Naturals”), which has production facilities near Stayner, Ontario (the “Peace Naturals Campus”), and Cronos Fermentation, which has fermentation and manufacturing facilities in Winnipeg, Manitoba. In Israel, the Company operates under the IMC-GAP, IMC-GMP and IMC-GDP certifications required for the cultivation, production and marketing of dried flower, pre-rolls and cannabis oils in the Israeli medical market. Cronos Group has established strategic joint ventures in Canada, Israel and Colombia. As of September 30, 2021, Cronos Group additionally held approximately 31% of the issued capital of Cronos Australia Limited, which is listed on the Australian Securities Exchange under the trading symbol “CAU.” Cronos Group currently exports cannabis products to countries that permit the import of such products, such as Australia, Germany and Israel.

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

In the U.S., numerous states have continued to remove their COVID-19 related restrictions as the rollout of vaccines continues. This has resulted in the re-opening of, and increased occupancy capacities in, retail outlets, including those that sell the Company’s products. Any reinstatement of restrictions on the operations of retail outlets could negatively impact the Company’s short-term results of operations in the U.S. Recently in the U.S., there have been a number of supply chain challenges, such as container ships facing delays due to congestion in ports, impacting many industries, including the industries in which the Company operates. Although we have not yet seen a significant impact from these challenges, we continue to monitor our supply chain closely.
In Canada, COVID-19 related restrictions continued to be removed as the vaccination rate increased. All provinces have some form of cannabis retail open to consumers, whether it be restricted in-person shopping, curb-side pickup or delivery. The lockdown measures taken in the first six months of 2021 to slow infection rates negatively impacted the Company’s short-term revenue growth in Canada. However, we expect the reopening plans implemented in the third quarter of 2021 to partially mitigate this negative impact in the remainder of 2021.
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
Strategic and Organizational Update
As Cronos Group advances its strategy to build disruptive intellectual property by advancing cannabis research, technology and product development, the Company has determined that now is the right time to implement the Realignment of its business around its brands. The organizational and cost initiatives being undertaken are intended to position Cronos Group to drive profitable and sustainable growth over time. The program will consist of the following:
1.Centralizing functions under common leadership to increase efficient distribution of resources, improve strategic alignment and eliminate duplicative roles and costs;
2.Evaluating the Company's global supply chain and performing product reviews, and pricing and distribution optimization in order to reduce fixed expenses and reduce complexity; and
3.Implementing an operating expense target to optimize cash deployment for activities such as margin accretive innovation and U.S. adult-use market entry.
Brand and Product Portfolio
In the third quarter of 2021, the Company continued to build on the success of its dried flower portfolio with the introduction of new high potency cultivars, Atomic Sour Grapefruit and Cocoa Bomba, in select markets in Canada. These launches, in addition to the launch of Spinach® GMO Cookies earlier in 2021, are further solidifying the Company’s strength in the dried flower category in the Canadian adult-use cannabis market.
In October 2021, Cronos Group launched its first cultured cannabinoid product, SPINACH FEELZ™ Chill Bliss 2:1 THC|CBG gummy. The SPINACH FEELZ™ Chill Bliss 2:1 THC|CBG gummy builds on Cronos Group’s successful SOURZ by Spinach® platform, utilizing the distinctive “S” shape with a proprietary coating designed to provide a sour and sweet flavor profile. In addition, in January 2022, the Company launched a 1-gram vape featuring THC and CBG under the SPINACH FEELZ™ brand in the Canadian adult-use cannabis market. The Company, through the SPINACH FEELZ™ brand, plans to produce a variety of cannabis products that will prominently feature rare cannabinoids, designed to deliver unique and enhanced experiences made possible through proprietary blends of rare cannabinoids alongside more common cannabinoids, like THC and CBD.
Global Supply Chain
In the third quarter of 2021, Cronos GrowCo, the Company’s joint venture in Canada, continued to build on success of its first harvest in the first quarter of 2021. With its processing license in hand, Cronos GrowCo has begun selling to Canadian license holders in the wholesale market. In addition, the Company has begun purchasing dried flower from Cronos GrowCo, marking a milestone in the evolution of the Company’s Canadian cannabis supply chain.
Intellectual property initiatives
In August 2021, Cronos Group announced the achievement of the final productivity target in respect of cannabigerolic acid (“CBGA”) under the Ginkgo Strategic Partnership, which supports the launch of the Company’s SPINACH FEELZ™ Chill Bliss 2:1 THC|CBG gummy. In November 2021, Cronos Group achieved the final productivity target for a second cannabinoid, cannabigerovarinic acid (“CBGVA”), which is a crucial step to developing cultured tetrahydrocannabivarin (“THCV”), releasing the second equity milestone to Ginkgo.
Appointments
The Company appointed Jeff Jacobson Senior Vice President, Head of Growth (North America). Mr. Jacobson previously served as the Company's General Manager of Canada and Europe. Mr. Jacobson has been with Cronos Group since December 2016 and previous to that was a co-founder of Peace Naturals. Mr. Jacobson's expertise and experience in licensing and compliance, new business development, project management and resource management help Cronos Group lead in domestic and international markets.
The Company appointed John Griese Senior Vice President, Head of Operations (North America). Mr. Griese joined Cronos Group in August 2021 as the Vice President of Operations. Mr. Griese has worked with several cannabis organizations and was most recently the Chief Operating Officer ("COO") for The Supreme Cannabis Company, Inc. ("Supreme"). Prior to Supreme, Mr. Griese garnered cannabis experience during California’s adult use implementation as COO for global cannabis company Creso Pharma Limited. Prior to that he spent the majority of his career in supply chain and operations with PepsiCo, Inc., Nestle and Sofina Foods Inc. Mr. Griese’s experience in building supply chains around the world will help the Company win in the markets we are in today, while staying nimble in order to move fast and pivot as the industry changes over time.
Consolidated Results of Operations
The tables below sets forth our condensed consolidated results of operations, expressed in thousands of U.S. dollars for the periods presented. Our condensed consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net revenue before excise taxes	$24,590	$13,621	$58,092	$34,397
Excise taxes	(4,183)	(2,263)	(9,452)	(4,724)
Net revenue	20,407	11,358	48,640	29,673
Cost of sales	21,137	12,895	56,156	29,584
Inventory write-down	—	—	11,961	11,024
Gross profit	(730)	(1,537)	(19,477)	(10,935)
Operating expenses:
Sales and marketing	10,821	7,236	34,284	20,849
Research and development	6,473	4,734	16,774	12,955
General and administrative	32,546	18,860	76,869	61,048
Share-based payments	2,667	7,916	7,731	12,898
Depreciation and amortization	1,251	886	3,029	2,252
Impairment loss on goodwill and indefinite-lived intangible assets	142	—	235,056	40,000
Impairment loss on long-lived assets	1,784	—	4,739	—
Total operating expenses	55,684	39,632	378,482	150,002
Operating loss	(56,414)	(41,169)	(397,959)	(160,937)
Other income	133,839	111,094	134,988	198,886
Income tax benefit (expense)	159	(988)	159	(988)
Income (loss) from discontinued operations	82	(473)	(500)	(519)
Net income (loss)	77,666	68,464	(263,312)	36,442
Net loss attributable to non-controlling interest	(250)	(569)	(842)	(1,654)
Net income (loss) attributable to Cronos Group	$77,916	$69,033	$(262,470)	$38,096

Summary of select financial results

	Three months ended September 30,		Change			Nine months ended September 30,		Change
	2021	2020	$	%		2021	2020	$	%
Net revenue	$20,407	$11,358	$9,049	80%		$48,640	$29,673	$18,967	64%
Cost of sales	21,137	12,895	8,242	64%		56,156	29,584	26,572	90%
Inventory write-down	—	—	—	N/A		11,961	11,024	937	8%
Gross profit	(730)	(1,537)	807	53%		(19,477)	(10,935)	(8,542)	(78)%
Gross margin	(4)%	(14)%	N/A	10	pp	(40)%	(37)%	N/A	(3) pp
Net revenue
For the three months ended September 30, 2021, we reported consolidated net revenue of $20.4 million, representing an increase of $9.0 million from the three months ended September 30, 2020. For the nine months ended September 30, 2021, we reported consolidated net revenue of $48.6 million, representing an increase of $19.0 million from the nine months ended September 30, 2020.
For both the three and nine month comparative periods, the increase was primarily due to the continued growth of the adult-use market in Canada, increased sales in the Israeli medical market, and increased sales of U.S. hemp-derived CBD products in the U.S. segment.
Cost of sales
For the three months ended September 30, 2021, we reported consolidated cost of sales of $21.1 million, representing an increase of approximately $8.2 million from the three months ended September 30, 2020. For the nine months ended September 30, 2021, we reported consolidated cost of sales of $56.2 million, representing an increase of approximately $26.6 million from the nine months ended September 30, 2020.
For both the three and nine month comparative periods, the increase was primarily due to increased sales volume noted above as well as start-up costs associated with new product development in the ROW segment, increased inventory valuation adjustments, and increased production costs on new product launches in the U.S. segment.
Inventory write-downs
For the three months ended September 30, 2021 and September 30, 2020, we reported no inventory write-downs. For the nine months ended September 30, 2021, we reported consolidated inventory write-downs of $12.0 million, representing an increase of approximately $0.9 million from the nine months ended September 30, 2020.
For the nine month comparative period, the increase in inventory-write downs was primarily related to cannabis strains and potency levels that are no longer in-line with consumer preferences in the Canadian market and adjustments for obsolete inventory in Canada.
Gross profit
For the three months ended September 30, 2021, we reported consolidated gross profit of $(0.7) million, representing an increase in gross profit of $0.8 million from the three months ended September 30, 2020. For the nine months ended September 30, 2021, we reported gross profit of $(19.5) million, representing a decrease in gross profit of $8.5 million from the nine months ended September 30, 2020.
For the three month comparative period, the changes in gross profit and gross margin were primarily due to increased sales of cannabis extracts in the Canadian market in the third quarter of 2021, which carries a higher gross profit and gross margin than other product categories. For the nine month comparative periods, the changes in gross profit and gross margin were primarily due to inventory write-downs in the ROW segment during the second quarter of 2021, the impact of strategic price reductions on various adult-use cannabis products in Canada in the second half of 2020 as well as start-up costs associated with new product development in the ROW segment.

Operating expenses

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Sales and marketing	$10,821	$7,236	$3,585	50%	$34,284	$20,849	$13,435	64%
Research and development	6,473	4,734	1,739	37%	16,774	12,955	3,819	29%
General and administrative	32,546	18,860	13,686	73%	76,869	61,048	15,821	26%
Share-based payments	2,667	7,916	(5,249)	(66)%	7,731	12,898	(5,167)	(40)%
Depreciation and amortization	1,251	886	365	41%	3,029	2,252	777	35%
Impairment loss on goodwill and indefinite-lived intangible assets	142	—	142	N/A	235,056	40,000	195,056	488%
Impairment loss on long-lived assets	1,784	—	1,784	N/A	4,739	—	4,739	N/A
Total operating expenses	$55,684	$39,632	$16,052	41%	$378,482	$150,002	$228,480	152%
Sales and marketing
For the three months ended September 30, 2021, sales and marketing expenses were $10.8 million, representing an increase of $3.6 million from the three months ended September 30, 2020. For the nine months ended September 30, 2021, sales and marketing expenses were $34.3 million, representing an increase of $13.4 million from the nine months ended September 30, 2020.
For both the three and nine month comparative periods, the increase was primarily due to an increase in advertising and marketing campaigns related to our brands in the U.S. segment, which began in the second half of 2020 as well as increased headcount and related costs tied to these marketing efforts. During the nine months ended September 30, 2020, new hiring and spending on sales and marketing were delayed in the U.S. segment due to the impact of COVID-19.
Research and development
For the three months ended September 30, 2021, research and development expenses were $6.5 million, representing an increase of $1.7 million from the three months ended September 30, 2020. For the nine months ended September 30, 2021, research and development expenses were $16.8 million, representing an increase of $3.8 million from the nine months ended September 30, 2020.
For both the three and nine month comparative periods, this increase was primarily driven by increased spending on product development and developing cannabinoid intellectual property in the ROW segment.
General and administrative
For the three months ended September 30, 2021, general and administrative expenses were $32.5 million, representing an increase of $13.7 million from the three months ended September 30, 2020. For the nine months ended September 30, 2021, general and administrative expenses were $76.9 million, representing an increase of $15.8 million from the nine months ended September 30, 2020.
For both the three and nine month comparative periods, the increase was primarily due to an increase in the allowance for expected credit losses of $13.2 million on our loan receivables with equity method investees in the ROW segment as well as increased headcount in both the ROW and U.S. segments. The increase was offset by a decrease in share based payments related to the acceleration of restricted share units pursuant to separation agreements with certain employees in the U.S. segment in the third quarter of 2020.
Depreciation and amortization
For the three months ended September 30, 2021, depreciation and amortization expenses were $1.3 million, representing an increase of $0.4 million from the three months ended September 30, 2020. For the nine months ended September 30, 2021, depreciation and amortization expenses were $3.0 million, representing an increase of $0.8 million from the nine months ended September 30, 2020.
For both the three and nine month comparative periods, the change was primarily due to the increased capital expenditures in the ROW segment since December 31, 2020.
Impairment loss on goodwill and indefinite-lived intangible assets
For the nine months ended September 30, 2021, impairment loss on goodwill and indefinite-lived intangible assets was $235.1 million, representing an increase of $195.1 million from the nine months ended September 30, 2020.
For the nine month comparative periods, the increase in impairment loss on goodwill and indefinite-lived intangible assets was primarily due to the $178.4 million impairment charge recorded on the goodwill in the U.S. reporting unit and a $56.5 million impairment charge recorded on the Lord Jones® brand in the U.S. reporting unit compared to a $35.0 million impairment charge recorded on the U.S. reporting unit and a $5.0 million impairment charge recorded on the Lord Jones® brand in the U.S. recorded in the first half of 2020.

Impairment loss on long-lived assets
For the three months ended September 30, 2021, impairment loss on long-lived assets was $1.8 million compared to no impairment loss on long-lived assets in the three months ended September 30, 2020. For the nine months ended September 30, 2021, impairment loss on long-lived assets was $4.7 million, compared to no impairment loss on long-lived assets in the nine months ended September 30, 2020.
For the three month comparative periods, the increase was due to a $1.8 million impairment charge for the difference between the consideration paid Ginkgo for the achievement of certain milestones in connection with the Ginkgo Collaboration Agreement and the fair value of the Ginkgo exclusive license intellectual property.
For the nine month comparative periods, the increase was due to impairment charges of $1.8 million related to the aforementioned Ginkgo exclusive license, an impairment loss of $1.7 million related to the leased premises in the U.S. segment in the first quarter of 2021 as well as a $1.2 million impairment of property, plant and equipment in the U.S. segment.
Other income (loss) & discontinued operations

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Interest income, net	$2,064	$3,781	$(1,717)	(45)%	$6,686	$15,266	$(8,580)	(56)%
Gain on revaluation of derivative liabilities	132,916	105,307	27,609	26%	131,290	182,795	(51,505)	(28)%
Share of loss from equity accounted investments	(1,414)	(1,327)	(87)	(7)%	(4,172)	(3,293)	(879)	(27)%
Gain on disposal of other investments	—	3,974	(3,974)	N/A	—	4,743	(4,743)	N/A
Other, net	273	(641)	914	143%	1,184	(625)	1,809	289%
Total other income (loss)	133,839	111,094	22,745	20%	134,988	198,886	(63,898)	(32)%
Income (loss) from discontinued operations	82	(473)	555	117%	(500)	(519)	19	4%
Net income (loss)	$77,666	$68,464	$9,202	13%	$(263,312)	$36,442	$(299,754)	(823)%
Interest income, net
For the three months ended September 30, 2021, interest income, net was $2.1 million, representing a decrease of $1.7 million from the three months ended September 30, 2020. For the nine months ended September 30, 2021, interest income, net was $6.7 million, representing a decrease of $8.6 million from the nine months ended September 30, 2020.
For the three months ended September 30, 2021, the decrease in net interest income was primarily due to a decrease in our interest-earning cash equivalents and short-term investment balances compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, the decrease in net interest income was due to a decrease in our average variable interest rate as well as a decrease in our cash equivalents and short-term investment balances compared to the nine months ended September 30, 2020.
Gain on revaluation of derivative liabilities
For the three months ended September 30, 2021, the gain on revaluation of derivative liabilities was $132.9 million, representing an increase of $27.6 million from the three months ended September 30, 2020. For the nine months ended September 30, 2021, the gain on revaluation of derivative liabilities was $131.3 million, including an out-of-period adjustment of $11.3 million, representing a decrease of $51.5 million from the nine months ended September 30, 2020.
The valuation of derivative liabilities is based on inputs such as the Company’s share price and volatility, expected remaining term and expected risk-free interest rate which have in the past, and may in the future, fluctuate significantly from period to period. The Company expects continued fluctuations in the derivative valuations. For further information, see Note 6. Derivative Liabilities to the Company’s condensed consolidated financial statements under Item 1. “Financial Statements” of this Quarterly Report.
Share of loss from equity accounted investments
For the three months ended September 30, 2021, share of loss from equity accounted investments was $1.4 million, representing an increase in losses of $0.1 million from the three months ended September 30, 2020. For the nine months ended September 30, 2021, share of loss from equity accounted investments was $4.2 million, representing an increase in losses of $0.9 million from the nine months ended September 30, 2020.
For both the three and nine month comparative periods, the change was due to increased recurring losses from the Company’s equity accounted investments.

Gain on disposal of other investments
For both the three and nine months ended September 30, 2021, there was no gain on disposal of other investments. For the three and nine months ended September 30, 2020, gain on disposal of other investments was $4.0 million and $4.7 million, respectively.
For both the three and nine month comparative periods, the gain on disposal of other investments related to the sale of common shares of Aurora Cannabis, Inc. (“Aurora”), which were received in connection with the achievement of milestones related to Aurora’s acquisition of Whistler Medical Marijuana Corporation (“Whistler”).
Other, net
For the three months ended September 30, 2021, other, net was $0.3 million, representing an increase of other, net income of $0.9 million from the three months ended September 30, 2020. For the nine months ended September 30, 2021, other, net was $1.2 million, representing an increase of $1.8 million from the nine months ended September 30, 2020.
For both the three and nine month comparative periods, the change was primarily due to the revaluation of held-for-sale assets related to the land and office building located in Winnipeg, Manitoba Canada in the second quarter of 2021 compared to the revaluation of held-for-sale assets related to substantially all of the assets of Original B.C. Ltd. (“OGBC”).
Gain (loss) from discontinued operations
For the three months ended September 30, 2021, gain from discontinued operations was $0.1 million, representing an increase of $0.6 million from the three months ended September 30, 2020. For the nine months ended September 30, 2021, loss from discontinued operations was $0.5 million, essentially unchanged from the nine months ended September 30, 2020.
For both the three and nine month comparative periods, gain (loss) from discontinued operations relates to the discontinuance of OGBC.

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
Summary of select financial results – ROW

	Three months ended September 30,		Change			Nine months ended September 30,		Change
	2021	2020	$	%		2021	2020	$	%
Net revenue	$18,307	$9,719	$8,588	88%		$41,872	$23,684	$18,188	77%
Cost of sales	17,735	11,922	5,813	49%		49,906	25,930	23,976	92%
Inventory write-down	—	—	—	N/A		11,961	11,024	937	8%
Gross profit	572	(2,203)	2,775	126%		(19,995)	(13,270)	(6,725)	(51)%
Gross margin	3%	(23)%	N/A	26	pp	(48)%	(56)%	N/A	8	pp
Net revenue – ROW

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Cannabis flower	$15,306	$7,958	$7,348	92%	$36,337	$16,373	$19,964	122%
Cannabis extracts	2,786	1,504	1,282	85%	5,020	6,821	(1,801)	(26)%
Other	215	257	(42)	(16)%	515	490	25	5%
Net revenue	$18,307	$9,719	$8,588	88%	$41,872	$23,684	$18,188	77%
For the three months ended September 30, 2021, the ROW segment reported net revenue of $18.3 million, representing an increase of $8.6 million from the three months ended September 30, 2020. For the nine months ended September 30, 2021, the ROW segment reported net revenue of $41.9 million, representing an increase of $18.2 million from the nine months ended September 30, 2020.
For the three month comparative period, the change was primarily due to continued growth of the adult-use cannabis flower and extracts markets in Canada and sales in the Israeli medical cannabis market. For the nine month comparative period, the change was primarily due to continued growth of the adult-use cannabis flower market in Canada and sales in the Israeli medical cannabis market.
Cost of sales – ROW
For the three months ended September 30, 2021, the ROW segment reported cost of sales of $17.7 million, representing an increase of $5.8 million from the three months ended September 30, 2020. For the nine months ended September 30, 2021, the ROW segment reported cost of sales of $49.9 million, representing an increase of $24.0 million from the nine months ended September 30, 2020.
For the three month comparative period, the increase was primarily due to an increase in sales volumes. For the nine month comparative period, the increase was primarily due to an increase in sales volume as well as start-up costs associated with new product development in Canada.
Inventory write-downs – ROW
For the three months ended September 30, 2021 and 2020, the ROW segment reported no inventory write-downs. For the nine months ended September 30, 2021, the ROW segment reported inventory write-downs of $12.0 million, representing an increase of approximately $0.9 million from the nine months ended September 30, 2020.
For the nine month comparative period, the increase in inventory-write downs primarily relates to cannabis strains and potency levels that are no longer in-line with consumer preferences in the Canadian market and adjustments for obsolete inventory in Canada.
Gross profit – ROW
For the three months ended September 30, 2021, the ROW segment reported gross profit of $0.6 million, representing an increase in gross profit of $2.8 million from the three months ended September 30, 2020. For the nine months ended September 30, 2021, the ROW segment reported gross profit of $(20.0) million, representing a decrease in gross profit of $6.7 million from the nine months ended September 30, 2020.
For the three month comparative period, the change from negative gross profit in 2020 to positive gross profit in 2021 was primarily driven by increased sales of cannabis extracts in the third quarter of 2021, which carry higher gross profit and gross margin than other product categories. For the nine month comparative period, the decrease in gross profit was primarily due to inventory write-downs, the impact of strategic price reductions on various adult-use cannabis products in Canada in the second half of 2020, as well as start-up costs associated with new product development.

Summary of select financial results – U.S.

	Three months ended September 30,		Change			Nine months ended September 30,		Change
	2021	2020	$	%		2021	2020	$	%
Net revenue	$2,100	$1,639	$461	28%		$6,768	$5,989	$779	13%
Cost of sales	3,402	973	2,429	250%		6,250	3,654	2,596	71%
Gross profit	(1,302)	666	(1,968)	(295)%		518	2,335	(1,817)	(78)%
Gross margin	(62)%	41%	N/A	(103)	pp	8%	39%	N/A	(31)	pp
Net revenue – U.S.
For the three months ended September 30, 2021, the U.S. segment reported net revenue of $2.1 million, representing an increase of $0.5 million from the three months ended September 30, 2020. For the nine months ended September 30, 2021, the U.S. segment reported net revenue of $6.8 million, representing an increase of $0.8 million from the nine months ended September 30, 2020.
For the three and nine month comparative periods, the increase was primarily driven by sales of U.S. hemp-derived CBD products introduced in the second half of 2020.
Cost of sales – U.S.
For the three months ended September 30, 2021, the U.S. segment reported cost of sales of $3.4 million, representing an increase of $2.4 million from the three months ended September 30, 2020. For the nine months ended September 30, 2021, the U.S. segment reported cost of sales of $6.3 million, representing an increase of $2.6 million from the nine months ended September 30, 2020.
For both the three and nine month comparative periods, the increase was primarily due to increased inventory valuation adjustments, increased revenue and increased production costs related to new product introductions launched in the fourth quarter of 2020.
Gross profit – U.S.
For the three months ended September 30, 2021, the U.S. segment reported gross profit of $(1.3) million, compared with gross profit of $0.7 million during the three months ended September 30, 2020, representing a decrease of $2.0 million from the three months ended September 30, 2020. For the nine months ended September 30, 2021, the U.S. segment reported gross profit of $0.5 million, representing a decrease of $1.8 million from the nine months ended September 30, 2020.
For the three month comparative period, the decrease was primarily due to the increase in cost of sales as stated above. For the nine month comparative period, the decrease was primarily due to the cost of sales as stated above.

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
Adjusted EBITDA
Management reviews Adjusted EBITDA, a non-GAAP measure, which excludes non-cash items and items that do not reflect management’s assessment of on-going business performance of our operating segments. Management defines Adjusted EBITDA as net income (loss) before interest, tax expense, depreciation and amortization adjusted for: share of loss from equity accounted investments; impairment loss on goodwill and indefinite-lived assets: impairment loss on long-lived assets; gain on revaluation of derivative liabilities; transaction costs related to strategic projects; other, net; loss from discontinued operations; share-based payments; and review costs related to the restatements of the Company’s 2019 interim financial statements and 2021 interim financial statements, the Company’s responses to the reviews of such interim financial statements by various regulatory authorities and legal costs defending shareholder class action complaints brought against the Company as a result of the 2019 restatement (see Part II, Item 1. “Legal Proceedings” of this Quarterly Report for a discussion of the regulatory reviews and shareholder class action complaints relating to the restatement of the 2019 and 2021 interim financial statements).

Management believes that Adjusted EBITDA provides the most useful insight into underlying business trends and results and provides a more meaningful comparison of period-over-period results. Management uses Adjusted EBITDA for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets.
The following tables set forth reconciliations of net income (loss) as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated (dollars in thousands):

	Three months ended September 30, 2021
	United States	Rest of World	Corporate	Total
Net income (loss)	$(13,499)	$97,198	$(6,033)	$77,666
Interest income, net	(4)	(2,060)	—	(2,064)
Income tax benefit	—	(159)	—	(159)
Share of loss from equity accounted investments	—	1,414	—	1,414
Impairment loss on goodwill and indefinite-lived intangible assets(i)	105	37	—	142
Impairment loss on long-lived assets(ii)	—	1,784	—	1,784
Gain on revaluation of derivative liabilities(iii)	—	(132,916)	—	(132,916)
Transaction costs(iv)	—	—	542	542
Other, net(vi)	—	(273)	—	(273)
Income from discontinued operations(vii)	—	(82)	—	(82)
Share-based payments(viii)	967	1,700	—	2,667
Financial statement review costs(ix)	—	—	678	678
Depreciation and amortization	231	3,597	—	3,828
Adjusted EBITDA	$(12,200)	$(29,760)	$(4,813)	$(46,773)

	Three months ended September 30, 2020
	United States	Rest of World	Corporate	Total
Net income (loss)	$(12,425)	$91,868	$(10,979)	$68,464
Interest income, net	30	(3,811)	—	(3,781)
Income tax expense	143	845	—	988
Share of loss from equity accounted investments	—	1,327	—	1,327
Gain on revaluation of derivative liabilities(iii)	—	(105,307)	—	(105,307)
Gain on disposal of other investments(v)	—	(3,974)	—	(3,974)
Other, net(vi)	61	580	—	641
Loss from discontinued operations(vii)	—	473	—	473
Share-based payments(viii)	6,469	1,447	—	7,916
Financial statement review costs(ix)	—	—	958	958
Depreciation and amortization	35	2,181	—	2,216
Adjusted EBITDA	$(5,687)	$(14,371)	$(10,021)	$(30,079)

	Nine months ended September 30, 2021
	United States	Rest of World	Corporate	Total
Net income (loss)	$(273,438)	$34,678	$(24,552)	$(263,312)
Interest income, net	(27)	(6,659)	—	(6,686)
Income tax benefit	—	(159)	—	(159)
Share of loss from equity accounted investments	—	4,172	—	4,172
Impairment loss on goodwill and indefinite-lived intangible assets(i)	235,019	37	—	235,056
Impairment loss on long-lived assets(ii)	2,955	1,784	—	4,739
Gain on revaluation of derivative liabilities(iii)	—	(131,290)	—	(131,290)
Transaction costs(iv)	—	—	3,801	3,801
Other, net(vi)	—	(1,184)	—	(1,184)
Loss from discontinued operations(vii)	—	500	—	500
Share-based payments(viii)	2,534	5,197	—	7,731
Financial statement review costs(ix)	—	—	4,615	4,615
Depreciation and amortization	536	8,375	—	8,911
Adjusted EBITDA	$(32,421)	$(84,549)	$(16,136)	$(133,106)

	Nine months ended September 30, 2020
	United States	Rest of World	Corporate	Total
Net income (loss)	$(64,507)	$125,640	$(24,691)	$36,442
Interest income, net	14	(15,280)	—	(15,266)
Income tax expense	143	845	—	988
Share of loss from equity accounted investments	—	3,293	—	3,293
Impairment loss on goodwill and indefinite-lived intangible assets(i)	40,000	—	—	40,000
Gain on revaluation of derivative liabilities(iii)	—	(182,795)	—	(182,795)
Gain on disposal of other investments(v)	—	(4,743)	—	(4,743)
Other, net(vi)	61	564	—	625
Loss from discontinued operations(vii)	—	519	—	519
Share-based payments(viii)	7,931	4,967	—	12,898
Financial statement review costs(ix)	—	—	8,824	8,824
Depreciation and amortization	104	4,991	—	5,095
Adjusted EBITDA	$(16,254)	$(61,999)	$(15,867)	$(94,120)
(i)For the nine months ended September 30, 2021 and 2020, impairment loss on goodwill and indefinite-lived intangible assets relates to impairment on goodwill and intangible assets related to our U.S. segment. For the three months ended September 30, 2021, impairment loss on goodwill and indefinite-lived intangible assets relates to impairment on goodwill and intangible assets related to our U.S. segment and impairment on an indefinite-lived trademark related to our ROW segment. See Note 5. Goodwill and Intangible Assets, Net to the Company’s condensed consolidated financial statements under Item 1. of this Quarterly Report.
(ii)For the three months ended September 30, 2021, impairment loss on long-lived assets relates to impairment charges for the difference between the consideration paid to Ginkgo for the achievement of certain milestones in connection with the Ginkgo Collaboration Agreement and the fair value of the Ginkgo exclusive license intellectual property. For the nine months ended September 30, 2021, impairment loss on long-lived assets relates to an impairment on leased premises in the U.S. segment, impairment on property, plant and equipment in the U.S. segment and the aforementioned impairment of the Ginkgo intellectual property. For the three and nine months ended September 30, 2020, there was no impairment loss on long-lived assets. See Note 13. Impairment Loss on Long-lived Assets and Note 5. Goodwill and Intangible Assets, net to the Company’s condensed consolidated financial statements under Item 1. of this Quarterly Report.
(iii)For the three and nine months ended September 30, 2021 and 2020, the gain on revaluation of derivative liabilities represents the fair value changes on the derivative liabilities. See Note 6. Derivative Liabilities to the Company’s condensed consolidated financial statements under Item 1. of this Quarterly Report.
(iv)For the three and nine months ended September 30, 2021, transaction costs represents legal, financial and other advisory fees and expenses incurred in connection with various strategic investments. These costs are included in general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
(v)For the three and nine months ended September 30, 2020, gain on disposal of other investments net is primarily comprised of the gain recorded related to the sale of common shares of Aurora, which were received in connection with the achievement of a milestone related to Aurora’s acquisition of Whistler. There were no disposals of investments during the three and nine months ended September 30, 2021. See Note 3. Investments to the Company’s condensed consolidated financial statements under Item 1. of this Quarterly Report.
(vi)For the three and nine months ended September 30, 2021 and 2020, other, net is primarily related to (gain) loss on reclassification of held-for-sale assets, (gain) loss recognized on the revaluation of financial liabilities and (gain) loss on disposal of assets.

(vii)For the three and nine months ended September 30, 2021 and 2020, loss (income) from discontinued operations relates to the discontinuance of OGBC. See Note 12. Held-For-Sale Assets and Discontinued Operations to the Company’s condensed consolidated financial statements under Item 1. of this Quarterly Report.
(viii)For the three and nine months ended September 30, 2021 and 2020, share-based payments relates to the vesting expenses of share-based compensation awarded to employees under the Company’s share-based award plans as described in Note 7. Share-based Payments to the Company’s condensed consolidated financial statements under Item 1. of this Quarterly Report.
(ix)For the three and nine months ended September 30, 2021 and 2020, financial statement review costs include costs related to the restatements of the Company’s 2019 interim financial statements, costs related to the Company’s responses to requests for information from various regulatory authorities relating to such restatement and legal costs defending shareholder class action complaints brought against the Company as a result of the restatement.

Liquidity and Capital Resources
As of September 30, 2021, we had $842.6 million in cash and cash equivalents and $197.2 million in short-term investments, which comprise the majority of the Company’s cash position. Cronos Group believes that the existing cash and cash equivalents and the short-term investments will be sufficient to fund the business operations and capital expenditures over the next twelve months. The following table summarizes the cash flows from operating, investing and financing activities in thousands of U.S. dollars:

	Nine months ended September 30,
	2021	2020
Cash flows used in operating activities	$(117,678)	$(106,543)
Cash provided by (used in) investing activities	(110,236)	37,811
Cash used in financing activities	(13,164)	(2,330)
Effect of foreign currency translation on cash and cash equivalents	5,622	(30,785)
Net change in cash	$(235,456)	$(101,847)
Comparison of cash flows between the nine months ended September 30, 2021 and the nine months ended September 30, 2020
Operating activities
During the nine months ended September 30, 2021, we used $117.7 million of cash in operating activities as compared to cash used of $106.5 million in the nine months ended September 30, 2020, representing an increase in cash used of $11.1 million. This change is primarily driven by a $35.5 million decrease in net income after adjusting for non-cash items, partially offset by an increase of $53.7 million in changes in operating assets and liabilities during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Investing activities
During the nine months ended September 30, 2021, we used $110.2 million of cash in investing activities, compared to $37.8 million of cash provided by investing activities during the nine months ended September 30, 2020, representing an increase of $148.0 million in cash used by investing activities. This change is primarily driven by the Company’s investment in PharmaCann of approximately $110.4 million, and a $78.5 million; net decrease in proceeds from short-term investments, partially offset by a $30.1 million decrease in loans receivables to joint ventures and a $12.7 million decrease in capital expenditures compared to the nine months ended September 30, 2020. The decrease in capital expenditures is primarily due to a reduction in construction costs in the ROW segment and a decrease in costs related to the implementation of the Company’s enterprise resource planning system compared to the nine months ended September 30, 2020.
Financing activities
During the nine months ended September 30, 2021, cash used in financing activities was $13.2 million, compared to 2.3 million of cash used in financing activities during the nine months ended September 30, 2020, representing an increase of $10.8 million in cash used in financing activities. This change is primarily driven by an increase of $11.0 million in withholding taxes paid on share-based awards during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Critical Accounting Policies and Estimates
The Company’s critical accounting policies and estimates are discussed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.
Loans Receivable, net. Loans receivable are presented net of an allowance for credit losses. In the third quarter of 2021, the Company changed methodologies for estimating the allowance for credit loss on loans receivable from the historical credit loss method to the probability of default method. The probability of default rate is adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. The Company may also record a specific reserve for individual accounts when it becomes aware of specific borrower circumstances, such as in the case of a bankruptcy filing or deterioration in the borrower’s operating results or financial position. The allowance for credit loss accrual balance was $14.9 million and $2.6 million as of September 30, 2021 and December 31, 2020, respectively.
Valuation of Derivative Liabilities. Derivative liabilities consist of the Altria Warrant, Pre-emptive Rights, and certain Top-up Rights. The Company measures derivative liabilities at fair value at each reporting date until settlement with the re-measurement gain or loss being recognized immediately in net income (loss) and comprehensive income (loss). The Company calculates fair value of derivative liabilities using the Black-Scholes model. Significant assumptions are used in the valuation of derivative liabilities, including the volatility of the Company’s stock price, expected dividend yield, expected term and expected risk-free interest rate. Volatility was based on an equally weighted blended historical and implied volatility level of the underlying equity securities of the Company as of September 30, 2021. As of December 31, 2020, volatility was based on the blended historical volatility levels of the Company and peer companies. The assumptions used in computing the fair value of derivative liabilities reflect the Company’s best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control.
Other than the changes in accounting estimates above, there have been no material changes to these critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign currency risk
The Company’s condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report are expressed in U.S. dollars. In addition. the Company has net assets, liabilities and revenues denominated in foreign currencies, including Canadian dollars and Israeli new shekels. As a result, we are exposed to foreign currency translation gains and losses. Revenue and expenses of all foreign operations are translated into U.S. dollars at the foreign currency exchange rates that approximate the rates in effect during the period when such items are recognized. Appreciating foreign currencies relative to the U.S. dollar will adversely impact operating income and net earnings, while depreciating foreign currencies relative to the U.S. dollar will have a positive impact.
A 10% change in the exchange rates for the Canadian dollar would affect the carrying amount of net assets by approximately $99.1 million and $97.2 million as of September 30, 2021 and December 31, 2020, respectively. The corresponding impact would be recorded in accumulated other comprehensive income. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on the Company’s results of operations.

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures.
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2021. Based on that evaluation, management has concluded that, as of September 30, 2021, due to the existence of material weaknesses in the Company’s internal control over financial reporting described below, the disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Remediation Plan and Status
The Company’s management, with oversight from the Audit Committee of the Board of Directors, has initiated a plan to remediate the material weakness, previously disclosed in the Annual Report. During the nine months ended September 30, 2021, the Company started the implementation process on all remediation controls identified in its remediation plan as disclosed in the table below. The Company does not expect full remediation until year end 2021.
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
As previously disclosed in the Company’s Quarterly Report on Form 10-Q/A for the second quarter ended June 30, 2021, we have identified the following material weaknesses:
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

•Goodwill and Indefinite-lived Intangible Asset Impairment Testing:
We identified the following material weakness with respect to goodwill and indefinite-lived intangible asset impairment testing. We did not design and maintain effective controls to assess goodwill and indefinite-lived intangible assets for potential impairment as changes in the performance of and prospects for our U.S. reporting unit occurred. Specifically, we did not design and maintain effective controls to sufficiently assess the overall financial performance of and expectations for our U.S. reporting unit and certain macroeconomic, industry and market conditions when evaluating goodwill associated with our U.S. reporting unit and Lord Jones® brand indefinite-lived intangible asset for potential impairment.
The material weakness in the control environment and contributed to material misstatements related to the impairment of goodwill and indefinite-lived intangible assets that led to the restatement of the Company’s interim condensed consolidated financial statements for the three and six months ended June 30, 2021. The material weaknesses create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis. The lack of personnel in our accounting function with appropriate level of knowledge and experience in U.S. GAAP sufficient to properly assess evidence and interpret accounting principles described above resulted in immaterial misstatements related to the accounting for derivatives, share-based compensation, earnings per share, and long-lived asset impairment.
Remediation Plan and Status
As of the filing date, the Company has implemented or is in the process of implementing various initiatives intended to address the identified material weaknesses and strengthen our overall control environment. In this regard, some of our key remedial initiatives include:

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

•We are in the process of developing and implementing a training program for accounting and finance personnel to enhance their knowledge of U.S. GAAP outlined in our accounting policies, which are used in the preparation of the Company’s consolidated financial statements; and
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
(b)Changes in Internal Control over Financial Reporting
Other than the identification of the new material weaknesses and those measures described above to remediate the material weaknesses, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1: Legal Proceedings.
The information set forth under Note 10(b), Contingencies, to the Company’s condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report is incorporated herein by reference.

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
We are entitled to certain limited governance rights with respect to PharmaCann, including limited information rights and board observer rights. Therefore, we will have little to no ability to influence the strategy and material decisions of PharmaCann’s business. Furthermore, until such time as we exercise the PharmaCann Option, we will not have the ability to vote on matters requiring the vote of PharmaCann’s shareholders and, until the exercise of the PharmaCann Option, will not have the right to appoint directors to the PharmaCann board of directors. Even after exercising the PharmaCann Option, we are entitled to appoint a director of PharmaCann’s board only if we continue to own at least 10% of the outstanding capital stock of PharmaCann, and in any event may appoint no more than two directors. In addition, we are subject to certain standstill restrictions, both prior to and after the exercise of the PharmaCann Option, which restrictions further limit our ability to influence decisions of PharmaCann. See Note 14. Subsequent Events to the Company’s condensed consolidated financial statements under Item 1. of this Quarterly Report for more information about the negative impact of the proposed merger with LivWell Holdings Inc.
Although we are entitled to certain anti-dilution protections with respect to our investment in PharmaCann, such protections are subject to various conditions, and our potential ownership in PharmaCann may be significantly diluted by, among other things, future issuances of PharmaCann securities or bona fide acquisition activity in which PharmaCann uses its equity as consideration, including in respect of PharmaCann’s planned acquisition of LivWell Holdings, Inc. (“LivWell”) if and when that transaction is completed. On October 12, 2021, PharmaCann announced that it entered into a definitive merger agreement pursuant to which PharmaCann will acquire LivWell (the “LivWell Transaction”). Based upon the terms of the proposed merger, upon the closing of the proposed merger, our best estimate is that our ownership percentage in PharmaCann on a fully-diluted basis would decrease to approximately 6.7%. Under the terms of our investment in PharmaCann, Cronos’ rights to nominate an observer or a director to the PharmaCann board of directors could be lost if our ownership drops below 6% on a fully diluted basis and we sell or transfer all or any portion of the

PharmaCann Option (subject to certain exceptions). As a result, further dilution could adversely affect our rights under the PharmaCann Option. The LivWell Transaction, and any other such activity could be significantly dilutive to our ownership in PharmaCann and may adversely impact the potential benefits we may realize from the PharmaCann Investment.
We have been and may in the future be required to write down indefinite-lived intangible assets, due to impairment, which could have a material adverse effect on our results of operations or financial position
The Company has been and may in the future be required to write down indefinite-lived intangible assets, due to impairment, which would reduce earnings. Indefinite-lived intangible assets are reviewed annually or more frequently when events or changes in circumstances indicate that the fair value of the indefinite-lived intangible assets have been reduced to less than their carrying amount. We periodically calculate the fair value of our indefinite-lived intangible assets to test for impairment. This fair value may be affected by several factors, including general economic conditions, regulatory developments, changes in category growth rates as a result of changing adult consumer preferences, success of planned new product introductions, and competitive activity. Certain events can also trigger an immediate review of indefinite-lived intangible assets. If the carrying amount of our indefinite-lived intangible assets exceeds their fair value, the indefinite-lived intangible assets are considered impaired, which would result in impairment losses and could have a material adverse effect on our consolidated financial position or results of operations. We cannot provide any assurance that the U.S. segment will successfully execute its business plans and strategies.

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

10.1†
Executive Employment Agreement, dated as of August 6, 2021, between Cronos USA, Cronos Group and Robert Madore (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed August 6, 2021).

10.2†
Letter Agreement, dated as of August 6, 2021, between Hortican, Cronos Group and Jerry Barbato (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed August 6, 2021).

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
Date: February 18, 2022