Form 10-K
period 2021-12-31
Cronos Group Inc.
filed 2022-03-01
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

Form 10-K
__________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of the Registrant computed by reference to the closing price of $8.60 per common share on June 30, 2021 was approximately $1,676,948,045.
As of February 28, 2022, there were 374,952,693 common shares of the Registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report on Form 10-K will either be incorporated into this Annual Report on Form 10-K by reference to the registrant’s definitive proxy statement for its 2022 Annual Meeting of Shareholders, or will be included in an amendment to this Annual Report on Form 10-K to be filed no later than 120 days after the registrant's fiscal year ended December 31, 2021.

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

(Exchange rates are shown as C$ per $)	As of December 31,
	2021	2020	2019
Average rate	1.2541	1.3411	1.3268
Spot rate	1.2746	1.2751	1.2990
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
•laws and regulations and any amendments thereto applicable to our business and the impact thereof, including uncertainty regarding the application of United States (“U.S.”) state and federal law to U.S. hemp (including CBD and other U.S. hemp-derived cannabinoids) products and the scope of any regulations by the U.S. Food and Drug Administration (the “FDA”), the U.S. Drug Enforcement Administration (the “DEA”), the U.S. Federal Trade Commission (the “FTC”), the U.S. Patent and Trademark Office (the “PTO”) and any state equivalent regulatory agencies over U.S. hemp (including CBD and other U.S. hemp-derived cannabinoids) products;
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
•the timing of our exit from our facility in Stayner, Ontario (the “Stayner Facility”) and the expected costs and benefits from the wind-down of the Stayner Facility;
•our ability to effectively wind-down the Stayner Facility in an organized fashion and acquire raw materials from other suppliers, including Cronos Growing Company Inc. (“Cronos GrowCo”);
•the grant, renewal and impact of any license or supplemental license to conduct activities with cannabis or any amendments thereof;
•our international activities and joint venture interests, including required regulatory approvals and licensing, anticipated costs and timing, and expected impact;
•our ability to successfully create and launch brands and further create, launch and scale U.S. hemp-derived cannabinoid consumer products and cannabis products;
•the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, including CBD and other cannabinoids;
•expectations regarding the implementation and effectiveness of key personnel changes;
•the anticipated benefits and impact of Altria Group Inc.’s investment in the Company (the “Altria Investment”), pursuant to a subscription agreement dated December 7, 2018;
•the potential exercise of one warrant of the Company included as part of the Altria Investment (the “Altria Warrant”), pre-emptive rights and/or top-up rights in connection with the Altria Investment, including proceeds to us that may result therefrom;
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
•uncertainties as to our ability to exercise the PharmaCann Option (as defined herein), in the near term or the future, in full or in part, including the uncertainties as to the status and future development of federal legalization of cannabis in the U.S. and our ability to realize the anticipated benefits of the transaction with PharmaCann (as defined herein);
•expectations regarding revenues, expenses and anticipated cash needs;
•expectations regarding cash flow, liquidity and sources of funding;
•expectations regarding capital expenditures;
•the expansion of our production and manufacturing, the costs and timing associated therewith and the receipt of applicable production and sale licenses;
•expectations regarding our growing, production and supply chain capacities;
•expectations regarding the resolution of litigation and other legal and regulatory proceedings, reviews and investigations;
•expectations with respect to future production costs;
•expectations with respect to future sales and distribution channels and networks;
•the expected methods to be used to distribute and sell our products;
•the anticipated future gross margins of our operations;
•accounting standards and estimates;
•our ability to timely and effectively remediate any material weaknesses in our internal control over financial reporting; and
•expectations regarding the costs and benefits associated with our contracts and agreements with third parties, including under our third party supply and manufacturing agreements.
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
The Forward-Looking Statements contained herein are based upon certain material assumptions that were applied in drawing a conclusion or making a forecast or projection, including: (i) our ability to efficiently and effectively exit the Stayner Facility, receive the benefits of the Stayner Facility wind down and acquire raw materials on a timely and cost-effective basis from third-parties, including Cronos GrowCo; (ii) our ability, and the abilities of our joint ventures and our suppliers and distributors, to effectively deal with the restrictions, limitations and health issues presented by the COVID-19 pandemic and the ability to continue our production, distribution and sale of our products and customer demand for and use of our products; (iii) management’s perceptions of historical trends, current conditions and expected future developments; (iv) our ability to generate cash flow from operations; (v) general economic, financial market, regulatory and political conditions in which we operate; (vi) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (vii) consumer interest in our products; (viii) competition; (ix) anticipated and unanticipated costs; (x) government regulation of our activities and products including, but not limited to, the areas of taxation and environmental protection; (xi) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (xii) our ability to obtain qualified staff, equipment and services in a timely and cost-efficient manner; (xiii) our ability to conduct operations in a safe, efficient and effective manner; (xiv) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our recent acquisitions into our existing operations; (xv) our ability to realize the expected cost-savings, efficiencies and other benefits of our Realignment and employee turnover related thereto; (xvi) our ability to complete planned dispositions, and, if completed, obtain our anticipated sales price; (xvii) our ability to exercise the PharmaCann Option and realize the anticipated benefits of the transaction with PharmaCann; and (xviii) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.

By their nature, Forward-Looking Statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the Forward-Looking Statements in this Annual Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, that we may not be able to exit the Stayner Facility in a disciplined manner or achieve the anticipated benefits of the exit or be able to access raw materials on a timely and cost-effective basis from third-parties, including Cronos GrowCo; the risk that the COVID-19 pandemic may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; the risk that cost savings and any other synergies from the Altria Investment may not be fully realized or may take longer to realize than expected; the risk that we will not complete planned dispositions, or, if completed, obtain our anticipated sales price; the implementation and effectiveness of key personnel changes; the risks that our Realignment, the closure of the Stayner Facility and our further leveraging of our strategic partnerships will not result in the expected cost-savings, efficiencies and other benefits or will result in greater than anticipated turnover in personnel; future levels of revenues; consumer demand for cannabis and U.S. hemp products; our ability to manage disruptions in credit markets or changes to our credit ratings; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; the success or timing of completion of ongoing or anticipated capital or maintenance projects; business strategies, growth opportunities and expected investment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); the potential effects of judicial, regulatory or other proceedings, or threatened litigation or proceedings, on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the anticipated effects of actions of third parties such as competitors, activist investors or federal (including U.S. federal), state, provincial, territorial or local regulatory authorities or self-regulatory organizations; changes in regulatory requirements in relation to our business and products; legal or regulatory obstacles that could prevent us from being able to exercise the PharmaCann Option and thereby realizing the anticipated benefits of the transaction with PharmaCann; dilution of our fully-diluted ownership of PharmaCann and the loss of our rights as a result of that dilution; our remediation of material weaknesses in our internal control over financial reporting and the improvement of our control environment and our systems, processes and procedures; and the factors discussed under Part I, Item 1A “Risk Factors” in this Annual Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on Forward-Looking Statements.
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
Description of the Business
Overview
Cronos Group is an innovative global cannabinoid company committed to building disruptive intellectual property by advancing cannabis research, technology and product development and is seeking to build an iconic brand portfolio. Cronos Group’s diverse international brand portfolio includes Spinach®, PEACE NATURALS®, Lord Jones®, Happy Dance® and PEACE+™.
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
United States
On September 5, 2019, as a result of the acquisition (the “Redwood Acquisition”) of four Redwood Holding Group, LLC subsidiaries (collectively, “Redwood”), the Company established the United States segment. Redwood manufactures, markets and distributes U.S. hemp-derived cannabinoid supplements and cosmetic products through e-commerce, retail and hospitality partner channels in the United States under the brands Lord Jones®, Happy Dance® and PEACE+™.
Strategic Investment in PharmaCann, Inc.
On June 14, 2021, Cronos USA Holdings Inc., a wholly owned subsidiary of the Company, purchased an option (the “PharmaCann Option”), with an exercise price of $0.0001 per share, to acquire an approximately 10.5% ownership stake in PharmaCann, Inc. (“PharmaCann”) on a fully-diluted basis for total consideration of approximately $110.4 million. PharmaCann is a leading vertically integrated U.S. cannabis company that has a broad geographic footprint in the U.S. and has built an efficient, effective and scalable operating model. The PharmaCann Option exercise will be based upon various factors, including the status of U.S. federal cannabis legalization, as well as regulatory approvals, including in the states where PharmaCann operates that may be required upon exercise. Following the exercise of the PharmaCann Option, the Company and PharmaCann will enter into commercial agreements that would permit each party to offer its products through either party’s distribution channels.
On October 12, 2021, PharmaCann announced that it had entered into a definitive merger agreement with LivWell Holdings, Inc. (“LivWell”) pursuant to which PharmaCann will acquire LivWell (the “LivWell Transaction”). LivWell is a multi-state cannabis cultivation and retail leader based in Colorado. On February 28, 2022, PharmaCann closed the LivWell Transaction. Based upon the terms of the definitive merger agreement, the Company’s best estimate is that its ownership percentage in PharmaCann on a fully-diluted basis decreased to approximately 6.7%. Under the terms of the Company’s investment in PharmaCann, the Company’s rights to nominate an observer or a director to the PharmaCann board of directors could be lost if the Company’s ownership drops below 6% on a fully-diluted basis and it sells or transfer all or any portion of the option (subject to certain exceptions). As a result, further dilution could adversely affect the Company’s rights under the PharmaCann Option.

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
In Canada, Cronos Group operates through two wholly owned license holders under the Cannabis Act (Canada) (the “Cannabis Act”), Peace Naturals Project Inc. (“Peace Naturals”), which has production facilities near Stayner, Ontario (the “Peace Naturals Campus”) and Thanos Holdings Ltd., known as Cronos Fermentation (“Cronos Fermentation”), which has a production facility in Winnipeg, Manitoba. Cronos Group has established three strategic joint ventures in Canada, Israel and Colombia and holds approximately 10% of the issued capital of Cronos Australia Limited (“Cronos Australia”), which is listed on the Australian Securities Exchange under the trading symbol “CAU.” Cronos Group currently exports cannabis products to countries that permit the import of such products, such as Germany and Israel.
Peace Naturals
The production facilities at the Peace Naturals Campus are licensed by Health Canada under the Cannabis Act to engage in the cultivation, processing, distribution and sale of dried cannabis flower, cannabis resin, cannabis seeds, cannabis plants, cannabis extracts, cannabis topicals and cannabis edibles, among other prescribed activities.
Cronos Fermentation
The production facility at Cronos Fermentation is licensed by Health Canada under the Cannabis Act to engage in the processing and distribution and sale of cannabis seeds and cannabis plants, among other prescribed activities, which includes the production of cultured cannabinoids. The facility also holds a license for Analytical Testing under the Cannabis Regulations.
Israel
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
Joint Ventures/Strategic Investment
We have established three strategic joint ventures in Canada, Israel and Colombia and also hold approximately 10% of the issued capital of Cronos Australia, which we account for under the fair value method of accounting, as of December 31, 2021.

Our ownership interest in each of our joint ventures is summarized in the table below.

Joint Venture	Jurisdiction	Ownership Interest(i)
Cronos Israel(ii)	Israel	70%/90%
Cronos GrowCo(iii)	Canada	50%
NatuEra S.à.r.l. (“Natuera”) (iv)	Colombia	50%
(i)    We define ownership interest as the proportionate share of net income to which we are entitled; equity interest may differ from ownership interest shown above. We consolidate the financial results of Cronos Israel and account for our other joint ventures under the equity method of accounting. See Note 1 “Background, Basis of Presentation, and Summary of Significant Accounting Policies” and Note 3 “Investments” to our consolidated financial statements in Item 8 of this Annual Report.
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
In the U.S., we market and distribute solely U.S. hemp-derived cannabinoid supplements and cosmetic products through e-commerce, retail and hospitality channels under the brands Lord Jones®, Happy Dance® and PEACE+™.
In Canada, we sell a variety of cannabis and cannabis products, including dried cannabis, pre-rolls, edibles, concentrates and cannabis extracts (in the form of tinctures and vaporizers) through wholesale channels under our wellness platform, PEACE NATURALS®, and under our adult-use brand, Spinach®. In addition, PEACE NATURALS® dried cannabis and cannabis oils are currently exported for sale to Israel.

Brand Positioning	Mainstream adult-use	Wellness	Prestige adult consumer goods	Masstige adult consumer goods	Mass market adult consumer goods
Product Offering	Dried cannabis, pre-rolls, vaporizers, edibles, concentrates	Dried cannabis, cannabis tinctures, vaporizers	U.S. hemp-derived cannabinoid supplements, cosmetics	U.S. hemp-derived cannabinoid cosmetics	U.S. hemp-derived cannabinoid supplements
Geographic Availability	Canada	Australia, Canada, Germany and Israel	U.S.	U.S.	U.S.
Wellness Brand
We currently distribute products under PEACE NATURALS® for the Canadian and non-U.S. international medical cannabis markets. PEACE NATURALS® is a global wellness platform committed to producing high-quality cannabis and cannabis products. PEACE NATURALS® is focused on building and shaping the global cannabis wellness market and promoting a holistic approach to wellness.
Adult-Use Brand
Spinach® is the Company’s adult-use cannabis brand focused on friends, fun and legendary cannabis experience. The Spinach® brand portfolio includes cannabinoid products in a wide range of formats including dried flower, pre-rolls, vaporizers, edibles and concentrates.
The Spinach® brand’s sub-brand, SPINACH FEELZ™, prominently features rare cannabinoids in a range of product formats, designed to deliver unique and enhanced experiences made possible through proprietary blends of rare cannabinoids alongside common cannabinoids, like THC and CBD. Each product is formulated to help adult consumers, “Feelz. The Way You Want.”
COVE® was a premium positioned adult-use brand focused on creating crafted experiences. The Company no longer produces or distributes products under the COVE® brand.

Adult Consumer Product Brands
The Company operates Lord Jones®, a preeminent U.S. hemp-derived cannabinoid brand in the U.S., for the adult consumer goods market. Lord Jones® is a prestige beauty and lifestyle brand focusing on high-quality U.S. hemp-derived cannabinoid personal care products.
The Company also operates Happy Dance®, a U.S. hemp-derived cannabinoid skincare and personal care brand, in partnership with Kristen Bell. Happy Dance® products are made with CBD from premium full-spectrum hemp extract and provide consumers with high quality skincare at an accessible price point.
The Company also operates PEACE+™, a U.S. hemp-derived cannabinoid offering that is positioned in the mainstream market. PEACE+™ is about more than making a better, high-quality U.S. hemp-derived cannabinoid product; it stems from the belief that well-being can lead to a better world, full of positivity and possibility.
Cronos Group Marketing Code
In 2021, Cronos Group released its Marketing Code, which was designed to responsibly move the emerging cannabis industry forward. Cronos Group believes that those below the legal age of consumption should not be targeted in an adult-use cannabis market. Cronos Group recognizes there is a clear need for standards.
The principles in the Cronos Group Marketing Code apply to all marketing activities of all Cronos Group brands globally and are communicated to all business partners in any work they do on the Company’s behalf. The Marketing Code represents Cronos Group’s commitment to responsible marketing standards. The code standards are:
•Our advertising will be targeted to adults.
•We will highlight responsible cannabis consumption and any people depicted in any imagery will be adults.
•Our brand websites and social media will be designed for adults.
•Our marketing events will be targeted to adults and will promote responsible cannabis consumption.
•We will provide our customers with facts and substantiate our claims.
Global Sales and Distribution - Principal Markets
Cronos Group has developed a diversified global sales and distribution network. We have built a distribution footprint in Canada through the adult-use market, as well as a distribution footprint for U.S. hemp-derived cannabinoid consumer products in the U.S. through e-commerce, retail and hospitality channels. We have also built a distribution channel for the Israeli medical market. We have exited the direct-to-client medical cannabis market in Canada in the fourth quarter of 2021. Beginning in the first quarter of 2022, our PEACE NATURALS® medical cannabis products will be sold in Canada through the Medical Cannabis by Shoppers Drug Mart platform.
United States Market and Distribution
Through Redwood, the Company manufactures, markets and distributes U.S. hemp-derived cannabinoid supplements and cosmetic products through e-commerce, retail and hospitality partner channels in the U.S. under the Lord Jones®, Happy Dance® and PEACE+™ brands. Redwood’s products use high-quality cannabinoids from U.S. hemp extract that retains naturally occurring phytocannabinoids and terpenes found in the plant. We plan to use our resources to capitalize on market demand and to further create and scale U.S. hemp-derived cannabinoid consumer products and brands. We do not engage in any commercial activities related to the cultivation, distribution or possession of U.S. Schedule I cannabis in the U.S.
Rest of World
Canadian Market and Distribution
•Medical Market. The Company exited the direct-to-client medical cannabis market in Canada in the fourth quarter of 2021. Beginning in the first quarter of 2022, our PEACE NATURALS® medical cannabis products will be sold in Canada through the Medical Cannabis by Shoppers Drug Mart platform.
•Adult-Use. We currently sell dried flower, pre-rolls, edibles, concentrates and cannabis extracts through our adult-use brand, Spinach®, to cannabis control authorities in all provinces of Canada except Saskatchewan, where we sell to private-sector retailers, subject to the relevant province’s product or other restrictions and requirements. As the Company’s supply chain grows, the Company continues to expand its portfolio of cannabis products for the existing markets in Canada.
Markets and Distribution Outside of Canada
•Israel. Cronos Israel holds the IMC-GAP, IMC-GMP and IMC-GDP certifications required for the cultivation, production and marketing of dried flower, pre-rolls and oils in Israel. Cronos Israel distributes PEACE NATURALS® branded cannabis products to the Israeli medical cannabis market through pharmacies. See “- Licenses and Regulatory Framework in Israel.”
•Europe. We have distributed PEACE NATURALS® branded cannabis products in Germany through an exclusive distribution relationship with G. Pohl-Boskamp GmbH & Co. KG (“Pohl-Boskamp”), an international pharmaceutical manufacturer and distributor with a distribution network of pharmacies.

•Australia and Asia-Pacific. Cronos Australia holds an import license from the Australian Office of Drug Control to import PEACE NATURALS® branded cannabis products for sale in the Australian medical market under the terms of the relevant permits, which Cronos Australia applies for on a case-by-case basis. Following the merger by which Cronos Australia acquired 100% of the issued shares of CDA Health Pty Ltd, an Australian medicinal cannabis company. Cronos Australia holds a license for the PEACE NATURALS® brand and distributes cannabis products purchased from third parties under the PEACE NATURALS® brand. Cronos Australia did not import PEACE NATURALS® branded cannabis products from the Company during 2021.
We continue to seek new international distribution channels in jurisdictions that have legalized the production, distribution and possession of cannabis and cannabis products at all relevant levels of government.
Global Supply Chain
Cronos Group is focused on establishing an efficient global supply chain by seeking to develop industry-leading methodologies and best practices at Cronos Fermentation and the Peace Naturals Campus and leveraging this expertise to create beneficial production partnerships. We plan to continue to develop a global supply chain, which will employ a combination of wholly owned production facilities, third party suppliers and global production partnerships, all of which will support the manufacturing of cannabinoid-based consumer goods.
United States
In the ordinary course of our business, we enter into contract manufacturing agreements with suppliers of our cosmetic products. We supply these third party manufacturers with U.S. hemp-derived cannabinoids or infused bulk product, fragrances and/or packaging that we source from other third party suppliers. The contract manufacturers supply any other necessary ingredients to manufacture products using our formulas and fill and package our finished products. Our contract manufacturing and supply agreements generally do not require us to purchase minimum quantities of materials or products.
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
Rest of World
Canadian Supply Chain
•Production Facilities at Cronos Fermentation and Peace Naturals. Cronos Fermentation and the Peace Naturals Campus are licensed for cannabis production and the manufacturing of certain cannabis products. Cronos Fermentation engages in R&D to produce high-quality cultured cannabinoids at commercial scale. In addition to manufacturing cultured cannabinoids, scientists at the facility create cannabinoid product formulations, and engage in product development. The Peace Naturals Campus is engaged in cultivation, processing, finishing, packaging and shipping activities, as well as R&D activities, including cannabinoid product formulation, product development, tissue culture and micro propagation. The production processes at the Peace Naturals Campus are GMP-certified under relevant European Economic Area GMP directives by the national competent authority of Germany.
•Cronos GrowCo. The Cronos GrowCo production facility is licensed for cannabis production and the manufacturing of certain cannabis products. Under its current licenses, Cronos GrowCo is permitted to sell certain cannabis products to other license holders in the wholesale channel. In October 2021, Cronos GrowCo applied for an amendment to its processing license, which, if granted by Health Canada, would permit Cronos GrowCo to sell certain cannabis products to provincial cannabis control authorities.
•Third Party Supply and Manufacturing Agreements. In the ordinary course of our business, we enter into spot market purchase agreements and supply agreements with suppliers of dried cannabis and other cannabis products. Our supply agreements, for the most part, do not obligate us to purchase minimum quantities of products and generally contain provisions permitting cancellation of orders or termination on notice. We also enter into contract manufacturing agreements with other license holders for certain manufacturing and processing services related to our products.
Supply Chain Outside of Canada
•Cronos Israel. Cronos Israel holds the IMC-GAP, IMC-GMP and IMC-GDP certifications required for the cultivation, production and marketing of dried flower, pre-rolls and oils in Israel. Cronos Israel distributes PEACE NATURALS® branded cannabis products to the Israeli medical cannabis market. See “- Licenses and Regulatory Framework in Israel.”
•Natuera. In 2021, Natuera began commercial exports of U.S. hemp-derived CBD bulk ingredients to the U.S., applied for Novel Foods Authorization in the U.K., and completed test exports to Germany, France and the Czech Republic. Also in 2021, Natuera obtained commercial quotas to produce psychoactive cannabis in derivatives for export, and began commercial cultivation of THC cultivars, completing the first export of high THC extract from Colombia to the U.S. for R&D purposes.

Major Customers
Major customers are customers for which sales equaled or exceeded 10% of our consolidated net revenues for the year. We had three major customers, Ontario Cannabis Retail Corporation, Société Québécoise du Cannabis (the “SQDC”), and Alberta Gaming, Liquor and Cannabis Commission, which accounted for approximately 26%, 15% and 15%, respectively, of our consolidated net revenues, after excises taxes, for the year ended December 31, 2021. We mitigate credit risk through verification of the customers’ liquidity prior to the authorization of material transactions.
Government Contracts
In Canada, we sell cannabis and cannabis products to cannabis control authorities in all provinces of Canada except for Saskatchewan, where we sell to private-sector retailers, where each such cannabis control authority is the sole wholesale distributor and in certain provinces, the sole retailer, of cannabis and cannabis products. We sell these products to the various cannabis control authorities under supply agreements that are subject to terms that allow for renegotiation of sale prices and termination at the election of the applicable cannabis control authority. In particular, the cannabis control authorities have in the past and may in the future choose to stop purchasing our products, may change the prices at which they purchase our products, may return our products to us and, in certain circumstances, may cancel purchase orders at any time including after products have been shipped. For the year ended December 31, 2021, we had approximately $49.7 million in sales to cannabis control authorities.
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
Ginkgo
The collaboration and license agreement between Ginkgo and the Company (the “Ginkgo Collaboration Agreement”) could enable us to produce certain cultured cannabinoids at commercial scale at a fraction of the cost compared to traditional cultivation practices. The Ginkgo Collaboration Agreement was amended in June 2021 to enable accelerated commercialization of such cultured cannabinoids, ultimately resulting in the Company’s launching of its first cultured cannabinoid product containing cannabigerol (“CBG”) in the second half of 2021. These cultured cannabinoid molecules are identical to those produced by plants grown using traditional cultivation but are created by leveraging the power of biological manufacturing via fermentation. In addition to tetrahydrocannabinol (“THC”) and CBD, these cultured cannabinoids include rare cannabinoids that are difficult to produce at high purity and scale through traditional cultivation.
Cronos Group expects to be able to produce large volumes of these cultured cannabinoids from custom yeast strains, as they are successfully created through the Ginkgo Strategic Partnership, by leveraging existing fermentation infrastructure at Cronos Fermentation in Winnipeg, Manitoba without incurring significant capital expenditures to build new cultivation and extraction facilities.
The Ginkgo Strategic Partnership contemplates the performance of licensed R&D activities in the U.S. in order to produce cultured cannabinoids, and such activities are to be conducted in compliance with all applicable laws regarding controlled substances. We intend to produce and distribute the target cannabinoids globally, where permitted by applicable law, and have received confirmation from Health Canada that this method of production is permitted under the Cannabis Act.
Ginkgo has filed certain patent applications pertaining to biosynthesis of cannabinoids to protect the intellectual property developed as part of the research progressing under the Ginkgo Strategic Partnership. Under the partnership, Cronos Group is the exclusive licensee of the intellectual property covered by the patent applications for the target cannabinoids.
Cronos Fermentation
Cronos Fermentation is a GMP-standard fermentation and manufacturing facility in Winnipeg, Manitoba. The state-of-the-art facility includes fully equipped laboratories covering microbiology, organic and analytical chemistry, quality control and method development as well as two large-scale microbial fermentation production areas, three downstream processing plants, and bulk product and packaging capabilities. The facility has and will continue to provide the fermentation and manufacturing capabilities we need in order to capitalize on the progress underway with Ginkgo, by enabling us to produce the target cannabinoids contemplated under the Ginkgo Collaboration Agreement at commercial scale with high quality and high purity.

Commercial production at the facility commenced in June 2021 for CBG following the receipt of the appropriate licenses from Health Canada for the production of cultured cannabinoids under the Cannabis Act and the licenses granted to Cronos Group for the accelerated commercialization of cultured cannabinoids pursuant to the amendments made to the Ginkgo Strategic Partnership.
The Company is prioritizing rare cannabinoids, such as CBG, over common cannabinoids, such as THC and CBD, and will be sequencing commercial production and subsequent product launches based upon this approach. The Company achieved its first two equity milestones in 2021. The achievement of equity milestones for the remaining six target cannabinoids will occur sequentially based on the Company’s future commercialization plans, which will depend on consumer insights, consumer preferences and competitive opportunities.
Technion Skin Health Research Partnership
We entered into a sponsored research agreement (the “Technion Research Agreement”) with the Technion Research and Development Foundation of the Technion - Israel Institute of Technology (“Technion”) to explore the use of cannabinoids and their role in regulating skin health and skin disorders. Preclinical studies focused on three skin conditions: acne, psoriasis and skin repair. These studies were conducted by Technion over a three-year period and concluded during the fourth quarter of 2021. Our sponsored research at Technion in Israel was governed by the university’s Code for Responsible Conduct of Research and complies with Institutional Animal Care and Use Committee (IACUC) Guidelines when applicable.
Research was led by Technion faculty members Dr. David “Dedi” Meiri and Dr. Yaron Fuchs, two of the world’s leading researchers in cannabis and skin stem cell research, respectively. Dr. Meiri heads the Laboratory of Cannabis and Cancer Research with vast experience in cannabis and endocannabinoid research. Dr. Fuchs heads the Laboratory of Stem Cell Biology and Regenerative Medicine with years of experience in the biology of the skin and its pathologies. Development and implementation of the research is being conducted at Technion’s Laboratory of Cancer Biology and Cannabis Research and the Lorry I. Lokey Interdisciplinary Center of Life Sciences and Engineering in Haifa, Israel.
Technion has filed certain patent applications pertaining to use of certain cannabinoids for the treatment of these conditions to protect the intellectual property developed as part of the research progressing under the Technion Research Agreement. Under the partnership, Cronos Group will use commercially reasonable efforts to obtain market authorizations for the commercialization of intellectual property covered by the patent applications.
Competitive Conditions
Competitive Conditions in the United States
We face competition in all aspects of our business in the U.S. hemp market. In addition to numerous small companies and brands, we compete with larger, national companies that may have larger distribution capabilities with more developed and efficient supply chain operations. The principal factors on which we compete with other U.S. hemp brands are product quality, innovation, intellectual property, brand recognition and price. We believe the Company’s strong capitalization resulting from the Altria Investment, along with the Lord Jones®, Happy Dance® and PEACE+™ brand recognition and differentiation in the U.S. hemp retail channel, will enable us to provide better quality consumer products, grow our U.S. hemp business and strengthen our market position in the U.S. However, rapidly evolving and developing federal and state regulatory frameworks affect all areas of our business and could result in our inability to compete successfully against our current and future competitors. See “U.S. Hemp Regulatory Framework” for further information on regulatory framework on U.S. hemp.
Competitive Conditions in Rest of World
Competitive Conditions in Canada
We face competition in all aspects of our business in the Canadian adult-use and medical markets. As the demand for cannabis increases as a result of the legalization of adult-use cannabis in Canada under the Cannabis Act, we believe that new competitors will continue to enter the market.
The principal factors on which we compete with other Canadian license holders are product quality, innovation, intellectual property, brand recognition and price. We believe the Company’s strong capitalization resulting from the Altria Investment, along with the Spinach® brand recognition and differentiation in the Canadian adult-use market, will enable us to provide better quality consumer products, grow our Canadian business and strengthen our market position in Canada. However, a rapidly evolving and stringent federal regulatory framework affects all areas of our business. See “—Regulatory Framework in Canada” for further information on the regulatory framework applicable to our Canadian business.
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

Competitive Conditions in Europe and Israel
We face competition when entering new markets in Europe and in Israel. The principal factors on which we compete are product quality, innovation, intellectual property, brand recognition, price and physician familiarity. We believe we are positioned to enter certain markets in Europe and Israel in a meaningful way while continuing to operate and penetrate the markets we currently serve, such as in Israel and Germany, due to our strong capitalization resulting from the Altria Investment, extensive experience and expertise in the highly regulated cannabis industry in Canada, which can be leveraged when entering new markets or growing existing operations, and strong partnerships with local pharmaceutical distributors. We believe these factors will enable us to develop greater market penetration, provide a greater variety of quality consumer products and enter into new markets and strengthen our existing market position in Europe and Israel. However, a patchwork of regulatory frameworks and federal regulations in these various regions also affects our ability to compete in emerging markets as evolving regulations and federal frameworks have the potential to affect all areas of our business.
Altria Strategic Investment
Altria Investment and Investor Rights Agreement
As of December 31, 2021, Altria beneficially owned 156,573,537 of our common shares, had the right to acquire up to an additional 83,322,820 common shares on or prior to March 8, 2023 under the Altria Warrant, which has not been exercised, and had the right to acquire additional common shares under its pre-emptive and top-up rights as discussed under “Pre-Emptive Rights and Top-Up Rights” below.
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
•subject to certain exceptions, enter into any contract or other agreement, arrangement, or understanding with respect to, or consummate, any transaction or series of related transactions between us or any of our subsidiaries, on the one hand, and any related parties, on the other hand, involving consideration or any other transfer of value required to be disclosed pursuant to Item 404 of Regulation S-K promulgated pursuant to the United States Securities Act of 1933, as amended (the “Securities Act”); or

•engage in the production, cultivation, advertisement, marketing, promotion, sale or distribution of cannabis or any Related Products and Services (as defined in the Investor Rights Agreement) in any jurisdiction, including the U.S., where such activity is prohibited by applicable law as of the date of the Investor Rights Agreement (subject to certain limitations).
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
The price per common share to be paid by Altria pursuant to the exercise of its top-up rights will be, subject to certain limited exceptions, the volume-weighted average price of our common shares on the TSX for the 10 full trading days preceding such exercise by Altria; provided that the price per common share to be paid by Altria pursuant to the exercise of its top-up rights in connection with the issuance of common shares pursuant to the exercise of options or warrants that were outstanding on the date of closing of the Altria Investment will be C$16.25 per common share without any set off, counterclaim, deduction or withholding.

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
Protection of Intangible Assets
The ownership and protection of our intellectual property rights is a significant aspect of our future success. Currently, we rely on trademarks, patents, copyrights, trade secrets, technical know-how and proprietary information. We seek to protect our intellectual property by strategically seeking and obtaining registered protection where appropriate, developing and implementing standard operating procedures to protect inventions, germplasm, trade secrets, technical know-how and proprietary information and entering into agreements with parties that have access to our inventions, germplasm, trade secrets, technical know-how and proprietary information, such as our partners, collaborators, employees and consultants, to protect confidentiality and ownership. We also seek to preserve the integrity and confidentiality of our inventions, germplasm, trade secrets, trademarks, technical know-how and proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems.
In addition, we have sought trademark protection in many jurisdictions, including Canada, Australia, the U.S., China, Israel and Europe. Our ability to obtain registered trademark protection for cannabis-related goods and services, in particular for cannabis itself, may be limited in certain countries outside of Canada. For example, in the U.S., registered federal trademark protection is only available for goods and services that can be lawfully used in interstate commerce; the PTO is not currently approving any trademark applications for U.S. Schedule I cannabis, or certain goods containing U.S. hemp-derived CBD (such as dietary supplements and food) until the FDA provides clearer guidance on the regulation of such products. In Europe, trademarks cannot be obtained for products that are “contrary to public policy or accepted principles of morality.” Accordingly, our ability to obtain intellectual property rights and enforce intellectual property rights against third party uses of similar trademarks may be limited in certain jurisdictions.
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
As of February 28, 2022, we had 626 full-time employees and 2 full-time contractors. Of our full-time employees, 419 were in Canada, 104 were in the U.S., and 103 were in Israel. None of our employees are represented by a labor union or covered by a collective bargaining agreement.
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

Safety, Health and Well-being. The safety, health and well-being of our employees are paramount to the Company. We provide our employees and their families with access to a variety of health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status. In response to COVID-19, we implemented extensive safety measures throughout the Company to protect our employees from COVID-19, including complying with social distancing and other health and safety standards as required by federal, provincial, state, local and municipal government agencies, taking into consideration guidelines of applicable public health authorities. These measures include increased frequency of cleaning and sanitizing throughout the workplace, providing hand sanitizer and/or hand washing stations located throughout the workplace, mandatory mask wearing in all office and production areas, social distancing protocols at our production facilities, and travel restrictions.
Employee Engagement, Development and Training. We are committed to developing our talent and building an agile and resilient organization with a workforce with the skillset to effectively adapt to changing business needs in order to best position the Company for success. We seek to foster a culture of employee learning, innovation and a drive to succeed through a talent development strategy that adapts to changing business needs. Management is an active enabler of our people strategy as we seek to recruit, retain and engage top talent that will maximize our business performance. Employees are enabled to succeed through the Company’s core competencies, our performance management program and pay for performance philosophy, and using their voice in our employee engagement survey.
Diversity, Equity and Inclusion and Ethical Business Practices. We believe that a diverse, equitable and inclusive work environment mitigates the risk of group-think, ensures that the Company has the opportunity to benefit from all available talent and enhances, among other things, our organizational strength, problem-solving ability and opportunity for innovation. We continue to focus on understanding our diversity and inclusion strengths and opportunities and executing on a strategy to support further progress. We are committed to hiring, developing, and promoting employees with diverse backgrounds. We are actively reviewing diversity across our Company to drive greater progress. We welcome, embrace, and celebrate all our employees. We seek to ensure this inclusivity is achieved through our regular anti-bias training and support for our employees. We maintain a whistleblower policy and anonymous hotline for the confidential reporting of any suspected policy violations, and provide training and education to our global workforce with respect to our Code of Business Conduct and Ethics and related policies.
Employee Retention and Challenges. Like many organizations, we have faced challenges arising from COVID-19 related government-mandated stay-at-home orders and adjusting to remote work. Additionally, our employees have been challenged by our two restatements, and six material weaknesses in the last three years. These challenges, as well as record levels of resignations in the labor market generally, impacted our employee morale and retention and led to very high turnover, including in our accounting and financial reporting areas, which placed increased demands on the remaining employees.
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

States may adopt regulatory schemes that impose more stringent levels of regulation and costs on the production of U.S. hemp. Moreover, the 2018 Farm Bill provides that its provisions do not pre-empt or limit state laws that regulate the production of U.S. hemp. Accordingly, some states may choose to restrict or prohibit some or all U.S. hemp production or sales within the state. Variances in states’ laws and regulations on U.S. hemp are likely to persist.
Further, each state has discretion to develop and implement its own laws and regulations governing the manufacturing, composition, marketing, labeling and sale of U.S. hemp products, which has created a patchwork of different regulatory schemes applicable to such products.
Under the 2018 Farm Bill, the FDA has retained authority over the Federal Food, Drug, and Cosmetic Act-regulated products (e.g., drugs, food, dietary supplements and cosmetics) containing U.S. hemp and U.S. hemp-derived ingredients, including CBD and other cannabinoids. Moreover, states have retained regulatory authority through their own analogues to the Federal Food, Drug, and Cosmetic Act (the “FFDCA”), and the states may diverge from the federal treatment of the use of U.S. hemp as, or in, food, dietary supplements or cosmetic products.
The FDA has consistently taken the position that CBD, whether derived from U.S. hemp or U.S. Schedule I cannabis, is prohibited from use as an ingredient in food and dietary supplements. This stems from its interpretation of the exclusionary clauses in the FFDCA because CBD has been approved as a prescription drug and is the subject of substantial clinical investigations as a drug, which have been made public. The exclusionary clauses under the FFDCA provide that a substance that has been approved or has been subject to substantial clinical investigations as a drug may not be used in a food or dietary supplement, unless the substance was first marketed in a food or dietary supplement prior to the initiation of substantial clinical investigations of the substance as a drug. The exclusionary clause does not apply to cosmetics. Cosmetics containing CBD could be viewed as drug products by the FDA if disease claims are made, or if the FDA determines the use of CBD in the product has a structure or function effect on the body (i.e., a drug effect).
To date, the FDA has not issued regulations that elaborate on the exclusionary clauses and the FDA has not taken any enforcement action in the courts asserting a violation of the exclusionary clauses. To date, the FDA has issued a number of warning letters to companies unlawfully marketing CBD products. In many of these cases, the manufacturers made unsubstantiated claims about the product being able to treat medical conditions (e.g., cancer, Alzheimer’s disease, opioid withdrawal, anxiety and COVID-19) and had not obtained drug approvals. Others were issued to companies marketing CBD products as dietary supplements despite those products which contain CBD not meeting the definition of a dietary supplement, adding CBD to human and animal foods and marketing CBD products for infants and children and other vulnerable populations. Some of these letters were co-signed with the FTC and cited the companies for making claims about the efficacy of CBD and other ingredients which were not substantiated by competent and reliable scientific evidence. In December 2020, the FTC announced it had entered into settlement agreements with six companies marketing CBD products including oils, gummies, creams, and others with deceptive health claims about serious health conditions. The settlements included monetary penalties ranging from $20,000 to $85,000. The FTC announced another such enforcement action and settlement in May 2021, ordering consumer redress of over $30,000. The FDA has also issued warning letters to dietary supplement manufacturers objecting to CBD supplements on the basis that CBD was not a permissible dietary supplement ingredient.
The FDA periodically updates its “Consumer Update” on CBD. The latest update noted that, as at the time of the Consumer Update, the FDA has approved only one CBD product, a prescription drug product to treat three rare, severe forms of epilepsy. The update also stated that it is illegal to market CBD by adding it to a food or labeling it as a dietary supplement, that the FDA has seen only limited data about CBD safety and these data point to real risks that need to be considered before taking CBD for any reason and that some CBD products are being marketed with unproven medical claims and are of unknown quality. Lastly, the FDA stated that it continues to evaluate the regulatory frameworks that apply to certain cannabis-derived products that are intended for non-drug uses, including whether and/or how they might consider updating their regulations, as well as whether potential legislation might be appropriate.

The FDA has stated that it recognizes the potential opportunities and significant interest in drug and other consumer products containing CBD, is committed to evaluating the agency’s regulatory policies related to CBD and has established a dedicated internal working group to explore potential pathways for various types of CBD products to be lawfully marketed. The FDA held a public hearing in May 2019 to obtain scientific data and information about the safety, manufacturing, product quality, marketing, labeling and sale of products containing cannabis or cannabis-derived compounds. The rules and regulations and enforcement in this area continue to evolve and develop. In July 2020, the FDA sent to the White House Office of Management and Budget (the “OMB”) for review a draft guidance, “Cannabidiol Enforcement Policy,” the details of which were not made public. This guidance remained under review at the OMB until January 2021, when it was withdrawn by the FDA as a part of the regulatory moratorium Executive Order issued by President Biden. The timeline for further CBD policy development remains uncertain while the administration and the FDA face competing regulatory priorities. In December 2020, the FDA announced a framework for leveraging real world evidence to better understand CBD safety and a number of research projects the agency plans to develop to address gaps in current CBD research. At the same time, the FDA reiterated that CBD remains subject to the same safety standard as any other ingredient based on its intended use, and that there remain a number of safety issues that need to be addressed in order to support the safety of CBD as a food or dietary supplement ingredient. Accordingly, the Company could be required to submit a New Dietary Ingredient Notification (“NDIN”) to the FDA with respect to U.S. hemp-derived ingredients, including CBD and other cannabinoids, used in dietary supplement products. Such an NDIN submitted by one of our competitors was objected to by the FDA in August 2021. The FDA has also announced an expansion of its market sampling and analytical testing of CBD products, as well as issued a new series of Warning Letters against companies marketing CBD products with serious disease claims, including products that the agency viewed as posing serious health risks based on their route of administration, including nasal, ophthalmic and inhalable products.
Furthermore, with respect to Company’s development of CBG and other cannabinoids and additional cannabinoid product lines, the FDA has provided no guidance as to how cannabinoids other than CBD (such as CBG) are to be regulated under the FFDCA, and it is unclear at this time how such potential regulation could affect the results of the operations or prospects of the Company or this product line.
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

Health Canada allows license holders to export cannabis and cannabis products with appropriate export permits. Export permits issued by Health Canada are specific to each shipment and may only be obtained for medical or scientific purposes. To apply for a permit to export cannabis, a license holder must submit significant information to Health Canada including information about the substance to be exported (including description, intended use, quantity) and the importer. As part of the application, applicants are also generally required to provide a copy of the import permit issued by a competent authority in the jurisdiction of final destination and to make a declaration to Health Canada that the shipment does not contravene the laws of the jurisdiction of the final destination or any country of transit or transshipment.
The Cannabis Act requires the federal government to conduct a review of the Cannabis Act after three years, which commenced in October 2021. The scope of this statutory review includes, among other things, consideration of (i) the administration and operation of the Cannabis Act, (ii) the impact of the Cannabis Act on public health, (iii) the health and consumption habits of young persons, (iv) the impact of cannabis on indigenous persons and communities and (v) the impact of the cultivation of cannabis plants in a dwelling-house. The report resulting from the statutory review may recommend and/or lead to the amendment, removal or addition of provisions in or to the Cannabis Act which could adversely affect our business.
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
In June 2021, Health Canada opened a consultation into the use of flavors in inhaled cannabis extracts as it claims that the availability of flavors is one of the factors that contributes to the increase in cannabis vaping in youth and young adults. As part of this consultation, Health Canada released proposed regulations that contemplate prohibiting the production, sale, promotion, packaging and labelling of inhaled cannabis extracts from having a flavor, other than the flavor of cannabis. The proposed amendments would apply equally to inhaled cannabis extracts sold for medical and non-medical purposes. The consultation period closed in September 2021 and the new regulations are expected to come into force in 2022.
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
The governments of each Canadian province and territory have implemented their regulatory regimes for the distribution and sale of cannabis for adult-use purposes which continue to evolve over time. Most provinces and territories have announced a minimum age for possession and consumption of 19 years old, except for Québec and Alberta, where the minimum age is 21 and 18, respectively. In addition, provinces and territories may impose additional licensing requirements and restrictions on sales, distribution and promotion which are more stringent than those at the federal level. For example, the SQDC, the exclusive distributor of cannabis in the province and the sole retail and online vendor in Québec, does not permit cannabis vaporizers or other high THC non-edible cannabis products to be sold through its channels. The SQDC has also placed significant restrictions on the types of edibles that may be sold through its channels, prohibiting edibles that are sweet, confectionary, dessert, chocolate or any other product attractive to persons under 21 years of age. Similarly, the Prince Edward Island Cannabis Management Corporation and the province of Newfoundland and Labrador also do not allow cannabis vaporizers to be sold through their channels.
Licenses and Regulatory Framework in Israel
In Israel, cannabis is subject to the Israeli Dangerous Drugs Ordinance [New Version], 5733 - 1973, and its sale and use are prohibited unless applicable licenses have been obtained. Licenses to cultivate, produce, possess and use cannabis for medical or research purposes in Israel are granted by the Israel Medical Cannabis Agency within the Israeli Ministry of Health (the “Yakar” and the “Israeli MOH”, respectively). Patients also must obtain licenses either directly from physicians who have been authorized to grant patient licenses or from the Yakar following a request from the patient’s physician in order to purchase and consume medical cannabis.

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
In December 2021, the Director General of the Israeli MOH announced the appointment of a committee intended to examine the possibility of excluding CBD from being considered a “dangerous drug” under the Israeli Dangerous Drugs Ordinance. The committee is expected to submit its recommendations to the Director General of the Israeli MOH in early 2022. As of the end of January 2022, no information regarding the committee’s recommendation have been made public.
Cronos Israel Licenses
Cronos Israel maintains the following certificates and corresponding permits: (1) full Good Agricultural Practices (“GAP”) certification, including a permit to cultivate at the full capacity of the greenhouse; and (2) GMP and Good Distribution Practices (“GDP”) certificates and permits to produce and distribute dried flower, cannabis oils and pre-rolls.
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
•Facebook (https://www.facebook.com/The-Cronos-Group-419168411987225);
•Twitter (https://twitter.com/cronosgroup); and
•LinkedIn (https://www.linkedin.com/company/cronosgroupcron/).
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
•We may not be able to achieve or maintain profitability and may continue to incur losses in the future.
•Our products are new; there is limited long-term data with respect to the effects and the safety of our products, which is subject to conflicting medical data; and our products have been and may be in the future subject to recalls.
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
•Our business has been and will likely continue to be adversely affected by the COVID-19 pandemic.
•Our businesses face highly competitive conditions.
•Altria has significant influence over us and may acquire over 50% of our common shares.
•The price of our common shares has been and may continue to be highly volatile.
•We have had two restatements and six material weaknesses in our internal control over financial reporting over the last three years, and two material weaknesses remain unremediated at December 31, 2021.
•We are subject to other risks generally applicable to our industry and the conduct of our businesses.
Risks Relating to Our Growth Strategy.
We and certain of our subsidiaries have limited operating history and therefore we are subject to many of the risks common to early-stage enterprises.
We began carrying on business in 2013; Peace Naturals began operations in 2012 and generated its first revenues in 2013; Redwood began operations in 2017. In addition, many of our joint ventures are in the early stages of their operations and have generated little or no revenue. We are therefore subject to many of the risks common to early-stage enterprises, including limitations with respect to personnel, financial, and other resources and lack of revenues. Effective as of December 31, 2021, we dissolved MedMen Canada Inc., our joint venture established in March 2018 with MedMen Enterprises, Inc. with the objective of the retail sale and marketing of cannabis products in Canada, due to its prolonged inactivity and a lack of business operations.
We may not be able to achieve or maintain profitability and may continue to incur losses in the future.
We have incurred significant losses in recent periods. We had negative operating cash flow for the fiscal years ending December 31, 2021, December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014. We may not be able to achieve or maintain profitability and may continue to incur significant losses in the future even in light of our Realignment and our planned exit from the Stayner Facility. In addition, we expect to continue to incur significant operating expenses as we implement initiatives to continue to grow our business. If our revenues do not increase to offset these expected costs and operating expenses, we will not be profitable. If our revenue declines or fails to grow at a rate faster than our operating expenses, and we are unable to secure funding under terms that are favorable or acceptable to us, or at all, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We may not achieve profitability in the future and, even if we do become profitable, we might not be able to sustain that profitability.

We may not be able to successfully manage our growth.
We are currently in an early development stage and may be subject to growth-related risks, including capacity constraints and pressure on our internal systems and controls, which may place significant strain on our operational and managerial resources. While our revenue has grown in recent years, our ability to manage and sustain revenue growth will depend on a number of factors, many of which are beyond our control, including, but not limited to, changes in laws and regulations respecting the production of U.S. hemp and cannabis products, competition from other license holders, the size of the illegal market and the adult-use market in Canada, and our ability to produce sufficient volumes of our products to meet customer demand. In addition, we are subject to a variety of business risks generally associated with developing companies. Our ability to manage growth effectively will require us to continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. There can be no assurances that we will be able to manage growth successfully. Any inability to manage growth successfully could have a material adverse effect on our business, financial condition and results of operations.
Our acquisition strategy may not be successful and we have in the past, and may in the future, need to write down the goodwill and indefinite-lived intangible assets recognized upon the acquisitions.
In the second quarter of 2021, we wrote off all of the goodwill and substantially all of the indefinite-lived intangible assets recognized upon the Redwood Acquisition. Acquisitions of companies, or equity interests of companies operating in new markets, such as the U.S. hemp market in the U.S., are risky and speculative and may not produce the anticipated revenues and profits.
Our acquisition of the PharmaCann Option (the “PharmaCann Investment”) presents significant risks. See “Risk Factors – Risks Relating to Our Growth Strategy – Our U.S. strategy in part depends on the success of the PharmaCann Investment and there is no guarantee that we will exercise the PharmaCann Option in the near term, or at all, and, even if exercised, that the PharmaCann Investment will achieve the expected benefits of the transaction.”
We have had two restatements and six material weaknesses in our internal control over financial reporting over the last three years, and two material weaknesses remain unremediated at December 31, 2021. We have a material weakness in our control environment, and in 2021, we experienced significant turnover, both voluntary and involuntary, in our accounting and financial reporting functions. If we are unable to remediate our existing material weaknesses and create an appropriate control environment, our business, results of operations, financial condition, cash flows and reputation will be adversely affected.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and for evaluating and reporting on the effectiveness of our system of internal control. Effective internal control is necessary for us to provide timely, reliable and accurate financial reports, identify and proactively correct any deficiencies, material weaknesses or fraud and meet our reporting obligations. We had two restatements and six material weaknesses in the last three years, have two material weaknesses existing as of December 31, 2021 and have had significant turnover, both voluntary and involuntary, in our accounting and financial reporting functions. Moreover, we have a material weakness in our control environment. Remediation efforts have placed, and will continue to place, a significant burden on management and add increased pressure on our financial reporting resources and processes. The accuracy of our financial reporting and our ability to timely file with the SEC and the applicable securities regulatory authorities in Canada has in the past been, and may in the future be, adversely impacted if we are unable to successfully remediate these material weaknesses in a timely manner, or if any additional material weaknesses in our internal control over financial reporting are identified. In addition, if our remedial efforts are insufficient, or if additional material weaknesses or significant deficiencies in our internal control occur in the future, we could be required to restate our financial statements again, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weaknesses or deficiencies, subject us to regulatory investigations and penalties, harm our reputation, cause a decline in investor confidence or otherwise cause a decline in our stock price.
We are subject to regulatory investigations relating to our two prior restatements as well as civil lawsuits. We cannot predict the outcome of these matters, but they may involve, among other things, cease and desist orders, significant fines, penalties and damages, as well as significant costs and expenses of responding to the investigations and defending the civil litigation. For more information on these investigations and proceedings, see Part 1, Item 3, Legal Proceedings, of this Annual Report.

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
In the case of the Ginkgo Strategic Partnership, we have and will continue to obtain, pursuant to the Ginkgo Collaboration Agreement, the exclusive right to use and commercialize the key patented intellectual property related to the production of the target cannabinoids globally (referred to herein as the “Ginkgo exclusive licenses”). There can be no assurance that Ginkgo will be able to develop microorganisms that we will be able to commercialize or to obtain patents relating to production of the target cannabinoids, or that third parties will not develop similar microorganisms or obtain patents that may restrict our ability to commercialize the microorganisms developed by Ginkgo, and, as a result, there can be no assurance that we will be able to realize the expected benefits of the Ginkgo Strategic Partnership. Even if we are able to commercialize cultured cannabinoids, we may not be able to generate satisfactory returns on them or on the products that incorporate them, and there may not be demand for such cultured cannabinoid products.
In addition, pursuant to the Ginkgo Collaboration Agreement, if we undergo a change of control that is approved by the Board, including a change of control resulting from the exercise of the Altria Warrant, Ginkgo may elect to receive cash payments, which, given the number of Equity Milestone Events (as defined in the Ginkgo Collaboration Agreement) that have occurred to date, could total up to $80 million, in lieu of the common shares that would otherwise become issuable in connection with any Equity Milestone Events achieved following such election (the “Milestone Cash Election”). If we undergo a change in control that has not been approved by the Board, then Ginkgo will have the ability to terminate the Ginkgo Collaboration Agreement immediately, in which case, among other things: (i) all rights or licenses granted to us by Ginkgo under the Ginkgo Collaboration Agreement will terminate; (ii) certain expenses and costs incurred by Ginkgo will be accelerated and become due and payable by us; (iii) the then-outstanding and unpaid portion of all cash payments from us to Ginkgo for the achievement of R&D milestones by Ginkgo shall be due immediately as if all R&D milestones had been achieved; and (iv) a lump sum cash payment equal to the aggregate of all Milestone Cash Election amounts in respect of which the relevant Equity Milestone Events have not yet been achieved will be immediately due and payable by us. In addition, should Ginkgo terminate the Ginkgo Collaboration Agreement upon a change of control, we will no longer be able to use or commercialize the key patented intellectual property related to the production of the target cannabinoids, which could have a material adverse effect on our business, financial condition and results of operations. See “Description of Business - Research and Development Activities and Intellectual Property.”
As additional equity milestones occur under the Ginkgo Collaboration Agreement, we are required by accounting rules to conduct an impairment analysis related to the new Ginkgo exclusive licenses. These analyses have resulted in impairment charges in the past and may do so in the future as additional equity milestones are achieved. For a discussion of our most recent impairments of the Ginkgo exclusive licenses, see Note 6 “Goodwill and Intangible Assets, net” to the consolidated financial statements in the Item 8 of this Annual Report.
With respect to the Technion Research Agreement, we will have access to the results of preclinical studies conducted by Technion over a three-year period, focusing on acne, psoriasis and skin repair. However, there can be no assurance that the preclinical studies will provide any actionable findings. As a result, there can be no assurance that we will be able to realize the expected benefits of the Technion Research Agreement. Even if the results are actionable, and we are able to develop commercial products based on such research, there may not be demand for such products. For a discussion on the Technion Research Agreement, See “Description of the Business - Research and Development Activities and Intellectual Property - Technion Skin Health Research Partnership” in Item 1.
We may not successfully execute our production capacity strategy.
We may not be successful in executing our strategy to expand production capacity at certain of our facilities and joint ventures and exit from the Stayner Facility. Continuing and expanding operations at the production facilities of Cronos Israel and Natuera will be subject to obtaining and maintaining the appropriate licenses from the relevant regulatory agencies in those jurisdictions. In addition, continuing and expanding operations at Cronos GrowCo’s production facilities will be subject to obtaining and maintaining the appropriate licenses from Health Canada. Construction delays or cost over-runs in respect of such operations, howsoever caused, could have a material adverse effect on our business, financial condition and results of operations. Moreover, with the planned exit of the Stayner Facility, the continued operations of the Cronos GrowCo production facilities will be more important to us. Once the Stayner Facility is closed, these production facilities will be our principal source of raw materials.

In addition, we may not be successful in obtaining the necessary approvals required to export or import our products to or from the jurisdictions in which we or our joint ventures operate. If we are unable to secure necessary production licenses in respect of our facilities and those of our joint ventures, the expectations of management with respect to the increased future cultivation and growing capacity may not be borne out, which could have a material adverse effect on our business, financial condition and results of operations.
There can be no assurance that the Realignment and the exit from the Stayner Facility will have a beneficial impact on our business, financial condition and results of operations. The timing, costs and benefits of the Realignment and our exit from the Stayner Facility cannot be guaranteed.
In the first quarter of 2022, we announced our Realignment to centralize functions under common leadership to increase efficient distribution of resources, improve strategic alignment and eliminate duplication of roles and costs; evaluate our global supply chain and perform product reviews and pricing and distribution optimization in order to reduce fixed expenses and reduce complexity; and implement an operating expense target to optimize cash deployment for activities such as margin accretive innovation and U.S. adult-use cannabis market entry in the future. Additionally, we announced a plan to leverage our strategic partnerships to improve supply chain efficiencies and reduce manufacturing overhead by exiting the Stayner Facility.
There can be no assurance that these initiatives will achieve the expected benefits to our business or reduce costs or grow our revenue as intended. The execution and implementation of these initiatives involve risk, including that significant amounts of management’s time and Company resources could be diverted from our core operations in order to complete such initiatives. In addition, these initiatives could present unforeseen obstacles, lead to operating inefficiencies and negatively disrupt our corporate culture, which could lead to further employee attrition, any of which would have a material adverse effect on our business, financial condition and results of operations. We have and will continue to incur costs to implement these initiatives, and we could be subject to litigation risks and expenses. Our projected costs and expenses to exit from the Stayner Facility may turn out to be too low by a material amount.
The industries and markets in which we operate are relatively new, and these industries and markets may not continue to exist or grow as anticipated or we may ultimately be unable to succeed in these industries and markets.
The cannabis and U.S. hemp industries and markets in which we operate are relatively new, can be highly speculative, are rapidly expanding and may ultimately not be successful. In addition to being subject to general business risks, we need to continue to build brand awareness in these industries and markets through significant investments in our strategy, our production capacity, quality assurance and compliance with regulations. These activities may not promote our brand and products as effectively as intended, or at all. Competitive conditions and consumer tastes, as applicable, and spending patterns in these new industries and markets are relatively unknown and may have unique circumstances that differ from existing industries and markets. We are subject to all of the business risks associated with a new business in a niche market, including risks of unforeseen capital requirements, failure of widespread market acceptance of our products, failure to establish business relationships and competitive disadvantages against larger and more established competitors.
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
We have entered into various supply arrangements for cannabis products with various provincial purchasers and have secured listings with various private retailers in those provinces. We have entered into such supply arrangements with nine provinces in Canada (where the relevant provincial body is the sole wholesale distributor of cannabis and cannabis products in the province) and with private retailers in Saskatchewan. Our supply arrangements with provincial purchasers, each of which we understand to be substantially similar in all material respects with the supply arrangements entered into with the other license holders in the Canadian cannabis industry, do not contain any binding minimum purchase obligations on the part of the relevant provincial purchaser.
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

The effect of the legalization of adult-use cannabis in Canada on the medical cannabis market in Canada is still uncertain, and it may have a significant negative effect upon our medical cannabis business if consumers decide to purchase products available in the adult-use market instead of purchasing our medical-use products.
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
The adult-use cannabis market in Canada has in the past been and may in the future become oversupplied following the implementation of the Cannabis Act and the related legalization of cannabis for adult-use.
As a result of the implementation of the Cannabis Act and the legalization of adult cannabis use, numerous additional cannabis producers have and may continue to enter the Canadian adult-use market. We and such other cannabis producers have in the past produced and may in the future produce more cannabis than is needed to satisfy the collective demand of the Canadian medical and adult-use markets, and we may be unable to export that over-supply into other markets. As a result, the available supply of cannabis could exceed demand, which has in the past and could in the future result in a significant decline in the market price for cannabis, which could have a material adverse effect on our business, financial condition and results of operations.
We may be unsuccessful in competing in the legal adult-use cannabis market in Canada.
We face competition from existing license holders licensed under the Cannabis Act. Certain of these competitors may have significantly greater financial, production, marketing, R&D and technical and human resources than we do. As a result, our competitors may be more successful than us in gaining market share in the adult-use cannabis industry in Canada. Our commercial opportunity in the adult-use market could be reduced or eliminated if our competitors produce and commercialize products for the adult-use market that, among other things, are safer, more effective, more convenient or less expensive than the products that we may produce, have greater sales, marketing and distribution support than our products, enjoy enhanced timing of market introduction and perceived effectiveness advantages over our products and receive more favorable publicity than our products. If our adult-use products do not achieve an adequate level of acceptance by the adult-use market, we may not generate sufficient revenue from these products, and our adult-use business may not become profitable.
We are subject to liability arising from any fraudulent or illegal activity by our employees, contractors and consultants.
We are exposed to the risk that our employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) applicable laws and regulations; (ii) manufacturing standards; (iii) federal and provincial healthcare fraud and abuse of federal, state and provincial laws and regulations; or (iv) laws and regulations that require the true, complete and accurate reporting of financial information or data. It is not always possible for us to identify and deter misconduct by our employees and other third parties, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are brought against us, and we are not successful in defending the Company or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment of our operations, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
Although we are entitled to certain anti-dilution protections with respect to our investment in PharmaCann, such protections are subject to various conditions, and our potential ownership in PharmaCann may be significantly diluted by, among other things, future issuances of PharmaCann securities or acquisition activity in which PharmaCann uses its equity as consideration. On February 28, 2022, PharmaCann closed the previously announced LivWell Transaction. Based upon the terms of the definitive merger agreement, our best estimate is that our ownership percentage in PharmaCann on a fully-diluted basis decreased to approximately 6.7%. Under the terms of our investment in PharmaCann, Cronos’ rights to nominate an observer or a director to the PharmaCann board of directors could be lost if our ownership drops below 6% on a fully-diluted basis and we sell or transfer all or any portion of the PharmaCann Option (subject to certain exceptions). As a result, further dilution could adversely affect our rights under the PharmaCann Option. Any other equity event could be significantly dilutive to our ownership in PharmaCann and may adversely impact the potential benefits we may realize from the PharmaCann Investment.
We must rely largely on our own market research to forecast sales and market demand and market prices may differ from our forecasts.
We must rely largely on our own market research and internal data to forecast sales as detailed market data is not generally obtainable from other sources at this early stage of the cannabis or U.S. hemp industries. If our sales forecasts and our expectations regarding market conditions, including prices, influence capital expenditure levels, inventory levels, production and supply chain capacity and operating expenses, prove to be inaccurate, this could have a material adverse effect on our business, financial condition and results of operations. For example, our forecasts for product demand and market conditions were impacted by a decline in market prices for cannabis products in the Canadian market, which contributed to our inventory write-down in the second and fourth quarters of 2020.

We could have difficulty integrating the operations of businesses that we have acquired and will acquire.
The success of our acquisitions, including the Redwood Acquisition and the acquisition of Cronos Fermentation, depends upon our ability to integrate any businesses that we acquire. The integration of acquired business operations could disrupt our business by causing unforeseen operating difficulties, diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business. The difficulties of integrations could be increased by the necessity of coordinating geographically dispersed organizations, coordinating personnel with disparate business backgrounds, managing different corporate cultures, or discovering previously unknown liabilities. In addition, we could be unable to retain key employees or customers of the acquired businesses. We could face integration issues including those related to operations, internal control and information systems and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates or these acquisitions could fail to compete successfully. Any of these items could adversely affect our business, financial condition and results of operations. For more information on the risks associated with acquisitions, see “Risk Factors – Risks Relating to Our Growth Strategy – Our acquisition strategy may not be successful and we have in the past, and may in the future, need to write down the goodwill and indefinite-lived intangible assets recognized upon the acquisitions.”
Risks Relating to Our Products
There is limited long-term data with respect to the efficacy and side effects of cannabis, U.S. hemp and cannabinoids, and future clinical research studies on the effects of cannabis, U.S. hemp and cannabinoids may lead to conclusions that dispute or conflict with our understanding and belief regarding their benefits, viability, safety, efficacy, dosing and social acceptance.
Research in Canada, the U.S. and internationally regarding the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, U.S. hemp or isolated cannabinoids (such as CBD and THC) in dietary supplements, food, or cosmetic products remains in early stages. There have been relatively few clinical trials on the potential benefits of cannabis, U.S. hemp or isolated cannabinoids and there is limited long-term data with respect to potential benefits, effects and/or interaction of these substances with human or animal biochemistry. As a result, our products could have unexpected side effects or safety concerns, the discovery of which could lead to civil litigation, regulatory actions and even possibly criminal enforcement actions. In addition, if the products we sell do not or are not perceived to have the effects intended by the end user, this could have a material adverse effect on our business, financial condition and results of operations.
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
•discovery of serious or unexpected toxicities or side effects experienced by trial participants or other safety issues;
•slower than expected subject recruitment and enrollment rates in clinical trials;
•delays or inability in manufacturing or in obtaining sufficient quantities of materials for use in clinical trials due to regulatory and manufacturing constraints;
•delays in obtaining regulatory authorization to commence a trial, including licenses required for obtaining and using cannabis, U.S. hemp or isolated cannabinoids for research, either before or after a trial is commenced;
•unfavorable results from ongoing pre-clinical studies and clinical trials;
•trial participants or investigators failing to comply with study protocols;

•trial participants failing to return for post-treatment follow-up at the expected rate;
•sites participating in an ongoing clinical study withdraw, requiring us to engage new sites; and
•third party clinical investigators declining to participate in our clinical studies, not performing the clinical studies on the anticipated schedule, or acting in ways inconsistent with the established investigator agreement, clinical study protocol or good clinical practices.
Any of the foregoing could cause our products or treatments not to be commercially viable.
The controversy surrounding vaporizers and vaporizer products may materially and adversely affect the market for vaporizer products and expose us to litigation and additional regulation.
There have been a number of highly publicized cases involving lung and other illnesses and deaths that appear to be related to vaporizer devices and/or products used in such devices (such as vaporizer liquids). The focus is currently on the vaporizer devices, the manner in which the devices were used and the related vaporizer device products – THC, nicotine, other substances in vaporizer liquids, possibly adulterated products and other illegal unlicensed cannabis vaporizer products. Some states, provinces, territories and municipalities in the U.S. and Canada have already taken steps to prohibit the sale or distribution of vaporizers, restrict the sale and distribution of such products or impose restrictions on flavors or use of such vaporizers. This trend may continue, accelerate and expand.
Cannabis vaporizers in Canada are regulated under the Cannabis Act, Cannabis Regulations and other laws and regulations of general application. Although this legislation sets rules and standards for the manufacture, composition, packaging, and marketing of cannabis vaporizer products, these rules and standards predate the spate of vaporizer-related health issues that have recently arisen in the U.S. These issues and accompanying negative public sentiment may prompt Health Canada or individual provinces/territories to decide to further limit or defer the industry’s ability to sell cannabis vaporizer products, and may also diminish consumer demand for such products. Currently, Québec, Newfoundland and Labrador and Prince Edward Island do not allow the sale of cannabis vaporizers in their respective jurisdictions and Health Canada is seeking to limit the flavors of inhaled cannabis extracts. In June 2021, Health Canada opened a consultation into the use of flavors in inhaled cannabis extracts as it claims that the availability of flavors is one of the factors that contributes to the increase in cannabis vaping in youth and young adults. As part of this consultation, Health Canada released proposed regulations that contemplate prohibiting the production, sale, promotion, packaging and labelling of inhaled cannabis extracts from having a flavor, other than the flavor of cannabis. The proposed amendments would apply equally to inhaled cannabis extracts sold for medical and non-medical purposes. The consultation period closed in September 2021 and the new regulations are expected to come into force in 2022.
There can be no assurance that the jurisdictions in which we operate will allow the sale of cannabis vaporizers in the future, that other jurisdictions will not prohibit the sale of cannabis vaporizers, that we will be able to meet any additional compliance requirements or regulatory restrictions, or that we will remain competitive in face of unexpected changes in market conditions
An extension of this controversy to non-nicotine vaporizer devices and other product formats could materially and adversely affect our business, financial condition, operating results, liquidity, cash flow and operational performance. In February 2020, the U.S. Centers for Disease Control reported that federal and state agencies were investigating an outbreak of over 2,807 lung injury cases associated with the use of vaporizer products, including non-nicotine containing products. Litigation pertaining to vaporizer products is ongoing and that litigation could potentially expand to include our products, which would materially and adversely affect our business, financial condition, operating results, liquidity, cash flow and operational performance.
Future research may lead to findings that vaporizers, electronic cigarettes and related products are not safe for their intended use.
Vaporizers, electronic cigarettes and related products were recently developed and therefore the scientific or medical communities have had a limited period of time to study the long-term health effects of their use. Currently, there is limited scientific or medical data on the safety of such products for their intended use and the medical community is still studying the health effects of the use of such products, including the long-term health effects. If a consensus were to develop among the scientific or medical community that the use of any or all of these products pose long-term health risks, market demand for these products and their use could materially decline. Such a development could also lead to litigation, reputational harm and significant regulation. Loss of demand for our product, product liability claims and increased regulation stemming from unfavorable scientific studies on vaporizer products could have a material adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.

We, or the cannabis and U.S. hemp industries more generally, may receive unfavorable publicity or become subject to negative consumer perception.
We believe the cannabis and U.S. hemp industries are highly dependent upon broad social acceptance and consumer perception regarding the safety, efficacy and quality of the cannabis and U.S. hemp products, as well as consumer views concerning regulatory compliance. Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention, market rumors or speculation and other publicity regarding the consumption or effects thereof of cannabis and U.S. hemp products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis or U.S. hemp markets or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and our business, financial condition and results of operations. Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on the demand for products, and our business, results of operations, financial condition and cash flows. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of U.S. hemp or cannabis in general, or our products specifically, or associating the consumption or use of U.S. hemp or cannabis with illness or other negative effects or events, could have such a material adverse effect. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products legally, appropriately or as directed.
The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views, whether or not true, on our operations and activities and the U.S. hemp and cannabis industries in general, whether true or not. Social media permits user-generated content to be distributed to a broad audience which can respond or react, in near real time, with comments that are often not filtered or checked for accuracy. In many cases, we do not have the ability to filter such comments or verify their accuracy. Accordingly, the speed with which negative publicity (whether true or not) can be disseminated has increased dramatically with the expansion of social media. The dissemination of negative or inaccurate posts, comments or other user-generated content about us on social media (including those published by third-parties) could damage our brand, image and reputation or how the U.S. hemp or cannabis industries are perceived generally, which could have a detrimental impact on the market for our products and thus on our business, financial condition and results of operations.
Certain businesses may have strong economic opposition to the U.S. hemp or cannabis industries. Lobbying by such groups, and any resulting inroads they might make in halting or rolling back the U.S. hemp and cannabis movements, could affect how the U.S. hemp or cannabis industries are perceived by others and could have a detrimental impact on the market for our products and thus on our business, financial condition and results of operations.
The parties with which we do business, may perceive that they are exposed to reputational risk as a result of our cannabis or U.S. hemp business activities. Failure to establish or maintain business relationships could have a material adverse effect on our business, financial condition and results of operations. Any third party service provider or supplier could suspend or withdraw its services to us if it perceives that the potential risks exceed the potential benefits to such services. For example, we face challenges making U.S. dollar wire transfers or engaging any third party service provider or supplier with a substantial presence where cannabis is not federally legal (including the U.S.). In these circumstances, while we believe that such services can be procured from other institutions, we may in the future have difficulty maintaining existing, or securing new, bank accounts or clearing services, service providers or other vendors.
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
We are subject to litigation, claims and other legal and regulatory proceedings from time to time in the ordinary course of our manufacturing, marketing, distribution and sale of our products, some of which may adversely affect our business, financial condition and results of operations. Several companies in the U.S. hemp-derived CBD industry, including the Company, have become party to an increasing number of purported class actions lawsuits relating to their food and dietary supplement products containing U.S. hemp-derived CBD. While one such case against the Company was dismissed, similar class actions may be filed against us again, and the plaintiffs in such class action lawsuits, as well as in other lawsuits against us, may seek very large or indeterminate amounts, including punitive damages, which may remain unknown for substantial periods of time. Should any litigation in which we become involved be determined against us, such a decision could adversely affect our ability to continue operating, adversely affect the market price for our common shares and require the use of significant resources. Even to the extent we ultimately prevail in litigation, litigation can consume and redirect significant resources. Litigation may also create a negative perception of our brands, which could have an adverse effect on our business, financial condition and results of operations. See Item 3 in Part I of this Annual Report for more details on our legal proceedings.
We may be subject to product liability claims.
As a manufacturer and distributor of products designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of cannabis and U.S. hemp products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of cannabis or U.S. hemp products alone or in combination with other medications or substances could occur as described above under “— There is limited long-term data with respect to the efficacy and side effects of cannabis, U.S. hemp and cannabinoids and future clinical research studies on the effects of cannabis, U.S. hemp and cannabinoids may lead to conclusions that dispute or conflict with our understanding and belief regarding their benefits, viability, safety, efficacy, dosing and social acceptance.” We have been, and may in the future be, subject to product liability claims that include, among others, our products caused injury or illness, incorrect labeling, inadequate instructions for use or inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our consumers generally, and could have a material adverse effect on our business, financial condition and results of operations. See Part I, Item 3, Legal Proceedings, of this Annual Report for a discussion on our legal proceedings.
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
Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including, among other things, product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labelling disclosure. For example, in July 2021, Peace Naturals announced a voluntary recall with the support of Health Canada of one lot of cannabis pre-rolls distributed in Ontario with an incorrect potency label.
If one or more of our products are recalled for any reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin, or at all. In addition, product recalls have in the past and may in the future require significant management attention. Although we have detailed procedures in place for testing finished products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. If one or more of our products were subject to recall, the public perception of that product and us could be harmed. A recall of one of our products could lead to decreased demand for that product and our other products and could have a material adverse effect on our business, financial condition and results of operations. Additionally, product recalls may lead to increased scrutiny of our operations by Health Canada, the FDA, the DEA or other regulatory agencies, requiring further management attention and potential legal fees and other expenses. Furthermore, any product recall affecting the cannabis or U.S. hemp industries more broadly could lead consumers to lose confidence in the safety and security of the products sold by participants in these industries generally, which could have a material adverse effect on our business, financial condition and results of operations.

We rely on third party testing and analytical methods which are validated but still being standardized.
For certain of our cannabis and U.S. hemp products, testing for cannabinoid levels, heavy metals and pesticides (among other things) is performed by independent third party testing laboratories. Testing methods and analytical assays for cannabinoids and levels of detection vary among different testing laboratories in different jurisdictions. There is currently no industry consensus on standards for testing methods or an industry accepted compendium of analytical assays or standard levels of detection. The detected and reported cannabinoid content in our cannabis and U.S. hemp products therefore can differ depending on the laboratory and testing methods (analytical assays) used. Variations in reported cannabinoid content will likely continue until the relevant regulatory agencies and independent certification bodies (e.g., ISO, USP) collaborate to develop, publish and implement standardized analytical assays and levels of detection for cannabis (including U.S. hemp), cannabinoids and their derivative products. Until such standardized analytical assays and levels of detection are developed, the existing differences could cause confusion with our consumers which could lead to a negative perception of us and our products, increase the risk of litigation regarding cannabinoid content and regulatory enforcement action and could make it more difficult for us to comply with regulatory requirements regarding contents of ingredients and packaging and labeling. For example, on June 16, 2020, an alleged consumer filed a Statement of Claim on behalf of a class in the Court of Queen’s Bench of Alberta in Alberta, Canada, against the Company and other Canadian cannabis manufacturers and distributors alleging claims related to the defendants’ advertised content of cannabinoids in cannabis products for medicinal use on or after June 16, 2010 and cannabis products for adult use on or after October 17, 2018. See Part I, Item 3, Legal Proceedings, of this Annual Report.
The presence of trace amounts of THC in our U.S. hemp products may cause adverse consequences to users of such products that will expose us to the risk of litigation, liability and other consequences.
Some of our products that are intended to primarily contain U.S. hemp-derived CBD, or other U.S. hemp-derived cannabinoids, may contain trace amounts of THC. THC is a controlled substance in many jurisdictions, including under the federal laws of the U.S. Whether or not ingestion of THC (at low levels or otherwise) is permitted in a particular jurisdiction, there may be adverse consequences to consumers of our U.S. hemp products who test positive for any amounts of THC because of the presence of trace amounts of THC in our U.S. hemp products. In addition, certain metabolic processes in the body may negatively affect the results of drug tests. Positive tests for THC may expose us to litigation from our consumers, adversely affect our reputation, our ability to obtain or retain customers and individuals’ participation in certain athletic or other activities. A claim or regulatory action against us based on such positive test results could materially and adversely affect our business, financial condition, operating results, liquidity, cash flow and operational performance.
We may not be able to successfully develop new products or find a market for their sale.
The legal cannabis and U.S. hemp industries are in their early stages of development and it is likely that we, and our competitors, will seek to introduce new products, including products that contain cannabinoids other than THC and CBD, in the future. In attempting to keep pace with any new market developments, we may need to spend significant amounts of capital in order to successfully develop and generate revenues from new products we introduce. In addition, we may be required to obtain additional regulatory approvals from Health Canada, the FDA and/or any other applicable regulatory authority, which may take significant amounts of time. We may not be successful in developing effective and safe new products, bringing such products to market in time to be effectively commercialized, or obtaining any required regulatory approvals, and, in the event we are successful, it is possible that there may be little or no demand for the products we develop (including products containing cannabinoids other than THC and CBD with which consumers may not be familiar or have significant reservations), which, together with any capital expenditures made in the course of such product development and regulatory approval processes, may have a material adverse effect on our business, financial condition and results of operations.
The Canadian excise duty framework may affect profitability.
Canada’s excise duty framework imposes an excise duty and various regulatory-like restrictions on certain cannabis products sold in Canada. We currently hold licenses issued by the Canada Revenue Agency (“CRA”) required to comply with this excise framework. Any change in the rates or application of excise duty to cannabis products sold by us in Canada, and any restrictive interpretations by the CRA or the courts of the provisions of the Excise Act, 2001 (which may be different than those contained in the Cannabis Act) may affect our profitability and ability to compete in the market.

Risks Relating to Production and Distribution of Products
Our production facilities and those of our strategic joint ventures, are integral to our operations, and any adverse changes or developments affecting such facilities may impact our business, financial condition and results of operations.
Our activities and resources are focused on various production and manufacturing facilities including in the U.S. (for U.S. hemp products), Canada and Israel. Some licenses are specific to those facilities. Adverse changes or developments affecting our facilities and the facilities of our joint venture partners, including but not limited to a breach of security, an inability to successfully grow cannabis plants or produce finished goods, unanticipated cost overruns in growing or producing products, an outbreak of a communicable illness (such as COVID-19) or a force majeure event, could have a material and adverse effect on our business, financial condition and results of operations. As we proceed to exit from the Stayner Facility, the production and manufacturing facilities that we continue to use will become increasingly important to our business. Any breach of the security measures and other facility requirements, including any failure to comply with recommendations or requirements arising from inspections by regulatory agencies, could also have an impact on our ability to continue operating under our licenses or the prospect of renewing our licenses or could result in a revocation of our licenses.
We bear the responsibility for all of the costs of maintenance and upkeep at our facilities and our operations and financial performance may be adversely affected if our facilities are unable to keep up with maintenance requirements.
We may experience breaches of security at our facilities or fraudulent or unpermitted data access or other cybersecurity breaches, which may cause our customers to lose confidence in our security or data protection measures and may expose us to risks related to breaches of applicable privacy and security laws and regulations.
Given the nature of our products and the concentration of inventory in our facilities, we are subject to a risk of theft. A security breach at one of our facilities could expose us to additional liability and to potentially costly litigation, increase expenses and business disruptions relating to the resolution and future prevention of these breaches and may deter potential customers from choosing our products.
In addition, we collect and store personal information about our customers and are responsible for protecting that information from cybersecurity breaches. A cybersecurity breach may occur in a variety of ways, including, without limitation, a procedural or process failure, information technology malfunction, deliberate unauthorized intrusion, computer virus, and direct or indirect cyberattack or other electronic security breach. Theft of data for competitive or fraudulent purposes, such as customer lists and preferences and other consumer and employee personal information, is an ongoing and growing risk. Any such theft or cybersecurity breach may have a material adverse effect on our business, financial condition and results of operations.
We are dependent upon information technology systems in the conduct of our operations and we collect, store and use certain data, intellectual property, proprietary business information and certain personal information of our employees and customers on our computer systems. We have been, and expect to continue to be, subject to various cyberattacks and phishing schemes. Additionally, we are undertaking an effort to modernize our information technology systems in conjunction with the planned exit from the Stayner Facility, which could expose us to additional risks relating to our collection, storage and use of certain data on our systems.
There have been many highly publicized attacks over the last several years and we expect those to continue. Any fraudulent, malicious or accidental breach of our systems could result in unintended disclosure of, or unauthorized access to, third party, customer, vendor, employee or other confidential information, which could potentially result in additional costs and business disruption to us, including without limitation, to repair or replace damaged systems, enhance security or respond to occurrences, lost sales, violations of data privacy, security or other laws and regulations and subsequent penalties, fines, regulatory action or litigation. We also rely on third party service providers for certain information technology systems, such as payment processing, and any data security breach at a third party service provider could have similar effects. In addition, media or other reports of perceived security vulnerabilities to our systems or those of our third party suppliers, even if no breach has been attempted or occurred, could adversely impact our brand and reputation, and customers could lose confidence in our security measures and reliability, which would harm our ability to retain customers and gain new ones. If any of these were to occur, it could have a material adverse effect on our business, financial position and results of operations.
We are responsible for protecting employee and client health information. In the U.S., for example, we must comply with Americans with Disability Act requirements for confidential employee medical records, including that they must be stored separately from other personal records and access must be restricted to those who need access. With respect to customer health information, there are a number of federal, state and provincial laws and regulations protecting the confidentiality of certain customer health information, including customer records, and restricting the use and disclosure of that protected information. The privacy rules under the Personal Information Protection and Electronics Documents Act (Canada) (“PIPEDA”) protect medical records and other personal health information by limiting their use and disclosure of health information to the minimum level reasonably necessary to accomplish the intended purpose and apply to our operations globally. If we were to be found to be in violation of the privacy or security rules under PIPEDA or other applicable laws and regulations protecting the confidentiality of client health information in jurisdictions we operate in, we could be subject to sanctions and civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, results of operations and financial condition.

The jurisdictions in which we operate or which we may enter also have data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information (such as the California Consumer Privacy Act (the “CCPA”) in California). In Canada, we may be required to retain certain customer personal information for prescribed periods of time pursuant to the Cannabis Act.
Additionally, several states, including California, Colorado, and Virginia, have passed laws and regulations, modeled on the E.U. GDPR, that will significantly impact data privacy and security requirements in the U.S. The California Privacy Rights Act (“CPRA”), passed in November 2020 and effective starting on January 1, 2023, will impose broad new requirements on companies covered by the legislation. Under the CPRA, California consumers (i.e., California residents) will have new and expanded rights, and businesses covered by the CPRA must disclose these rights to them. These new rights include, but are not limited to, a right of correction (i.e., the right to request that a business correct any inaccurate personal information about them), a right to limit the use and disclosure of “Sensitive Information” (a new category of personal information defined by the CPRA), a right to access information about automatic decision making used by the business, and a right to data portability (i.e., that a business transfer their personal information to another entity to the extent technically feasible). Enhanced rights for California consumers under the CPRA include, but are not limited to, expanded rights to know and access their personal information, expanded rights to delete their personal information, and an explicit requirement that California consumers have the right to opt-out of the sharing, in addition to the selling, of their personal information. Separately, the CPRA will codify the following GDPR-inspired requirements: (i) data minimization or the requirement that personal information collected by businesses be reasonably necessary and proportionate to achieve the purpose for which the personal information was collected, (ii) purpose limitation or the requirement that businesses only collect personal information for specific, explicit, and legitimate disclosed purposes that are disclosed in advance to California consumers, (iii) data retention limitations for personal information predicated on the length of time the business intends to retain each category of personal information, and (iv) reasonable data security requirements. Lastly, the CPRA provides for an expanded private right of action in the context of cybersecurity breaches and creates a designated privacy agency, the California Privacy Protection Agency (“CPPA”), with authority to implement and enforce the CCPA and CPRA.
While uncertain, the effects of the CCPA, the CPRA and other new state laws and regulations, as well as analogous laws and regulations in Canada (e.g., Bill 64 in Quebec), are potentially significant and may require us to modify our data collection or processing practices and policies, incur substantial costs and expenses to comply with these laws and regulations, and increase our potential exposure to regulatory enforcement and/or litigation. The interpretation and enforcement of such laws and regulations are uncertain and subject to change and may require substantial costs to monitor and implement compliance with any additional requirements. Failure to comply with data privacy and protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), litigation, business disruption, the diversion of management’s attention and/or adverse publicity and could negatively affect our business, results of operations and financial condition.
Our cannabis cultivation and U.S. hemp operations are subject to risks inherent in an agricultural business.
Our business and that of our joint venture partners involves the growing of cannabis, an agricultural product, in certain jurisdictions where that activity is permitted. As such, the business is subject to the risks inherent in the agricultural business, such as insects, plant diseases and similar agricultural risks that may create crop failures and supply interruptions for our customers. Although our current operational production facilities, and those of our joint venture partners, grow products indoors (including in greenhouses) under climate-controlled conditions and we and our joint venture partners carefully monitor the growing conditions with trained personnel, there can be no assurance that natural elements will not have a material adverse effect on the production of our products. To the extent we rely on third parties or our joint venture partners to grow cannabis which we intend to commercialize, we are exposed to similar risks and there can be no assurance that such risks will not have a similarly material adverse effect on the production of our products.
Our business also involves products containing U.S. hemp. U.S. hemp is typically harvested in or around the month of October. U.S. hemp plants can be vulnerable to various pathogens including bacteria, fungi, viruses and other miscellaneous pathogens. Such instances often lead to reduced crop quality, stunted growth and/or death of the plant. Moreover, U.S. hemp is “phytoremediative” (meaning that it may extract toxins or other undesirable chemicals or compounds from the ground in which it is planted). Various regulatory agencies have established maximum limits for pathogens, toxins, chemicals and other compounds that may be present in agricultural materials. If U.S. hemp used in our products is found to have levels of pathogens, toxins, chemicals or other undesirable compounds that exceed limits permitted by applicable law, it may have to be destroyed. Should the U.S. hemp used in our products be lost due to pathogens, toxins, chemicals or other undesirable compounds, or if we or our suppliers are otherwise unable to obtain U.S. hemp for use in our products on an ongoing basis, it may have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.
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
We face exposure to our third party U.S. hemp and cannabis suppliers that may face financial difficulties which would impact our supply of U.S. hemp and cannabis products. For example, supply chains throughout the world have been negatively impacted by COVID-19 and this has increased the costs of products and shipping. We have in the past, and may in the future, have disruptions in our supply chain.
We rely on third party distributors to distribute our products, and those distributors may not perform their obligations.
We rely on third party distributors and other courier services, and may in the future rely on other third parties, to distribute our products. If these distributors do not successfully carry out their contractual obligations or terminate or suspend their contractual arrangements with us, if there is a delay or interruption in the distribution of our products or if these third parties damage our products, it could negatively impact our revenue and may require significant management attention. In addition, any damage to our products due to acts or omissions of our third party distributors, such as product spoilage or improper storage or handling, could expose us to potential product liability, damage our reputation and the reputation of our products or brands or otherwise harm our business.
Risks Relating to Intellectual Property
We are subject to risks related to the protection and enforcement of our intellectual property rights, and we may be unable to protect or enforce our intellectual property rights.
The ownership and protection of our intellectual property rights is a significant aspect of our future success. Currently we rely on trade secrets, technical know-how, proprietary information, trademarks, copyrights, designs and certain patent filings to maintain our competitive position. We try to protect our intellectual property by strategically seeking and obtaining registered protection where appropriate, developing and implementing standard operating procedures to protect trade secrets, technical know-how and proprietary information, and entering into agreements with parties that have access to our inventions, trade secrets, technical know-how and proprietary information, such as our partners, collaborators, employees and consultants, to protect confidentiality and ownership. We also seek to preserve the integrity and confidentiality of our inventions, trade secrets, technical know-how and proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, and we seek to protect our trademarks and the goodwill associated therewith by monitoring and enforcing against unauthorized use of our trademarks.
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
We cannot provide any assurances that our inventions, trade secrets, technical know-how and other proprietary information will not be disclosed in violation of agreements, or that competitors will not otherwise gain access to our intellectual property or independently develop and file applications for intellectual property rights in a manner that adversely impacts our intellectual property rights. Unauthorized parties may attempt to replicate or otherwise obtain and use our inventions, trade secrets, technical know-how and proprietary information. Policing the unauthorized use of our current or future intellectual property rights is difficult, expensive, time-consuming and unpredictable, as is enforcing these rights against unauthorized use by others. Identifying unauthorized use of intellectual property rights is difficult. For example, we may be unable to effectively monitor and evaluate the products being distributed by our competitors, including parties such as unlicensed dispensaries, and the processes used to produce such products. If the steps taken to identify and protect our trade secrets are inadequate, we may be unable to enforce our rights in them against third parties.
Our intellectual property rights may be invalid or unenforceable under applicable laws, and we may be unable to have issued or registered, and unable to enforce, our intellectual property rights.
The laws regarding intellectual property rights relating to cannabis and cannabis-related products, and the positions of intellectual property offices administering such laws, are constantly evolving, and there is uncertainty regarding which countries will permit the filing, prosecution, issuance, registration and enforcement of intellectual property rights relating to cannabis and cannabis-related products.

Specifically, we have sought trademark protection in many countries, including Canada, the U.S. and others. Our ability to obtain registered trademark protection for cannabis and cannabis-related goods and services (including U.S. hemp and U.S. hemp-related goods and services) may be limited in certain countries outside of Canada, including the U.S., where registered federal trademark protection is currently unavailable for trademarks covering the sale of U.S. Schedule I cannabis products or certain goods containing U.S. hemp-derived CBD (such as dietary supplements and foods) until the FDA provides clearer guidance on the regulation of such products, and including Europe, where laws on the legality of cannabis use are not uniform, and trademarks cannot be obtained for products that are “contrary to public policy or accepted principles of morality.” Accordingly, our ability to obtain intellectual property rights or enforce intellectual property rights against third party uses of similar trademarks may be limited in certain countries.
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
There is no guarantee that any patent or other intellectual property applications that we file will result in registration or any enforceable intellectual property rights or the breadth of any such protection. Further, with respect to any patent applications that we file, there is no assurance that we will find all potentially relevant prior art relating to such applications, which may prevent a patent from issuing from such application or invalidate any patent that issues from such application. Even if patents do successfully issue, and cover our products and processes, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, found unenforceable or invalidated. Even if they are unchallenged, any patent applications and future patents may not adequately protect our intellectual property rights, provide exclusivity for our products or processes or prevent others from designing around any issued patent claims. Any of these outcomes could impair our ability to prevent competition from third parties, which could materially and adversely affect our business, financial condition and results of operations.
We may be subject to allegations that we are in violation of third party intellectual property rights, and we may be found to infringe third party intellectual property rights, possibly without the ability to obtain licenses necessary to use such third party intellectual property rights.
Other parties may claim that our products infringe on their intellectual property rights, including with respect to patents, and our operation of our business, including our development, manufacture and sale of our goods and services, may be found to infringe third party intellectual property rights. There may be third party patents or patent applications with claims to products or processes related to the manufacture, use or sale of our products and processes. There may be currently pending patent applications, some of which may still be confidential, that may later result in issued patents that our products or processes may infringe. In addition, third parties may obtain patents in the future and claim that use of our inventions, trade secrets, technical know-how and proprietary information, or the manufacture, use or sale of our products, infringes upon those patents. Third parties may also claim that our use of our trademarks infringes upon their trademark rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, legal fees, injunctions, temporary restraining orders, other equitable relief, and/or require the payment of damages, any or all of which may have an adverse impact on our business, financial condition and results of operations. In addition, we may need to obtain licenses from third parties who allege that we have infringed on their purported rights, whether or not such allegations have merit. Such licenses may not be available on terms acceptable to us, and we may be unable to obtain any licenses or other necessary or useful rights to such third party intellectual property.
Our germplasm relies heavily on intellectual property, and we may be unable to protect, register or enforce our intellectual property rights in germplasm, and may infringe third party intellectual property rights with respect to germplasm, possibly without the ability to obtain licenses necessary to use such third party intellectual property rights.
Germplasm, including seeds, clones and cuttings, is the genetic material used in new cannabis varieties and hybrids. We use advanced breeding technologies to produce cannabis germplasm (hybrids and varieties). We rely on parental varieties for the success of our breeding program. Although we believe that the parental germplasm is proprietary to us, we may need to obtain licenses from third parties who may allege that we have appropriated their germplasm or their rights to such germplasm, whether or not such allegations have merit. Such licenses may not be available on terms acceptable to us, and we may be unable to obtain any licenses or other necessary or useful rights under third party intellectual property. We may seek to protect our parental germplasm, as appropriate, relying on intellectual property rights, including rights related to inventions (patents and plant breeders’ rights), trade secrets, technical know-how, and proprietary information. There is a risk that we will fail to protect such germplasm or that we will fail to register rights in relation to such germplasm.

We also seek to protect our parental germplasm, hybrids and varieties from pests and diseases and enhance plant productivity and fertility, and we research products to protect against crop pests and fungus. There are several reasons why new product concepts in these areas may be abandoned, including greater than anticipated development costs, technical difficulties, regulatory obstacles, competition, inability to prove the original concept, lack of demand and the need to divert focus, from time to time, to other initiatives. The processes of breeding, development and trait integration are lengthy, and the germplasm we test may not be selected for commercialization. The length of time and the risk associated with breeding may affect our business. Our sales depend, in part, on our germplasm. Commercial success frequently depends on being the first company to the market, and many of our competitors are also making considerable investments in similar new and improved cannabis germplasm products. Consequently, there is no assurance that we will successfully develop new cannabis germplasm to the point of commercial viability in the markets we serve on a timely basis.
Finally, we seek to protect our germplasm, hybrids and varieties from accidental release, theft, misappropriation and sabotage by maintaining physical security of our premises and through contractual rights with our employees and certain of our suppliers, independent contractors, consultants and licensees. However, such security measures may be insufficient or breached, and our employees, independent contractors, consultants and licensees may engage in the inadvertent disclosure, theft, misappropriation or sabotage. We may not have adequate remedies in the case of any such security breach, inadvertent disclosure, theft, misappropriation or sabotage.
We receive licenses to use some third party intellectual property rights; the failure of the owner of such intellectual property to properly maintain or enforce the intellectual property underlying such licenses, or our inability to obtain or maintain such licenses, could have a material adverse effect on our business, financial condition and performance.
We are party to licenses granted by third parties, including with actress Kristen Bell and through the Ginkgo Strategic Partnership, that give us rights to use third party intellectual property that is necessary or useful to our business. Our success will depend, in part, on the ability of the applicable licensor to maintain and enforce its licensed intellectual property against other third parties, particularly intellectual property rights to which we have secured exclusive rights. Without protection for the intellectual property we have licensed, other companies might be able to offer substantially similar products for sale, or utilize substantially similar processes or publicity and marketing rights, any of which could have a material adverse effect on our business, financial condition and results of operations. Our success will also depend, in part, on our ability to obtain licenses to certain intellectual property that we believe are necessary or useful for our business. Such licenses may not be available on terms acceptable to us, or at all, which could adversely affect our ability to commercialize our products or services, as well as have a material adverse effect on our business, financial condition and results of operations.
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
Rapidly changing markets, technology, emerging industry standards and frequent introduction of new products characterize our business. The introduction of new products embodying new technologies, including new manufacturing processes or formulations, and the emergence of new industry standards may render our products obsolete, less competitive or less marketable. The process of developing our products is complex and requires significant continuing costs, development efforts and third party commitments, including licensees, researchers, collaborators and lenders. Our failure to develop new technologies and products and the obsolescence of existing technologies or processes could adversely affect our business, financial condition and results of operations. We may be unable to anticipate changes in our potential customer preferences or requirements that could make our existing technology, processes or formulations obsolete. Our success will depend, in part, on our ability to continue to enhance our existing technologies, develop new technology that addresses the increasing sophistication and varied news of the market, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our proprietary technology, processes and formulations entails significant technical and business risks. We may not be successful in using our new technologies or exploiting our niche markets effectively or adapting our business to evolving customer requirements or preferences or emerging industry standards.

Risks Relating to Entry into New Markets
Controlled substance and other legislation and treaties may restrict or limit our ability to research, manufacture and develop a commercial market for our products outside of the jurisdictions in which we currently operate, and our expansion into such jurisdictions is subject to risks.
Approximately 250 substances, including cannabis, are listed in the Schedules annexed to the UN Single Convention on Narcotic Drugs (New York, 1961), the Convention on Psychotropic Substances (Vienna, 1971) and the Convention against Illicit Traffic in Narcotic Drugs and Psychotropic Substances (introducing control on precursors) (Vienna, 1988). The purpose of these listings is to control and limit the use of these drugs according to a classification of their therapeutic value, risk of abuse and health dangers, and to minimize the diversion of precursor chemicals to illegal drug manufacturers. The 1961 UN Single Convention on Narcotic Drugs, as amended in 1972 classifies cannabis as a Schedule I (“substances with addictive properties, presenting a serious risk of abuse”) narcotic drug. In December 2020, the Commission on Narcotic Drugs voted to remove cannabis from Schedule IV (“the most dangerous substances, already listed in Schedule I, which are particularly harmful and of extremely limited medical or therapeutic value”). The 1971 UN Convention on Psychotropic Substances classifies THC as a Schedule I psychotropic substance (substances presenting a high risk of abuse, posing a particularly serious threat to public health which are of very little or no therapeutic value). Many countries are parties to these conventions, which govern international trade and domestic control of these substances, including cannabis. They may interpret and implement their obligations in a way that creates legal obstacles to our obtaining manufacturing and/or marketing approval for our products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be manufactured and/or marketed, and achieving such amendments to the laws and regulations may take a prolonged period of time. There can be no assurance that any market for our products will develop in any jurisdiction in which we do not currently have operations. We may face new or unexpected risks or significantly increase our exposure to one or more existing risk factors, including economic instability, political instability, changes in laws and regulations and the effects of competition. These factors may limit our capability to successfully expand our operations into such jurisdictions and may have a material adverse effect on our business, financial condition and results of operations.
Investments and joint ventures outside of Canada and the U.S. are subject to the risks normally associated with any conduct of business in foreign countries, including varying degrees of political, legal, regulatory and economic risk.
Much of our exposure to markets in jurisdictions outside of Canada and the U.S. is through investments and joint ventures. These investments and joint ventures are subject to the risks normally associated with any conduct of business in foreign and/or emerging countries including political risks; civil disturbance risks; changes in laws, regulations or policies of particular countries, including those relating to royalties, duties, imports, exports and currency; the cancellation or renegotiation of contracts; the imposition of royalties, net profits payments, tax increases or other claims by government entities, including retroactive claims; a disregard for due process and the rule of law by local courts; the risk of expropriation and nationalization; delays in obtaining or the inability to obtain necessary governmental permits or the reimbursement of refundable tax from fiscal authorities.
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
Other risks include the potential for fraud and corruption by suppliers or personnel or government officials which may implicate us, compliance with applicable anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act and the Corruption of Foreign Public Officials Act (Canada), by virtue of our or our joint ventures operating in jurisdictions that may be vulnerable to the possibility of bribery, collusion, kickbacks, theft, improper commissions, facilitation payments, conflicts of interest and related party transactions and our or our joint ventures’ possible failure to identify, manage and mitigate instances of fraud, corruption or violations of our code of conduct and applicable regulatory requirements.
There is also the risk of increased disclosure requirements; currency fluctuations; restrictions on the ability of local operating companies to hold Canadian dollars, U.S. dollars or other foreign currencies in offshore bank accounts; import and export restrictions; increased regulatory requirements and restrictions; increased health-related regulations; limitations on the repatriation of earnings or on our ability to assist in minimizing our expatriate workforce’s exposure to double taxation in both the home and host jurisdictions; and increased financing costs.
These risks may limit or disrupt our joint ventures, strategic alliances or investments, restrict the movement of funds, cause us to have to expend more funds than previously expected or required or result in the deprivation of contract rights or the taking of property by nationalization or expropriation without fair compensation, and may materially adversely affect our business, financial position and/or results of operations. In addition, the enforcement by us of our legal rights in foreign countries, including rights to exploit our properties or utilize our permits and licenses and contractual rights may not be recognized by the court systems in such foreign countries or enforced in accordance with the rule of law.

We currently do, and may in the future, invest in companies, or engage in joint ventures, in countries with developing economies. It is difficult to predict the future political, social and economic direction of the countries in which we or our joint ventures operate, and the impact government decisions may have on our business. Any political or economic instability in the countries in which we operate could have a material and adverse effect on our business, financial condition and results of operations.
Our use of joint ventures may expose us to risks associated with jointly owned investments.
We currently operate parts of our business through joint ventures with other companies, and we may enter into additional joint ventures and strategic alliances in the future. Joint venture investments may involve risks not otherwise present for investments made solely by us, including: (i) we may not control the joint ventures, either by virtue of our economic or legal ownership share, or our ability to influence day-to-day operational decision-making; (ii) our joint venture partners may not agree to distributions that we believe are appropriate; (iii) where we do not have substantial decision-making authority, we may experience impasses or disputes with our joint venture partners on certain decisions, which could require us to expend additional resources to resolve such impasses or disputes, including litigation or arbitration; (iv) our joint venture partners may become insolvent or bankrupt, fail to fund their share of required capital contributions or fail to fulfill their obligations as a joint venture partner; (v) the arrangements governing our joint ventures may contain certain conditions or milestone events that may never be satisfied or achieved; (vi) our joint venture partners may have business or economic interests that are inconsistent with ours and may take actions contrary to our interests; (vii) we may suffer losses as a result of actions taken by our joint venture partners with respect to our joint venture investments; (viii) it may be difficult for us to exit a joint venture if an impasse arises or if we desire to sell our interest for any reason; (ix) our joint venture partners may exercise termination rights under the relevant agreements and (x) conflicts of interest may arise between our joint ventures and Company personnel who are directors of our joint ventures because of the fact that such directors are employed by us. In addition, we may, in certain circumstances, be liable for the actions of our joint ventures or joint venture partners. Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations, and the magnitude of these material adverse effects could be greater to the extent we decide to rely on such joint ventures for certain goods or services, or decide to outsource certain operating activities to such joint ventures.
Risks Relating to Regulation and Compliance
We operate in highly regulated sectors where the regulatory environment is rapidly developing, and we may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business.
Our business and activities are heavily regulated in all jurisdictions where we carry on business. Our operations are subject to various laws, regulations and guidelines by governmental authorities (including, in Canada, Health Canada and other federal, provincial and local regulatory agencies and, in the U.S., the FDA, DEA, PTO and FTC and other federal and state agencies) relating to the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of cannabis and U.S. hemp, and also including laws, regulations and guidelines relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment (including relating to emissions and discharges to water, air and land, and the handling and disposal of hazardous and non-hazardous materials and wastes). Our operations may also be affected in varying degrees by government regulations with respect to, among other things, price controls, import or export controls, controls on currency remittance, increased income taxes, restrictions on foreign investment and government policies rewarding contracts to local competitors or requiring domestic producers or vendors to purchase supplies from a particular jurisdiction. Laws, regulations and guidelines, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services, as well as on our personnel (including management and our board of directors).
Achievement of our business objectives is contingent, in part, upon compliance with regulatory requirements enacted by these governmental authorities and obtaining all necessary regulatory approvals for the production, storage, transportation, sale, import and export, as applicable, of our products. The cannabis and U.S. hemp industries are still new, and in Canada in particular, the Cannabis Act is a new regime that has no close precedent in Canadian law. Similarly, the regulatory regimes in the jurisdictions in which we and our joint ventures operate outside of the U.S. and Canada are new and are still being developed without close precedent in such jurisdictions. The effect of relevant governmental authorities’ administration, application and enforcement of their respective regulatory regimes and delays in obtaining, or failure to obtain, necessary regulatory approvals may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business, financial condition and results of operations.

The regulatory environment for our products is rapidly developing, and the need to build and maintain robust systems to comply with different and changing regulations in multiple jurisdictions increases the possibility that we may violate one or more applicable requirements. While we endeavor to comply with all relevant laws, regulations and guidelines, any failure to comply with the regulatory requirements applicable to our operations could subject us to negative consequences, including, but not limited to, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, asset seizures, revocation or imposition of additional conditions on licenses to operate our business, the denial of regulatory applications (including, in the U.S., by other regulatory regimes that rely on the positions of the DEA and FDA in the application of their respective regimes), the suspension or expulsion from a particular market or jurisdiction of our key personnel, or the imposition of additional or more stringent inspection, testing and reporting requirements, any of which could materially adversely affect our business, financial condition and results of operations. Additionally, scheduled or unscheduled inspections of our facilities or facilities of our joint ventures or third party suppliers by applicable regulatory agencies could result in adverse findings that could require significant remediation efforts and/or temporary or permanent shutdown of our facilities or those of our joint ventures or third party suppliers. In the U.S., failure to comply with FDA requirements (and analogous state agencies) may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. The outcome of any regulatory or agency proceedings, investigations, inspections, audits, and other contingencies could harm our reputation, require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our results of operations, financial condition and cash flows. There can be no assurance that any pending or future regulatory or agency proceedings, investigations , inspections and audits will not result in substantial costs or a diversion of management’s attention and resources, negatively impact our future growth plans and opportunities or have a material adverse impact on our business, financial condition and results of operations.
If the Company’s U.S. hemp business activities are found to be in violation of any of U.S. federal, state or local laws or any other governmental regulations, in addition to the items described above:
•the Company may be subject to “Warning Letters,” untitled letters, fines, penalties, administrative sanctions, settlements, injunctions, product recalls and/or other enforcement actions arising from civil, administrative or other proceedings initiated that could adversely affect the Company’s business, financial condition, operating results, liquidity, cash flow and operational performance;
•the profits or revenues derived therefrom could be subject to anti-money laundering statutes, including the Money Laundering Control Act, which could result in significant disruption to our U.S. hemp business operations and involve significant costs, expenses or other penalties; and
•the Company’s suppliers, service providers and distributors may elect, at any time, to breach, terminate or otherwise cease to participate in supply, service or distribution agreements, or other relationships, on which the Company’s operations rely.
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
We and our joint ventures and strategic investments are reliant on required licenses, authorizations, approvals and permits for our ability to grow, process, store and sell cannabis, U.S. hemp and cannabinoids which are subject to ongoing compliance, reporting and renewal requirements, and we may also be required to obtain additional licenses, authorizations, approvals and permits in connection with our business.
Our ability to grow, process, store and sell cannabis in Canada is dependent on our licenses from Health Canada, and in particular the licenses currently held by Peace Naturals, Cronos Fermentation and Cronos GrowCo. Failure to comply with the requirements of the licenses or failure to maintain the licenses would have a material adverse impact on our business, financial condition and results of operations. Although we believe Peace Naturals and Cronos Fermentation will meet the requirements of the Cannabis Act for their licenses, there can be no guarantee that Health Canada will extend or renew the licenses or, if they are extended or renewed, that they will be extended or renewed on the same or similar terms or that Health Canada will not revoke the licenses. Should we fail to comply with requirements of the licenses, should Health Canada not extend or renew the licenses, should they be renewed on different terms (including not allowing for anticipated capacity increases) or should the licenses be revoked, our business, financial condition and results of the operations will be materially adversely affected. To the extent we apply for any additional licenses from Health Canada, there can be no assurance that such licenses will be granted or, if granted, that they will be granted on commercially reasonable terms or within the time period we expect, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to grow, process, store and sell cannabis in Israel is dependent on maintaining our cannabis cultivation, production and distribution licenses and our ability to export products to, or import products from, Cronos Israel is also dependent on obtaining the relevant permits. Cronos GrowCo’s ability to grow, process, store and sell cannabis at its cannabis facility in Kingsville, Ontario, Canada, depends on obtaining and maintaining the appropriate licenses from Health Canada. Natuera’s ability to grow, process, store and sell cannabis in Colombia is dependent on obtaining and maintaining and being granted the appropriate licenses from the Ministry of Health and Social Security and Natuera’s ability to export products from Colombia is dependent on its ability to obtain the relevant export permits. Should we or our joint ventures fail to comply with the requirements of the licenses, or should they not be extended or renewed by the applicable regulatory authorities, or should they be renewed on different terms (including not allowing for anticipated capacity increases) or should the licenses be revoked, the business, financial condition and results of our and our joint ventures’ operations will be materially adversely affected. There is no assurance that we or our joint ventures will be able to obtain additional permits or licenses on commercially reasonable terms or within expected time periods, if at all. Moreover, the planned exit from the Stayner Facility will increase the importance of the licenses of Cronos GrowCo for our business and operations.
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
We may also be required to obtain and maintain certain permits, licenses and approvals in the jurisdictions where we source, process, or sell products derived from U.S. hemp. We may be unable to obtain or maintain any necessary licenses, permits or approvals. Additional government licenses are currently, and in the future, may be, required in connection with our operations, in addition to other unknown permits and approvals which may be required. To the extent such permits, and approvals are required and not obtained, we may be prevented from operating and/or expanding our business, which could have a material adverse effect on our business, financial condition and results of operations.
Changes in the laws, regulations and guidelines governing cannabis and U.S. hemp may adversely impact our business.
Our current operations are subject to various laws, regulations and guidelines promulgated by governmental authorities (including, in Canada, Health Canada and other federal, provincial and local regulatory agencies and, in the U.S., the FDA, DEA, FTC and PTO and other federal and state agencies) relating to the marketing, acquisition, manufacture, packaging/labeling, management, transportation, storage, sale and disposal of cannabis or U.S. hemp but also including laws and regulations relating to health and safety, the conduct of operations and the protection of the environment. Additionally, our growth strategy continues to evolve as regulations governing the cannabis industry in the jurisdictions other than Canada and the U.S. in which we and our joint ventures operate become more fully developed. Interpretation of these laws, rules and regulations and their application to our operations and those of our joint ventures is ongoing. No assurance can be given that new laws, regulations and guidelines will not be enacted or that existing laws, regulations and guidelines will not be amended, repealed or interpreted or applied in a manner which could require extensive changes to our operations, increase compliance costs, give rise to material liabilities or a revocation of our licenses and other permits, restrict the growth opportunities that we currently anticipate or otherwise limit or curtail our operations. For example, the Cannabis Act requires the federal government to conduct a review of the Cannabis Act after three years, which commenced in October 2021. The scope of this statutory review includes, among other things, consideration of (i) the administration and operation of the Cannabis Act, (ii) the impact of the Cannabis Act on public health, (iii) the health and consumption habits of young persons, (iv) the impact of cannabis on Indigenous persons and communities and (v) the impact of cultivation of cannabis plants in a dwelling-house. This report resulting from the statutory review may recommend and/or lead to the amendment, removal or addition of provisions in or to the Cannabis Act which could adversely affect our business. Amendments to current laws, regulations and guidelines governing the production, sale and use of cannabis and cannabis-based products, more stringent implementation or enforcement thereof or other unanticipated events, including changes in political regimes or political instability, currency controls, fluctuations in currency exchange rates and rates of inflation, labor unrest, changes in taxation laws, regulations and policies, restrictions on foreign exchange and repatriation, governmental regulations relating to foreign investment and the cannabis business more generally, and changes in attitudes toward cannabis, are beyond our control and could require extensive changes to our operations, which in turn may result in a material adverse effect on our business, financial condition and results of operations.

While the production of cannabis in Canada, among other things, is under the regulatory oversight of the federal government, the distribution and retail sale of adult-use cannabis in Canada falls within the jurisdiction of the provincial and territorial governments. The impact of the legislation regulating adult-use cannabis passed in the provinces and territories on the cannabis industry and our business plans and operations is uncertain. Provinces and territories have announced certain restrictions that are more stringent than the federal rules or regulations such as retail sale and marketing restrictions, bans on certain types of cannabis products, raising minimum age of purchase and flavor restrictions. For example, Québec, Newfoundland and Labrador and Prince Edward Island do not currently permit sales of cannabis vaporizers, and Québec limits the sale of other high THC non-edible cannabis products. In addition, the distribution and retail channels and applicable rules and regulations in the provinces continue to evolve, and our ability to distribute and retail cannabis and cannabis products in Canada is dependent on the ability of the provinces and territories of Canada to establish licensed retail networks and outlets. In response to the COVID-19 pandemic, various provinces and territories have introduced a variety of regulatory changes to their respective cannabis regimes, which include in certain jurisdictions, forced store closures, restrictions or bans on in-store shopping experiences, and the authorization of private delivery services. There is no guarantee that the applicable legislation regulating the distribution and sale of cannabis for adult-use purposes, including as amended to respond to the COVID-19 pandemic, will allow for the growth opportunities we currently anticipate and may result in a material adverse effect on our business, financial condition and results of operations.
Furthermore, additional countries continue to pass laws with respect to the production and distribution of cannabis in some form or another. We have subsidiaries, investments, joint ventures and strategic alliances in place outside of the U.S. and Canada, which may be affected if more countries legalize cannabis. Increased international competition and limitations placed on us by Canadian regulations might lower the demand for our products on a global scale. We also face competition in each jurisdiction outside of the U.S. and Canada where we have subsidiaries, investments, joint ventures and strategic alliances with local companies that have more experience, more in-depth knowledge of local markets or applicable laws, regulations and guidelines or longer operating histories in such jurisdictions.
We are subject to certain restrictions of the TSX and Nasdaq, which may constrain our ability to expand our business internationally.
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
Our marketing and advertising are subject to regulation by various regulatory bodies in the jurisdictions we operate. In Canada, the development of our business and related results of operations may be hindered by applicable regulatory restrictions on sales and marketing activities. For example, the regulatory environment in Canada limits our ability to compete for market share in a manner similar to other industries. Furthermore, the applicable regulatory restrictions on sales and marketing activities are not always clear, may be subject to interpretation and have in the past, and may in the future, be interpreted or applied inconsistently by the applicable Canadian regulatory agencies, which have broad interpretative and enforcement discretion with respect to such activities. This may result in such restrictions on sales and marketing activities being interpreted unfavorably by a regulatory agency against some market participants, including us, but not others. If we are unable to effectively market our products and compete for market share in Canada, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products, our sales and results of operations could be adversely affected. See “Business –Regulatory Framework in Canada.”

In the U.S., our advertising is subject to regulation by the FTC under the Federal Trade Commission Act as well as the FDA under the FFDCA, including as amended by the Dietary Supplement Health and Education Act of 1994, and by state agencies under analogous and similar state and local laws and regulations. In recent years, the FTC, the FDA and state agencies have initiated numerous investigations of food and dietary supplement products both because of their CBD content and based on allegedly deceptive or misleading marketing claims and have, on occasion, issued “Warning Letters” or instituted enforcement actions due to such claims. Some U.S. states also permit content, advertising and labeling laws and regulations to be enforced by state attorneys general, who may seek civil and criminal penalties, relief for consumers, class action certifications, class wide damages and recalls of products sold by us. There has also been an increase in private litigation that seeks, among other things, relief for consumers, class action certifications, class wide damages and recalls of products. We have been subject to such litigation and may be subject to additional private class action litigation. Any actions against us by governmental authorities or private litigants could have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.
Risks Related to U.S. Regulation and Compliance
We are subject to uncertainty regarding the legal and regulatory status of U.S. hemp, including with respect to U.S. federal and state implementation of the 2018 Farm Bill and related laws and regulations, including the FFDCA, and the interpretation or application of, or changes to, such laws and regulations may have material and adverse effects on our business, financial condition, operating results, liquidity, cash flow and operational performance.
On December 20, 2018, the 2018 Farm Bill was signed into law. The 2018 Farm Bill, among other things, removes “hemp” (which we refer to as “U.S. hemp” in this Annual Report, defined as the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a THC concentration of not more than 0.3% on a dry weight basis and its derivatives) from the U.S. federal Controlled Substances Act and amends the Agricultural Marketing Act of 1946 to permit the production and sale of U.S. hemp in the U.S. The 2018 Farm Bill tasks the USDA with promulgating regulations in relation to the cultivation and production of U.S. hemp. The 2018 Farm Bill also directs the USDA to promulgate federal regulations that would apply to the production of U.S. hemp in every state which does not put forth a state U.S. hemp plan for approval by the USDA. The USDA issued a final rule in January 2021 that became effective March 2021. Various states have applied and are in the process of applying to the USDA for approval of their U.S. hemp production regulations which impose different levels of regulation and costs on the production of U.S. hemp, and many such state plans have been approved by the USDA. The USDA’s final rule requires hemp producers to use a laboratory that is registered with the DEA for analytical testing of hemp plants; however, the USDA is delaying enforcement of this requirement until December 31, 2022. The final rule does provide some flexibility for producers to dispose or remediate non-compliant plants, subject to additional documentation requirements, without requiring the use of a DEA-registered reverse distributor or law enforcement to dispose of non-compliant plants. Moreover, the 2018 Farm Bill provides that its provisions do not preempt or limit state laws that regulate the production of U.S. hemp. Accordingly, some states may choose to restrict or prohibit some or all U.S. hemp production or sales within the state, and variances in states’ laws and regulations on U.S. hemp are likely to persist. Further, each state has discretion to develop and implement its own laws and regulations governing the manufacturing, marketing, labeling, and sale of U.S. hemp products, which has created a patchwork of different regulatory schemes applicable to such products.
The FDA or particular states may ultimately prohibit the sale of some or all dietary supplements or conventional foods containing U.S. hemp and U.S. hemp-derived ingredients, including CBD and other cannabinoids, and we may be required to submit a New Dietary Ingredient notification to the FDA, which may not be accepted without objection.
Under the 2018 Farm Bill, the FDA has retained authority over the FFDCA-regulated products (e.g., drugs (human and animal), food (human and animal), dietary supplements and cosmetics) containing U.S. hemp and U.S. hemp-derived ingredients, including CBD. The FDA has consistently taken the position that CBD, whether derived from U.S. hemp or U.S. Schedule I cannabis, is prohibited from use as an ingredient in food and dietary supplements. This stems from its interpretation of the exclusionary clauses in the FFDCA because CBD is the active ingredient in a drug that has been approved as a prescription drug and is the subject of substantial clinical investigations as a drug, which have been made public. The exclusionary clauses under the FFDCA provide that a substance that has been approved or has been subject to substantial clinical investigations as a drug may not be used in a food or dietary supplement, unless the substance was first marketed in a food or dietary supplement prior to the initiation of substantial clinical investigations of the substance as a drug.

To date, the FDA has not issued regulations that elaborate on the exclusionary clauses, and the FDA has not taken any enforcement action in the courts asserting a violation of the exclusionary clauses due to the marketing of U.S. hemp, U.S. hemp extracts, CBD or other cannabinoids. To date, the FDA has issued several “Warning Letters” to companies unlawfully marketing CBD products. In many of these cases, the manufacturer made unsubstantiated claims about the product being able to treat medical conditions (e.g., cancer, Alzheimer’s disease, opioid withdrawal, anxiety and COVID-19) and had not obtained drug approvals. Some of these letters were co-signed with the FTC and cited the companies for making claims about the efficacy of CBD or other ingredients which were not substantiated by competent and reliable scientific evidence. In December 2020, the FTC announced it had entered into settlement agreements with six companies marketing CBD products including oils, gummies, creams, and others with deceptive health claims about serious health conditions. The settlements included monetary penalties ranging from $20,000 to $85,000. The FTC announced another CBD enforcement action and settlement in May 2021, ordering more than $30,000 in consumer redress. The FDA has also issued a “Warning Letter” to at least one dietary supplement manufacturer for a number of violations observed during an inspection, including manufacturing CBD supplements in a licensed facility.
Until the FDA formally adopts regulations with respect to CBD or other U.S. hemp-derived cannabinoid products or announces an official position with respect to CBD or other U.S. hemp-derived cannabinoid products, there is a risk that the FDA could take enforcement action (e.g., a “Warning Letter,” seizure, or injunction) against the Company in respect of its U.S. hemp-derived products sold in the U.S.
Moreover, states have retained regulatory authority through their own analogues to the FFDCA, and the states may diverge from the federal treatment of the use of U.S. hemp as, or in, food, dietary supplements or cosmetic products. The FDA or applicable states (under their CSA or FFDCA analogues) may ultimately not permit the sale of non-pharmaceutical products containing U.S. hemp-derived ingredients, including CBD and other cannabinoids, which would have a material adverse impact on our business, financial condition and results of operations.
Even if the exclusionary clause issue discussed above is resolved in a manner favorable to us, we could be required to submit a NDIN to the FDA with respect to U.S. hemp-derived ingredients, including CBD and other cannabinoids we intend to include in our products, used in dietary supplement products. This could depend on whether we can establish that a particular ingredient was marketed as a dietary ingredient in a dietary supplement prior to October 15, 1994 or is otherwise currently in the food supply in the same chemical form as used in our dietary supplement products. If the FDA objects to our NDIN, this could prevent us from producing, marketing and selling ingestible U.S. hemp products which would have a material adverse impact on our business, financial condition and results of operations. Such an NDIN submitted by one of our competitors was objected to by the FDA in August 2021.
The FDA or particular U.S. states may seek to regulate our cosmetic products containing U.S. hemp-derived ingredients, including CBD and other cannabinoids, as drugs, medical devices, or drug-device combination products.
The FDA may seek to regulate our cosmetic products containing U.S. hemp-derived ingredients, including CBD and other cannabinoids, under its authorities for medical products (i.e., drugs, medical devices, or drug-device combination products). Specifically, the agency could assert that our lotions, oils, balms and creams are intended for use in diagnosing, treating, mitigating or preventing disease or for use in affecting the structure or any function of the body. In making classification decisions, the agency considers a wide variety of factors to determine a product’s intended use; indeed, the FDA has sometimes asserted that a product qualifies as a drug based solely on the presence of an ingredient widely understood to have drug effects, even in the absence of express claims about them. Though we do not market our lotions, oils, balms and creams as drugs for use in the treatment of diseases or their symptoms, the FDA could still assert that the products are intended for use as drugs, including based on the understood or presumed physical effects of topically administered cannabinoids. Thus, we may not have the ability to successfully respond to such allegations simply by modifying labeling or advertising claims. Ultimately, if the FDA asserts one of its medical product authorities over our lotion, oil, balm and cream products, and we cannot or elect not to comply with the onerous regulatory requirements applicable to the asserted medical product category (e.g., drug), we could be prevented from producing, marketing and selling cosmetic products containing U.S. hemp-derived ingredients, including CBD or other cannabinoids. In addition, states may similarly seek to regulate our cosmetic products containing U.S. hemp-derived ingredients, including CBD and other cannabinoids, as medical products (i.e., drugs, medical devices, or drug-device combination products) under state analogues to the FFDCA or otherwise. States have also considered and established additional restrictions on, or requirements for, the marketing of cosmetic products containing U.S. hemp-derived ingredients. If states assert their medical product authorities over our cosmetic products containing U.S. hemp-derived ingredients, including CBD or other cannabinoids, in a manner that we cannot address simply by modifying labeling or advertising claims, and we cannot or elect not to comply with the onerous regulatory requirements applicable to the asserted medical product category (e.g., drug), we could be prevented from producing, marketing and selling cosmetic products containing U.S. hemp-derived ingredients, including CBD and other cannabinoids. Likewise, if states enforce or adopt regulatory interpretations or restrictions that limit our ability to market our cosmetic products containing U.S. hemp-derived ingredients, including CBD and other cannabinoids, in such states, it could materially and adversely affect our business, financial condition, operating results, liquidity, cash flow and operational performance.

The DEA could take enforcement action against us or other participants in the U.S. hemp industry.
There is substantial uncertainty concerning the legal status of U.S. hemp and U.S. hemp products containing U.S. hemp-derived ingredients, including CBD and other cannabinoids. The status of products derived from the cannabis or hemp plant, under both federal and state law can depend on the THC content of the plant or derivative (including whether the plant meets the statutory definition of “industrial hemp” or “hemp”), the part of the plant from which an individual or entity produces the derivative (including whether the plant meets the statutory definition of “marihuana” under the CSA), whether the cultivator, processor, manufacturer or product marketer engages in cannabis-related activities for research versus purely commercial purposes, as well as the form and intended use of the product. The mere presence of a cannabinoid (such as CBD) is not dispositive as to whether the product is legal or illegal. Under U.S. federal law, products containing CBD may be unlawful if derived from U.S. Schedule I cannabis (including hemp with a concentration greater than 0.3% THC on a dry weight basis), or if derived from U.S. hemp grown outside the parameters of an approved U.S. hemp pilot program or U.S. hemp cultivated in violation of the 2018 Farm Bill. Even after enactment of the 2018 Farm Bill, the DEA may not treat all products containing U.S. hemp-derived ingredients, including CBD and other cannabinoids, as exempt from the CSA. In September 2020, the DEA issued an interim final rule that purported to align the DEA’s regulations with the statutory changes to the CSA made effective by the 2018 Farm Bill. The DEA received a number of comments objecting to the interim final rule, and the interim final rule is the subject of ongoing litigation. If the DEA takes action against us or other participants in the U.S. hemp industry, this could have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.
There is continuing uncertainty regarding the FDA’s potential position on CBG and other cannabinoids.
CBG is a cannabinoid which can be lawfully derived from U.S. hemp and the Company has begun and plans to continue developing products with CBG and other rare cannabinoids (i.e., cannabinoids other than THC and CBD). The 2018 Farm Bill preserved the FDA’s authority over U.S. hemp-derived consumer products and to date, the FDA has provided no guidance as to how cannabinoids other than CBD will be regulated under the FFDCA. Future regulatory changes or enforcement actions by the FDA, with respect to CBG or other U.S. hemp-derived cannabinoids, could have a materially adverse impact on our business, financial condition, results of operations or prospects.
Risks Relating to COVID-19
Our business and results of operations have been adversely affected and will likely continue to be materially adversely impacted by the coronavirus pandemic (COVID-19).
The COVID-19 pandemic has severely restricted the level of economic activity around the world and in all countries in which we or our affiliates, investments and joint ventures operate (including the U.S., Canada, Australia, Colombia, and Israel). In response to the COVID-19 pandemic the governments of many countries, states, provinces, municipalities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations, ordering temporary closures of businesses and advising or requiring individuals to limit or forego their time outside of their homes. Numerous businesses have temporarily closed voluntarily or closed permanently. Although some preventative or protective actions have been eased or lifted in varying degrees by different governments of various countries, states and municipalities, COVID-19, including new and highly contagious variants of COVID-19, continues to spread quickly throughout the world. Notwithstanding widespread vaccine availability within Canada, the U.S. and Israel, the emergence of COVID-19 variants and slowing vaccination rates in certain localities have resulted in increased infection rates and has caused, and may continue to cause, several jurisdictions to reinstitute certain COVID-19 restrictions. Additional waves of increased COVID-19 infections as well as COVID-19 related restrictions imposed by various governmental authorities (including, for example, requirements to show proof of vaccination), could negatively impact our supply chain, as well as traffic and sales volume for retailers offering the Company’s products (which we have observed into 2022), which in turn could have an adverse effect on our business, financial condition and results of operations.
The effects of the COVID-19 pandemic had a material impact on the growth of revenues and sales during the fiscal year ended December 31, 2021 related to the Company’s U.S. segment. With a significant number of the Company’s customers’ stores continuing to be challenged by remaining temporarily closed or closing permanently, the U.S. segment is experiencing slower than expected revenue growth. The prolonged closures of retail stores as well as the changes in consumer purchasing during the COVID-19 pandemic have adversely affected our financial results. In Canada, we have recently experienced a reduction in revenue from the Province of Quebec due to the re-imposition of restrictions to combat COVID-19. We anticipate further adverse effects on our financial results so long as the measures implemented to combat the COVID-19 pandemic stay in effect.

The effect of the COVID-19 pandemic and emerging COVID-19 variants could include closures of our or our joint ventures’ facilities or the facilities of our suppliers and other vendors in our supply chain and other preventive and protective measures in our supply chain. For example, as a result of the COVID-19 pandemic, closures of manufacturers in China in early 2020 resulted in delays of deliveries of batteries and cartridges for our cannabis vaporizers and personal protective equipment, such as masks and gowns used in our GMP manufacturing processes, from such manufacturers in China. In addition, at various times throughout 2021, certain contract manufacturers that manufacture U.S. hemp finished products for our U.S. business have experienced temporary closures or reductions in their operations leading to shortages of finished product available via the e-commerce channel. These closures or reductions have eased and we expect product shortages to be ameliorated over time as the spread of COVID-19 and infection rates decline. However, if the pandemic persists, including if and when new variants of the virus emerge, closures or other restrictions on the conduct of business operations of our joint ventures, third party manufacturers, suppliers or vendors could disrupt our supply chain. We have experienced minor delays in shipping and the increased global demand on shipping and transport services, in addition to customs and border control policies put in place in response to COVID-19 that require shipments to undergo quarantine periods, may cause us to experience delays or increased costs in the future which could impact our ability to obtain materials or deliver our products in a timely manner, could otherwise disrupt our operations and could have an adverse effect on our business, financial condition and results of operations. In various provinces in Canada, cannabis retailers have been reducing opening hours, staff onsite and the number of customers allowed in-store for cannabis retailers that continue to be open as well as, in some cases, requiring customers show proof of vaccination to enter retail stores. Further, retailers of our products in the U.S. and Canada have in some cases determined to, and may in other cases be required to close or choose to suspend or significantly curtail their operations due to health and safety concerns for their employees. Even if our production facilities remain open, mandatory or voluntary self-quarantines and travel restrictions may limit our employees’ ability to get to our facilities, and this, together with impacts on our supply chain and the uncertainty produced by the rapidly evolving nature of the COVID-19 pandemic, may result in reduced or suspended production. Those type of restrictions could also impact the abilities of customers in the U.S. or certain Canadian provinces to continue to have access to our products. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, could impact personnel at our joint ventures or third party manufacturing facilities in the U.S. and Canada and other countries, or the availability or cost of materials, which would disrupt our supply chain. As a result of COVID-19, we have implemented work-from-home policies for certain employees and the effects of our work-from-home policies may negatively impact productivity, disrupt access to books and records, increase cybersecurity risks and the risk of inadvertent disclosure of confidential information and disrupt our business. In addition, the effects of the COVID-19 pandemic may delay our R&D programs and our ability to execute on certain of our new product launches, line extensions and strategic plans involving construction or the receipt and installation of new equipment.
The global impact of the COVID-19 pandemic continues to evolve rapidly, and the extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain, including the duration, scope and severity of the pandemic, the development and availability of effective treatments and vaccines, further actions taken by governments and other third parties to contain or mitigate its impact, the direct and indirect economic effects of the pandemic and related containment measures, and new information that will emerge concerning the severity and impact of COVID-19 and new variants of the virus, among others. Even after the COVID-19 pandemic subsides, our businesses could also be negatively impacted should the effects of the COVID-19 pandemic lead to changes in consumer behavior, including as a result of a decline in the level of vaping or demand for inhalable products in light of certain recent published articles and studies on the potential increased susceptibility of individuals who smoke or vaporize nicotine or cannabis to COVID-19, in light of changes in consumer behavior such as reduced spending on certain product formats historically used in shared experiences such as pre-rolls or in reductions in discretionary spending. In addition, a severe or prolonged recession resulting from the COVID-19 pandemic would likely materially affect our business and the value of our common shares.
We have been and may in the future be required to write down intangible assets, including goodwill, due to impairment, which could have a material adverse effect on our results of operations or financial position.
The Company has been and may in the future be required to write down intangible assets, including goodwill, due to impairment, which would reduce earnings. Indefinite-lived intangible assets are reviewed annually or more frequently when events or changes in circumstances indicate that the fair value of the indefinite-lived intangible assets have been reduced to less than their carrying amount. We periodically calculate the fair value of our reporting units and intangible assets to test for impairment. This calculation may be affected by several factors, including general economic conditions, regulatory developments, changes in category growth rates as a result of changing adult consumer preferences, success of planned new product introductions, and competitive activity. Certain events can also trigger an immediate review of goodwill and intangible assets. If the carrying amount of our reporting unit and other intangible assets exceed their fair value, the goodwill and other intangible assets are considered impaired, which would result in impairment losses and could have a material adverse effect on our consolidated financial position or results of operations. We cannot provide any assurance that the U.S. segment will successfully execute its business plans and strategies.

The Company reassessed the existence of impairment indicators on goodwill associated with the U.S. reporting unit and the Lord Jones® brand indefinite-lived intangible asset as of June 30, 2021, and determined that quantitative impairment analyses were required as of June 30, 2021 due to slower actual revenue growth as compared to previous revenue growth forecasts and significant pricing pressures brought about by increased competition and aggressive discounting in the U.S. reporting unit and associated with the Lord Jones® brand indefinite-lived intangible asset. As such, the Company reassessed its estimates and forecasts as of June 30, 2021, to determine the fair values of the reporting unit and intangible asset using a discounted cash flow method on the reporting unit and the relief-from-royalty method on the Lord Jones® brand. Significant inputs include discount rates, growth rates, cash flow projections and, for the Lord Jones® brand, royalty rate. As a result of the analysis as of June 30, 2021, the Company concluded the carrying amount of the Lord Jones® brand exceeded its fair value, which resulted in impairment charges of $178.4 million on goodwill associated with its U.S. reporting unit and $56.5 million on the Lord Jones® brand. In the fourth quarter of 2021, the Company performed an additional impairment test on the Lord Jones® brand indefinite-lived intangible asset in the U.S. segment, which resulted in an additional impairment charge of $1.0 million.
It is possible that estimates in the Company’s financial statements will continue to change in the near-term as a result of the COVID-19 pandemic or otherwise and the effect of any such changes could be material, which could result in, among other things, further impairment of goodwill and intangible assets.
Risks Relating to Competition
The markets in which we operate are increasingly competitive, and we may compete for market share with other companies, both domestically and internationally, that may have longer operating histories and more financial resources, manufacturing and marketing experience than us.
The markets for cannabis and U.S. hemp are competitive and evolving and we face strong competition from both existing and emerging companies that offer similar products. Some of our current and potential competitors may have longer operating histories, greater financial, marketing and other resources and larger customer bases than we have. In addition, there is potential that the cannabis and U.S. hemp industries will undergo consolidation, creating larger companies with financial resources, manufacturing and marketing capabilities and product offerings that are greater than ours. As a result of this competition, we may be unable to maintain our operations or develop them as currently proposed on terms we consider acceptable, or at all. Increased competition by larger, better-financed competitors with geographic advantages could materially and adversely affect our business, financial condition and results of operations.
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
We face competition from illegal market operators that are unlicensed and unregulated. As these illegal market participants do not comply with the regulations governing the cannabis industry, their operations may also have significantly lower costs and they may be able to sell products with significantly higher cannabinoid potencies or which include ingredients that are prohibited by law. The perpetuation of the illegal market for cannabis may have a material adverse effect on our business, results of operations, financial condition as well as the perception of cannabis use.

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
We may be unable to attract or retain skilled labor and personnel with experience in the cannabis or U.S. hemp sector and may be unable to attract, develop and retain additional employees required for our operations and future developments.
We may be unable to attract or retain employees with sufficient experience in the cannabis or U.S. hemp industry, and may prove unable to attract, develop and retain additional employees required for our development and future success.
Our success is currently largely dependent on the performance of our skilled employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, we recently announced a Realignment to, among other things, centralize functions under common leadership to increase efficient distribution of resources, optimize collaboration and strategic alignment and eliminate duplication of roles and costs, including a reduction in headcount impacting a number of employees. The Realignment could lead to increased attrition amongst those employees who were not directly affected by the reduction in headcount, and we may not be successful at retaining such employees or attracting new employees, which may have a material adverse effect on our business, results of operations and financial condition.
Further, certain shareholders, directors, officers and employees in our Canadian operations may require security clearance from Health Canada or require analogous clearance by various provincial agencies. Under the Cannabis Act, a security clearance cannot be valid for more than five years and must be renewed before the expiry of a current security clearance. There is no assurance that any of our existing personnel who presently or may in the future require a security clearance will be able to obtain or renew such clearances or that new personnel who require a security clearance will be able to obtain one. A failure by any of our existing personnel to maintain or renew his or her security clearance may impair our business operations. In addition, if an employee with security clearance leaves and we are unable to find a suitable replacement who has a security clearance required by the Cannabis Act in a timely manner, or at all, there could occur a material adverse effect on our business operations. Similar risks and potential effects apply to analogous security clearances required by various provincial agencies.
Risks Relating to the Altria Investment
Altria has significant influence over us following closing of the Altria Investment.
Altria is our single largest shareholder. As of December 31, 2021, Altria beneficially owned approximately 42% of our issued and outstanding common shares (calculated on a non-diluted basis). In light of such ownership, Altria is in a position to exercise significant influence over matters affecting shareholders or requiring shareholder approval, including the election of the Board, amendments to our articles and the determination of significant corporate actions. In addition, pursuant to the Investor Rights Agreement, Altria has certain rights, including the right to nominate a specified number of directors to the Board, approval rights over certain Company actions and pre-emptive and top-up rights entitling Altria to maintain its pro rata beneficial ownership in us. Further, as of the date hereof, four of the seven directors on the Board are Altria Nominees. For more information, see “Business -Altria Strategic Investment – Investor Rights Agreement.”
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
Accordingly, Altria currently has significant influence over us and has the ability to increase this influence at any time upon the exercise of the Altria Warrant. There can be no assurance that Altria’s interests will align with our interests or the interests of other shareholders. In addition, such influence could limit the price that an acquirer might be willing to pay in the future for our common shares and it may have the effect of delaying or preventing a change of control of us, such as a merger or take-over.

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
We have cash on hand, including short-term investments, of approximately $1.0 billion as of December 31, 2021. There can be no assurance that we will be able to deploy the available cash in an effective manner that is accretive to us, or at all. Until such time as we are able to deploy the cash available to us, we anticipate holding the net proceeds as cash balances in our bank accounts, investing in certificates of deposit and other instruments issued by banks or obligations of or guaranteed by the Government of Canada or any province thereof, or investing in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. Government, its agencies or instrumentalities. Based on the level of current interest rates, we will not earn any material revenue from such invested cash.
We may not realize the benefits of our strategic partnership with Altria, which could have an adverse effect on our business, financial condition and results of operations.
We believe that the strategic partnership between us and Altria provides us with additional financial resources, product development and commercialization capabilities, and deep regulatory expertise to better position us to compete, scale and lead the rapidly growing global cannabis industry. We believe that the growth opportunities for us are significant and could extend across the globe as new markets open. With Altria’s resources, we expect to be even better positioned to support cannabinoid innovation, create differentiated products and brands across medical and adult-use categories and expand our global footprint and growing production capacity. Nevertheless, a number of risks and uncertainties are associated with the expansion into such markets and the pursuit of these other growth opportunities. The successful implementation of the Altria Investment is critical to our growth and capital position. The failure to successfully implement or reap the anticipated benefits of Altria’s resources and expertise to realize growth and expansion opportunities could have a material adverse effect on our business, financial condition and results of operations.
Any common shares issued pursuant to the exercise of the Altria Warrant will dilute shareholders.
The Altria Warrant may be exercised in full or in part at any time on or prior to March 8, 2023, from time to time, and entitles the holder thereof, upon valid exercise in full thereof, to acquire, accept and receive from us an aggregate of 83,322,820 of our common shares (subject to adjustment in accordance with the terms of the Altria Warrant Certificate), which represents approximately 10% of the issued and outstanding common shares as of December 31, 2021 (on a non-diluted basis). Any issuance of common shares pursuant to the exercise of the Altria Warrant would dilute all of our other shareholders and give Altria control of us.
Altria’s significant interest in us may impact the liquidity of our common shares.
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
The intentions of Altria regarding its long-term economic ownership of our common shares are subject to change as a result of changes in the circumstances of Altria or its affiliates, changes in our management and operation and changes in laws and regulations, market conditions and our financial performance.

Conflicts of interest may arise between us and our directors and officers, including as a result of the continuing involvement of certain of our directors with Altria and its affiliates.
We may be subject to various potential conflicts of interest because of the fact that some of our directors and officers may be engaged in a range of business activities, or have relationships with or are employed by Altria. One of our directors, Jason Adler, is the co-founder and Managing Member of Gotham Green Partners, a private equity firm focused primarily on early-stage investing in companies in the cannabis industry, and Michael Gorenstein, our Executive Chairman, is a co-founder and non-managing Member of Gotham Green Partners. Three of our directors, Jody Begley, Murray Garnick and Heather Newman, are employed by Altria as Executive Vice President and Chief Operating Officer, Executive Vice President and General Counsel, and Senior Vice President, Corporate Strategy, respectively. As a result of these relationships, conflicts of interests may arise between us and them, as described below.
We may also become involved in other transactions which are inconsistent or conflict with the interests of our directors and officers, and/or our directors and officers may have interests in persons, firms, institutions, corporations or transactions that are inconsistent or in conflict with our interests and those of our shareholders. In addition, from time to time, Gotham Green Partners or Altria may be competing with us for available investment opportunities. Conflicts of interest, if any, will be subject to the procedures and remedies provided under applicable laws and regulations. In particular, in the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will abstain from voting for or against the approval of the transaction and may recuse himself or herself from any related discussion or deliberation. In accordance with applicable laws and regulations, our directors are required to act honestly, in good faith and in our best interests.
Risks Relating to Our Common Shares
It is not anticipated that any dividend will be paid to holders of our common shares for the foreseeable future.
No dividends on our common shares have been paid to date. We currently intend to retain future earnings, if any, for future operation and expansion. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, financial results, cash requirements, contractual restrictions and other factors that the Board may deem relevant. Any changes to our policy with respect to the declaration and payment of any dividends requires Altria’s approval. As a result, investors may not receive any return on an investment in our common shares unless they sell their shares for a price greater than that which such investors paid for them.
The market price for our common shares may be volatile and subject to fluctuation in response to numerous factors, many of which are beyond our control.
The market price for our common shares may be volatile and subject to wide fluctuations in response to many factors, including:
•actual or anticipated fluctuations in our results of operations;
•changes in estimates of our future results of operations by us or securities research analysts;
•changes in the economic performance or market valuations of other companies that investors deem comparable to us;
•additions or departures of our executive officers and other key personnel;
•our restating financial results twice in the last three years;
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
•our failure to timely file our public filings with the SEC and Canadian securities regulators;
•our failure to comply with the Nasdaq and TSX rules and potential trading halts or delisting notices;
•reports by industry analysts, investor perceptions, and market rumors or speculation; and
•negative announcements by our customers, competitors or suppliers regarding their own performance.

For example, reports by industry analysts, investor perceptions, market rumors or speculation could trigger a sell-off in our common shares. Any sales of substantial numbers of our common shares in the public market or the perception that such sales might occur may cause the market price of our common shares to decline. In addition, to the extent that other large companies within our industries experience declines in their stock price, the price of our common shares may decline as well. Moreover, if the market price of our common shares drops significantly, shareholders may institute securities class action lawsuits against us. Lawsuits against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.
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
We may require additional capital in the future or be required to issue common shares pursuant to certain of our agreements, which may dilute holders of our securities.
We may be required to issue additional common shares pursuant to the Ginkgo Collaboration Agreement or to Kristen Bell pursuant to a publicity rights agreement entered into with the Company (the “Publicity Rights Agreement”). Pursuant to the Ginkgo Collaboration Agreement, upon Ginkgo’s demonstration that the microorganisms they develop are capable of producing certain target cannabinoids above a minimum productivity level, we will issue to Ginkgo up to approximately 14.7 million common shares in the aggregate. To date, we have issued approximately 2.9 million common shares to Ginkgo in respect of certain Equity Milestone Events that have occurred. Additional tranches of these common shares will be issued as each of the Equity Milestone Events is reached. The issuance of such common shares, if any, would dilute holders of our common shares. In addition, Altria has pre-emptive rights to subscribe for additional common shares in us following any issuances we make to Ginkgo pursuant to the Ginkgo Collaboration Agreement, and the issuance of such common shares, if any, would further dilute holders of our common shares. Pursuant to the Publicity Rights Agreement, if certain performance milestones are achieved, up to an additional $2 million of common shares in the aggregate may be issued.
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
Our management, directors and employees own a substantial number of our outstanding common shares (on a fully-diluted basis). In addition, as of December 31, 2021, Altria beneficially owned approximately 42% of our outstanding common shares (calculated on a non-diluted basis). As such, our management, directors and employees, as a group, and Altria each are in a position to exercise significant influence over matters requiring shareholder approval, including the election of directors and the determination of significant corporate actions. In addition, these shareholders could delay or prevent a change in control that could otherwise be beneficial to holders of common shares.
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
We will be classified as a passive foreign investment company (“PFIC”) for any taxable year for U.S. federal income tax purposes if for a taxable year, (i) 75% or more of our gross income is passive income, or (ii) 50% or more of the value of our assets either produce passive income or are held for the production of passive income, based on the quarterly average of the fair market value of such assets. The determination of PFIC status depends on interpretive rules and computational conventions that are often unclear. In particular, in making our determination, we are relying on the application of certain “look-through” rules, taking into account certain intercompany items. There is, however, no direct legal authority applying these look-through rules to our particular situation (including to what extent, they apply to intercompany items). Likewise, in light of the volatility of our common share price, we intend to take the position that the spot trading price of our stock at each quarter end, as adjusted by liabilities, does not dictate the determination of the fair market value of our assets. Based on current business plans and financial expectations, an independent valuation report in respect of our assets, and the application of certain look-through rules (including the taking into account of certain intercompany items), we do not expect to be a PFIC for the taxable year ending December 31, 2022. However, PFIC status is determined annually and depends upon the composition of our gross income and assets, both of which are subject to change. Moreover, there can be no assurance that the Internal Revenue Service (“IRS”) or a court will agree with our interpretation of fair market value or its computation, or with our interpretation of the PFIC rules (including the “look-through” rules and the scope of their application, including in respect of intercompany items). Therefore, there can be no assurance as to our PFIC status for the current taxable year or for future taxable years, nor any assurance that the IRS or a court will agree with our determination of our PFIC status.
If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.
The trading market for our common shares depends, in part, on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our common shares or publish inaccurate or unfavorable research about our business, the trading price of our common shares would likely decline. In addition, if our results of operations fail to meet the forecasts of analysts, the trading price of our common shares would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common shares could decrease, which might cause our trading price and trading volume to decline.
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
We will seek to maintain adequate insurance coverage in respect of the risks we face; however, insurance premiums for such insurance may not continue to be commercially justifiable, and there may be coverage limitations and other exclusions which may not be sufficient to cover our potential liabilities.
We have insurance to protect our assets, operations and employees. While we believe our insurance coverage addresses all material risks to which we are exposed in our current state of operations, such insurance is subject to deductibles, coverage limits and exclusions and may not be available or adequate for the risks and hazards to which we are exposed. For example, certain wholesalers, distributors, retailers and other service providers may require suppliers of U.S. hemp products to provide an indemnification from liability in connection with such products, which may not be covered by insurance. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities or will be generally available in the future or, if available, that premiums and deductibles will be commercially justifiable. If we were to incur substantial liability claims and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, there could be a material adverse effect on our business, financial condition and results of operations. Furthermore, our insurers have in the past and may in the future deny us coverage, whether or not such denial is with merit, and we have in the past and may in the future need to commence litigation against such insurers, which could be time consuming and expensive and divert significant management resources, with no assurance that we will be successful in any resulting proceedings.

Tax and accounting requirements may be interpreted or changed in ways that are complex and not necessarily anticipated by us, and we may face difficulty or be unable to implement and/or comply with any such interpretations or changes.
We are subject to numerous tax and accounting requirements, and changes in existing accounting or taxation rules or practices, or varying interpretations of current rules or practices, could have a significant adverse effect on our financial results, the manner in which we conduct our business or the marketability of any of our products. In many countries, including the U.S., we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned and are taxed accordingly. Although we believe that we are in substantial compliance with all applicable regulations and restrictions, we are subject to the risk that governmental authorities could audit our transfer pricing and related practices and assert that additional taxes are owed or that various jurisdictions could assert that we should file tax returns in jurisdictions where we do not file and subject us to additional tax. In the future, the geographic scope of our business may expand, and such expansion will require us to comply with the tax laws and regulations of additional jurisdictions. Requirements as to taxation vary substantially among jurisdictions. Complying with the tax laws and regulations of these jurisdictions can be time consuming and expensive and could potentially subject us to penalties and fees in the future if we failed to comply. In the event that we failed to comply with applicable tax laws and regulations, this could have a material adverse effect on our business, financial condition and results of operations.
Natural disasters, unusual weather, pandemic outbreaks, boycotts and geo-political events or acts of terrorism could adversely affect our operations and financial results.
The occurrence of one or more natural disasters, such as hurricanes, floods and earthquakes, unusually adverse weather, pandemic outbreaks, such as the COVID-19 virus, influenza and other highly communicable diseases or viruses, boycotts and geo-political events, such as civil unrest in countries in which our or our joint ventures’ operations are located and acts of terrorism, or similar disruptions could adversely affect our business, financial condition and results of operations. These events could result in physical damage to one or more of our or our joint ventures’ properties, increases in fuel or other energy prices, the temporary or permanent closure of one or more of our or our joint ventures’ facilities, the temporary lack of an adequate workforce in a market, the temporary or long-term disruption in the supply of products from suppliers, the temporary disruption in the transport of goods, delay in the delivery of goods to our or our joint ventures’ facilities, and disruption to our information systems. Such events could also negatively impact consumer sentiment, reduce demand for consumer products like ours and cause general economic slowdown.
Our financial performance is subject to risks of foreign exchange rate fluctuation, which could result in foreign exchange losses.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Our executive offices are located in Toronto, Ontario in Canada, where we lease office space. As of December 31, 2021, our Rest of World segment owned various manufacturing facilities in the Canadian provinces of Manitoba and Ontario and in Hadera, Israel, as well as a research and development facility in Beit Shemesh, Israel. As of December 31, 2021, our United States segment leased office space and manufacturing facilities in Los Angeles, California. Management believes that our existing facilities are adequate to meet our current requirements and, to the extent that our facilities are leased, comparable space is readily available.

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

Class action complaints relating to restatement of 2019 interim financial statements
On March 11 and 12, 2020, two alleged shareholders of the Company separately filed two putative class action complaints in the U.S. District Court for the Eastern District of New York against the Company and its former Chief Executive Officer (now Executive Chairman) and now former Chief Financial Officer. The court has consolidated the cases, and the consolidated amended complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The consolidated amended complaint generally alleges that certain of the Company’s prior public statements about revenues and internal control were incorrect based on the Company’s disclosures relating to the Audit Committee of the Board’s review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel. The consolidated amended complaint does not quantify a damage request. Defendants moved to dismiss on February 8, 2021.
On June 3, 2020, an alleged shareholder filed a Statement of Claim, as amended on August 12, 2020, in the Ontario Superior Court of Justice in Toronto, Ontario, Canada, seeking, among other things, an order certifying the action as a class action on behalf of a putative class of shareholders and damages of an unspecified amount. The Amended Statement of Claim names (i) the Company, (ii) its former Chief Executive Officer (now Executive Chairman), (iii) now former Chief Financial Officer, (iv) former Chief Financial Officer and Chief Commercial Officer, and (v) current and former members of the Board as defendants and alleges breaches of the Ontario Securities Act, oppression under the Ontario Business Corporations Act and common law misrepresentation. The Amended Statement of Claim generally alleges that certain of the Company’s prior public statements about revenues and internal controls were misrepresentations based on the Company’s March 2, 2020 disclosure that the Audit Committee of the Board was conducting a review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel, and the Company’s subsequent restatement. The Amended Statement of Claim does not quantify a damage request. On June 28, 2021, the Court dismissed motions brought by the plaintiff for leave to commence a claim for misrepresentation under the Ontario Securities Act and for certification of the action as a class action. The plaintiff has appealed the Court’s dismissal of the motions only with respect to the Company, the former Chief Executive Officer (now Executive Chairman), and the now former Chief Financial Officer; the remaining defendants were dismissed from the matter with prejudice and the Company and all individual defendants agreed not to seek costs from plaintiff in connection with the dismissal of the motions.
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
Holders
As of February 28, 2022, there were approximately 100 holders of record of our common shares. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information concerning securities authorized for issuance under equity compensation plans will be set forth in the Company’s definitive proxy statement for its 2022 Annual Meeting of Shareholders or an amendment to this Annual Report to be filed within 120 days of our fiscal year end.
Purchases of Equity Securities by the Issuer and Affiliated Persons
None.
Recent Sales of Unregistered Securities
None.
Performance Graph
The following performance graph compares the cumulative total shareholder return of our common shares as listed on Nasdaq with the cumulative total return of the S&P 500 Index and a market-weighted index of publicly traded peers over the 46-month period beginning on February 27, 2018 and ending on December 31, 2021. The new peer group includes Aurora Cannabis Inc., Canopy Growth Corporation, Green Thumb Industries, Inc., HEXO Corporation, iAnthus Capital Holdings Inc., Organigram Holdings Inc., and Tilray Inc (the “New Peer Group”). The graph assumes that $100 is invested in each of our common shares, the S&P 500 Index, and the indices of publicly traded peers on February 27, 2018 and that all dividends, if applicable, were reinvested. Past performance may not be indicative of future performance.
The old peer group included Aphria Inc., Aurora Cannabis Inc., Canopy Growth Corporation, Green Thumb Industries, Inc., GW Pharmaceuticals plc., HEXO Corporation, iAnthus Capital Holdings Inc., Organigram Holdings Inc., and Tilray Inc. (the “Old Peer Group”). GW Pharmaceuticals plc was removed from the New Peer Group because it was acquired by Jazz Pharmaceuticals plc on May 5, 2021, after which we no longer believe that its business model makes it comparable. Aphria Inc. was removed from the New Peer Group because it merged with Tilray Inc. on May 3, 2021.

COMPARISON OF 46 MONTH CUMULATIVE TOTAL RETURN*

Among Cronos Group Inc., the S&P 500 Index,
Old Peer Group and New Peer Group

$300
$250
$200
$150
$100
$50
$0
2/27/18
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
Cronos Group Inc.
S&P 500
Old Peer Group
New Peer Group

Date	Cronos Group Inc.	S&P 500	Old Peer Group	New Peer Group
February 27, 2018	$100.00	$100.00	$100.00	$100.00
March 31, 2018	$88.32	$97.46	$105.74	$111.22
June 30, 2018	$85.56	$100.81	$117.69	$121.53
September 30, 2018	$145.93	$108.58	$176.06	$190.41
December 31, 2018	$136.35	$93.90	$90.50	$98.39
March 31, 2019	$241.86	$106.71	$137.00	$145.34
June 30, 2019	$209.71	$111.31	$119.05	$124.13
September 30, 2019	$118.77	$113.20	$70.63	$70.99
December 31, 2019	$100.66	$123.46	$57.16	$55.09
March 31, 2020	$74.41	$99.27	$36.06	$32.45
June 30, 2020	$78.87	$119.66	$44.61	$37.99
September 30, 2020	$65.75	$130.35	$38.79	$33.33
December 31, 2020	$91.08	$146.18	$62.64	$58.43
March 31, 2021	$100.00	$155.21	$80.85	$80.99
June 30, 2021	$90.91	$168.47	$70.40	$70.52
September 30, 2021	$59.83	$169.46	$47.17	$47.25
December 31, 2021	$41.44	$188.14	$32.62	$32.67
*$100 invested on 2/27/18 in stock or 2/28/18 in index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2022 Standard & Poor’s, a division of S&P Global. All rights reserved.

Because Cronos Group’s common shares are also traded on the TSX, we are providing additional information in order to enhance the reader’s understanding of our trading history. The following performance graph compares the cumulative total shareholder return of our common shares as listed on the TSX with the cumulative total return of the S&P 500 Index, the New Peer Group and the Old Peer Group over the five-year period beginning on December 31, 2016 and ending on December 31, 2021. The graph assumes that $100 is invested in each of our common shares, the S&P 500 Index, and the indices of the aforementioned peer group and that all dividends, if applicable, were reinvested. Past performance may not be indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cronos Group Inc., the S&P 500 Index,
Old Peer Group and New Peer Group

$1,200
$1,000
$800
$600
$400
$200
$0
12/16
12/17
12/18
12/19
12/20
12/21
Cronos Group Inc.
S&P 500
Old Peer Group
New Peer Group

Date	Cronos Group Inc.	S&P 500	Old Peer Group	New Peer Group
December 31, 2016	$100.00	$100.00	$100.00	$100.00
December 31, 2017	$658.11	$121.83	$137.85	$131.83
December 31, 2018	$971.62	$116.49	$51.97	$39.64
December 31, 2019	$673.65	$153.17	$44.68	$32.37
December 31, 2020	$597.30	$181.35	$55.37	$40.60
December 31, 2021	$100.00	$233.41	$59.61	$44.34
*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2022 Standard & Poor’s, a division of S&P Global. All rights reserved.

Share Information

As of February 28, 2022
Issued and outstanding common shares	374,952,693
Potentially issuable common shares	119,640,656
Total outstanding and potentially issuable shares	494,593,349

ITEM 6. RESERVED
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and related notes, which are included in Item 8 of this Annual Report, to enhance the understanding of our operations and our present business environment. This discussion contains Forward-Looking Statements that involve risks and uncertainties. For more information about our operations and the risks facing our business, see Item 1 “Business” and Item 1A “Risk Factors”, respectively, of this Annual Report.
Business Overview
Cronos Group Inc. is an innovative global cannabinoid company committed to building disruptive intellectual property by advancing cannabis research, technology and product development and are seeking to build an iconic brand portfolio. Cronos Group’s diverse international brand portfolio includes Spinach®, PEACE NATURALS®, Lord Jones®, Happy Dance® and PEACE+™.
Unless otherwise noted or the context indicates otherwise, references in this Annual Report on Form 10-K (this “Annual Report”) to the “Company”, “Cronos Group”, “we”, “us” and “our” refer to Cronos Group Inc., its direct and indirect wholly owned subsidiaries and, if applicable, its joint ventures and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; the term “U.S. hemp” has the meaning given to term “hemp” in the U.S. Agricultural Improvement Act of 2018, including hemp-derived cannabidiol (“CBD”).
Strategy
Cronos Group seeks to create value for shareholders by focusing on four core strategic priorities:
•growing a portfolio of iconic brands that responsibly elevate the consumer experience;
•developing a diversified global sales and distribution network;
•establishing an efficient global supply chain; and
•creating and monetizing disruptive intellectual property.
Business Segments
We report through two segments: “United States” (the “U.S. segment”) and “Rest of World” (the “ROW segment”). These two segments represent the geographic regions in which we operate and the different product offerings within each geographic region.
Recent Developments
COVID-19
In December 2019, an outbreak of a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. Since then, COVID-19 has spread across the globe, including the U.S., Canada and Israel, and other countries in which Cronos Group or its affiliates operate (including Australia and Colombia) and was recognized as a pandemic by the World Health Organization. The COVID-19 pandemic resulted in a sharp contraction in many areas of the global economy and increased volatility and uncertainty in the capital markets. In response to the pandemic, the governments of many countries, provinces, states, municipalities, and other geographic regions took preventative or protective actions, including closures of certain businesses, mandatory quarantines, limits on individuals’ time outside of their homes, travel restrictions and social distancing or other preventative measures. Such measures were eased or lifted in varying degrees by different governments of various countries, states and municipalities throughout 2020 and 2021, but the continued spread of COVID-19 and increased infection rates has caused, and may continue to cause, some jurisdictions to roll back reopening plans that had been underway and re-impose quarantines, border closures, closure of certain businesses and stay-at-home orders.
The COVID-19 pandemic continues to impact the global economy and, specifically, the U.S., Canada, Israel, and the other countries in which Cronos Group or its affiliates operate (including Australia and Colombia). We continue to closely monitor and respond, where possible, to the ongoing COVID-19 pandemic. As the global situation continues to change rapidly, ensuring the health and safety of our employees remains one of our top priorities.
In the U.S., numerous states have continued to remove their COVID-19 related restrictions as the rollout of vaccines continues. This has resulted in the re-opening of, and increased occupancy capacities in, retail outlets, including those that sell our products. Any reinstatement of restrictions on the operations of retail outlets could negatively impact our short-term results of operations in the U.S. Recently in the U.S., there have been a number of supply chain challenges, such as container ships facing delays due to congestion in ports, impacting many industries, including the industries in which we operate. Although we have not yet seen a significant impact from supply chain disruptions, we continue to monitor our supply chain closely.

In Canada, COVID-19 restrictions began gradually easing at the end of June 2021 as the vaccination rate increased. The lockdown measures taken in the first six months of 2021 to slow infection rates negatively impacted our short-term revenue growth in Canada in 2021. Each province is responsible for implementing re-opening plans and certain provinces, including Ontario, are progressing through phases of re-opening which may permit continued increases to the allowance of in-person shopping, typically in the form of percentage of store capacity. All provinces have some form of cannabis retail open to consumers, whether it be restricted in-person shopping, curb-side pickup or delivery. Some provinces have imposed requirements that retail shoppers show proof of vaccination before entering retail stores, which we expect will impact sales of our products in those outlets. Although most COVID-19 restrictions except some capacity limitations were lifted in most provinces during the third and fourth quarters of 2021, the increase in cases related to the Omicron variant beginning in late December has caused the reinstatement of restrictions on non-essential retail stores in some provinces, including Quebec, in January 2022, which we expect will negatively impact our results of operations.
In Israel, most COVID-19 restrictions have been removed as vaccination rates have increased. Occupancy limitations in retail outlets have been removed, including those that sell our products. We do not expect the remaining COVID-19 restrictions to have a material impact on our short-term revenue growth in Israel.
Collectively, the effects of the COVID-19 pandemic have adversely affected our results of operations and, if the effects continue unabated, could continue to do so as long as measures to combat the COVID-19 pandemic remain in effect or supply chains continue to be challenged. At this time, neither the duration nor scope of the disruption can be predicted; therefore, the ultimate impact to the our business cannot be reasonably estimated, but such impact could materially adversely affect our business, financial condition and results of operations.
Despite the impacts of the COVID-19 pandemic, we believe that our significant cash on hand and short-term investments will be adequate to meet liquidity and capital requirements for at least the next twelve months. The impact of reduced interest rates has inhibited our ability to generate interest income, but this has not had, and is not expected to have, a material impact on our liquidity or capital resources.
2021 Business Highlights
PharmaCann Strategic Investment
In June 2021, Cronos Group announced a strategic investment (the “PharmaCann Investment”) in PharmaCann Inc. (“PharmaCann”), a leading vertically integrated U.S. cannabis company. A wholly owned subsidiary of Cronos Group purchased an option (the “PharmaCann Option”) to acquire an approximately 10.5% ownership stake in PharmaCann on a fully-diluted basis for a total consideration of approximately $110.4 million. PharmaCann has a broad geographic footprint in the U.S. and has built an efficient, effective and scalable operating model operating under the Verilife™ brand. The PharmaCann Option exercise will be based upon various factors, including the status of U.S. federal cannabis legalization, as well as regulatory approvals, including in the states where PharmaCann operates that may be required upon exercise. Following the exercise of the PharmaCann Option, Cronos Group and PharmaCann will enter into commercial agreements that would permit each party to offer its products through either party’s distribution channels.
On October 12, 2021, PharmaCann announced that it had entered into a definitive merger agreement with LivWell Holdings, Inc. (“LivWell”) pursuant to which PharmaCann will acquire LivWell (the “LivWell Transaction”). LivWell is a multi-state cannabis cultivation and retail leader based in Colorado. On February 28, 2022, PharmaCann closed the LivWell Transaction. Based upon the terms of the definitive merger agreement, our best estimate is that our ownership percentage in PharmaCann on a fully-diluted basis decreased to approximately 6.7%. Under the terms of our investment in PharmaCann, our rights to nominate an observer or a director to the PharmaCann board of directors could be lost if our ownership drops below 6% on a fully-diluted basis and it sells or transfer all or any portion of the option (subject to certain exceptions). As a result, further dilution could adversely affect our rights under the PharmaCann Option.
Spinach® Branded Product Portfolio Expansion
Throughout 2021, we brought premium high-THC strains to market in the dried flower category under the Spinach® brand, including, GMO Cookies, Atomic Sour Grapefruit and Cocoa Bomba.
In June 2021, we launched SOURZ by Spinach™, an exciting new line of cannabis gummies with bold and unique dual flavor combinations, into the Canadian adult-use market. SOURZ by Spinach™ gummies deliver bold fruit flavors in a distinctive “S” shape with a proprietary coating designed to provide a sour and sweet flavor profile, differentiating the product and elevating the consumer experience.
In October 2021, we launched our first cultured cannabinoid product, the SPINACH FEELZ™ Chill Bliss 2:1 THC|CBG gummy. We, through the Spinach® brand’s new platform and sub-brand, SPINACH FEELZ™, plan to produce a variety of cannabis products that will prominently feature rare cannabinoids, designed to deliver unique and enhanced experiences made possible through proprietary blends of rare cannabinoids alongside more common cannabinoids, like THC and CBD.

Cronos GrowCo
In the third quarter of 2021, Cronos GrowCo, our joint venture in Canada, began selling to Canadian license holders in the wholesale market. In addition, we have begun purchasing dried flower from Cronos GrowCo, marking a milestone in the evolution of our Canadian cannabis supply chain.
Appointments
We appointed Jeff Jacobson Senior Vice President, Head of Growth (North America). Mr. Jacobson previously served as our General Manager of Canada and Europe. Mr. Jacobson has been with Cronos Group since December 2016 and previous to that was a co-founder of Peace Naturals. Mr. Jacobson's expertise and experience in licensing and compliance, new business development, project management and resource management help Cronos Group lead in domestic and international markets.
We have also appointed John Griese Senior Vice President, Head of Operations (North America). Mr. Griese joined Cronos Group in August 2021 as the Vice President of Operations. Mr. Griese has worked with several cannabis organizations and was most recently the Chief Operating Officer (“COO”) for The Supreme Cannabis Company, Inc. (“Supreme”). Prior to Supreme, Mr. Griese garnered cannabis experience during California’s adult use implementation as COO for global cannabis company Creso Pharma Limited. Prior to that he spent the majority of his career in supply chain and operations with PepsiCo, Inc., Nestle and Sofina Foods Inc. Mr. Griese’s experience in building supply chains around the world will help us win in the markets we are in today, while staying nimble in order to move fast and pivot as the industry changes over time.
Bob Madore joined Cronos Group as Chief Financial Officer, effective August 9, 2021. Mr. Madore recently served as Chief Financial Officer of American Eagle Outfitters Inc. from 2016 to 2020. Prior to that, Mr. Madore served in a number of key financial and operational roles at Ralph Lauren Corporation beginning in 2004 through 2016, most recently as Chief Financial Officer from April 2015 to September 2016. Before joining Ralph Lauren, Mr. Madore was Chief Financial Officer for New York & Company from 2003 to 2004, and served as Chief Operating Officer and Chief Financial Officer of FutureBrand, a division of McCann Erickson, from 2001 to 2003. Before that, Mr. Madore held various executive management positions at Nine West Group, Inc. from 1995 through 2000. Mr. Madore began his career in 1987 at Deloitte & Touche in audit services and worked in the firm’s mergers and acquisitions practice from 1993 until 1995.
Carlos Cortez joined Cronos Group as Vice President & Controller, a role which includes serving as Cronos Group’s principal accounting officer. Mr. Cortez joins Cronos Group with over 18 years of experience, most recently serving as Corporate Controller of SharpSpring, Inc., a publicly traded cloud-based marketing technology company. Prior to his time at SharpSpring, Inc., Mr. Cortez was the Senior Finance Director – Record to Report for Discovery, Inc., a publicly traded global media company, from August 2019 until December 2020. Prior to his time at Discovery, Inc., Mr. Cortez spent five years as Corporate Controller for Malibu Boats, Inc., a publicly traded manufacturer of recreational powerboats.
Strategic and Organizational Update
Following the evaluation of our global supply chain, we announced the planned exit of our Peace Naturals Campus in Stayner, Ontario, Canada (the “Stayner Facility”).
We will continue to operate the Peace Naturals Campus with a phased reduction and transition of activities with a planned exit from the Stayner Facility by the end of 2022. Various research and development initiatives, inclusive of cannabinoid formulation, product development, tissue culture and micropropagation, will continue across multiple facilities available to us.
We have focused on building joint ventures and partnerships around the world, such as with Cronos GrowCo. As Cronos GrowCo has developed its capabilities, it has become an important component of our biomass supply. We intend to obtain a sales license from Health Canada at Cronos GrowCo’s facility to maintain our customer relationships and ability to continue supplying the Canadian market. In addition to further leveraging our joint venture with Cronos GrowCo, we will continue to maintain a network of third-party licensed producers to supplement cultivation and manufacturing needs.
As a result of our planned exit from the Stayner Facility, we have incurred a $119.9 million non-cash impairment charge on long-lived assets in the fourth quarter of 2021. In addition, we expect to incur charges of approximately $4.5 million in connection with the planned exit, all of which impact the ROW segment. These charges include employee-related costs, such as severance, relocation and other termination benefits, as well as contract termination and other related costs, which are expected to be incurred primarily in the second half of 2022. In addition, we anticipate capital expenditures of approximately $2.5 million to modernize information technology systems and build distribution capabilities. These anticipated charges and capital expenditures are subject to a number of assumptions, including product costs, the timing of certain events, market factors and others. As a result of these assumptions, actual results may differ materially.

Canadian Medical Market.
We exited the direct-to-client medical cannabis market in Canada in the fourth quarter of 2021. Beginning in the first quarter of 2022, our PEACE NATURALS® medical cannabis products will be sold in Canada through the Medical Cannabis by Shoppers Drug Mart™ platform.
2020 Compared to 2019
Results of Operations
For a discussion of our 2020 results of operations compared to 2019, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Cash Flows
For a discussion of our 2020 cash flows compared to 2019, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Foreign currency exchange rates
All currency amounts in this Annual Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of December 31, 2021 and December 31, 2020, as reported on Bloomberg. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The consolidated statements of net income (loss) and comprehensive income (loss) and consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, as reported on Bloomberg.
The exchange rates used to translate from Canadian dollars (“C$”) to dollars are shown below:

(Exchange rates are shown as C$ per $)	Year ended December 31,
	2021	2020	2019
Average rate	1.2541	1.3411	1.3268
Spot rate	1.2746	1.2751	1.2990

Consolidated Results of Operations
The tables below sets forth our consolidated results of operations, expressed in thousands of U.S. dollars for the periods presented. Our consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods.

	Year ended December 31,
	2021	2020
Net revenue before excise taxes	$89,486	$54,353
Excise taxes	(15,051)	(7,634)
Net revenue	74,435	46,719
Cost of sales	80,008	46,497
Inventory write-down	11,961	26,055
Gross profit	(17,534)	(25,833)
Operating expenses:
Sales and marketing	44,937	34,386
Research and development	23,331	20,366
General and administrative	96,482	80,569
Share-based payments	10,151	15,361
Depreciation and amortization	4,484	2,872
Impairment loss on goodwill and indefinite-lived intangible assets	236,056	40,000
Impairment loss on long-lived assets	127,619	—
Total operating expenses	543,060	193,554
Operating loss	(560,594)	(219,387)
Other income	163,459	146,114
Income tax benefit (expense)	431	(1,347)
Loss from discontinued operations	(500)	(650)
Net loss	(397,204)	(75,270)
Net loss attributable to non-controlling interest	(1,097)	(2,133)
Net loss attributable to Cronos Group	$(396,107)	$(73,137)
Summary of select financial results

	Year ended December 31,		Change
	2021	2020	$	%
Net revenue	$74,435	$46,719	$27,716	59%
Cost of sales	80,008	46,497	33,511	72%
Inventory write-down	11,961	26,055	(14,094)	(54)%
Gross profit	(17,534)	(25,833)	8,299	32%
Gross margin(i)	(24)%	(55)%	N/A	31	pp
(i)Gross margin is defined as gross profit divided by net revenue.
Net revenue
For the fiscal year 2021 (“FY 2021”), we reported consolidated net revenue of $74.4 million, representing an increase of $27.7 million from the fiscal year 2020 (“FY 2020”). This change was primarily due to an increase in sales in the Rest of World (“ROW”) segment in FY 2021 compared to FY 2020, driven by the continued growth of the adult-use market in Canada and higher sales in the Israeli medical market, partially offset by strategic price reductions on various adult-use cannabis products in Canada in FY 2021.
Cost of sales
For FY 2021, we reported consolidated cost of sales of $80.0 million, representing an increase of $33.5 million from FY 2020. This change was primarily due to increased sales volumes, inventory adjustments to reflect net realizable value, and increased production costs on new products launched in the ROW and U.S. segments.

Inventory write-downs
For FY 2021, we reported consolidated inventory write-downs of $12.0 million, representing a decrease of $14.1 million from FY 2020. The decrease was primarily due to higher inventory write-downs in FY 2020 related to the increasing pricing pressures in the Canadian market, which resulted in reducing carrying amounts to net realizable value. During FY 2021, write-downs related to adjustments for obsolete inventory in Canada, and write-downs for cannabis strains and products with potency levels that are no longer in-line with consumer preferences in the Canadian market.
Gross profit
For FY 2021, we reported consolidated gross profit of $(17.5) million, representing an improvement of $8.3 million from FY 2020. The increase in gross profit is primarily due to lower inventory write-downs in FY 2021 and a favorable sales mix of our cannabis extract products in the ROW segment.
Operating expenses

	Year ended December 31,		Change
	2021	2020	$	%
Sales and marketing	$44,937	$34,386	$10,551	31%
Research and development	23,331	20,366	2,965	15%
General and administrative	96,482	80,569	15,913	20%
Share-based payments	10,151	15,361	(5,210)	(34)%
Depreciation and amortization	4,484	2,872	1,612	56%
Impairment loss on goodwill and indefinite-lived intangible assets	236,056	40,000	196,056	490%
Impairment loss on long-lived assets	127,619	—	127,619	N/A
Operating expenses	$543,060	$193,554	$349,506	181%
Sales and marketing
For FY 2021, we reported sales and marketing expenses of $44.9 million, representing an increase of $10.6 million from FY 2020. The increase was primarily due to efforts to expand our advertising and marketing campaigns related to our brands in the U.S. and ROW segments, as well as the increased headcount and other costs related to these efforts.
Research and development
For FY 2021, we reported research and development expenses of $23.3 million, representing an increase of $3.0 million from FY 2020. This increase was primarily due to additional spending on product development and developing cannabinoid intellectual property in the ROW segment.
General and administrative
For FY 2021, we reported general and administrative expenses of $96.5 million, representing an increase of $15.9 million from FY 2020. The increase was primarily due to recognizing additional allowances for expected credit losses of $12.0 million on our loans receivable in the ROW segment, as well as increased headcount in both the ROW and U.S. segments.
Share-based payments
For FY 2021, we reported share-based payment expenses of $10.2 million, representing a decrease of $5.2 million from FY 2020. The decrease was primarily due to the acceleration of restricted share units pursuant to separation agreements with certain employees in the U.S. segment during FY 2020.
Depreciation and amortization
For FY 2021, depreciation and amortization expenses were $4.5 million, representing an increase of $1.6 million from FY 2020. The change was primarily due to in-progress assets placed into service in 2021 and additional capital expenditures in the ROW segment in FY 2021.
Impairment loss on goodwill and indefinite-lived intangible assets
For FY 2021, we reported an impairment loss on goodwill and intangible assets of $236.1 million, representing an increase of $196.1 million from FY 2020. The change was primarily due to a $178.4 million impairment charge on the U.S. reporting unit and a $57.5 million impairment charge on the Lord Jones® brand during the year ended December 31, 2021. For further information, see Note 6 “Goodwill and Intangible Assets, net” to the consolidated financial statements in Item 8 of this Annual Report.

Impairment loss on long-lived assets
For FY 2021, we reported an impairment loss on long-lived assets of $127.6 million, compared to no impairment loss on long-lived assets for FY 2020. For FY 2021, we recorded an impairment charge of $119.9 million on long-lived assets related to the planned exit from the Stayner Facility. Additionally, we recorded impairment charges of $4.8 million in the aggregate related to our exclusive licenses for cannabigerolic acid (“CBGA”) and cannabigerovarinic acid (“CBGVA”) for the difference between the fair value of the licenses and the consideration paid. Furthermore, our U.S. segment recorded an impairment loss of $1.2 million on property, plant, and equipment where the carrying value of those assets was not recoverable and a $1.7 million impairment loss related to ceasing use of certain leased premise and the derecognition of the associated right-of-use asset. See Note 5 “Property, Plant and Equipment, net” Note 6, “Goodwill & Intangible Assets, net” and Note 7 “Leases” to the consolidated financial statements in Item 8 of this Annual Report for additional information.
Total other income, income tax benefit (expense) & loss from discontinued operations

	Year ended December 31,		Change(i)
	2021	2020	$	%
Interest income, net	$9,071	$18,415	$(9,344)	(51)%
Gain on revaluation of derivative liabilities	151,360	129,254	22,106	17%
Gain on disposal of other investments	—	4,789	(4,789)	(100)%
Share of loss from equity accounted investments	(6,313)	(4,510)	(1,803)	40%
Gain (loss) on revaluation of financial instruments	8,611	(9)	8,620	N/M
Other, net	730	(1,825)	2,555	N/M
Total other income	163,459	146,114	17,345	12%
Income tax benefit (expense)	431	(1,347)	1,778	N/M
Loss from discontinued operations	(500)	(650)	150	(23)%
Net loss	$(397,204)	$(75,270)	$(321,934)	(428)%
(i)“N/M” is defined as not meaningful.
Interest income, net
For FY 2021, we reported interest income, net of $9.1 million, representing a decrease of $9.3 million from FY 2020 primarily due to the impact of lower interest rates and lower short-term investment balances during FY 2021 compared to FY 2020.
Gain (loss) on revaluation of derivative liabilities
For FY 2021, we reported a gain on revaluation of derivative liabilities of $151.4 million, representing an increase of $22.1 million from FY 2020 primarily due to a decrease in our share price since December 31, 2020. We expect continued changes in derivative valuations as our share price fluctuates period to period. See Note 8 “Derivative Liabilities” to the consolidated financial statements in Item 8 of this Annual Report for additional information.
Gain on disposal of other investments
For FY 2020, we reported a gain on disposal of other investments of $4.8 million as a result of the sale of shares associated with the Whistler Transaction, as defined below. There were no such transactions in FY 2021. See Note 3 “Investments” to the consolidated financial statements in Item 8 of this Annual Report for additional information.
Share of loss from equity accounted investments
For FY 2021, we reported share of loss from equity accounted investments of $6.3 million, representing an increase in losses of $1.8 million from FY 2020. The change was due to increased recurring losses from our equity accounted investments. See Note 3 “Investments” to the consolidated financial statements in Item 8 of this Annual Report for additional information.
Gain (loss) on revaluation of financial instruments
For FY 2021, we reported a gain on revaluation of financial instruments of $8.6 million, related to our investment in Cronos Australia. See Note 3 “Investments” to the consolidated financial statements in Item 8 of this Annual Report for additional information. The reported loss in FY 2020 was negligible.
Other, net
For FY 2021, we reported other income, net of $0.7 million, compared to other expenses, net of $1.8 million for FY 2020 primarily due to the revaluation of held-for-sale assets related to the land and office building located in Winnipeg, Manitoba, Canada in the second quarter of 2021 compared to the revaluation of held-for-sale assets related to substantially all of the assets of Original B.C. Ltd. (“OGBC”) in FY 2020.

Income tax benefit (expense)
For FY 2021, we reported an income tax benefit of $0.4 million, representing a change of $1.8 million from the FY 2020 income tax expense primarily due to the recognition of current year losses incurred to be carried back against prior period taxable income. See Note 11 “Income Taxes” to the consolidated financial statements in Item 8 of this Annual Report for additional information.
Loss from discontinued operations
For FY 2021, we reported loss from discontinued operations of $0.5 million, representing a decrease in losses of $0.2 million from FY 2020 primarily due to a $0.1 million gain from the sale of OGBC’s property, plant and equipment in FY 2021. See Note 16 “Discontinued Operations and Held-for-sale Assets” to the consolidated financial statements in Item 8 of this Annual Report for additional information.

Results of Operations by Business Segment: FY 2021 compared with FY 2020
The tables below sets forth our consolidated results of operations by our two business segments: the ROW segment and the U.S. segment, expressed in U.S. dollars and in thousands for the periods presented. Our consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods. Certain totals in the tables below will not sum to exactly 100% due to rounding.
Summary of financial results – ROW

	Year ended December 31,		Change
	2021	2020	$	%
Net revenue	$64,561	$37,224	$27,337	73%
Cost of sales	70,193	41,162	29,031	71%
Inventory write-down	11,961	26,055	(14,094)	(54)%
Gross profit	(17,593)	(29,993)	12,400	41%
Gross margin	(27)%	(81)%	N/A	54	pp
Net revenue – ROW

	Year ended December 31,		Change
	2021	2020	$	%
Cannabis flower	$55,194	$27,932	$27,262	98%
Cannabis extracts	8,807	8,759	48	1%
Other	560	533	27	5%
Net revenue	$64,561	$37,224	$27,337	73%
For FY 2021, the ROW segment reported net revenue of $64.6 million, representing an increase of $27.3 million from FY 2020. This increase was primarily due to the continued growth in the adult-use market in Canada attributable to increasing demand for flower and increased sales in the Israeli medical market, partially offset by strategic price reductions on various adult-use cannabis products in Canada in FY 2021.
Cost of sales - ROW
For FY 2021, the ROW segment reported cost of sales of $70.2 million, representing an increase of $29.0 million from FY 2020. This change was primarily due to increased sales volume, inventory adjustments to reflect net realizable value and start-up costs associated with new product development.
Inventory write-downs - ROW
For FY 2021, the ROW segment reported inventory write-downs of $12.0 million, representing a decrease of $14.1 million from FY 2020. The decrease was primarily due to higher inventory write-downs in FY 2020 related to increasing pricing pressures in the Canadian market, which resulted in reducing carrying amounts to net realizable value. This change is primarily due to operational improvements and efficiencies with the cultivation and manufacturing processes which led to more successful products being produced for the Canadian adult-use market that required less adjustments for obsolete inventory, offset by continued write-downs related to obsolete inventory related to the COVE® brand.

Gross profit - ROW
For FY 2021, the ROW segment reported gross profit of $(17.6) million, representing an increase in gross profit of $12.4 million from FY 2020. The increase in gross profit is primarily due to lower inventory write-downs in FY 2021 and a favorable sales mix of our cannabis extract products.

Summary of financial results – U.S.

	Year ended December 31,		Change
	2021	2020	$	%
Net revenue	$9,874	$9,495	$379	4%
Cost of sales	9,815	5,335	4,480	84%
Gross profit	$59	$4,160	$(4,101)	(99)%
Gross margin	1%	44%	N/A	(43)	pp
Net revenue – U.S.
For FY 2021, the U.S. segment reported net revenue of $9.9 million, representing an increase of $0.4 million from FY 2020. The increase primarily due to the introduction of new U.S. hemp-derived CBD products.
Cost of sales – U.S.
For FY 2021, the U.S. segment reported cost of sales of $9.8 million, representing an increase of $4.5 million from FY 2020. This increase was primarily due to the costs associated with the introduction of new U.S. hemp-derived CBD products, inventory valuation adjustments to reflect net realizable value, and increased headcount.
Gross profit – U.S.
For FY 2021, the U.S. segment reported gross profit of $0.1 million, representing a decrease in gross profit of $4.1 million from FY 2020. This decrease was primarily due to the increase in cost of sales, as described above.

Liquidity
We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our business operations and capital expenditures over the next twelve months. Our primary need for liquidity is to fund operations and capital expenditures. Our ability to fund operations and capital expenditures depends on, among other things, future operating performance and cash flows that are subject to general economic conditions and financial and other factors, including factors beyond our control. Historically, we have primarily funded our operations through equity financing. In March 2019, Altria closed a C$2.4 billion (approximately $1.8 billion) investment in us, pursuant to which we issued to certain wholly owned subsidiaries of Altria 149,831,154 of our common shares and one warrant, as further discussed under “Altria Strategic Investment” in Item 1 of this Annual Report.
Cash flows

(In thousands of U.S. dollars)	Year ended December 31,
	2021	2020	2019
Net cash used in operating activities	$(153,616)	$(144,871)	$(131,193)
Net cash provided by (used in) investing activities	(28,898)	20,150	(603,272)
Net cash provided by (used in) financing activities	(13,442)	(3,051)	1,857,860
Effect of foreign currency translation on cash and cash equivalents	4,906	6,102	52,371
Net change in cash	$(191,050)	$(121,670)	$1,175,766
FY 2021 cash flows vs FY 2020 cash flows
Operating activities
During FY 2021, we used $153.6 million of cash in operating activities as compared to $144.9 million in FY 2020, representing an increase of $8.7 million in cash used. This change is primarily driven by a $17.8 million increase in net loss after adjusting for non-cash items, partially offset by a $9.0 million increase in changes in operating assets and liabilities in FY 2021.

Investing activities
During FY 2021, we used $28.9 million of cash in investing activities, as compared to $20.2 million of cash provided by investing activities during FY 2020, representing an increase of $49.0 million in net cash used. This change is primarily driven by the investment in PharmaCann in FY 2021, partially offset by a decrease in cash disbursements related to loans receivable from related parties, primarily Cronos GrowCo, in FY 2021 compared to FY 2020.
Financing activities
During FY 2021, cash used in financing activities was $13.4 million, as compared to $3.1 million of cash used in financing activities in FY 2020, representing an increase of $10.4 million. This change is primarily driven by withholding taxes paid on equity awards in FY 2021 compared to FY 2020, partially offset by amounts advances to non-controlling interests in FY 2020.
Capital resources
As of December 31, 2021, we had $887.0 million in cash and cash equivalents and $117.7 million in short term investments. As of December 31, 2021, we had no external financing.
Cash requirements
In the near-term, we expect to use our available cash and investments to operate our core business and develop new ways to serve our customers as well as invest in our various strategic partnerships and in our investees. We have maintained adequate liquidity to meet working capital requirements.
Our material cash requirements include the following contractual and other obligations as of December 31, 2021:
Leases
We have operating leases for buildings and office space, vehicles and land, and a finance lease relating to equipment. As of December 31, 2021, the future minimum payments required under these leases totaled $10.7 million, with $2.8 million payable within 12 months. Refer to Note 7 “Leases” to the consolidated financial statements in Item 8 of this Annual Report for further information.
Loans receivable with related parties
We have entered into three loan agreements with affiliates. As of December 31, 2021, Cronos GrowCo had approximately $0.8 million undrawn on its loan receivable, with $0.8 million expected to be drawn within 12 months. All other loans receivable have been fully drawn. Refer to Note 4 “Loans Receivable, net” to the consolidated financial statement in Item 8 of this Annual Report for further information.
Purchase obligations
Our purchase obligations primarily consist of contractual obligations to maintain the ordinary course of business through information technology and capital expenditures related to computer software, agricultural supply services, and data analytics. As of December 31, 2021, we had purchase obligations of $17.7 million, with $15.5 million payable within 12 months. Other purchase obligations consist primarily of noncancelable obligations related to maintenance, internet, and telecommunication services. As of December 31, 2021, we had other purchase obligations of $3.3 million, with $1.0 million payable within 12 months.
Research and development obligations
We have entered into multiple R&D contracts with partners such as Ginkgo Bioworks Holdings, Inc. (“Ginkgo”) and Technion Research and Development Foundation of the Technion – Israel Institute of Technology (“Technion”), as well as maintained internal cash requirements related to R&D activities, to continue to improve processes and gain knowledge on the cannabinoid industry. As of December 31, 2021, we had approximately $30.2 million in cash requirements related to R&D, with $20.2 million payable within 12 months. Refer to Note 9 “Commitments and Contingencies” to the consolidated financial statements in Item 8 of this Annual Report for further information.

Non-GAAP Measures
Cronos Group reports its financial results in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). This Annual Report refers to measures not recognized under U.S. GAAP (“non-GAAP measures”). These non-GAAP measures do not have a standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similar measures presented by other companies. Rather, these non-GAAP measures are provided as a supplement to corresponding U.S. GAAP measures to provide additional information regarding our results of operations from management’s perspective. Accordingly, non-GAAP measures should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. All non-GAAP measures presented in this Annual Report are reconciled to their closest reported GAAP measure. Reconciliations of historical adjusted financial measures to corresponding U.S. GAAP measures are provided below.

Adjusted EBITDA
Management reviews Adjusted EBITDA, a non-GAAP measure which excludes non-cash items or items that do not reflect management’s assessment of ongoing business performance of our operating segments. Management defines Adjusted EBITDA as net income (loss) before interest, tax expense, depreciation and amortization adjusted for: share of loss from equity accounted investments; impairment loss on goodwill and intangible assets; impairment loss on long-lived assets; gain on revaluation of derivative liabilities; gain on revaluation of financial instruments; transaction costs related to strategic projects; other, net; loss from discontinued operations; share-based payments; and review and investigation costs related to the restatements of our 2019 and 2021 interim financial statements, including costs related to our responses to the reviews of such financial statements by various regulatory authorities and legal costs defending shareholder class action complaints brought against us as a result of the 2019 restatement (see Part I, Item 3, Legal Proceedings, of this Annual Report for a discussion of the regulatory reviews relating to the restatements of the 2019 and 2021 interim financial statements and shareholder class action complaints relating to the restatement of the 2019 interim financial statements).
Management believes that Adjusted EBITDA provides the most useful insight into underlying business trends and results and provides a more meaningful comparison of year-over-year results. Management uses Adjusted EBITDA for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets.
Adjusted EBITDA is reconciled to net income (loss) as follows:

(in thousands of U.S. dollars)	Year ended December 31, 2021
	US	ROW	Corporate	Total
Net income (loss)	$(283,883)	$(81,811)	$(31,510)	$(397,204)
Interest income, net	(40)	(9,031)	—	(9,071)
Income tax benefit	(89)	(342)	—	(431)
Share of loss from equity accounted investments	—	6,313	—	6,313
Impairment loss on goodwill and indefinite-lived intangible assets(i)	236,019	37	—	236,056
Impairment loss on long-lived assets(ii)	2,955	124,664	—	127,619
Gain on revaluation of derivative liabilities(iii)	—	(151,360)	—	(151,360)
Gain on revaluation of financial instruments(iv)	—	(8,611)	—	(8,611)
Transaction costs(v)	—	—	3,801	3,801
Other, net(vii)	3	(733)	—	(730)
Loss from discontinued operations(viii)	—	500	—	500
Share-based payments(ix)	3,401	6,750	—	10,151
Financial statement review costs(x)	—	—	7,102	7,102
Depreciation and amortization	917	14,485	—	15,402
Adjusted EBITDA	$(40,717)	$(99,139)	$(20,607)	$(160,463)

(in thousands of U.S. dollars)	Year ended December 31, 2020
	US	ROW	Corporate	Total
Net income (loss)	$(77,368)	$32,671	$(30,573)	$(75,270)
Interest expense (income), net	18	(18,433)	—	(18,415)
Income tax expense	323	1,024	—	1,347
Share of loss from equity accounted investments	—	4,510	—	4,510
Impairment loss on goodwill and indefinite-lived intangible assets(i)	40,000	—	—	40,000
Gain on revaluation of derivative liabilities(iii)	—	(129,254)	—	(129,254)
Loss on revaluation of financial instruments(iv)	—	9	—	9
Transaction costs(v)	40	—	—	40
Gain on disposal of investments(vi)	—	(4,789)	—	(4,789)
Other, net(vii)	20	1,805	—	1,825
Loss from discontinued operations(viii)	—	650	—	650
Share-based payments(ix)	8,714	6,647	—	15,361
Financial statement review costs(x)	—	—	9,688	9,688
Depreciation and amortization	234	6,811	—	7,045
Adjusted EBITDA	$(28,019)	$(98,349)	$(20,885)	$(147,253)

(in thousands of U.S. dollars)	Year ended December 31, 2019
	US	ROW		Corporate	Total
Net income (loss)	$(2,888)	$1,180,241		$(11,779)	$1,165,574
Interest income, net	(6)	(27,963)		—	(27,969)
Repurposing charges	—	7,268		—	7,268
Share of loss from equity accounted investments	—	2,009		—	2,009
Gain on revaluation of derivative liabilities(iii)	—	(1,276,819)		—	(1,276,819)
Gain on revaluation of financial instruments(iv)	—	(197)		—	(197)
Transaction costs(v)	117	32,091	32,091	—	32,208
Gain on disposal of investments(vi)	—	(16,277)		—	(16,277)
Loss from discontinued operations(viii)	—	363		—	363
Share-based payments(ix)	900	10,719		—	11,619
Depreciation and amortization	174	3,739		—	3,913
Adjusted EBITDA	$(1,703)	$(84,826)		$(11,779)	$(98,308)
(i)For the year ended December 31, 2021, impairment loss on goodwill and indefinite-lived intangible assets relates to impairment on goodwill and intangible assets related to our U.S. segment and impairment on an indefinite-lived trademark related to our ROW segment. For the year ended December 31, 2020, impairment loss on goodwill and indefinite-lived intangible assets relates to impairment on goodwill and intangible assets related to our U.S. segment. See Note 6 “Goodwill and Intangible Assets, net” to the consolidated financial statements under Item 8 of this Annual Report.
(ii)For the year ended December 31, 2021, impairment loss on long-lived assets relates to impairment charges on property, plant and equipment and definite-lived intangible assets in the Canadian asset group, impairment charges for the differences between the consideration paid to Ginkgo for the achievement of two equity milestones in connection with the Ginkgo Collaboration Agreement and the fair values of the CBGA Exclusive License and CBGVA Exclusive License as well as impairment on leased premises in the U.S. segment. See Note 5 “Property, Plant and Equipment, net” and Note 6 “Goodwill and Intangible Assets, net” to the consolidated financial statements in Item 8 of this Annual Report.
(iii)For the years ended December 31, 2021, 2020 and 2019, the gain on revaluation of derivative liabilities represents the fair value changes on the derivative liabilities. See Note 8 “Derivative Liabilities” to the consolidated financial statements in Item 8 of this Annual Report.
(iv)For the year ended December 31, 2021, gain on revaluation of financial instruments relates primarily to our unrealized holding gain on our mark-to-market investment in Cronos Australia as well as revaluations of financial liabilities resulting from DSUs. For the years ended December 31, 2020 and 2019, gain (loss) on revaluation of financial instruments relates to revaluations of financial liabilities resulting from DSUs. See Note 3 “Investments” to the consolidated financial statements in Item 8 of this Annual Report.
(v)For the years ended December 31, 2021, 2020 and 2019, transaction costs represent legal, financial and other advisory fees and expenses incurred in connection with various strategic investments. These costs are included in general and administrative expenses on the consolidated statements of net income (loss) and comprehensive income (loss).
(vi)For the years ended December 31, 2020 and 2019, gain on disposal of investments is primarily comprised of the gain recorded related to the sale of common shares of Aurora, which were received in connection with the achievement of a milestone related to Aurora’s acquisition of Whistler (“Whistler Transaction”) in 2020 and as a result of the closing of the Whistler Transaction in 2019. There were no disposals of investments during the year ended December 31, 2021. See Note 3 “Investments” to the consolidated financial statements in Item 8 of this Annual Report.
(vii)For the years ended December 31, 2021 and 2020, other, net is primarily related to (gain) loss on reclassification of held-for-sale assets and (gain) loss on disposal of assets.
(viii)For the years ended December 31, 2021, 2020 and 2019, loss from discontinued operations relates to the discontinuance of OGBC. See Note 16 “Held-For-Sale Assets and Discontinued Operations” to the consolidated financial statements in Item 8 of this Annual Report.
(ix)For the years ended December 31, 2021, 2020 and 2019, share-based payments relates to the vesting expenses of share-based compensation awarded to employees under our share-based award plans as described in Note 10 “Share-based Payments” to the consolidated financial statements in Item 8 of this Annual Report.
(x)For the years ended December 31, 2021 and 2020, financial statement review costs include costs related to the restatements of our 2019 and second quarter 2021 interim financial statements, costs related to our responses to requests for information from various regulatory authorities relating to such restatements and legal costs defending shareholder class action complaints brought against us as a result of the 2019 restatement.

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
Refer to Note 1 “Background, Basis of Presentation, and Summary of Significant Accounting Policies” to the consolidated financial statements in Item 8 of this Annual Report for further information on our critical accounting estimates and policies, which are as follows:

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
We believe that the accounting estimate for goodwill and indefinite-lived intangible assets is a critical accounting estimate because of the judgment required in assessing the fair value of each of our reporting units. We estimate fair value through various valuation methods, including the use of discounted expected future cash flows of each reporting unit, as well as the use of the relief-from-royalty method on the Lord Jones® brand. Significant inputs include discount rates, growth rates, and cash flow projections, and, for the Lord Jones® brand, royalty rate. These valuation inputs are considered Level 3 inputs as defined by ASC 820 Fair Value Measurement. The expected future cash flows for each reporting unit are significantly impacted by current market conditions. If these market conditions and resulting expected future cash flows for each reporting unit decline significantly, the actual results for each segment could differ from our estimate, which would cause goodwill to be impaired. Our accounting for goodwill and indefinite-lived intangible assets represents our best estimate of future events.
In the second quarter of 2021, we recognized impairment losses related to goodwill and indefinite-lived intangible assets of $178.4 million and $56.5 million, respectively, in the U.S. reporting unit. During our annual quantitative impairment test in the fourth quarter of 2021, an additional impairment of $1.0 million was recognized on the Lord Jones® brand due to the U.S. segment’s sustained operating losses and lack of revenue growth. In FY 2020, based on our assessments and after considering potential triggering events, including COVID-19, we recognized an impairment loss related to goodwill and indefinite-lived intangible assets of $35 million and $5 million, respectively, in the U.S. reporting unit. During our annual quantitative impairment test in the fourth quarter of 2020, no further impairment was recorded as both fair values of the goodwill as well as the Lord Jones® brand exceeded carrying amount by more than 10%.
Inventory valuation
We value our inventory at lower of cost or net realizable value determined using weighted average cost. Inventory is reflected at the lower of cost or net realizable value considering future demand, market conditions and market prices. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions which do not reflect unanticipated events and circumstances that may occur. We record an inventory valuation adjustment for excess, slow moving, and obsolete inventory that is equal to the excess of the cost of the inventory over the estimated net realizable value. We also experience inventory write-downs due to reduced market prices. The inventory valuation adjustment to net realizable value establishes a new cost basis of the inventory that cannot be subsequently reversed. Inventory valuation adjustments are based on inventory levels, expected product life, and estimated product demand. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels.
Long-lived assets
Long-lived assets are primarily comprised of property, plant, and equipment and definite-lived intangible assets. We evaluate long-lived assets for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying amount of such assets may not be recoverable. Long-lived asset recoverability is assessed on an asset group basis. We group assets and liabilities for our asset groups at the reporting unit level, which is the lowest level for which cash flows are separately identifiable. Long-lived asset recoverability is measured by comparing the carrying amount of the asset group with its estimated future undiscounted pre-tax cash flows over the remaining life of the primary long-lived asset of the asset group. If the carrying amount exceeds the estimated future undiscounted cash flows as part of the recoverability assessment, an impairment charge is recognized equal to the difference between the carrying amount and fair value of the asset group. The impairment charge is allocated to the underlying long-lived assets in the asset group on a relative carrying amount basis; however, carrying amount after allocated impairment is subject to a floor of fair value on an individual asset basis.
We believe the accounting estimates used in the long-lived asset impairment assessment are critical accounting estimates because of the judgment required in identifying indicators of impairment, determining asset groups, assessing future undiscounted cash flows of the asset groups, and as applicable, evaluating the fair value of the determined asset groups as well as the underlying long-lived assets, once indicators of impairment have been identified.

We periodically evaluate whether impairment indicators related to our property, plant and equipment, operating leases and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, early termination of an operating lease, a significant adverse change to the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, we estimate the fair value for the asset or group of assets. We estimate fair value of long-lived assets through various valuation methods, including the use of the indirect cost approach, income approach, and direct comparison approach. The indirect cost approach is based on the estimated cost to reproduce the asset as if new, adjusted for physical deterioration and consideration of functional and economic obsolescence. The income approach is based on estimated rental and capitalization rates. The direct comparison approach is based on recent observable transactions of comparable assets. The estimation of future undiscounted cash flows of the asset groups as well as each of these fair value approaches are significantly impacted by market conditions. A significant adverse change in market conditions could result in fair values that differ from our estimates, which could adversely impact whether an impairment exists and the extent to which an asset group and underlying assets are impaired. The difference between the fair value and the carrying amount of the asset group is recorded as an impairment charge.
During the fourth quarter of 2021, we concluded that indicators of impairment were present with respect to our Canadian asset group. As a result, we estimated the undiscounted cash flows for the Canadian asset group and found that the carrying amount exceeded its undiscounted cash flows. Subsequently, we estimated the fair values of all long-lived assets in the Canadian asset group using the indirect cost approach for personal property, the income and direct comparison approaches for our facility in Stayner, Ontario, Canada, and the indirect cost approach for our facility in Winnipeg, Manitoba Canada, and compared the fair values attributable to the Canadian asset group to their respective carrying amounts and recorded a non-cash impairment charge on long-lived assets of $119.9 million. Refer to Note 5 “Property, Plant and Equipment, net” to the consolidated financial statements in Item 8 of this Annual Report.
We account for the cannabinoid exclusive licenses originating from the Ginkgo Strategic Partnership as definite-lived intangible assets in accordance with the acquisition method of accounting. Equity in Cronos Group issued in exchange for the cannabinoid exclusive licenses are initially recognized and measured at the date of acquisition. Subsequently, we measure each cannabinoid exclusive license at fair value. We believe that the accounting estimate for the cannabinoid exclusive licenses is a critical accounting estimate because of the judgment required in assessing their fair values and the expected future cash flows are significantly impacted by the future expectations for products containing each cannabinoid. We estimate the fair value using the relief-from-royalty method. Each cannabinoid exclusive license is subject to amortization.
In August 2021, the Ginkgo Equity Milestone was achieved related to the cannabinoid CBGA. At that time, we issued 1.5 million shares of Cronos Group valued at $9.0 million based on the observable market price. In exchange, we received process and background intellectual property related to CBGA, as well as the CBGA Exclusive License, which is a perpetual license with exclusivity for ten years from the date the license is granted. An impairment of $1.8 million was recognized to record the CBGA Exclusive License at its fair value of $7.3 million.
In November 2021, the Ginkgo Equity Milestone was achieved related to the cannabinoid CBGVA. At that time, we issued 1.5 million shares of Cronos Group valued at $8.2 million based on the observable market price. In exchange, we received process and background intellectual property related to CBGVA, as well as the CBGVA Exclusive License, which is a perpetual license with exclusivity for ten years from the date the license is granted. An impairment of $3.0 million, was recognized to record the CBGVA Exclusive License at its fair value of $5.3 million.
Refer to Note 6 “Goodwill and Intangible Assets, net” to the consolidated financial statements in Item 8 of this Annual Report.
Valuation of derivative liabilities
Derivative liabilities consist of the Altria Warrant, Pre-emptive Rights, and certain Top-up Rights. We measure derivative liabilities at fair value at each reporting date until settlement with the re-measurement gain or loss being recognized immediately in net income (loss) and comprehensive income (loss). We calculate fair value of the derivative liabilities using the Black-Scholes model. Significant assumptions are used in the valuation of derivative liabilities, including the volatility of our stock price, expected dividend yield, expected term and expected risk-free interest rate. Volatility was based on an equally weighted blended historical and implied volatility level of our underlying equity securities as of December 31, 2021. As of December 31, 2020, volatility was based on our and our peer companies’ blended historical volatility levels. The assumptions used in computing the fair value of derivative liabilities reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. Sensitivity is performed on various inputs, refer to Note 8 “Derivative Liabilities” to the consolidated financial statements in Item 8 of this Annual Report.

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
Loans receivable, net
Loans receivable are presented net of an allowance for credit losses. In the third quarter of 2021, we changed methodologies for estimating the allowance for credit loss on loans receivable from the historical credit loss method to the probability of default method. The probability of default rate is adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. We may also record a specific reserve for individual accounts when we become aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the borrower’s operating results or financial condition. The allowance for credit loss accrual balance was $14.6 million and $2.6 million as of December 31, 2021 and 2020, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those which possess a short-term to maturity. During the year ended December 31, 2021 and December 31, 2020, we had net interest income of $9.1 million and $18.4 million, respectively. A 10% change in the interest rate in effect on December 31, 2021 and December 31, 2020, would not have a material effect on (i) fair value of the cash equivalents and short-term investments as the majority of the portfolio has a maturity date of three months or less, or (ii) net interest income. Management continues to monitor external interest rates and revise our investment strategy as a result.
During the year ended December 31, 2021, our average variable interest rate did not materially change. During the year ended December 31, 2020, our average variable interest rate fell 1.49%, which resulted in a decrease of net interest income of $15.7 million in the period.
Foreign currency risk
Our consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of the annual report are expressed in U.S. dollars. In addition, we have net assets, liabilities, and revenues denominated in foreign currencies, including Canadian dollars and Israeli new shekels. As a result, we are exposed to foreign currency translation gains and losses. Revenue and expenses of all foreign operations are translated into U.S. dollars at the foreign currency exchange rates that approximate the rates in effect during the period when such items are recognized. Appreciating foreign currencies relative to the U.S. dollar will adversely impact operating income and net earnings, while depreciating foreign currencies relative to the U.S. dollar will have a positive impact.
As of December 31, 2021 and December 31, 2020, we had foreign currency gain (loss) on translation of $8.2 million and $15.0 million, respectively. A 10% change in the exchange rates for the Canadian dollar would affect the carrying amount of the net assets by approximately $133.4 million and $170.8 million as of December 31, 2021 and December 31, 2020, respectively. The corresponding impact would be recorded in accumulated other comprehensive income. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains and losses could have a significant, and potentially adverse, effect on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Cronos Group Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cronos Group Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of net income (loss) and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Impact of Ineffective Control Environment
As discussed in Item 9A. Controls and Procedures in the Form 10-K, management identified that a material weakness existed as of December 31, 2021 as the Company did not maintain an effective control environment. Specifically, the control environment did not ensure that senior personnel in the accounting function engaged consistently in appropriate professional conduct and conduct consistent with the Company’s Code of Business Conduct and Ethics.
We identified the evaluation of the sufficiency of audit evidence in response to the material weakness as a critical audit matter. Evaluating the sufficiency of the audit evidence obtained required especially subjective auditor judgement because of the material weakness identified above.
The following are the primary procedures we performed to address this critical audit matter. We applied significant auditor judgment to determine the nature and extent of procedures to be performed over processes for which control reliance could or could not be placed on certain key internal controls as a result of the material weakness. In those areas where we were unable to rely on internal controls, we reflected the effect of the material weakness in our assessment of risk; we increased the number of items selected to perform certain audit procedures and lowered the testing thresholds for investigating differences between recorded amounts and independent expectations developed by us as relative to what we would have done if the Company’s controls were designed and operating effectively; and we evaluated the overall sufficiency of audit evidence obtained by assessing the results of procedures performed.

Evaluation of the impairment loss on goodwill and indefinite-lived intangible asset
As discussed in Notes 1(t) and 6(a) to the consolidated financial statements, the Company’s reporting units and indefinite-lived intangible assets are reviewed for impairment annually in the fourth quarter or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying amount. An impairment charge would be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. As discussed in Note 6(a) to the consolidated financial statements, the Company determines the fair values of its U.S. reporting unit and the Lord Jones brand indefinite-lived intangible asset using a discounted cash flow method on the reporting unit and the relief-from-royalty method on the Lord Jones brand. Significant inputs include discount rates, growth rates, and cash flow projections, and, for the Lord Jones brand, royalty rate. As discussed in Notes 6(a) and 6(b) to the consolidated financial statements, the Company recorded impairment losses of $178,414 thousand against the goodwill in the U.S. reporting unit and $57,500 thousand against the Lord Jones brand for the year ended December 31, 2021.
We identified the evaluation of the impairment losses on the U.S. reporting unit goodwill and Lord Jones brand as a critical audit matter. The evaluation of the Company’s significant inputs including the growth rates and, discount rates, and for the Lord Jones brand, royalty rate, required a high degree of auditor judgment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the growth rates by comparing against external analyst expectations for the industry in the United States. We involved valuation professionals with specialized skills and knowledge who assisted in:
•evaluating the discount rates by comparing against the internal rates of return and comparing the weighted average cost of capital to a range that was independently developed using publicly available market data for comparable entities
•evaluating the royalty rate which was applied to estimate forecasted revenues, to calculate forecasted royalty income, using industry knowledge, and considering comparable brand royalty rates and qualitative factors specific to the brand.
/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants
We have served as the Company’s auditor since 2018.

Vaughan, Canada
March 1, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Cronos Group Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Cronos Group Inc.’s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of net income (loss) and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the following have been identified and included in management’s assessment:
•an ineffective control environment which (i) did not ensure that senior personnel in the Company’s accounting function engaged consistently in appropriate professional conduct and conduct consistent with the Company’s Code of Business Conduct and Ethics; and (ii) lacked personnel in the accounting function with appropriate level of knowledge and experience in U.S. GAAP sufficient to properly assess evidence and interpret accounting rules; and
•the Company did not design and maintain effective controls to assess goodwill and indefinite-lived intangible asset for potential impairment.
The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report on Form 10-K item 9A(b) Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants
Vaughan, Canada
March 1, 2022

CRONOS GROUP INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
Cronos Group Inc.
Consolidated Balance Sheets
As of December 31, 2021 and 2020
(In thousands of U.S. dollars)

	As of December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$886,973	$1,078,023
Short-term investments	117,684	211,766
Accounts receivable, net	22,067	8,928
Other receivables	5,765	10,033
Current portion of loans receivable, net	5,460	7,083
Prepaids and other current assets	8,967	11,161
Inventory, net	32,802	44,002
Held-for-sale assets	—	1,176
Total current assets	1,079,718	1,372,172
Investments in equity accounted investees, net	16,764	19,235
Other investments	118,392	—
Non-current portion of loans receivable, net	80,635	87,191
Property, plant and equipment, net	74,070	187,599
Right-of-use assets	8,882	9,776
Goodwill	1,098	179,522
Intangible assets, net	18,079	69,720
Other assets	100	467
Total assets	$1,397,738	$1,925,682
Liabilities
Current liabilities
Accounts payable	$11,218	$19,346
Accrued liabilities	26,069	22,756
Current portion of lease obligation	2,711	1,322
Derivative liabilities	14,375	163,410
Total current liabilities	54,373	206,834
Due to non-controlling interests	1,913	2,188
Non-current portion of lease obligation	7,095	8,492
Deferred income tax liability	81	—
Total liabilities	63,462	217,514
Shareholders’ equity
Share capital (authorized for issue as of December 31, 2021 and 2020: unlimited; shares outstanding as of December 31, 2021 and 2020: 374,952,693 and 360,253,332, respectively)	595,497	569,260
Additional paid-in capital	32,465	34,596
Retained earnings	659,416	1,064,509
Accumulated other comprehensive income	49,865	42,999
Total equity attributable to shareholders of Cronos Group	1,337,243	1,711,364
Non-controlling interests	(2,967)	(3,196)
Total shareholders’ equity	1,334,276	1,708,168
Total liabilities and shareholders’ equity	$1,397,738	$1,925,682
See notes to consolidated financial statements.

Cronos Group Inc.
Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S dollars, except share and per share amounts)

	Year ended December 31,
	2021	2020	2019
Net revenue, before excise taxes	$89,486	$54,353	$25,639
Excise taxes	(15,051)	(7,634)	(1,889)
Net revenue	74,435	46,719	23,750
Cost of sales	80,008	46,497	12,174
Inventory write-down	11,961	26,055	29,173
Gross profit	(17,534)	(25,833)	(17,597)
Operating expenses
Sales and marketing	44,937	34,386	23,048
Research and development	23,331	20,366	12,155
General and administrative	96,482	80,569	81,479
Share-based payments	10,151	15,361	11,619
Depreciation and amortization	4,484	2,872	2,090
Impairment loss on goodwill and indefinite-lived intangible assets	236,056	40,000	—
Impairment loss on long-lived assets	127,619	—	—
Repurposing charges	—	—	5,328
Total operating expenses	543,060	193,554	135,719
Operating loss	(560,594)	(219,387)	(153,316)
Other income (expense)
Interest income, net	9,071	18,415	27,969
Gain on revaluation of derivative liabilities	151,360	129,254	1,276,819
Gain on disposal of investments	—	4,789	16,277
Share of loss from equity accounted investments	(6,313)	(4,510)	(2,009)
Gain (loss) on revaluation of financial instruments	8,611	(9)	197
Other, net	730	(1,825)	—
Total other income	163,459	146,114	1,319,253
Income (loss) before income taxes	(397,135)	(73,273)	1,165,937
Income tax expense (benefit)	(431)	1,347	—
Income (loss) from continuing operations	(396,704)	(74,620)	1,165,937
Loss from discontinued operations	(500)	(650)	(363)
Net income (loss)	(397,204)	(75,270)	1,165,574
Net loss attributable to non-controlling interest	(1,097)	(2,133)	(932)
Net income (loss) attributable to Cronos Group	$(396,107)	$(73,137)	$1,166,506

Comprehensive income (loss)
Net income (loss)	$(397,204)	$(75,270)	$1,165,574
Foreign exchange gain on translation	8,192	14,951	37,687
Comprehensive income (loss)	(389,012)	(60,319)	1,203,261
Comprehensive income (loss) attributable to non-controlling interest	229	(2,343)	(953)
Comprehensive income (loss) attributable to Cronos Group	$(389,241)	$(57,976)	$1,204,214
Net income (loss) from continuing operations per share
Basic	$(1.07)	$(0.21)	$3.76
Diluted	$(1.07)	$(0.21)	$3.33
See notes to consolidated financial statements.

Cronos Group Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S dollars, except number of share amounts)

	Number of shares	Share capital	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2021	360,253,332	$569,260	$34,596	$1,064,509	$42,999	$(3,196)	$1,708,168
Warrants exercised	7,842,859	1,165	(1,163)	—	—	—	2
Vesting of options	—	—	7,604	—	—	—	7,604
Options exercised	3,814,964	3,447	(3,433)	—	—	—	14
Restricted share units settled	106,558	676	(676)	—	—	—	—
Share issuance pursuant to research and development milestones	2,934,980	17,374	—	—	—	—	17,374
Withholding taxes on share-based awards	—	—	(1,301)	(12,157)	—	—	(13,458)
Vesting of restricted share units	—	—	2,547	—	—	—	2,547
Vesting of common shares issued in connection with the use of certain publicity rights in brand development	—	2,000	(626)	—	—	—	1,374
Recovery of forfeited awards	—	—	(281)	(56)	—	—	(337)
Accelerated restricted share units vesting out-of-period adjustment	—	4,802	(4,802)	—	—	—	—
Top-up Rights exercised out-of-period adjustment	—	(3,227)	—	3,227	—	—	—
Net loss	—	—	—	(396,107)	—	(1,097)	(397,204)
Other comprehensive income	—	—	—	—	6,866	1,326	8,192
Balance as of December 31, 2021	374,952,693	$595,497	$32,465	$659,416	$49,865	$(2,967)	$1,334,276

	Number of shares	Share capital	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2020	348,817,472	$561,165	$23,234	$1,137,646	$27,838	$(853)	$1,749,030
Warrants exercised	9,755,642	1,244	(1,137)	—	—	—	107
Options exercised	1,266,130	1,586	(1,577)	—	—	—	9
Restricted share units settled	414,088	—	—	—	—	—	—
Vesting of options	—	—	7,185	—	—	—	7,185
Vesting of restricted share units	—	—	8,176	—	—	—	8,176
Vesting of common shares issued in connection with the use of certain publicity rights in brand development	—	2,000	863	—	—	—	2,863
Taxes withheld on share-based awards	—	—	(2,148)	—	—	—	(2,148)
Top-up Rights exercised	—	3,265	—	—	—	—	3,265
Net loss	—	—	—	(73,137)	—	(2,133)	(75,270)
Other comprehensive income (loss)	—	—	—	—	15,161	(210)	14,951
Balance as of December 31, 2020	360,253,332	$569,260	$34,596	$1,064,509	$42,999	$(3,196)	$1,708,168

Cronos Group Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S dollars, except number of share amounts)

	Number of shares	Share capital	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2019	178,720,022	$175,001	$11,263	$(27,945)	$(9,870)	$100	$148,549
Shares issued	155,773,757	304,411	410	—	—	—	304,821
Share issuance costs	—	(3,722)	—	—	—	—	(3,722)
Warrants exercised	7,390,961	2,034	(596)	—	—	—	1,438
Options exercised	190,349	368	(351)	(915)	—	—	(898)
Vesting of options	—	—	11,619	—	—	—	11,619
Vesting of restricted share units	—	—	889	—	—	—	889
Contribution by non-controlling interests	6,742,383	83,073	—	—	—	—	83,073
Net income (loss)	—	—	—	1,166,506	—	(932)	1,165,574
Other comprehensive income (loss)	—	—	—	—	37,708	(21)	37,687
Balance as of December 31, 2019	348,817,472	$561,165	$23,234	$1,137,646	$27,838	$(853)	$1,749,030
See notes to consolidated financial statements.

Cronos Group Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S dollars)

	Year ended December 31,
	2021	2020	2019
Operating activities
Net income (loss)	$(397,204)	$(75,270)	$1,165,574
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on revaluation of derivative liabilities	(151,360)	(129,254)	(1,276,819)
Impairment loss on goodwill and indefinite-lived intangible assets	236,056	40,000	—
Impairment loss on long-lived assets	127,619	—	—
Expected credit losses on long-term financial assets	12,202	2,437	—
Share-based payments	10,151	15,361	11,619
Depreciation and amortization	15,402	11,176	4,271
Share of loss from investments in equity accounted investees	6,313	4,510	2,009
Gain on disposal of investments	—	(4,789)	(16,277)
Loss (gain) on revaluation of financial instruments	(8,611)	9	(197)
Non-cash sales and marketing	1,383	2,863	410
Non-cash repurposing costs	—	—	4,439
Other non-cash operating activity expense (income)	(3,562)	1,215	(46)
Changes in operating assets and liabilities:
Accounts receivable, net	(13,163)	(4,724)	(566)
Other receivables	3,838	(5,300)	(10,509)
Prepaids and other current assets	3,102	—	(4,585)
Inventory, net	11,565	(4,866)	(23,073)
Accounts payable	(2,373)	(3,292)	(46)
Accrued liabilities	(4,974)	5,053	12,603
Net cash used in operating activities	(153,616)	(144,871)	(131,193)

Investing activities
Proceeds from short-term investments	215,303	296,730	—
Purchase of short-term investments	(119,610)	(201,326)	(299,923)
Purchase of investments	(110,392)	—	(1,658)
Proceeds from sale of investments	—	4,789	19,614
Proceeds from held-for-sale assets	2,770	—	—
Advances to joint ventures, net of repayments	(4,707)	(44,652)	(58,472)
Purchase of property, plant and equipment, net of disposals	(11,144)	(31,412)	(38,664)
Purchase of intangible assets, net of disposals	(1,118)	(3,979)	(289)
Acquisition of Redwood	—	—	(224,295)
Other non-cash investing activity expense	—	—	415
Net cash provided by (used in) investing activities	(28,898)	20,150	(603,272)

Cronos Group Inc.
Consolidated Statements of Cash Flows (continued)
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S dollars)

	Year ended December 31,
	2021	2020	2019
Financing activities
Advance to non-controlling interests	—	(1,019)	—
Withholding taxes paid on equity awards	(13,458)	(2,148)	(915)
Proceeds from Altria Investment	—	—	1,809,556
Proceeds from exercise of Top-up Rights	—	—	67,051
Proceeds from exercise of warrants and options	16	116	1,455
Share issuance costs	—	—	(3,722)
Repayment of construction loan payable	—	—	(15,971)
Advance under Credit Facility	—	—	48,715
Repayment of Credit Facility	—	—	(48,309)
Net cash provided by (used in) financing activities	(13,442)	(3,051)	1,857,860
Effect of foreign currency translation on cash and cash equivalents	4,906	6,102	52,371
Net change in cash and cash equivalents	(191,050)	(121,670)	1,175,766
Cash and cash equivalents, beginning of period	1,078,023	1,199,693	23,927
Cash and cash equivalents, end of period	$886,973	$1,078,023	$1,199,693

Supplementary cash flow information:
Interest paid	$—	$—	$759
Interest received	8,988	18,105	25,520
Taxes paid	892	—	—
See notes to consolidated financial statements.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

1. Background, Basis of Presentation, and Summary of Significant Accounting Policies
(a)Background
Cronos Group Inc. (“Cronos Group” or the “Company”) is incorporated in the province of British Columbia and under the Business Corporations Act (British Columbia) with principal executive offices at 111 Peter St., Suite 300, Toronto, Ontario, M5V 2H1. The Company’s common shares are currently listed on the Toronto Stock Exchange (“TSX”) and Nasdaq Global Market (“Nasdaq”) under the ticker symbol “CRON.”
Cronos Group is an innovative global cannabinoid company committed to building disruptive intellectual property by advancing cannabis research, technology and product development and is seeking to build an iconic brand portfolio. Cronos Group’s diverse international brand portfolio includes Spinach®, PEACE NATURALS®, Lord Jones®, Happy Dance®, and PEACE+™. COVE® was a premium positioned adult-use brand focused on creating crafted experience. The Company no longer produces or distributes products under the COVE® brand.
Cronos Group has established three strategic joint ventures in Canada, Israel, and Colombia. Cronos Israel (as defined herein) is consolidated for financial reporting purposes. The Company also holds approximately 10% of the issued capital of Cronos Australia Limited (“Cronos Australia”) and accounts for its investment under the fair value method of accounting. For additional discussion regarding the joint ventures and strategic investments, see Note 3 “Investments.”
(b)Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of net revenues and expenses during the reporting periods. Certain prior year amounts have been reclassified to conform to the current year presentation of our consolidated financial statements. These reclassifications had no effect on reported results of operations and ending shareholders’ equity.
(c)Basis of consolidation
The accompanying consolidated financial statements include the accounts of the Company, and all entities in which the Company has a controlling voting interest or is the primary beneficiary of a variable interest as of and for the reporting periods. The Company assesses control under the variable interest entity (“VIE”) model to determine whether the Company is the primary beneficiary of that entity’s operations. If an entity is not deemed to be a VIE, the Company consolidates the entity if the Company has a controlling voting interest. Subsidiaries are fully consolidated from the date on which control is transferred to the Company. They are deconsolidated from the date that control ceases. Investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, but does not have control, are accounted for under the equity method of accounting. The Company consolidates the financial results of the following entities, which the Company controls:

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
In the consolidated statements of net income (loss) and comprehensive income (loss), net income (loss) and comprehensive income (loss) are attributed to the equity holders of the Company and to the non-controlling interests. Non-controlling interests in the equity of Cronos Israel are presented separately in the shareholders’ equity section of the consolidated balance sheets and consolidated statements of shareholders’ equity. All intercompany transactions and balances are eliminated upon consolidation.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

(d)Out-of-period adjustments
During the year ended December 31, 2021, the Company identified an error in the accounting related to the withholding taxes on the net exercise of stock options resulting in an understatement of accrued liabilities of $966 and overstatements of other receivables, retained earnings and share capital of $3,202, $3,838 and $330, respectively, as of December 31, 2020. This error was deemed immaterial, and thus the Company has recorded an out-of-period adjustment to the consolidated balance sheet and the consolidated statement of changes in shareholders’ equity during the year ended December 31, 2021 to correct the error. The impact of the out-of-period adjustments are included within the changes in operating assets and liabilities and withholding taxes paid on share-based awards lines in the Company’s consolidated statement of cash flows.
During the year ended December 31, 2021, the Company identified an error in the accounting related to the exercise of Top-up Rights (as defined herein), which resulted in an overstatement of share capital and an understatement of gain on revaluation of derivative liabilities of $3,227 as of December 31, 2020. The error was deemed immaterial, and thus the Company has recorded an out-of-period adjustment to the consolidated balance sheet and the consolidated statement of changes in shareholders’ equity during 2021 to correct the error. The out-of-period adjustment had no impact on the consolidated statements of net income (loss) and comprehensive income (loss) or the consolidated statements of cash flows.
During the year ended December 31, 2021, the Company identified an error in the accounting related to shares issued pursuant to the accelerated vesting of RSUs in the third quarter of 2020, which resulted in an understatement of share capital of $4,802 and an overstatement of additional paid-in-capital of $4,802 as of December 31, 2020. The error was deemed immaterial, and thus the Company has recorded an out-of-period adjustment to the consolidated balance sheet and the consolidated statement of changes in shareholders’ equity during 2021 to correct the error. The out-of-period adjustment had no impact on the consolidated statements of net income (loss) and comprehensive income (loss) or the consolidated statements of cash flows.
(e)Use of estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Significant estimates and assumptions include, among other things, valuation of derivative liabilities, expected credit losses on long-term financial assets, impairment losses on goodwill and indefinite-lived intangible assets, impairment losses on long-lived assets, inventory write-downs, share-bared payments, valuation allowance on deferred income tax assets and uncertain tax liabilities. Actual results could differ from those estimates.
(f)Cash and cash equivalents and short term investments
Cash and cash equivalents are comprised of cash and highly liquid investments that are readily convertible into known amounts of cash with original maturities of three months or less. Cash and cash equivalents include amounts held in dollars, C$ and ILS and security deposits. Short-term investments consist of debt securities that (i) have original maturities of greater than three months and (ii) the Company has the ability to convert into cash within one year.
Short-term investments are classified as held-to-maturity. Our investments classified as held-to-maturity are recorded at cost. Interest earned on short-term investments is recorded in other receivables on the consolidated balance sheets and interest income on the consolidated statements of net income (loss) and comprehensive income (loss). Cash inflows and outflows related to the purchase and maturity of short-term investments are classified as investing activities in the Company’s consolidated statements of cash flows.
(g)Inventory
Inventory is comprised of raw materials, finished goods and work-in-progress, such as pre-harvested cannabis plants, dried cannabis flower, by-products to be extracted, cannabis extracts and by-products, dry cannabis and cannabis extract containers, and boxes. The costs of growing cannabis, including but not limited to labor, utilities, nutrition and irrigation, are capitalized into inventory until the time of harvest.
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

(h)Investments
Variable interest entities
A variable interest entity is an entity having either a total equity investment that is insufficient to finance its activities without additional subordinated financial support or equity investors at risk that lack the ability to control the entity’s activities. Variable interests are investments or other interests that will absorb portions of a VIE’s expected losses or receive portions of the VIE’s expected residual returns. The Company evaluates whether it is the primary beneficiary of each VIE it identifies on a periodic basis and considers the impact of any reconsideration events. The primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE and holds a variable interest that could potentially be significant to the VIE. To make this determination, the Company considers both quantitative and qualitative factors regarding the nature, size and form of its involvement with the VIE. The Company consolidates the VIE when it is determined that it is the primary beneficiary of the VIE.
Equity method investments
The Company accounts for investments in companies over which it has the ability to exercise significant influence but does not hold a controlling financial interest using the equity method. Under the equity method, the Company records its proportionate share of income or loss in the consolidated statements of net income (loss) and comprehensive income (loss). Cash payments to equity method investees such as additional investments and expenses incurred on behalf of investees, as well as payments from equity method investees such as dividends and distributions are recorded as adjustments to investment balances. If the current fair value of an investment falls below its carrying amount, this may indicate that an impairment loss should be recorded. Any impairment losses recognized cannot be reversed in subsequent periods.
Other investments
Other investments include common stock and options in third party entities in which the Company’s influence is deemed non-significant. The Company holds other investments with and without readily determinable fair values. Other investments with readily determinable fair values are recorded using the fair value method of accounting as of period-end on the consolidated balance sheets. Other investments without readily determinable fair values are recorded using the cost method of accounting on the consolidated balance sheets. Other investments without readily determinable fair values are assessed for temporary and other than temporary observable price changes on a periodic basis. Changes in the reported value of other investments are reported in the consolidated statements of net income (loss) and comprehensive income (loss).
(i)Property, plant and equipment
Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Rate
Building and leasehold improvements	15 to 20 years
Machinery and equipment	5 to 7 years
Furniture and fixtures	5 years
Equipment under finance lease	Lesser of term of lease and useful life
When assets are disposed of, the cost and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repairs are charged to expense as incurred. Significant expenditures, which increase productivity or extend the useful life of the asset, are capitalized.
Available for use is defined as the point at which the related property, plant and equipment is operational, including the possession of any requisite licenses. Depreciation commences at the point the assets are available for use.
(j)Definite-lived intangible assets
Intangible assets are recorded at cost less any accumulated amortization and accumulated impairment losses. Intangible assets acquired through a business combination are measured at fair value at the acquisition date.
The Company capitalizes certain costs incurred in connection with its enterprise software, which include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll-related costs for employees who are directly associated with and who devote time to the development of the software for the function intended. All other costs are expensed as incurred.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

Intangible assets with definite useful lives are amortized over their estimated useful lives using the following methods and rates:

	Method	Rate
Software	Straight-line	5 years
Health Canada licenses	Straight-line	Useful life of corresponding facilities
Ginkgo exclusive licenses	Straight-line	10 years
Israeli codes(i)	Straight-line	Useful life of corresponding facilities
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
Intangible assets originating from the strategic partnership (the “Ginkgo Strategic Partnership”) with Ginkgo Bioworks Holdings, Inc. (“Ginkgo”) are accounted for in accordance with the acquisition method of accounting. Equity interests issued in exchange for an asset are initially recognized and measured at the date of acquisition at fair value. We estimate fair value using the relief-from-royalty method and key assumptions include the discount rate and estimated life. Definite-lived intangible assets, including intangible assets originating from the Ginkgo Strategic Partnership, are subject to amortization and reviewed for impairment annually or more frequently when events or changes in circumstances indicate that fair value has been reduced to less than its carrying amount.
(k)Accrued liabilities
Accrued liabilities consist of the following:

	As of December 31,
	2021	2020
Accrued payroll and related expenses	$13,308	$9,697
Accrued professional fees	8,337	7,395
Accrued taxes	3,488	2,843
Other accrued expenses	936	2,821
Total accrued liabilities	$26,069	$22,756
Accrued payroll and related expenses include salaries and wages, bonuses, and other related payroll expenses associated with the Company’s employees. Accrued professional fees include fees for legal expenses, litigation, consulting, marketing, and other related expenses. Accrued taxes include sales, excise and other taxes owed. Other accrued expenses include the fair value of deferred share units outstanding to directors and other general expenses.
(l)Leases
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
The right-of-use asset is subject to impairment testing whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to the Company, while the leased asset is depreciated in accordance with the Company’s depreciation policy if the title is to eventually transfer to the Company.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

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
(m)Derivative liabilities
For financial instruments classified as derivatives that are not designated as hedging instruments or do not qualify for hedge accounting, changes in fair value are recorded in the consolidated statements of net income (loss) and comprehensive income (loss) each period. The Company does not enter into or hold derivative financial instruments for trading or speculative purposes. Derivative liabilities are initially recognized at fair value at the date on which the derivative contract was entered into. Any attributable transaction costs are recognized in net income (loss) as incurred. Subsequent to initial recognition, derivative liabilities are measured at fair value at each reporting date until settlement with the re-measurement gain or loss being recognized immediately in net income (loss) and comprehensive income (loss). For more details on derivative liabilities consisting of the Altria Warrant, Pre-emptive Rights, and certain Top-up Rights, see Note 8 “Derivative Liabilities.”
(n)Capital stock
Capital stock is presented at the fair value at the time of issuance of the shares issued. Costs related to the issuance of shares are reported in equity, net of tax, as a deduction from the issuance proceeds.
(o)Revenue recognition
The Company’s contracts with customers for the sale of dried cannabis, cannabis oil, cannabinoid-derived products and “hemp” (as defined in the U.S. Agricultural Improvement Act of 2018 “U.S. hemp”) derived personal care products consist of one performance obligation. The Company has concluded that revenue from the sale of these products should be recognized at the point in time when control is transferred to the customer, which is upon shipment or delivery, depending on the contract. For consumer sales in the United States segment (the “U.S. segment”), control passes to the customer upon shipment and, thus, revenue is recognized upon the transfer of goods to the shipping carrier in accordance with the terms of service agreed to by the customer at the time of purchase. Revenue is recognized at the transaction price, which is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods to a customer.
Net revenue before excise taxes from sale of goods, as presented in the consolidated statements of net income (loss) and comprehensive income (loss), represents revenue from the sale of goods less expected price discounts, allowances for customer returns and other forms of consideration paid to customers. Net revenue before excise taxes excludes excise taxes, which the Company pays as principal, and excludes duties and taxes collected on behalf of third parties. Excise taxes are a production tax classified as government remittances payable, which when applicable, become payable when a product is delivered to the customer and are not directly related to the value of revenue. Refer to Note 12 “Segment Information and Disaggregated Net Revenue” for further information on disaggregated revenue.
The Company treats shipping and handling activities as a fulfillment cost, classified as cost of sales. Accordingly, the Company accrues all fulfillment costs related to the shipping and handling of consumer goods at the time of shipment. Within the Company’s Rest of World segment (the “ROW segment”), dried cannabis sales outside of Canada may include profit sharing arrangements with distributors which give rise to variable consideration. If the consideration in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the goods to the customer. The variable consideration is estimated using the expected value method, based on the Company’s historical information, at contract inception. The Company’s payment terms vary by customer and product type.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

(p)Research and development
The Company has research and development centers in Canada and Israel which perform scientific research on the interaction of cannabinoids as well as strain development, growing conditions, extraction technology, and biosynthesis. In Canada, fermentation and production related research is performed to further strategic initiatives around rare cannabinoids. In addition, the Company has a collaboration and license agreement with Ginkgo (the “Ginkgo Collaboration Agreement”) to research, produce, and commercialize cultured cannabinoids. Technological feasibility is considered to be established once productivity targets or commercialization are achieved, at which point the exclusive license is recognized at cost less impairment charges. As of the acquisition date of each exclusive license, cost less impairment charges is equal to the fair value. Refer to Note 6 “Goodwill and Intangible Assets, net” for more information on the Ginkgo Collaboration Arrangement. Research and development costs associated with these collective efforts are expensed as incurred as part of operating expenses in the Company’s consolidated statements of net income (loss) and comprehensive income (loss).
(q)Advertising costs
Advertising costs include costs to sell the Company’s products and are expensed as incurred through sales and marketing expenses in the consolidated statements of net income (loss) and comprehensive income (loss). Advertising costs were $11,514, $6,087 and $1,287 for the years ended December 31, 2021, 2020, and 2019, respectively.
(r)Share-based compensation
As described in more detail below, the Company has five share-based compensation plans under which awards have been made: the 2020 Omnibus Plan, the 2018 Stock Option Plan, the 2015 Stock Option Plan, the Employment Inducement Award Plan and the DSU Plan (each as defined below).
Share-based awards consists of equity-settled share-based awards such as stock options and restricted share units (“RSUs”) that are issued to eligible employees, non-executive directors, and non-employees. Cash-settled deferred share units (“DSUs”) that are issued to non-executive directors under the DSU Plan are recorded in accrued liabilities with the fair value adjustment recorded in other income.
Equity instruments granted are initially measured at fair value on the grant date. The fair value of the stock options is determined using the Black-Scholes option pricing model. The fair value of RSUs and DSUs are determined using the market price of the Company’s common shares. This is recognized on a straight-line basis in the consolidated statements of net income (loss) and comprehensive income (loss) over the vesting period for employees, and over the contractual term for non-employees. The fair value of the payout of cash-settled DSUs is determined at each reporting date based on the fair value of the Company’s common shares at the reporting date and is recorded within other liabilities. The related costs for all equity-settled share-based awards are reflected in additional paid-in capital until the awards are settled or exercised. Upon settlement or exercise, shares are issued and the amount previously reflected in the additional paid-in capital is, along with any proceeds paid upon settlement or exercise, credited to share capital. Forfeitures are estimated at the time of grant, and the Company revises these estimates in subsequent periods if there is a difference in actual forfeitures and the estimates.
(s)Impairment of long-lived assets
The Company reviews its long-lived assets, such as property, plant and equipment and definite-lived intangible assets, for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment. In accordance with ASC Topic 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying amount may not be recoverable. The Company periodically reviews for indicators and, if indicators are present, tests the carrying amount of long-lived assets, assessing their fair values based on estimated undiscounted cash flows over their remaining estimated useful lives. The Company groups assets at the lowest level for which cash flows are separately identifiable, referred to as an asset group. If the carrying amount of an asset (or asset group) exceeds its estimated undiscounted future cash flows, an impairment charge is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on discounted cash flows.
(t)Impairment of goodwill and indefinite-lived intangible assets
Goodwill and indefinite-lived intangible assets are not amortized. Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying amount in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. The Company performs an impairment test annually in the fourth quarter by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company determined that it has two segments: the U.S. segment and the Rest of World segment.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

(u)Income taxes
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
A valuation allowance is established to reduce some or all net deferred tax assets to amounts that are more likely than not to be realized. The Company considers all available evidence, both positive and negative, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies, in assessing the need for a valuation allowance.
The Company has a full valuation allowance against its net deferred tax assets, and has concluded, based on the weight of all available evidence, that it is more likely than not that the net deferred tax assets will not be realized, primarily due to the historical net operating losses. The valuation allowance against the net deferred tax assets does not in any way impact the Company’s ability to use future tax deductions such as the Company’s net operating loss carryforwards; rather, the valuation allowance indicates, according to the provisions of Accounting Standards Codification (“ASC”) 740, Income Taxes, it is more likely than not that the deferred tax assets will not be realized. The valuation allowance that was established will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized. The Company’s income tax expense for future periods will be reduced to the extent of corresponding decreases in our valuation allowance. There is uncertainty regarding any future realization of the benefit by the Company of all or part of our net deferred tax assets.
Judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The Company uses a two-step approach for evaluating uncertain tax positions. Step one, recognition, requires us to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. If a tax position is not considered “more likely than not” to be sustained, no benefits of the position are recognized. If we determine that a position is “more likely than not” to be sustained, then we proceed to step two, measurement, which is based on the largest amount of benefit which is more likely than not to be realized on effective settlement. This process involves estimating our actual current tax exposure, including assessing the risks associated with income tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and financial reporting purposes. If actual results differ from our estimates, our net operating loss and credit carryforwards, to the extent not covered by a valuation allowance, could be materially impacted in the period which such determination is made.
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
(v)Foreign currency
The Company’s functional currency is the Canadian dollar (“C$”) and its reporting currency is the U.S. dollar. Functional currencies for the entities in these consolidated financial statements are their respective local currencies, including C$, Australian dollars (“A$”) and Israeli New Shekel (“ILS”). All assets and liabilities of operations with a functional currency other than the U.S. dollar are translated at period-end currency exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss), net of tax. Revenues and expenses of operations, as well as all cash flows, with a functional currency other than the U.S. dollar are translated at the average exchange rates for the period. Transaction gains and losses resulting from changes in foreign currency exchange rates are recorded in either cost of sales, general and administrative expenses, or other, net in the consolidated statements of net income (loss) and comprehensive income (loss).
(w)Segments
Cronos Group reports through two segments: the U.S. segment and the ROW segment. These two segments represent the geographic regions in which the Company operates and the different product offerings within each geographic region. Refer to Note 12 “Segment Information and Disaggregated Net Revenue” for additional information.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

(x)Earnings (loss) per share
The Company presents basic and diluted earnings (loss) per share data for its common shares. Basic earnings (loss) per share is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potentially dilutive common shares.
(y)Fair value measurements
The carrying amount of the Company’s cash and cash equivalents, accounts receivable, other receivables, loans receivable, account payables and other liabilities approximate fair value, given their short-term nature. Cronos Group uses a fair value hierarchy, which gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities, noted as Level 1 measurements, and the lowest priority to unobservable inputs, noted as Level 3 measurements.
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
(z)Assets held for sale and discontinued operations
In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meet the criteria in paragraph ASC 205-20-45-10. In the period in which the component meets held-for-sale or discontinued operations criteria the major current assets, other assets, current liabilities, and other liabilities are reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), are reported as components of net income (loss) separate from the net income (loss) of continuing operations.
During the year ended December 31, 2020, Original B.C. Ltd. (“OGBC”), formerly included within the Rest of World segment, met the criteria for “held-for-sale”. As a result, the Company has reflected amounts relating to OGBC as a disposal group classified as held-for-sale on the consolidated balance sheet and included as part of discontinued operations on the consolidated statements of net income (loss) and comprehensive income (loss) for all periods presented. OGBC is no longer included in the segment reporting following the reclassification to discontinued operations. During the year ended December 31, 2021, the Company sold its OGBC assets previously classified as held-for-sale. Discontinued operations are described in further detail in Note 16 “Held-For-Sale Assets and Discontinued Operations.”
(aa)Adoption of new accounting pronouncements
On January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU No. 2020-01”). ASU No. 2020-01 clarifies the interaction of accounting for the transition into and out of the equity method as well as measuring certain purchased options and forward contracts to acquire investments. The adoption of ASU No. 2020-01 did not have an impact on the Company’s consolidated financial statements.
On January 1, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”). ASU No. 2019-12 eliminates certain exceptions and simplifies the application of U.S. GAAP-related changes in enacted tax laws or rates and employee stock option plans. The adoption of ASU No. 2019-12 did not have an impact on the Company’s consolidated financial statements.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

(ab)New accounting pronouncements not yet adopted
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815–40) (“ASU No. 2020-06”). ASU No. 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU No 2020-06 is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. ASU No 2020-06 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company does not expect the adoption of ASU No. 2020-06 to have a material impact on its consolidated financial statements.

2. Inventory, net
Inventory, net is comprised of the following items:

	As of December 31,
	2021	2020
Raw materials	$9,211	$11,489
Work-in-progress	12,405	26,278
Finished goods	10,778	5,905
Supplies and consumables	408	330
Total	$32,802	$44,002

3. Investments
(a)Variable interest entities and investments in equity accounted investees, net
The Company holds variable interests in Cronos Growing Company Inc. (“Cronos GrowCo”), NatuEra S.à.r.l. (“Natuera”) and Cannasoul Lab Services Ltd. (“CLS”). The Company’s investments in Cronos GrowCo and Natuera are exposed to economic variability from each entity’s performance; however, the Company does not consolidate the entities as it does not have the power to direct the activities that most significantly impact each entity’s economic performance. Thus, the Company is not considered the primary beneficiary of each entity. These investments are accounted for as equity method investments classified as “Investments in equity accounted investees, net” in the consolidated balance sheets.
Cronos GrowCo
Cronos GrowCo is a joint venture incorporated under the Canada Business Corporations Act (“CBCA”) on June 14, 2018 with the objective of cultivating and commercializing cannabis and cannabis products. Cronos GrowCo’s economic performance is driven by the day-to-day operations of Cronos GrowCo, which are controlled by 2645485 Ontario Inc. (“Mucci”), the Company’s joint venture partner. During the year ended December 31, 2021, the Company concluded that lower than expected sales forecasts combined with the increase to the aggregate principal amount of the GrowCo Facility (as defined below) were indicators of impairment for the Company’s equity method investment in Cronos GrowCo. Accordingly, the Company performed a quantitative impairment assessment in the third quarter of 2021 to compare the fair value of the investment in Cronos GrowCo to its carrying amount. The fair value was estimated using the discounted cash flow method. Significant inputs include discount rate, growth rates, and cash flow projections. As a result of this analysis, the Company concluded that as of September 30, 2021, the estimated fair value was higher than the carrying amount and no impairment charges were recorded.
MedMen
MedMen Canada Inc. (“MedMen Canada”) was a joint venture incorporated under the CBCA on March 13, 2018, with the objective of the retail sale and marketing of cannabis products in Canada. The Company held variable interests in MedMen Canada through its ownership of 50% of MedMen Canada’s common shares and other subordinated debt. Effective as of December 31, 2021, the Company and MedMen Enterprises, Inc., the joint venture partner (“the MedMen JV Partner”), dissolved MedMen Canada due to its prolonged inactivity and a lack of business operations. In accordance with the MedMen dissolution agreement, cash of $256 and $220 was distributed to the Company and the MedMen JV Partner, respectively. The remaining $118 of cash held by MedMen Canada will be used to settle any remaining legal fees and related charges. Any remaining funds will then be distributed equally between the Company and the MedMen JV Partner.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

Natuera
Natuera is a joint venture registered in Luxembourg with the objective of cultivating and commercializing hemp and cannabis products. The Company holds variable interests in Natuera through its ownership of 50% of Natuera’s common shares. An affiliate of Agroidea SAS, a Colombian agricultural services provider, owns the remaining 50% of Natuera’s common shares (such affiliate, the “Natuera JV Partner”). Natuera’s economic performance is driven by the quantity and strains of cannabis grown, which is mutually determined by the joint venture partners. During the year ended December 31, 2021, the Company concluded that lower than expected sales forecasts as of December 31, 2021 were an other than temporary indicator of impairment for the Company’s equity method investment in Natuera. Accordingly, the Company performed a qualitative assessment to determine whether there was any value remaining in the investment. As a result of this analysis, the Company concluded that, as of December 31, 2021, the estimated fair value was zero, and $167 was recorded as an impairment loss on equity method investees on the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2021.
CLS
CLS is a wholly owned subsidiary of Cannasoul Analytics Ltd., incorporated with the purpose of establishing a commercial cannabis analytical testing laboratory located on the premises of Cronos Israel (the “Cannasoul Collaboration”). Cronos Israel agreed to advance up to ILS 8,297 ($2,664) by a non-recourse loan (the “Cannasoul Collaboration Loan”) to CLS over a period of two years from April 1, 2020 for the capital and operating expenditures of the laboratory. The loan bears interest at 3.5% annually. Cronos Israel will receive 70% of the profits of the laboratory until such time as it has recovered 150% of the amounts advanced to CLS, after which time it will receive 50% of the laboratory profits. As a result, the Company is exposed to economic variability from CLS’s performance. The Company does not consolidate CLS as it does not have the power to direct the activities that most significantly impact the entity’s economic performance; thus, the Company is not considered the primary beneficiary of the entity. The carrying amount of the non-recourse loan is recorded under loans receivable and the full loan amount, ILS 8,297, represents the Company’s maximum potential exposure to losses through the Cannasoul Collaboration. See Note 4 “Loans Receivable, net” for further information regarding loans receivable.
A reconciliation of the carrying amount of the investments in equity method investees, net is as follows:

	Ownership interest	As of December 31,
		2021	2020
Cronos Australia(i)	31%	N/A	$—
Cronos GrowCo	50%	$16,764	19,235
Natuera(ii, iii)	50%	—	—
		$16,764	$19,235
(i)As of December 31, 2021, the Company held an approximately 10% ownership interest in Cronos Australia, which is included in other investments on the consolidated balance sheet. As such, the Company’s investment in Cronos Australia is no longer included as an investment in equity-method investees in the table above. As of December 31, 2020, the Company held an approximately 31% ownership interest in Cronos Australia. The gross investment balance in Cronos Australia was offset by equity losses as of December 31, 2020.
(ii)On April 1, 2021, the Company and the Natuera JV Partner, converted all advances made to Natuera under the master loan agreement entered into with Natuera on September 27, 2019 (the “Natuera Series A Loan”), plus accrued interest, into equity of Natuera. Total aggregate gross advances to Natuera under the Natuera Series A Loan were $15,500, of which the Company advanced 50% and the Natuera JV Partner advanced the remaining 50%, or $7,750 each. As a result, the Company transferred the carrying amount of the Natuera Series A Loan of approximately $2,013 plus accrued interest of $540, for a total investment value of $2,553, which approximated the then fair value, to investments in equity accounted investees in respect of Natuera. See Note 4 “Loans Receivable, net.”
(iii)As of December 31, 2021, the Company concluded that the estimated fair value of the investment in Natuera was lower than the carrying amount resulting in an impairment charge of $167 being recorded as an impairment loss on equity method investees in the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2021.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

The following is a summary of the Company’s share of net losses from equity investments accounted for under the equity method of accounting:

	Year ended December 31,
	2021	2020	2019
Whistler Medicinal Marijuana Company (“Whistler”)(i)	$—	$—	$29
Cronos Australia(ii)	(48)	(363)	(1,101)
Cronos GrowCo	(2,518)	(1,537)	(167)
MedMen Canada(iii)	—	—	35
Natuera(iv)	(3,747)	(2,610)	(805)
	$(6,313)	$(4,510)	$(2,009)
(i)Whistler was incorporated in British Columbia, Canada and is a license holder under the Cannabis Act (Canada) with production facilities in British Columbia, Canada. The Company fully divested its investment in Whistler during 2019.
(ii)As of December 31, 2021, the Company held a 10% ownership interest in Cronos Australia and Cronos Australia is no longer considered an equity-method investee. As of December 31, 2020, and up to December 16, 2021, the Company held a 31% ownership interest in Cronos Australia and was considered an equity-method investee. The gross investment balance in Cronos Australia was offset by equity losses as of December 31, 2020.
(iii)By agreement of the joint venture partners, MedMen Canada was dissolved effective as of December 31, 2021.
(iv)The Company’s share of accumulated net losses in excess of its equity investment in Natuera has been applied as a loss allowance on the loan receivable. See Note 4 “Loans Receivable, net.”
The following is a summary of financial information for the Company’s equity method investments:

	As of December 31,
	2021	2020	2019
Current assets	$5,660	$19,126	$23,200
Non-current assets	125,777	122,099	76,212
Current liabilities	13,457	24,223	52,796
Non-current liabilities	81,594	76,313	33,189

	Year ended December 31,
	2021	2020	2019
Revenue	$8,186	$367	$52
Gross profit	(5,059)	(631)	—
Net loss	(12,603)	(11,453)	(2,048)
The following is a summary of the maximum exposure to loss from the Company’s investments in equity method investees:

	Ownership interest	Other Net Assets (Liabilities)	Maximum Exposure to Loss
Cronos GrowCo	50%	$33,674	$21,125
Natuera	50%	2,712	7,826
Balance as of December 31, 2021		$36,386	$28,951

	Ownership interest	Other Net Assets (Liabilities)	Maximum Exposure to Loss
Cronos Australia(i)	31%	$8,976	$1,530
Cronos GrowCo	50%	109,329	21,125
MedMen Canada(ii)	50%	—	467
Natuera	50%	(6,849)	8,154
Balance as of December 31, 2020		$111,456	$31,276
(i)As of December 31, 2021, the Company held an approximately 10% ownership interest in Cronos Australia which is included in other investments on the consolidated balance sheet. As such, the Company’s maximum exposure to loss from the Company’s investment in Cronos Australia is no longer included in the table above. As of December 31, 2020, the Company held an approximately 31% ownership interest in Cronos Australia.
(ii)By agreement of the joint venture partners, MedMen Canada was dissolved effective as of December 31, 2021.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

(b)Other investments
Other investments consist of investments in common shares and options of two companies in the cannabis industry. A reconciliation of the carrying amount of the other investments is as follows:

	Ownership interest	As of December 31,
		2021	2020
PharmaCann, Inc.	10.5%	$110,392	$—
Cronos Australia	10%	8,000	N/A
		$118,392	$—
PharmaCann
On June 14, 2021, the Company purchased an option (the “PharmaCann Option”) to acquire 473,787 shares of Class A Common Stock of PharmaCann, Inc. (“PharmaCann”), a vertically integrated cannabis company in the United States, at an exercise price of $0.0001 per share, representing approximately 10.5% of PharmaCann’s issued and outstanding capital stock on a fully-diluted basis as of the date of the PharmaCann Option, for an aggregate purchase price of approximately $110,392. The option exercise will be based upon various factors, including the status of U.S. federal cannabis legalization, as well as regulatory approvals, including in the states where PharmaCann operates that may be required upon exercise. The Company has deemed its influence in PharmaCann to be non-significant. The PharmaCann Option is classified as an investment without a readily determinable fair value in an equity security. The Company measures the PharmaCann Option at cost less accumulated impairment charges, if any, and subsequently adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The PharmaCann Option is reported as other investments on the consolidated balance sheet for the period ended December 31, 2021. On October 12, 2021, PharmaCann announced that it had entered into a definitive merger agreement with LivWell Holdings, Inc. (“LivWell”) pursuant to which PharmaCann will acquire LivWell (the “LivWell Transaction”). LivWell is a multi-state cannabis cultivation and retail leader based in Colorado. Under the terms of the Company’s investment in PharmaCann, the Company’s rights to nominate an observer or a director to the PharmaCann board of directors could be lost if the Company’s ownership drops below 6% on a fully-diluted basis and it sells or transfer all or any portion of the option (subject to certain exceptions). As a result, further dilution could adversely affect the Company’s rights under the PharmaCann Option. As a result of the LivWell Transaction, the value of the Company’s option in PharmaCann could be materially impacted. As of December 31, 2021, the Company performed an assessment on the existence of impairment indicators on the PharmaCann Option and noted no indicators of impairment existed. As such, no impairment loss on the investment was recorded during the year ended December 31, 2021.
Cronos Australia
On September 14, 2021, Cronos Australia entered into a merger agreement to acquire 100% of the issued shares of CDA Health Pty Ltd, an Australian medicinal cannabis company, subject to customary closing conditions, including shareholder approval (the “Cronos Australia Merger”). The Cronos Australia Merger closed on December 16, 2021. In connection with the closing of the Cronos Australia Merger, all advances made under the Company’s A$1,500 unsecured loan to Cronos Australia, plus accrued interest and certain royalties payable, were converted into ordinary shares of Cronos Australia. In addition, the Company’s ownership interest in Cronos Australia decreased to approximately 10% and the Company’s number of Cronos Australia board seats was reduced from two to one. The reduction in ownership interest and board seats constituted a loss of significant influence and resulted in a reclassification on the consolidated balance sheet from investments in equity accounted investees using the equity method of accounting to other investments using the fair value method of accounting, with unrealized holding gains and losses included in net income (loss) on the consolidated statements of net income (loss) and comprehensive income (loss). As a result, the Company recorded a gain on revaluation of other investments of $8,287 included in the gain on revaluation of financial instruments on the statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2021. The Company’s investment in Cronos Australia was $8,000, included in other investments on the balance sheet as of December 31, 2021.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

(c)Disposal of investments
The following is a summary of the Company’s gain from disposals of investments:

	Year ended December 31,
	2021	2020	2019
Canopy Growth Corporation (“Canopy”)(i)	$—	$—	$51
Whistler(ii, iii)	—	—	15,530
Aurora	—	4,789	696
	$—	$4,789	$16,277
(i)The Company sold all remaining 11,602 common shares of Canopy during the year ended December 31, 2019, for net proceeds of $355, resulting in a $51 gain on disposal of investments on the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2019.
(ii)On March 4, 2019, the Company sold all 2,563 shares of Whistler, representing approximately 19.0% of Whistler’s issued and outstanding common shares, to Aurora Cannabis Inc. (“Aurora”), in connection with Aurora’s acquisition of Whistler (the “Whistler Transaction”). As a result of the closing of the Whistler Transaction, the Company received 2,524,341 Aurora common shares. During the year ended December 31, 2019, the Company sold all 2,524,341 common shares of Aurora, for gross proceeds of $19,259, resulting in a $15,530 gain on disposal of investments being recorded on the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2019.
(iii)During the year ended December 31, 2020, in connection with the achievement of certain milestones related to the Whistler Transaction, the Company received 980,662 common shares of Aurora. The Company sold all 980,662 of the Aurora common shares during the year ended December 31, 2020, for gross proceeds of approximately $4,789, resulting in a $4,789 gain on disposal of investments being recorded on the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2020.

4. Loans Receivable, net
Loans receivable, net consists of the following:

	As of December 31,
	2021	2020
Natuera Series A Loan(i)	$—	$3,518
GrowCo Facility(ii)	3,138	3,137
Add: Current portion of accrued interest	2,322	428
Total current portion of loans receivable	5,460	7,083
GrowCo Facility(ii)	64,367	69,939
Mucci Promissory Note(iii)	14,019	13,324
Cannasoul Collaboration loan(iv)	2,249	1,261
Add: Long-term portion of accrued interest	—	2,667
Total long-term portion of loans receivable	80,635	87,191
Total loans receivable	$86,095	$94,274
(i)On April 1, 2021, the Company and the Natuera JV Partner converted all advances made to Natuera under the Natuera Series A Loan, plus accrued interest, into equity of Natuera (the “Natuera Debt Conversion”). Total aggregate gross advances to Natuera under the Natuera Series A Loan were $15,500, of which the Company advanced 50% and the Natuera JV Partner advanced the remaining 50%, or $7,750 each. As a result, the Company transferred the carrying amount of the Natuera Series A Loan of approximately $2,013 plus accrued interest of $540, for a total investment value of $2,553, which approximates fair value, to investments in equity accounted investments in respect of Natuera. See Note 3 “Investments.”
(ii)On August 23, 2019, the Company, as lender, and Cronos GrowCo, as borrower, entered into a senior secured credit agreement for an aggregate principal amount of C$100,000 (the “GrowCo Facility”). In August 2021, the GrowCo Facility was amended to increase the aggregate principal amount available to C$105,000. As a result of the increase in the aggregate principal amount of the GrowCo Facility and lower than expected sales forecasts from Cronos GrowCo, the Company revalued its allowance for credit loss on the GrowCo Facility resulting in an increase in the allowance of $12,748, which was recorded in general and administrative expenses on the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2021. In conjunction with the aforementioned revaluation, the Company changed its expected credit loss valuation methodology from the historical credit loss method to the probability of default method. As of December 31, 2021 and 2020, Cronos GrowCo had drawn C$104,000 ($81,598) and C$95,150 ($74,626), respectively, from the GrowCo Facility.
(iii)On June 28, 2019, the Company entered into a promissory note receivable agreement (the “Mucci Promissory Note”) for C$16,350 (approximately $12,828) with Mucci. The outstanding principal amount of the Mucci Promissory Note bears interest at 3.95% annually and is due within 90 days of demand. The Company does not intend to demand the loan within 12 months. Interest accrued under the Mucci Promissory Note until July 1, 2021 is payable by way of capitalization on the principal amount and interest thereafter must be paid in cash on a quarterly basis. The Mucci Promissory Note is secured by a general security agreement covering all the assets of Mucci. Subsequent to December 31, 2020, the terms of the Mucci Promissory Note were amended, such that interest accrued under the Mucci Promissory Note until July 1, 2022, is payable by way of capitalization on the principal amount and interest thereafter must be paid in cash on a quarterly basis.
(iv)As of December 31, 2021 and 2020, CLS has received ILS 8,297 and ILS 4,148, respectively (approximately $2,664 and $1,287, respectively), from the Cannasoul Collaboration Loan.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

Expected credit loss allowances on the Company’s long-term financial assets were comprised of the following items:

	As of January 1, 2021	Increase (decrease)(i)	Foreign exchange effect	As of December 31, 2021
GrowCo Facility	$1,546	$12,748	$(205)	$14,089
Natuera Series A Loan	721	(737)	16	—
Mucci Promissory Note	270	(183)	3	90
Cannasoul Collaboration Loan	26	374	15	415
	$2,563	$12,202	$(171)	$14,594

	As of January 1, 2020	Increase (decrease)(i)	Foreign exchange effect	As of December 31, 2020
GrowCo Facility	$—	$1,470	$76	$1,546
Natuera Series A Loan	—	685	36	721
Mucci Promissory Note	—	257	13	270
Cannasoul Collaboration Loan	—	25	1	26
	$—	$2,437	$126	$2,563
(i)During the year ended December 31, 2021, $737 of expected credit losses on long-term financial assets was transferred to investments in equity method investees in relation to the Natuera Debt Conversion, as the carrying amount of the loan receivable, net, approximated fair value as of the date of transfer. During the years ended December 31, 2021 and 2020, $12,939 and $2,437, respectively, were recorded to general and administrative expenses on the consolidated statements of net income (loss) and comprehensive income (loss) as a result of adjustments to our expected credit losses.

5. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	As of December 31, 2021
	Cost	Accumulated depreciation	Accumulated impairment charges	Net
Land	$2,822	$—	$—	$2,822
Building and leasehold improvements	188,522	(22,720)	(109,177)	56,625
Machinery and equipment	18,894	(5,778)	(3,876)	9,240
Furniture and fixtures	5,937	(1,808)	(615)	3,514
Construction in progress	2,502	—	(633)	1,869
	$218,677	$(30,306)	$(114,301)	$74,070

	As of December 31, 2020
	Cost	Accumulated depreciation	Accumulated impairment charges	Net
Land	$3,197	$—	$—	$3,197
Building and leasehold improvements	162,326	(13,970)	—	148,356
Machinery and equipment	14,032	(3,195)	—	10,837
Furniture and fixtures	5,502	(1,130)	—	4,372
Construction in progress	20,837	—	—	20,837
	$205,894	$(18,295)	$—	$187,599
For the years ended December 31, 2021, 2020 and 2019, depreciation expense on property, plant and equipment was $11,668, $9,052 and $3,263, respectively, and was included in cost of sales as well as depreciation and amortization in operating expenses on the consolidated statements of net income (loss) and comprehensive income (loss).

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

Impairment of Long-lived Assets
Accumulated impairment charges on property, plant and equipment consist of the following:

	As of January 1, 2021	Impairment charges	Foreign exchange effect	As of December 31, 2021
Building and leasehold improvements	$—	$110,963	$(1,786)	$109,177
Machinery and equipment	—	3,939	(63)	3,876
Furniture and fixtures	—	625	(10)	615
Construction in progress	—	643	(10)	633
	$—	$116,170	$(1,869)	$114,301
There were no impairment charges on property, plant and equipment during the years ended December 31, 2020 and 2019.
During the fourth quarter of 2021, the Company concluded that indicators of impairment were present with respect to its Canadian asset group in connection with the potential wind down and closure of the Company’s facility in Stayner, Ontario, Canada happening in 2022. Refer to Note 18 “Subsequent Events” for further information. As a result, the Company compared the sum of the undiscounted future cash flows attributable to the Canadian asset group to their respective carrying amounts and recorded a non-cash impairment charge on long-lived assets of $113,917 as the difference between the carrying amount of the asset group and its estimated fair value for the year ended December 31, 2021, in the consolidated statements of net income (loss) and comprehensive income (loss).
During the second quarter of 2021, the Company recognized an impairment charge of $1,039 related to leasehold improvements located within leased premises, encompassing approximately 6,000 square feet, in Los Angeles, California, which the Company determined it no longer had plans to use. The significant change in the extent and manner in which the leasehold improvements are being used and the expectation that, more likely than not, the leasehold improvements will be disposed of before the end of their useful life triggered an impairment. The right-of-use lease asset associated with the leasehold improvements was also written down as a result of the Company’s decision to no longer use the leased premises. The Company recognized an impairment charge on the derecognition of the right-of-use asset of $702 during the year ended December 31, 2021. Both of the impairment charges described herein are recognized on the consolidated statements of net income (loss) and comprehensive income (loss) as an impairment loss on long-lived assets.
During the third quarter of 2021, in connection with the Company’s reassessment of indicators of impairment relating to the U.S. segment’s property, plant and equipment asset group for the quarter ended June 30, 2021, the Company concluded that triggers were present which indicated that the carrying amounts of those assets were not recoverable. Accordingly, the Company compared the sum of the undiscounted future cash flows attributable to the U.S. asset group (the lowest level for which identifiable cash flows are available) to their respective carrying amount and recorded a non-cash impairment charge on long-lived assets of $1,214 for the difference between the carrying amount of the asset group and its estimated fair values in the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2021.

6. Goodwill and Intangible Assets, net
(a)Goodwill
Goodwill is comprised of the following items:

	As of December 31, 2021
	Cost	Accumulated impairment charges	Net
Peace Naturals Project Inc. (“Peace Naturals”)	$1,098	$—	$1,098
Redwood	213,414	(213,414)	—
	$214,512	$(213,414)	$1,098

	As of December 31, 2020
	Cost	Accumulated impairment charges	Net
OGBC	$307	$(307)	$—
Peace Naturals	1,108	—	1,108
Redwood	213,414	(35,000)	178,414
	$214,829	$(35,307)	$179,522

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

Impairment of Goodwill
Accumulated impairment charges on goodwill consist of:

	As of January 1, 2021	Impairment charges	Foreign exchange effect	As of December 31, 2021
Redwood	$(35,000)	$(178,414)	$—	$(213,414)

	As of January 1, 2020	Impairment charges	Foreign exchange effect	As of December 31, 2020
OGBC(i)	$—	$(292)	$(15)	$(307)
Redwood	—	(35,000)	—	(35,000)
	$—	$(35,292)	$(15)	$(35,307)
(i)Impairment charges to OGBC goodwill were related to the discontinuation of OGBC and are included in other, net on the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2020.
In 2019, the Company acquired (the “Redwood Acquisition”) all of the issued and outstanding shares of each of the four Redwood operating subsidiaries (collectively “Redwood”) for an aggregate consideration of $283,300, which included $227,191 in cash and 5,086,586 common shares of the Company with a fair value of $56,109. Goodwill attributable to the acquisition was $213,414. The Company is required to perform a quantitative analysis of goodwill to test for impairment on an annual basis or more frequently when events or changes in circumstances indicate that fair value of the reporting unit may be less than its carrying amount. Under ASC 350 Intangibles - Goodwill and Other, the qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions, and changes in projected future cash flows or planned revenue or earnings of the reporting unit as indicators of impairment when determining the need for a quantitative assessment of impairment.
During the third quarter of 2021, the Company reassessed the existence of impairment indicators on goodwill associated with the U.S. reporting unit, derived from the Redwood Acquisition, and the Lord Jones® brand indefinite-lived intangible asset as of June 30, 2021, and determined that quantitative impairment analyses were required as of June 30, 2021 due to slower actual revenue growth as compared to previous revenue growth forecasts and significant pricing pressures brought about by increased competition and aggressive discounting in the U.S. reporting unit and associated with the Lord Jones® brand indefinite-lived intangible asset. As such, the Company reassessed its estimates and forecasts as of June 30, 2021, to determine the fair values of the reporting unit and intangible asset using a discounted cash flow method on the reporting unit and the relief-from-royalty method on the Lord Jones® brand. Significant inputs include discount rates, growth rates, and cash flow projections, and, for the Lord Jones® brand, royalty rate. These valuation inputs would be considered Level 3 inputs as defined by ASC 820 Fair Value Measurement. As a result of the analysis as of June 30, 2021, the Company concluded that the carrying amount of the U.S. reporting unit exceeded its fair value, which resulted in the recognition of an impairment charge of $178,414 on goodwill associated with the its U.S. reporting unit on the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2021.
In June 2020, the Company concluded that the projected impact of the COVID-19 pandemic on its sales and revenues in the near term, together with the volatility in the market conditions during the second quarter, represented indicators of impairment for the Company’s U.S. reporting unit. Accordingly, the Company performed an interim impairment analysis as of June 30, 2020, which revealed the carrying amount of the reporting unit exceeded its fair value. As a result, the Company recorded an impairment charge of $35,000 on goodwill associated with its U.S. reporting unit for the year ended December 31, 2020.
(b)Intangible assets, net
Intangible assets, net are comprised of the following items:

	As of December 31, 2021
	Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	$5,644	$(1,595)	$(4)	$4,045
Health Canada licenses	8,793	(1,883)	(6,910)	—
Ginkgo exclusive license(i, ii)	17,330	(335)	(4,752)	12,243
Israeli codes(iii)	330	(39)	—	291
Total definite-lived intangible assets	32,097	(3,852)	(11,666)	16,579
Lord Jones® brand	64,000	—	(62,500)	1,500
Trademarks	142	—	(142)	—
Total intangible assets	$96,239	$(3,852)	$(74,308)	$18,079

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

	As of December 31, 2020
	Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	$4,565	$(565)	$—	$4,000
Health Canada licenses	8,790	(1,465)	(1,053)	6,272
Israeli codes(iii)	322	(22)	—	300
Total definite-lived intangible assets	13,677	(2,052)	(1,053)	10,572
Lord Jones® brand	64,000	—	(5,000)	59,000
Trademarks	148	—	—	148
Total intangible assets	$77,825	$(2,052)	$(6,053)	$69,720
(i)In August 2021, the Company announced the achievement of the final productivity target in respect of cannabigerolic acid (“CBGA”), under the Ginkgo Collaboration Agreement. As a result of this achievement, on August 21, 2021, the Company issued 1,467,490 common shares at a share price of C$7.90 for total consideration given of C$11,593 ($9,042) to Ginkgo through the Ginkgo Collaboration Agreement for the achievement of commercialization and productivity milestones for CBGA. The estimated fair value of the exclusive license for CBGA (the “CBGA Exclusive License”) was $7,300 determined using a variation of the income approach called the relief-from-royalty method, which requires an estimate or forecast of the expected future cash flows. The definite-lived intangible asset is being amortized using the straight-line method over its estimated useful life of 10 years. The difference between the consideration paid to Ginkgo and the fair value of the exclusive license intangible asset of $1,784 was recognized as an impairment charge on the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2021.
(ii)In November, 2021, the Company achieved the final productivity target in respect of cannabigerovarinic acid (“CBGVA”), another of the eight target cannabinoids under the Ginkgo Collaboration Agreement. As a result of this achievement on November 12, 2021, the Company issued 1,467,490 common shares at a share price of C$7.12 for total consideration given of C$10,449 ($8,150) to Ginkgo. The estimated fair value of the exclusive license for CBGVA (the “CBGVA Exclusive License”) was $5,300 determined using a variation of the income approach called the relief-from-royalty method, which requires an estimate or forecast of the expected future cash flows. The definite-lived intangible asset is being amortized using the straight-line method over its estimated useful life of ten years. The difference between the consideration paid to Ginkgo and the fair value of the exclusive license intangible asset of $3,008 was recognized as an impairment charge on the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2021.
(iii)The Israeli codes were transferred by non-controlling interests to Cronos Israel in exchange for their equity interests in the Cronos Israel entities.
For the years ended December 31, 2021, 2020 and 2019, the aggregate amortization expense on intangible assets was $1,800, $814 and $646, respectively, and was included in depreciation and amortization in operating expenses on the consolidated statements of net income (loss) and comprehensive income (loss).
The estimated future amortization of definite-lived intangible assets is as follows:

As of December 31, 2021
2022	$2,365
2023	2,339
2024	2,315
2025	2,007
2026	1,394
Thereafter	6,159
$16,579
Impairment of Intangible Assets
Accumulated impairment charges on intangible assets, net consist of:

	As of January 1, 2021	Impairment charges	Foreign exchange effect	As of December 31, 2021
Software	$—	$(4)	$—	$(4)
Health Canada licenses	(1,053)	(5,951)	94	(6,910)
Ginkgo exclusive license	—	(4,792)	40	(4,752)
Lord Jones® brand	(5,000)	(57,500)	—	(62,500)
Trademarks	—	(142)	—	(142)
	$(6,053)	$(68,389)	$134	$(74,308)

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

	As of January 1, 2020	Impairment charges	Foreign exchange effect	As of December 31, 2020
Health Canada licenses	$—	$(1,001)	$(52)	$(1,053)
Lord Jones® brand	—	(5,000)	—	(5,000)
	$—	$(6,001)	$(52)	$(6,053)
During the fourth quarter of 2021, in connection with the expected wind down and closure of the Company’s facility in Stayner, Ontario, the Company determined that the Peace Naturals Health Canada license associated with ongoing use of the Stayner facility for cannabis cultivation and production was also impaired. Accordingly, the Company recorded an impairment loss on long-lived assets of $5,951 in the consolidated statements of net income (loss) and comprehensive income (loss) for the year end December 31, 2021. Impairment charges on the Company’s Health Canada licenses for the year ended December 31, 2020 are related to the discontinuation of OGBC.
As mentioned above, during third and fourth quarter of 2021, the fair value of each of the Company’s Ginkgo exclusive licenses for two cannabinoids that achieved productivity milestones were deemed to be lower than the consideration paid for each of those licenses. As a result, the Company recorded an aggregate impairment loss of $4,792 on long-lived assets for the year ended December 31, 2021 in the consolidated statements of net income (loss) and comprehensive income (loss).
During the third quarter of 2021, as a result of the reassessment of impairment indicators and interim impairment analysis as of June 30, 2021, as described above, the Company concluded the carrying amount of the Lord Jones® brand exceeded its fair value, which resulted in impairment charges of $56,500 on its Lord Jones® brand in the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2021. Additionally, in the fourth quarter of 2021, due to the U.S. segment’s sustained operating losses and lack of revenue growth, the Company performed an additional impairment test on Lord Jones® brand intangible asset. As a result, the Company concluded the carrying amount of the Lord Jones® brand exceeded its fair value, which resulted in an additional impairment charge of $1,000 on its Lord Jones® brand for the year ended December 31, 2021 in the consolidated statements of net income (loss) and comprehensive income (loss).
In June 2020, the Company concluded that the projected impact of the COVID-19 pandemic on its sales and revenues in the near term, together with the volatility in the market conditions during the quarter, represented indicators of impairment for the U.S. reporting unit’s Lord Jones® brand. Accordingly, the Company performed an interim impairment analysis as of June 30, 2020, which concluded the carrying amount of the brand exceeded its fair value. As a result of the analysis, the Company recorded an impairment loss on indefinite-lived intangible assets of $5,000 on the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2020.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

7. Leases
The Company has entered into leases primarily for the land-use rights, office premises and equipment used in the production of cannabis, U.S. hemp-derived cannabinoids and other related products. The Company’s leases have terms which range from three years to six years, excluding land use rights, which generally extend to 15 years. These leases often include options to extend the term of the lease for up to 10 years. When it is reasonably certain that the option will be exercised, the impact of the option is included in the lease term for purposes of determining total future lease payments.
Operating leases greater than one year are included in right-of-use assets and operating lease liabilities. Finance leases are included in property, plant and equipment on the Company’s consolidated balance sheet. The Company’s finance leases were not material for any of the periods presented.

	As of December 31,
	2021	2020
Lease cost
Operating lease cost	$2,530	$2,479
Short-term lease cost	10	60
Total lease cost	$2,540	$2,539

Supplemental cash flow and other information
Operating cash flows - cash paid for operating lease obligations	$2,458	$2,414
Non-cash activity - right-of-use assets obtained in exchange for lease obligations	3,277	5,332

Weighted-average remaining lease term (years) – operating leases	4.3	5.5
Weighted-average discount rate – operating leases	7.65%	8.86%
For the years ended December 31, 2021, 2020 and 2019, the aggregate depreciation expense on right-of-use assets was $1,934, $1,310 and $480, respectively, and was included in general and administrative expenses on the consolidated statements of net income (loss) and comprehensive income (loss). During the year ended December 31, 2021, the Company recognized impairment charges of $702 related to the derecognition of an unutilized right-of-use asset in the U.S. segment.
The following is a summary of the Company’s future minimum lease payments under operating leases for its premises due in future fiscal years:

As of December 31, 2021
2022	$2,778
2023	2,339
2024	2,095
2025	1,883
2026	882
Thereafter	686
Total lease payments	10,663
Less: imputed interest	(857)
Present value of lease liabilities	$9,806
In addition to the minimum lease payments, the Company is required to pay realty taxes and other occupancy costs in accordance with the terms of the lease agreements.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

8. Derivative Liabilities
On March 8, 2019, the Company closed the previously announced investment in the Company (the “Altria Investment”) by Altria Group Inc. (“Altria”), pursuant to a subscription agreement dated December 7, 2018. As of the closing date of the Altria Investment, the Altria Investment consisted of 149,831,154 common shares of the Company and one warrant of the Company (the “Altria Warrant”), issued to a wholly owned subsidiary of Altria. As of the closing date of the Altria Investment, Altria beneficially held an approximate 45% ownership interest in the Company (calculated on a non-diluted basis). As summarized in this note, if exercised in full on such date, the exercise of the Altria Warrant would have resulted in Altria holding a total ownership interest in the Company of approximately 55% (calculated on a non-diluted basis). As of December 31, 2021, Altria beneficially held 156,573,537 of the Company’s common shares, an approximate 42% ownership interest in the Company (calculated on a non-diluted basis). As summarized in this note, if exercised in full on such date, the exercise of the Altria Warrant would have resulted in Altria holding a total ownership interest in the Company of approximately 52% (calculated on a non-diluted basis). Pursuant to the investor rights agreement between the Company and Altria, entered into in connection with the closing of the Altria Investment (the “Investor Rights Agreement”), the Company granted Altria certain rights, among others, summarized in this note.
The summaries below are qualified entirely by the terms and conditions fully set out in the Investor Rights Agreement and the Altria Warrant, as applicable.
a.The Altria Warrant entitles the holder, subject to certain qualifications and limitations, to subscribe for and purchase up to an additional 10% of the common shares of Cronos (83,322,820 common shares as of December 31, 2021) at a per share exercise price of C$19.00, which expires on March 8, 2023.
b.The Company granted to Altria, subject to certain qualifications and limitations, upon the occurrence of certain issuances of common shares of the Company executed by the Company (including issuances pursuant to the research and development (“R&D”) partnership with Ginkgo, (refer to Note 9 “Commitments and Contingencies”), the right to purchase up to such number of common shares of the Company in order to maintain their ownership percentage of issued and outstanding common shares of the Company immediately preceding any issuance of shares by the Company (“Pre-emptive Rights”), at the same price per common share of the Company at which the common shares are sold in the relevant issuance; provided that if the consideration paid in connection with any such issuance is non-cash, the price per common share of the Company that would have been received had such common shares been issued for cash consideration will be determined by an independent committee (acting reasonably and in good faith); provided further that the price per common share of the Company to be paid by Altria pursuant to its exercise of its Pre-emptive Rights related to the Ginkgo Collaboration Agreement will be C$16.25 per common share. These rights may not be exercised if Altria’s ownership percentage of the issued and outstanding shares of the Company falls below 20%.
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

A reconciliations of the carrying amounts of the derivative liability are presented below:

	As of January 1, 2021	Gain on revaluation	Exercise of Rights	Foreign exchange effect	As of December 31, 2021
(a) Altria Warrant	$138,858	$(127,099)	$—	$1,961	$13,720
(b) Pre-emptive Rights	12,095	(12,102)	—	187	180
(c) Top-up Rights	12,457	(12,159)	—	177	475
	$163,410	$(151,360)	$—	$2,325	$14,375

	As of January 1, 2020	Gain on revaluation	Exercise of Rights	Foreign exchange effect	As of December 31, 2020
(a) Altria Warrant	$234,428	$(95,045)	$—	$(525)	$138,858
(b) Pre-emptive Rights	12,787	(885)	—	193	12,095
(c) Top-up Rights	49,945	(33,324)	(3,227)	(937)	12,457
	$297,160	$(129,254)	$(3,227)	$(1,269)	$163,410
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
The fair values of the derivative liabilities were determined using the Black-Scholes pricing model using the following inputs:

	As of December 31, 2021
	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price at grant date (per share in C$)	$4.98	$4.98	$4.98
Subscription price (per share in C$)	$19.00	$16.25	$16.25
Weighted average risk-free interest rate(i)	0.79%	0.39%	0.50%
Weight average expected life (in years)(ii)	1.18	0.50	0.80
Expected annualized volatility(iii)	80%	80%	80%
Expected dividend yield	—%	—%	—%

	As of December 31, 2020
	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price at grant date (per share in C$)	$8.84	$8.84	$8.84
Subscription price (per share in C$)	$19.00	$16.25	$16.25
Weighted average risk-free interest rate(i)	0.21%	0.17%	0.13%
Weight average expected life (in years)(ii)	2.18	1.50	0.98
Expected annualized volatility(iii)	81%	81%	81%
Expected dividend yield	—%	—%	—%
(i)    The risk-free interest rate was based on Bank of Canada government treasury bills and bonds with a remaining term equal to the expected life of the derivative liabilities. As of December 31, 2021 and December 31, 2020, the risk-free interest rate uses a range of approximately 0.16% to 1.10% and 0.10% to 0.39%, respectively, for the Pre-emptive Rights and Top-up Rights.
(ii)    The expected life represents the period of time, in years, that the derivative liabilities are expected to be outstanding. The expected life of the Pre-emptive Rights and Top-up Rights is determined based on the expected term of the underlying options, warrants, and shares, to which the Pre-emptive Rights and Top-up Rights are linked. As of December 31, 2021 and December 31, 2020, the expected life uses a range of approximately 0.25 years to 3.75 years and 0.50 years to 5 years, respectively.
(iii)    Volatility was based on an equally weighted blended historical and implied volatility level of the underlying equity securities of the Company as of December 31, 2021. As of December 31, 2020, volatility was based on the blended historical volatility levels of the Company and peer companies.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

The following table quantifies each of the significant inputs described above and provides a sensitivity analysis of the impact on the reported values of the derivative liabilities. The sensitivity analysis for each significant input is performed by assuming a 10% decrease in the input while other significant inputs remain constant at management’s best estimate as of the respective dates. While a decrease in the inputs noted below would cause a decrease in the carrying amount of the derivative liability, there would also be an equal and opposite impact on net income (loss).

	10% decrease as of December 31, 2021
	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price at issuance date	$3,970	$80	$123
Weighted average expected life	2,971	171	133
Expected annualized volatility	5,402	96	155

	10% decrease as of December 31, 2020
	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price at issuance date	$25,819	$2,527	$2,989
Weighted average expected life	13,541	1,988	2,121
Expected annualized volatility	26,183	2,269	2,602
These inputs are classified in Level 3 on the fair value hierarchy and are subject to volatility and several factors outside the Company’s control, which could significantly affect the fair value of these derivative liabilities in future periods.

9. Commitments and Contingencies
(a)Commitments
R&D commitments
(i)    Ginkgo. On September 4, 2018, the Company announced an R&D partnership with Ginkgo to develop scalable and consistent production of eight target cannabinoids, including THC, CBD and a variety of other lesser known and rarer cannabinoids. As part of this partnership, Cronos Group has agreed to issue up to 14,674,903 common shares of the Company (aggregate value of approximately $100,000 as of July 17, 2018 assuming all milestones are met, collectively the “Ginkgo Equity Milestones”) in tranches and $22,000 in cash subject to Ginkgo’s achievement of certain milestones and to fund certain R&D expenses, including foundry access fees. During the year ended December 31, 2021, 2,934,980 shares of the Company’s common stock were issued in conjunction with this partnership. No shares were issued for the years ended December 31, 2020 or December 31, 2019.
(ii)    Technion. On October 15, 2018, the Company entered into a sponsored research agreement with the Technion Research and Development Foundation of the Technion – Israel Institute of Technology (“Technion”). Research was focused on the use of cannabinoids and their role in regulating skin health and skin disorders. This research was conducted by Technion over a three-year period and concluded during the fourth quarter of 2021. During the year ended December 31, 2021, the Company funded $60 of cash payments related to this agreement. The Company had no further funding requirements as of December 31, 2021.
On February 18, 2019, the Company entered into an agreement with a wholly owned subsidiary of Altria (which agreement was subsequently amended and restated to substitute Altria Pinnacle as a party thereto), to receive strategic advisory and project management services from Altria Pinnacle (the “Services Agreement”). Pursuant to the Services Agreement, the Company will pay Altria Pinnacle a monthly fee equal to the product of 105% and the sum of: (i) all costs directly associated with the services incurred during the monthly period, and (ii) a reasonable and appropriate allocation of indirect costs incurred during the monthly period. The Company will also pay all third party direct charges incurred during the monthly period in connection with the services, including any reasonable and documented costs, fees and expenses associated with obtaining any consent, license or permit. The Services Agreement will remain in effect until terminated by either party. See Note 15 “Related Party Transactions.”

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

Use of publicity rights in brand development
On December 23, 2019, the Company issued 856,017 restricted common shares to Kristen Bell, an accredited investor, in a private placement (“Private Placement”) in reliance on Section 4(a)(2) of the Securities Act of 1933 in connection with the use of certain publicity rights in the brand development of Happy Dance®. One-third of such common shares vested on January 31, 2020 and an additional one-third of such common shares vested on June 23, 2021, with the remaining shares vesting on December 23, 2022. The issuance did not involve a public offering and was made without general solicitation or advertising. The total fair value of the consideration paid for the issuance of such common shares was approximately $6,000. The fair value of the shares was calculated using the 10-day volume weighted average price per share of the Company’s common shares on Nasdaq.
Additional restricted common shares are issued when certain performance milestones are achieved:
(i)    First Performance Issuance: if, prior to December 23, 2022, the product line generates at least $50,000 in net revenue, additional common shares with an aggregate value of $1,000 will be issued; and
(ii)    Second Performance Issuance: if, prior to December 23, 2022, the product line generates at least $100,000 in net revenue, additional common shares with an aggregate value of $1,000 will be issued (together with the First Performance Issuance noted above).
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
Class action complaints relating to restatement of 2019 interim financial statements
On March 11 and 12, 2020, two alleged shareholders of the Company separately filed two putative class action complaints in the U.S. District Court for the Eastern District of New York against the Company and its former Chief Executive Officer (now Executive Chairman) and now former Chief Financial Officer. The court has consolidated the cases, and the consolidated amended complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The consolidated amended complaint generally alleges that certain of the Company’s prior public statements about revenues and internal control were incorrect based on the Company’s disclosures relating to the Audit Committee of the Board of Directors’ (the “Board”) review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel. The consolidated amended complaint does not quantify a damage request. Defendants moved to dismiss on February 8, 2021.
On June 3, 2020, an alleged shareholder filed a Statement of Claim, as amended on August 12, 2020, in the Ontario Superior Court of Justice in Toronto, Ontario, Canada, seeking, among other things, an order certifying the action as a class action on behalf of a putative class of shareholders and damages of an unspecified amount. The Amended Statement of Claim names (i) the Company, (ii) its former Chief Executive Officer (now Executive Chairman), (iii) now former Chief Financial Officer, (iv) former Chief Financial Officer and Chief Commercial Officer, and (v) current and former members of the Board as defendants and alleges breaches of the Ontario Securities Act, oppression under the Ontario Business Corporations Act and common law misrepresentation. The Amended Statement of Claim generally alleges that certain of the Company’s prior public statements about revenues and internal control were misrepresentations based on the Company’s March 2, 2020 disclosure that the Audit Committee of the Board was conducting a review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel, and the Company’s subsequent restatement. The Amended Statement of Claim does not quantify a damage request. On June 28, 2021, the Court dismissed motions brought by the plaintiff for leave to commence a claim for misrepresentation under the Ontario Securities Act and for certification of the action as a class action. The plaintiff has appealed the Court’s dismissal of the motions only with respect to the Company, the former Chief Executive Officer (now Executive Chairman), and the now former Chief Financial Officer; the remaining defendants were dismissed from the matter with prejudice and the Company and all individual defendants agreed not to seek costs from plaintiff in connection with the dismissal of the motions.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

Regulatory reviews relating to restatements
The Company has been responding to requests for information from various regulatory authorities relating to its previously disclosed restatement of its financial statements for the first three quarters of 2019 as well as the previously disclosed restatement of the second quarter of 2021 interim financial statements. The Company is responding to all such requests for information and cooperating with all regulatory authorities. The Company cannot predict the outcome of any such regulatory review or investigation, and it is possible that additional investigations or one or more formal proceedings may be commenced against the Company and its current and former officers and directors in connection with these regulatory reviews and investigations.
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

10. Share-based Payments
(a)Share-based award plans
The Company has granted stock options, RSUs and DSUs to employees and non-employee directors under the Stock Option Plan dated May 26, 2015 (the “2015 Stock Option Plan”), the 2018 Stock Option Plan dated June 28, 2018 (the “2018 Stock Option Plan” and, together with the 2015 Stock Option Plan, the “Prior Option Plans”), the Employment Inducement Award Plan #1 (the “Employment Inducement Award Plan”), the 2020 Omnibus Equity Incentive Plan dated March 29, 2020 (the “2020 Omnibus Plan”) and the DSU plan dated August 10, 2019 (the “DSU Plan”). The Company can no longer make grants under the Prior Option Plans or the Employment Inducement Award Plan.
The following table summarizes the total share-based payments associated with the Company’s stock options and RSUs:

	Year ended December 31,
	2021	2020	2019
Stock options	$7,604	$7,185	$11,619
RSUs	2,547	8,176	889
Total share-based payments	$10,151	$15,361	$12,508

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

(b)Stock options
The Company adopted the 2015 Stock Option Plan, which was approved by shareholders of the Company at the annual general meeting of shareholders held on June 28, 2017. The 2015 Stock Option Plan allowed the Board to award options to purchase shares to directors, officers, key employees and service providers of the Company. As of June 28, 2018, no further awards will be granted under the 2015 Stock Option Plan; however, shares may be purchased via option exercise by the holders of any outstanding options previously issued under the 2015 Stock Option Plan.
On June 28, 2018, the shareholders of the Company approved the 2018 Stock Option Plan, which replaced the 2015 Stock Option Plan. The 2018 Stock Option Plan terminated the Company’s ability to grant equity under the 2015 Stock Option Plan. As of June 25, 2020, the date on which the 2020 Omnibus Plan was approved by the shareholders of the Company, no further awards will be granted under the 2018 Stock Option Plan; however, shares may be purchased via option exercise by the holders of any outstanding options previously issued under the 2018 Stock Option Plan.
On March 29, 2020, the Board adopted the 2020 Omnibus Plan, which was approved by the shareholders of the Company at the annual and special meeting of shareholders held on June 25, 2020. The 2020 Omnibus Plan provides for grants of stock options, share appreciation rights, restricted shares, RSUs and other share-based or cash-based awards, which are subject to terms as determined by the Compensation Committee of the Board (the “Compensation Committee”), and awards may be granted to eligible employees, non-employee directors and consultants. The 2020 Omnibus Plan terminated the Company’s ability to grant equity awards under the 2018 Stock Option Plan and RSUs under the Employment Inducement Award Plan.
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
The following is a summary of the changes in options:

	Weighted average exercise price (C$)(i)	Number of options	Weighted average remaining contractual term (years)
Balance as of January 1, 2021	$5.40	13,755,148	2.30
Issuance of options	9.19	900,000
Exercise of options	2.11	(5,598,695)
Cancellation, forfeiture and expiry of options	12.37	(117,123)
Balance as of December 31, 2021	$7.75	8,939,330	2.70
Exercisable at December 31, 2021	$6.69	5,836,616	1.37

	Weighted average exercise price (C$)(i)	Number of options	Weighted average remaining contractual term (years)
Balance as of January 1, 2020	$4.84	14,149,502	2.56
Issuance of options	6.96	2,000,000
Exercise of options	2.03	(2,131,939)
Cancellation, forfeiture and expiry of options	14.34	(262,415)
Balance as of December 31, 2020	$5.40	13,755,148	2.30
Exercisable at December 31, 2020	$3.75	9,643,682	1.34
(i)The weighted average exercise price reflects the conversion of foreign currency-denominated stock options translated into C$ using the average foreign exchange rate as of the date of issuance.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

For the years ended December 31, 2021 and 2020, the fair value per option at grant date was C$6.39 and C$4.84, respectively. The fair value of the options issued during the year was determined using the Black-Scholes option pricing model, using the following inputs:

	2021	2020
Share price at grant date (per share)	C$9.19	C$6.96
Exercise price (per option)	C$9.19	C$6.96
Risk-free interest rate	1.39%	0.43%
Expected life of options (in years)(i)	7	5
Expected annualized volatility	75%	91%
Expected dividend yield	—	—
Weighted average Black-Scholes value at grant date (per option)	C$6.39	C$4.84
Forfeiture rate	—	—
(i)The expected life of the awards represents the period of time options are expected to be outstanding and is estimated considering vesting terms and employees’ and non-employees’ historical exercise and, where relevant, post-vesting employment termination behavior. Volatility was estimated by using the historical volatility of the Company’s share price, adjusted for the Company’s expectation of volatility going forward. The risk-free interest rate was based on the Bank of Canada government bonds with a remaining term equal to the expected life of the options at the grant date.
The following table summarizes stock options outstanding:

	Options outstanding as of December 31,
	2021	2020	2019
2020 Omnibus Plan	2,900,000	2,000,000	—
2018 Stock Option Plan	1,550,074	1,627,715	1,817,287
2015 Stock Option Plan	4,489,256	10,127,433	12,332,215
Total stock options outstanding	8,939,330	13,755,148	14,149,502
(c)Restricted share units
RSUs are granted under the 2020 Omnibus Plan. RSUs represent an equivalent amount of Company common shares on the date of issuance at fair value. Fair value is determined using the closing price of the trading day immediately preceding the date of grant. RSUs issued under the 2020 Omnibus Plan typically vest over a three-year period following the grant date and have no performance requirements.
On July 20, 2020, the Company entered into separation agreements with Robert Rosenheck and another Redwood employee pursuant to which they resigned from their employment with Redwood. In connection with such separation agreements, 732,972 outstanding and unvested RSUs granted under the Employment Inducement Award Plan were accelerated and vested during the year ended December 31, 2020.
The following is a summary of the changes in RSUs:

	Weighted average grant date fair value (C$)(ii)	Number of RSUs
Balance at January 1, 2021	$7.66	948,357
Granted(i)	11.06	576,876
Vested and issued	7.57	(158,178)
Cancellation and forfeitures	8.03	(141,185)
Balance at December 31, 2021	$9.22	1,225,870

	Weighted average grant date fair value (C$)(ii)	Number of RSUs
Balance at January 1, 2020	$15.34	732,972
Granted(i)	7.66	957,854
Vested and issued	15.34	(732,972)
Cancellation and forfeitures	7.52	(9,497)
Balance at December 31, 2020	$7.66	948,357
(i)RSUs granted in the period vest annually in equal installments over a three-year period from either the grant date or after a three or five year “cliff-period.” All RSUs are subject to such holder’s continued employment through each vesting date. The vesting of such RSUs is not subject to the achievement of any performance criteria.
(ii)The weighted-average grant date fair value reflects the conversion of foreign currency-denominated RSUs translated into C$ using the foreign exchange rate as of the date of issuance.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

(d)Deferred share units
On August 10, 2019, the Company established the DSU Plan pursuant to which its non-executive directors receive DSUs for Board services. The DSU Plan is designed to promote a greater alignment of long-term interests between non-executive directors and shareholders. The number of DSUs granted under the DSU Plan (including fractional DSUs) is determined by dividing the amount of remuneration payable by the closing price as reported by the TSX on the trading day immediately preceding the date of grant. DSUs are payable at the time a non-executive director ceases to hold the office of director for any reason and are settled by a lump-sum cash payment, in accordance with the terms of the DSU Plan, based on the fair value of the DSUs at such time. The fair value of the cash payout is determined by multiplying the number of DSUs vested at the payout date by the closing price as reported by the TSX on the trading day immediately preceding the payout date. The fair value of the cash payout is determined at each reporting date based on the fair value of the Company’s common shares at the reporting date and is recorded within other liabilities.
The following is a summary of the changes in DSUs:

	Financial liability	Number of DSUs
Balance at January 1, 2021	$577	83,293
Granting and vesting of DSUs	354	48,913
Liabilities settled	(203)	(27,764)
Gain on revaluation	(320)	—
Balance at December 31, 2021	$408	104,442

	Financial liability	Number of DSUs
Balance at January 1, 2020	$255	$33,397
Granting and vesting of DSUs	338	58,380
Liabilities settled	(46)	(8,484)
Loss on revaluation	30	—
Balance at December 31, 2020	$577	$83,293
(e)Warrants
The following is a summary of the changes in warrants:

	Weighted average exercise price (C$)	Number of warrants
Balance as of January 1, 2021	$0.25	7,987,349
Exercise of warrants	0.25	(7,987,349)
Balance as of December 31, 2021	$—	—

	Weighted average exercise price (C$)	Number of warrants
Balance as of January 1, 2020	$0.26	18,066,662
Exercise of warrants	0.27	(10,079,313)
Balance as of December 31, 2020	$0.25	7,987,349

As of December 31, 2021, there are no warrants outstanding other than the Altria Warrant. See Note 8 “Derivative Liabilities” for further description of the Altria Warrant.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

11. Income Taxes
For financial reporting purposes, income (loss) from continuing operations before income taxes includes the following components:

	Year ended December 31,
	2021	2020	2019
Rest of World	$(116,267)	$12,679	$1,169,007
United States	(280,868)	(85,952)	(3,070)
Total	$(397,135)	$(73,273)	$1,165,937
The loss before income taxes above excludes losses from discontinued operations of $500, $650 and $363 for the year ended December 31, 2021, 2020 and 2019, respectively.
Income tax expense (benefit) consists of the following components:

	Year ended December 31,
	2021	2020	2019
Current:
Rest of World	$(382)	$1,024	$—
United States	(89)	323	—
Total	$(471)	$1,347	$—
Deferred:
Rest of World	$40	$—	$—
United States	—	—	—
Total	$40	$—	$—
Included in accounts payable and other liabilities as of December 31, 2021, 2020 and 2019 is $105, $865 and $nil, respectively, related to current income tax expense. Included in other receivables as of December 31, 2021, 2020 and 2019 is $543, $nil and $nil, respectively, related to current income tax benefits. Income tax differs from that computed using the combined Canadian federal and provincial statutory income tax rate of 26.5%.
Reconciliation of the expected income tax to the effective tax rate in continuing operations is as follows:

	Year ended December 31,
	2021	2020	2019
Income (loss) before income taxes	$(397,135)	$(73,273)	$1,165,937
Effective income tax rate	26.5%	26.5%	26.5%
Expected income tax expense (benefit)	$(105,241)	$(19,417)	$308,973

Non-taxable income	39	(711)	(2,156)
Non-deductible share-based compensation	1,667	2,498	2,839
Non-deductible expenses	53	1,364	764
Non-deductible transaction costs	2,917	3,146	1,523
Effect of provincial tax rate difference	(1)	(15)	(44)
Effect of tax rates outside of Canada	(1,869)	(362)	70
Fair value gain on financial liabilities	(40,111)	(34,250)	(338,409)
Changes in valuation allowance	141,639	48,227	25,808
Other	476	867	632
Income tax expense (benefit), net	$(431)	$1,347	$—
The valuation allowance recorded against the loss on discontinued operations is not reflected in the effective tax rate reconciliation presented above for continuing operations.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

The following table summarizes the significant components of the Company’s deferred tax assets and liabilities:

	As of December 31,
	2021	2020
Deferred assets:
Tax loss carryforwards	$111,373	$67,476
Interest expense carryforwards	1,047	1,407
Deferred financing costs	2,788	4,233
Share issuance cost	834	1,573
Finance lease obligation	1,847	1,953
Plant and equipment	38,119	5,945
Investment	900	307
Intangible asset	65,088	4,218
Reserve	3,633	1,858
Other	1,450	570
Total deferred tax assets	227,079	89,540
Less valuation allowance	(224,776)	(85,935)
Net deferred tax assets	2,303	3,605
Deferred tax liabilities:
Health Canada license	—	(1,662)
Right-of-use assets	(1,860)	(1,943)
Unrealized foreign exchange	(483)	—
Total deferred tax liabilities	(2,343)	(3,605)
Net deferred tax liability	$(40)	$—
The realization of deferred tax assets is dependent on the Company’s generating sufficient taxable income in the years that the temporary differences become deductible. A valuation allowance has been provided for the deferred tax assets that the Company determined did not meet the more-likely-than-not recognition threshold under U.S. GAAP.
As of December 31, 2021, the Company had net operating losses in Canada, the U.S., and Israel available to offset future years’ taxable income of approximately $276,497, $117,983, and $24,843, respectively. As of December 31, 2020, the Company had net operating losses in Canada, the U.S., and Israel available to offset future years’ taxable income of approximately $177,651, $62,851, and $14,042, respectively. The net operating losses in Canada will begin to expire, for purposes of carryforward, in fiscal year 2033. The net operating losses in the U.S. can be carried forward indefinitely for federal purposes. The net operating losses in Israel can be carried forward indefinitely.
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
The Company files federal income tax returns in Canada, Israel and the U.S. The Company has open tax years with the taxation jurisdictions. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations and tax treaties, as they relate to the amount, timing, or inclusion of revenue and expense. As of December 31, 2021, Peace Naturals is under examination with the Canadian Reserve Agency for tax years 2019 and 2020.

Jurisdiction	Open Years
Canada	2016 – 2021
United States	2019 – 2021
Israel	2018 – 2021
The following table outlines the movements in the valuation allowance:

	Balance at beginning of year	Foreign exchange effect	Increase	Balance at end of year
Year ended December 31, 2021	$(85,935)	$2,798	$(141,639)	$(224,776)
Year ended December 31, 2020	(36,948)	(693)	(48,294)	(85,935)

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

As of December 31, 2021 and December 31, 2020, the Company recorded a valuation allowance of $224,776 and $85,935, respectively. The valuation allowance increased by $141,639 and $48,294 during the years ended December 31, 2021 and December 31, 2020, respectively. The increase in the valuation allowance during the years ended December 31, 2021 and December 31, 2020 was primarily due to an increase in net operating loss carryforwards.
Accounting guidance clarifies the accounting for uncertain tax positions and prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, the authoritative guidance addresses the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. Only tax positions that meet the more-likely-than-not recognition threshold may be recognized. There were no identified unrecognized tax benefits as of December 31, 2021 or December 31, 2020.
As of December 31, 2021 and 2020, deferred income taxes have not been provided for any undistributed earnings from operations outside of Canada. The foreign subsidiaries have accumulated losses and as such the amount of undistributed earnings upon which income taxes have not been provided is immaterial to these consolidated financial statements.

12. Segment Information and Disaggregated Net Revenue
Segment reporting is prepared on the same basis that the Company’s chief operating decision makers (the “CODMs”) manage the business, make operating decisions and assess the Company’s performance. For the years ended December 31, 2021 and December 31, 2020, the Company determined that it has the following two reportable segments: United States and Rest of World. The United States operating segment consists of the manufacture and distribution of U.S. hemp-derived CBD infused products. The Rest of World operating segment is involved in the cultivation, manufacture, and marketing of cannabis and cannabis-derived products for the medical and adult-use markets. These two segments represent the geographic regions in which the Company operates and the different product offerings within each geographic region. The results of each segment are regularly reviewed by the CODMs to assess the performance of the segment and make decisions regarding the allocation of resources. The CODMs review adjusted earnings (loss) before interest, tax, depreciation and amortization (“Adjusted EBITDA”) as the measure of segment profit or loss to evaluate performance of and allocate resources for its reportable segments. Adjusted EBITDA is defined as earnings before interest, tax, depreciation, non-cash items and items that do not reflect management’s assessment of ongoing business performance.
The tables below set forth our consolidated results of operations by segment:

	Year ended December 31, 2021
	United States	Rest of World	Corporate	Total
Cannabis flower	$—	$55,194	$—	$55,194
Cannabis extracts	9,874	8,807	—	18,681
Other	—	560	—	560
Net revenue	9,874	64,561	—	74,435

Share of loss from equity accounted investments	—	6,313	—	6,313

Interest income	40	9,058	—	9,098
Interest expense	—	(27)	—	(27)
Interest income (expense), net	40	9,031	—	9,071

Total assets	462,830	273,484	661,424	1,397,738
Depreciation and amortization	295	4,189	—	4,484
Impairment loss on goodwill and indefinite-lived assets	236,019	37	—	236,056
Impairment loss on long-lived assets	2,955	124,664	—	127,619
Loss from discontinued operations	—	(500)	—	(500)
Adjusted EBITDA	(40,717)	(99,139)	(20,607)	(160,463)
Purchase of property, plant and equipment, net	776	10,368	—	11,144

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

	Year ended December 31, 2020
	United States	Rest of World	Corporate	Total
Cannabis flower	$—	$27,932	$—	$27,932
Cannabis extracts	9,495	8,759	—	18,254
Other	—	533	—	533
Net revenue	9,495	37,224	—	46,719

Share of loss from equity accounted investees	—	4,510	—	4,510

Interest income	16	18,585	—	18,601
Interest expense	(34)	(152)	—	(186)
Interest income, net	(18)	18,433	—	18,415

Total assets	253,745	388,351	1,283,586	1,925,682
Depreciation and amortization	234	2,638	—	2,872
Impairment loss on goodwill and indefinite-lived assets	40,000	—	—	40,000
Loss from discontinued operations	—	(650)	—	(650)
Adjusted EBITDA	(28,019)	(98,349)	(20,885)	(147,253)
Purchase of property, plant and equipment, net	385	31,027	—	31,412

	Year ended December 31, 2019
	United States	Rest of World	Corporate	Total
Cannabis flower	$—	$15,020	$—	$15,020
Cannabis extracts	3,364	5,338	—	8,702
Other	—	28	—	28
Net revenue	3,364	20,386	—	23,750

Share of loss from equity accounted investees	—	2,009	—	2,009

Interest income	6	29,207	—	29,213
Interest expense	—	(1,244)	—	(1,244)
Interest income, net	6	27,963	—	27,969

Total assets	293,985	309,854	1,486,603	2,090,442
Depreciation and amortization	46	2,044	—	2,090
Loss from discontinued operations	—	(363)	—	(363)
Adjusted EBITDA	(1,703)	(84,826)	(11,779)	(98,308)
Purchase of property, plant and equipment, net	259	38,405	—	38,664

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

The following tables set forth a reconciliation of net income (loss) as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated:

(in thousands of U.S. dollars)	Year ended December 31, 2021
	US	ROW	Corporate	Total
Net income (loss)	$(283,883)	$(81,811)	$(31,510)	$(397,204)
Interest income, net	(40)	(9,031)	—	(9,071)
Income tax benefit	(89)	(342)	—	(431)
Share of loss from equity accounted investments	—	6,313	—	6,313
Impairment loss on goodwill and indefinite-lived intangible assets(i)	236,019	37	—	236,056
Impairment loss on long-lived assets(ii)	2,955	124,664	—	127,619
Gain on revaluation of derivative liabilities(iii)	—	(151,360)	—	(151,360)
Gain on revaluation of financial instruments(iv)	—	(8,611)	—	(8,611)
Transaction costs(v)	—	—	3,801	3,801
Other, net(vii)	3	(733)	—	(730)
Loss from discontinued operations(viii)	—	500	—	500
Share-based payments(ix)	3,401	6,750	—	10,151
Financial statement review costs(x)	—	—	7,102	7,102
Depreciation and amortization	917	14,485	—	15,402
Adjusted EBITDA	$(40,717)	$(99,139)	$(20,607)	$(160,463)

(in thousands of U.S. dollars)	Year ended December 31, 2020
	US	ROW	Corporate	Total
Net income (loss)	$(77,368)	$32,671	$(30,573)	$(75,270)
Interest expense (income), net	18	(18,433)	—	(18,415)
Income tax expense	323	1,024	—	1,347
Share of loss from equity accounted investments	—	4,510	—	4,510
Impairment loss on goodwill and indefinite-lived intangible assets(i)	40,000	—	—	40,000
Gain on revaluation of derivative liabilities(iii)	—	(129,254)	—	(129,254)
Loss on revaluation of financial instruments(iv)	—	9	—	9
Transaction costs(v)	40	—	—	40
Gain on disposal of other investments(vi)	—	(4,789)	—	(4,789)
Other, net(vii)	20	1,805	—	1,825
Loss from discontinued operations(viii)	—	650	—	650
Share-based payments(ix)	8,714	6,647	—	15,361
Financial statement review costs(x)	—	—	9,688	9,688
Depreciation and amortization	234	6,811	—	7,045
Adjusted EBITDA	$(28,019)	$(98,349)	$(20,885)	$(147,253)

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

(in thousands of U.S. dollars)	Year ended December 31, 2019
	US	ROW	Corporate	Total
Net income (loss)	$(2,888)	$1,180,241	$(11,779)	$1,165,574
Interest income, net	(6)	(27,963)	—	(27,969)
Repurposing charges	—	7,268	—	7,268
Share of loss from equity accounted investments	—	2,009	—	2,009
Gain on revaluation of derivative liabilities(iii)	—	(1,276,819)	—	(1,276,819)
Gain on revaluation of financial instruments(iv)	—	(197)	—	(197)
Transaction costs(v)	117	32,091	—	32,208
Gain on disposal of investments(vi)	—	(16,277)	—	(16,277)
Loss from discontinued operations(viii)	—	363	—	363
Share-based payments(ix)	900	10,719	—	11,619
Depreciation and amortization	174	3,739	—	3,913
Adjusted EBITDA	$(1,703)	$(84,826)	$(11,779)	$(98,308)
(i)For the year ended December 31, 2021, impairment loss on goodwill and indefinite-lived intangible assets relates to impairment on goodwill and intangible assets related to our U.S. segment and impairment on an indefinite-lived trademark related to the ROW segment. For the year ended December 31, 2020, impairment loss on goodwill and indefinite-lived intangible assets relates to impairment on goodwill and intangible assets related to the U.S. segment. See Note 6 “Goodwill and Intangible Assets, net.”
(ii)For the year ended December 31, 2021, impairment loss on long-lived assets relates to impairment charges on property, plant and equipment and definite-lived intangible assets in the Canadian asset group, impairment charges for the differences between the consideration paid to Ginkgo for the achievement of two equity milestones in connection with the Ginkgo Collaboration Agreement and the fair values of the CBGA Exclusive License and CBGVA Exclusive License as well as impairment on leased premises in the U.S. segment. See Note 5 “Property, Plant and Equipment, net” and Note 6 “Goodwill and Intangible Assets, net.”
(iii)For the years ended December 31, 2021, 2020 and 2019, the gain on revaluation of derivative liabilities represents the fair value changes on the derivative liabilities. See Note 8 “Derivative Liabilities.”
(iv)For the year ended December 31, 2021, gain on revaluation of financial instruments relates primarily to the Company’s unrealized holding gain on its mark-to-market investment in Cronos Australia as well as revaluations of financial liabilities resulting from DSUs. For the years ended December 31, 2020 and 2019, gain (loss) on revaluation of financial instruments relates to revaluations of financial liabilities resulting from DSUs. See Note 3 “Investments.”
(v)For the years ended December 31, 2021, 2020 and 2019, transaction costs represent legal, financial and other advisory fees and expenses incurred in connection with various strategic investments. These costs are included in general and administrative expenses on the consolidated statements of net income (loss) and comprehensive income (loss).
(vi)For the years ended December 31, 2020 and 2019, gain on disposal of investments is primarily comprised of the gain recorded related to the sale of common shares of Aurora, which were received in connection with the achievement of a milestone related to the Whistler Transaction in 2020 and as a result of the closing of the Whistler Transaction in 2019. See Note 3 “Investments.”
(vii)For the years ended December 31, 2021 and 2020, other, net is primarily related to (gain) loss on reclassification of held-for-sale assets and (gain) loss on disposal of assets.
(viii)For the years ended December 31, 2021, 2020 and 2019, loss from discontinued operations relates to the discontinuance of OGBC. See Note 16 “Held-For-Sale Assets and Discontinued Operations.”
(ix)For the years ended December 31, 2021, 2020 and 2019, share-based payments relates to the vesting expenses of share-based compensation awarded to employees under the Company’s share-based award plans as described in Note 10. “Share-based Payments.”
(x)For the years ended December 31, 2021 and 2020, financial statement review costs include costs related to the restatements of the Company’s 2019 interim financial statements and second quarter 2021 interim financial statements, costs related to the Company’s responses to requests for information from various regulatory authorities relating to such restatements and legal costs defending shareholder class action complaints brought against the Company as a result of the 2019 restatement.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

Net revenue attributed to a geographic region based on the location of the customer were as follows:

	Year ended December 31,
	2021	2020
Canada	$50,294	$34,538
Israel	13,376	2,539
United States	9,874	9,495
Other countries	891	147
Net revenue	$74,435	$46,719
Property, plant and equipment, net were physically located in the following geographic regions:

	As of December 31,
	2021	2020
Canada	$49,117	$162,163
United States	480	2,293
Israel	24,473	23,143
Total	$74,070	$187,599

13. Earnings (Loss) per Share
Basic and diluted earnings (loss) per share from continued and discontinued operations are calculated as follows:

	Year ended December 31,
	2021	2020	2019
Basic earnings (loss) per share computation
Net income (loss) from continuing operations attributable to the shareholders of Cronos Group	$(395,607)	$(72,487)	$1,166,869
Weighted-average number of common shares outstanding	370,390,965	351,576,848	310,067,179
Basic earnings (loss) from continuing operations per share	$(1.07)	$(0.21)	$3.76

Loss from discontinued operations attributable to the shareholders of Cronos Group	$(500)	$(650)	$(363)
Weighted-average number of common shares outstanding	370,390,965	351,576,848	310,067,179
Basic loss from discontinued operations per share	$—	$—	$—

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

	Year ended December 31,
	2021	2020	2019
Diluted earnings (loss) per share computation
Net income (loss) used in the computation of basic earnings (loss) from continuing operations per share	$(395,607)	$(72,487)	$1,166,869
Adjustment for exercise of rights on derivative liabilities	—	—	(24,416)
Net income (loss) used in the computation of diluted earnings (loss) from continuing operations per share	(395,607)	(72,487)	1,142,453

Weighted-average number of common shares outstanding used in the computation of basic earnings (loss) per share	370,390,965	351,576,848	310,067,179
Dilutive effect of warrants	—	—	19,481,352
Dilutive effect of stock options	—	—	10,649,487
Dilutive effect of restricted share units	—	—	732,972
Dilutive effect of Top-up Rights - market price	—	—	1,881,002
Weighted-average number of common shares for computation of diluted earnings (loss) from continuing operations per share(i)	370,390,965	351,576,848	342,811,992
Diluted earnings (loss) per share from continuing operations	$(1.07)	$(0.21)	$3.33

Loss from discontinued operations attributable to the shareholders of Cronos Group	$(500)	$(650)	$(363)
Weighted-average number of common shares for computation of diluted earnings (loss) from discontinued operations per share	370,390,965	351,576,848	342,811,992
Diluted loss from discontinued operations per share	$0.00	$0.00	$0.00
(i)In computing diluted earnings per share, incremental common shares are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive.
Total securities of 125,195,001, 151,338,762 and 131,871,103 were not included in the computation of diluted shares outstanding for the years ended December 31, 2021, 2020 and 2019, respectively, because the effect would be anti-dilutive.

14. Financial Instruments
(a)Fair value measurement
The Company complies with ASC 820 Fair Value Measurements for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In general, fair values are determined by:
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$886,973	$—	$—	$886,973
Short-term investments	117,684	—	—	117,684
Other investments(i)	8,000	—	—	8,000
Derivative liabilities	—	—	14,375	14,375

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,078,023	$—	$—	$1,078,023
Short-term investments	211,766	—	—	211,766
Derivative liabilities	—	—	163,410	163,410
(i)On December 16, 2021, Cronos Australia closed their merger agreement to acquire CDA Health Pty Ltd, an Australian medicinal cannabis company. In connection with the closing of the Cronos Australia Merger, the Company’s ownership interest in Cronos Australia decreased to approximately 10% and the Company’s number of Cronos Australia board seats was reduced from two to one which constituted a loss of significant influence. As such, the Company reclassified the investment from an investment in equity method investees under the equity method of accounting to an other investment under the fair value method of accounting. See Note 3 “Investments.”
There were no transfers between fair value categories during the periods presented.
(b)Financial risks
The Company’s activities expose it to a variety of financial risks, including credit risk, liquidity risk, market risk, interest rate risk, and foreign currency rate risk.
Credit risk
Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk from its operating activities, primarily accounts receivable and other receivables, and its investing activities, including cash held with banks and financial institutions, short term investments, loans receivable, and advances to joint ventures. The Company’s maximum exposure to this risk is equal to the carrying amount of these financial assets, which amounted to $1,118,684 and $1,403,491 as of December 31, 2021 and December 31, 2020, respectively.
(i)Accounts receivable
The Company had accounts receivable of $22,067 and $8,928 as of December 31, 2021 and December 31, 2020, respectively. An impairment analysis is performed at each reporting date using a provision matrix to measure expected credit losses. The provision rates are based on the days past due for groupings of various customer segments with similar loss patterns. The calculation reflects the probability-weighted outcome, the time value of money and reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Accounts receivable are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, amongst others, the failure of a debtor to engage in a repayment plan, and a failure to make contractual payments for a period of greater than 120 days past due. As of December 31, 2021, 2020 and 2019, the Company had $8, $9 and $124, respectively, in expected credit losses on receivables from contracts with customers in the Rest of World segment and $104, $65 and $12, respectively, in expected credit losses on receivables from contracts with customers in the U.S. segment.
As of December 31, 2021, the Company has assessed that there is a concentration of credit risk as 88% of the Company’s accounts receivable were due from four customers with an established credit history with the Company. As of December 31, 2020, 78% of the Company’s accounts receivable were due from four customers with an established credit history with the Company.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

The Company sells products through a limited number of major customers. Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s revenues. During the year ended December 31, 2021, the Company earned a total net revenue before excise taxes of $41,603 from three major customers in the ROW segment, together accounting for 56% of the Company’s total net revenue before excise taxes. During the year ended December 31, 2020, the Rest of World segment earned a total net revenue before excise taxes of $34,295 from four major customers, together accounting for 63% of the Company’s total net revenue before excise taxes. During the year ended December 31, 2019, the Rest of World segment earned a total net revenue before excise taxes of $7,597 from one major customer, accounting for 32% of the Company’s total net revenues before excise taxes. During the years ended December 31, 2021, 2020, and 2019 the U.S. segment had no major customers.
(ii) Cash and cash equivalents, short-term investments, and other receivables
The Company held cash and cash equivalents of $886,973 and $1,078,023 as of December 31, 2021 and December 31, 2020, respectively. The short-term investments and related interest receivable of $117,684 and $211,766 as of December 31, 2021 and December 31, 2020, respectively, represent short-term investments with a maturity of less than a year and accrued interest. The cash and cash equivalents and short-term investments, including guaranteed investment certificates and bankers’ acceptances, are held with central banks and financial institutions that are highly rated. In addition to interest receivable, other receivables include sales taxes receivable from the government. As such, the Company has assessed an insignificant loss allowance on these financial instruments.
Liquidity risk
Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due and arises principally from the Company’s accounts payable. The Company had trade accounts payable of $8,395 and $12,107 as of December 31, 2021 and December 31, 2020, respectively, included in accounts payable on the consolidated balance sheet. The Company’s policy is to review liquidity resources and ensure that sufficient funds are available to meet financial obligations as they become due. Further, the Company’s management is responsible for ensuring funds exist and are readily accessible to support business opportunities as they arise. The Company’s funding is primarily provided in the form of capital raised through the issuance of common shares and warrants. As of December 31, 2021, the Company has assessed a concentration of risk of vendors as 19% of accounts payables were due to one vendor. As of December 31, 2020, the Company has assessed a concentration risk of vendors as 40% due to four vendors.
Market risk
Market risk is the risk that the fair value of, or future cash flows from, the Company’s financial instruments will significantly fluctuate due to changes in market prices. The value of financial instruments can be affected by changes in interest rates, market and economic conditions, and equity and commodity prices. The Company is exposed to market risk in divesting its investments, such that unfavorable market conditions could result in dispositions of investments at less than their carrying amounts. Further, the revaluation of securities classified as fair value through net income could result in significant write-downs of the Company’s investments, which would have an adverse impact on the Company’s results of operations, unless these would flow through other comprehensive income.
The Company manages risk by having a portfolio of securities from multiple issuers, such that the Company was not materially exposed to any one issuer.
Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those which possess a short term to maturity. A 10% change in the interest rate in effect on December 31, 2021 and December 31, 2020, would not have a material effect on (i) fair value of the cash equivalents and short-term investments as the majority of the portfolio has a maturity date of three months or less, or (ii) interest income. Management continues to monitor external interest rates and revise the Company’s investment strategy as a result.
During the years ended December 31, 2021 and December 31, 2020, the Company had net interest income of $9,071 and $18,415, respectively. During the year ended December 31, 2021, the Company’s average variable interest rate did not change materially. During the year ended December 31, 2020, the Company’s average variable interest rate fell 1.49%, which resulted in a decrease of net interest income of $15,671 in the period.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

Foreign currency risk
Currency rate risk is the risk that the fair value of, or future cash flows from, the Company’s financial instruments will significantly fluctuate due to changes in foreign exchange rates. The Company is exposed to this risk on investments in equity investees denominated in A$ and C$, and other assets and liabilities denominated in A$ and C$. The Company is further exposed to this risk through subsidiaries operating in Israel and the U.S. as the Company’s functional currency is in Canadian dollars. The Company does not currently use foreign exchange contracts to hedge its exposure to currency rate risk. As such, the Company’s financial position and financial results may be adversely affected by the unfavorable fluctuations in currency exchange rates.
As of December 31, 2021 and December 31, 2020, the Company had foreign currency gain (loss) on translation of $8,192 and $14,951, respectively. A 10% change in the exchange rates for the foreign currencies would affect the carrying amounts of net assets by approximately $133,428 and $170,817 as of December 31, 2021 and December 31, 2020, respectively.

15. Related Party Transactions
(a)Altria
On March 8, 2019, in connection with the Altria Investment, Altria, through certain of its wholly owned subsidiaries, purchased a 45% equity interest in the Company. As of December 31, 2021, Altria beneficially held an approximately 42% ownership interest in the Company (calculated on a non-diluted basis).
The Company incurred the following expenses for consulting services from Altria Pinnacle LLC, a subsidiary of Altria (“Altria Pinnacle”):

	Year ended December 31,
	2021	2020	2019
Altria Pinnacle – expense	$436	$1,199	$3,479
During 2019, the Company purchased machinery and equipment amounting to $1,258 from a subsidiary of Altria, which was fully paid for during the year ended December 31, 2019.
There were no amounts payable related to the consulting services with Altria Pinnacle as of December 31, 2021 and 2020.
Refer to Note 8 “Derivative Liabilities” for further information on the derivative liabilities related to the Altria Investment.
(b)Cronos GrowCo
The Company holds a variable interest in Cronos GrowCo through its ownership of 50% of Cronos GrowCo’s common shares and senior secured debt in Cronos GrowCo. See Note 3 “Investments” for further discussion.
The Company made the following purchases of cannabis products from Cronos GrowCo:

	Year ended December 31,
	2021	2020	2019
Cronos GrowCo – purchases	$4,820	$—	$—
The Company’s outstanding payable balance to Cronos GrowCo was $82 as of December 31, 2021. There was no amount payable to Cronos GrowCo as of December 31, 2020.
Additionally, on August 23, 2019, the Company, as lender, and Cronos GrowCo, as borrower, entered into the GrowCo Facility. See additional information in Note 4 “Loans Receivable, net.”

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020, and 2019
(In thousands of U.S. dollars, except for share amounts)

16. Held-For-Sale Assets and Discontinued Operations
During the year ended December 31, 2020, the Company advanced its plans for the sale and disposal of substantially all of the assets of OGBC and as a result, OGBC’s results of operations were reclassified to discontinued operations in the accompanying consolidated financial statements. During the second quarter of 2021, the Company determined that the fair value of OGBC was lower than the carrying amount of the assets. As such, a write-down to these held-for-sale assets of $561 was recorded in the second quarter of 2021. On September 10, 2021, OGBC was sold for $727, net of costs to sell. As a result, the Company recorded $82 in loss from discontinued operations in its consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2021.
On June 10, 2021, the land and office building located in Winnipeg, Manitoba Canada, previously designated as held-for-sale in the first quarter of 2021, was sold for $2,059, net of costs to sell. As a result, the Company recorded a gain on the sale of $1,279 in other, net in its consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2021.
The following table summarizes the financial information for discontinued operations:

	Year ended December 31,
	2021	2020	2019
Loss from discontinued operations, net of income taxes	$(500)	$(650)	$(363)

	As of December 31,
	2021	2020
OGBC assets classified as held-for-sale	$—	$1,176

17. Non-monetary Transactions
The Company had no non-monetary transactions during the year ended December 31, 2021 or 2020.
On March 28, 2019, the Company entered into two transactions to simultaneously purchase and sell inventory to a third party. The Company purchased cannabis resin from the third party and in turn sold cannabis dry flower to the third party. The transactions involved the exchange of work in progress inventory and were accounted for at the carrying amount of inventory transferred by the Company, which equaled the value of the cannabis resin received. No revenue was recognized as a result of this transaction and no gain or loss was recognized in the consolidated statements of net income (loss) and comprehensive income (loss).
In September 2019, the Company entered into three transactions to simultaneously purchase and sell inventory to a third party. The Company purchased cannabis resin and cannabis tincture oil and in turn sold cannabis dry flower to the third party. The transactions involved the exchange of work in progress inventory and were accounted for in accordance with ASC 845 Non-monetary transactions at the carrying amount of inventory transferred by the Company. $2,300 was recognized in revenue as a result of this transaction and no gain or loss was recognized in the consolidated statements of net income (loss) and comprehensive income (loss).

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019
(In thousands of U.S. dollars, except for gram and share amounts)

18. Subsequent Events
(a)Realignment
In the first quarter of 2022, the Company initiated a strategic plan to realign the business around its brands, centralize functions and evaluate the Company’s supply chain (the “Realignment”). The organizational and cost initiatives being undertaken are intended to position the Company to drive profitable and sustainable growth over time. Restructuring costs of $1,219, which impact all segments and will be incurred in 2022, include mostly one-time employee-related severance associated with the Realignment.
(b)Planned Exit of the Stayner Facility
On February 28, 2022, the Board approved plans to leverage its strategic partnerships to improve supply chain efficiencies and reduce manufacturing overhead by exiting its production facility in Stayner, Ontario, Canada (the “Stayner Facility”). The Company expects to incur charges of approximately $4,500 in connection with the planned exit, all of which impact the ROW segment. These charges include employee-related costs such as severance, relocation and other termination benefits, as well as contract termination and other related costs, which are expected to be incurred primarily in the second half of 2022. In addition, the Company anticipates capital expenditures of approximately $2,500 to modernize information technology systems and build distribution capabilities. These anticipated charges and capital expenditures are subject to a number of assumptions, including product costs, the timing of certain events, market factors and others. As a result of these assumptions, actual results may differ materially.
(c)LivWell Transaction
On February 28, 2022, PharmaCann closed the LivWell Transaction. Based upon the terms of the definitive merger agreement, the Company’s ownership percentage in PharmaCann on a fully-diluted basis decreased to approximately 6.7%. The decrease to ownership percentage does not materially affect the Company’s rights under the PharmaCann Option. Further dilution could adversely affect the Company’s rights under the PharmaCann Option.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
(a)Evaluation of Disclosure Controls and Procedures.
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2021. Based on that evaluation, management has concluded that, as of December 31, 2021, due to the existence of material weaknesses in the Company’s internal control over financial reporting described below, the disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b)Management’s Report on Internal Controls Over Financial Reporting
The Company’s management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 because of the material weaknesses described below.
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
•Goodwill and Indefinite-lived Intangible Asset Impairment Testing:
We identified the following material weakness with respect to goodwill and indefinite-lived intangible asset impairment testing. We did not design and maintain effective controls to assess goodwill and indefinite-lived intangible assets for potential impairment as changes in the performance of and prospects for our U.S. reporting unit occurred. Specifically, we did not design and maintain effective controls to sufficiently assess the overall financial performance of and expectations for our U.S. reporting unit and certain macroeconomic, industry and market conditions when evaluating goodwill associated with our U.S. reporting unit and our Lord Jones® brand indefinite-lived intangible asset for potential impairment.
The material weakness in the control environment contributed to material misstatements related to the impairment of goodwill and indefinite-lived intangible assets that led to the restatement of the Company’s interim condensed consolidated financial statements for the three and six months ended June 30, 2021. The material weaknesses create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. The lack of personnel in our accounting function with appropriate level of knowledge and experience in U.S. GAAP sufficient to properly assess evidence and interpret accounting principles described above resulted in immaterial misstatements related to the accounting for derivatives, share-based compensation, earnings per share, and long-lived asset impairment.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

(c)Changes in Internal Controls over Financial Reporting
Other than those material weaknesses identified above and measures described above below to remediate the material weaknesses identified in the prior and current year, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Plan and Status Related to Material Weakness Identified in the Prior Year
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, we have identified the following material weakness:
•Inventory Verification
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
This deficiency did not result in errors that were quantitatively material. Nevertheless, the deficiency created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.
The Company’s management, with oversight from the Audit Committee of the Board of Directors, initiated a plan to remediate the material weakness and the material weakness was remediated as of December 31, 2021.
The plan and progress is described below:

Material Weakness	Control, Control Enhancement or Mitigant	Implementation Status	Management Testing Status	Remediation Status
Inventory Verification	•Enhance count procedures to ensure appropriate consideration and coverage of their total inventory balance	Completed	Tested	Remediated
	•Implement cycle counts as a redundant control to supplement the annual physical count	Completed	Tested	Remediated
	•Provide training to inventory teams on count procedures and inventory management control expectations	Completed	Tested	Remediated

Remediation Plan and Status Related to Material Weaknesses Identified in the Current Year
As discussed above, we have identified material weaknesses related to the control environment and goodwill and indefinite-lived intangible asset impairment testing.
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
The Company will continue to review, optimize, and enhance its financial reporting controls and procedures. As the Company continues to evaluate and work to improve its internal control over financial reporting, the Company may implement additional measures to address the material weaknesses or certain of the remediation measures described above may be enhanced or modified. The material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through further testing, that these controls are operating effectively.

ITEM 9B. OTHER INFORMATION.
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2021.

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

2.2
Options Purchase Agreement, dated June 14, 2021, by and between Cronos USA Holdings Inc. and PharmaCann Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Cronos Group Inc. filed June 15, 2021).

2.3
Option, dated June 14, 2021, issued by PharmaCann Inc. to Cronos USA Holdings Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Cronos Group Inc. filed June 15, 2021).

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

10.5
Amended and Restated Collaboration and License Agreement, dated as of June 3, 2021, by and between Ginkgo Bioworks, Inc. and Cronos Group Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cronos Group Inc. filed June 4, 2021).

10.6†
Cronos Group Inc. 2015 Amended and Restated Stock Option Plan, dated as of May 26, 2015 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of Cronos Group Inc., filed July 11, 2018).

10.7†	Form of Option Certificate to 2015 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).

10.8†
First Amendment to the Cronos Group Inc. 2015 Amended and Restated Stock Option Plan, dated as of August 7, 2019 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).

10.9†
Cronos Group Inc. Amended and Restated 2018 Stock Option Plan, dated as of November 11, 2019 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).

10.10†
Cronos Group Inc. Deferred Shared Unit Plan for Non-Executive Directors, dated as of August 7, 2019 (incorporated by reference to the Exhibit 10.9 to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).

10.11†
Employment Agreement, by and between Cronos Group Inc. (Employment Agreement, by and between Cronos Group Inc. (f/k/a PharmaCann Capital Corporation) and Michael Gorenstein, effective as of August 10, 2016 (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).

10.12†
Description of Oral Amendment, effective as of June 2019, to Employment Agreement, by and between Cronos Group Inc. (f/k/a PharmaCann Capital Corporation) and Michael Gorenstein, effective as of August 10, 2016 (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).

10.13†
Executive Employment Agreement, by and among Hortican Inc., Jerry Barbato and, solely for the purposes specified therein, Cronos Group Inc., effective as of April 15, 2019. (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).

10.14†
Employment Agreement, by and between Hortican Inc. and Xiuming Shum, effective as of August 21, 2017 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).

10.15†
Executive Employment Agreement, by and among Hortican Inc., Xiuming Shum and, solely for the purposes specified therein, Cronos Group Inc., effective as of May 21, 2019 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).

10.16†	Cronos Group Inc. Employment Inducement Award Plan #1 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).
10.17†	Form of Director and Officer Indemnity Agreement (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).
10.18†	Cronos Group Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed August 6, 2020).
10.19†
Form of Restricted Share Unit Award Agreement to Cronos Group Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed August 6, 2020).

10.20†
Form of Restricted Share Unit Award Agreement (Israel) to Cronos Group Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed August 6, 2020).

10.21†
Executive Employment Agreement, dated as of September 9, 2020, by and among Cronos USA Client Services LLC, Cronos Group Inc. and Kurt Schmidt (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cronos Group Inc., filed September 9, 2020).

10.22†
Amended and Restated Employment Agreement, dated as of September 9, 2020, by and among Cronos USA Client Services LLC, Cronos Group Inc., and Michael Gorenstein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cronos Group Inc., filed September 9, 2020).

10.23†
Amended and Restated Executive Employment Agreement, dated as of June 3, 2021, by and among Cronos USA Client Services LLC, Cronos Group Inc. and Todd Abraham (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed August 6, 2021).

10.24†
Executive Employment Agreement, dated as of August 6, 2021, between Cronos USA, Cronos Group and Robert Madore (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed August 6, 2021).

10.25†
Letter Agreement, dated as of August 6, 2021, between Hortican, Cronos Group and Jerry Barbato (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed August 6, 2021).

10.26†
Letter Agreement, dated as of November 26, 2021, between Hortican Inc., Cronos Group Inc. and Xiuming Shum (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-k of Cronos Group Inc., filed November 30, 2021).

10.27†*	Executive Employment Agreement, dated as of January 10, 2022, by and among Cronos USA Client Services LLC, Cronos Group Inc., Hortican Inc. and John Griese.
10.28†*	Letter Agreement, dated as of February 17, 2022, by and among Cronos USA Client Services LLC, Cronos Group Inc., and Anna Shlimak
14.1*	Cronos Group Inc. Code of Business Conduct and Ethics
21.1*	List of Subsidiaries of Cronos Group Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page hereto).
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
Kurt Schmidt President and Chief Executive Officer

Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Kurt Schmidt and Robert Madore, severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Kurt Schmidt	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2022
Kurt Schmidt
/s/ Robert Madore	Chief Financial Officer (Principal Financial Officer)	March 1, 2022
Robert Madore
/s/ Carlos Cortez	Vice President, Controller (Principal Accounting Officer)	March 1, 2022
Carlos Cortez
/s/ Kendrick Ashton, Jr.	Director	March 1, 2022
Kendrick Ashton, Jr.
/s/ Heather Newman	Director	March 1, 2022
Heather Newman
/s/ James Rudyk	Director	March 1, 2022
James Rudyk
/s/ Jody Begley	Director	March 1, 2022
Jody Begley
/s/ Jason Adler	Director	March 1, 2022
Jason Adler
/s/ Michael Gorenstein	Director, Executive Chairman	March 1, 2022
Michael Gorenstein
/s/ Murray Garnick	Director	March 1, 2022
Murray Garnick