Form 10-Q
period 2022-03-31
Cronos Group Inc.
filed 2022-05-10
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
or
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

As of May 9, 2022, there were 375,579,171 common shares of the registrant issued and outstanding.

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

(Exchange rates are shown as C$ per $)	As of
	March 31, 2022	March 31, 2021	December 31, 2021
Average rate	1.2665	1.2665	N/A
Spot rate	1.2507	1.2563	1.2746
All summaries of agreements described herein are qualified by the full text of such agreements (certain of which have been filed as exhibits with the U.S. Securities and Exchange Commission).

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Cronos Group Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	As of March 31, 2022	As of December 31, 2021
Assets	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$861,535	$886,973
Short-term investments	119,933	117,684
Accounts receivable, net	25,814	22,067
Other receivables	3,297	5,765
Current portion of loans receivable, net	6,235	5,460
Inventory, net	37,054	32,802
Prepaids and other current assets	9,537	8,967
Total current assets	1,063,405	1,079,718
Investments in equity accounted investees, net	17,084	16,764
Other investments	111,761	118,392
Non-current portion of loans receivable, net	81,529	80,635
Property, plant and equipment, net	71,828	74,070
Right-of-use assets	6,325	8,882
Goodwill	1,119	1,098
Intangible assets, net	17,880	18,079
Other assets	70	100
Total assets	$1,371,001	$1,397,738

Liabilities
Current liabilities
Accounts payable	$10,904	$11,218
Accrued liabilities	23,076	26,069
Current portion of lease obligation	2,173	2,711
Derivative liabilities	4,099	14,375
Total current liabilities	40,252	54,373
Due to non-controlling interests	1,888	1,913
Non-current portion of lease obligation	7,094	7,095
Deferred income tax liability	396	81
Total liabilities	49,630	63,462

Shareholders’ equity
Share capital (authorized for issue as of March 31, 2022 and December 31, 2021: unlimited; shares outstanding as of March 31, 2022 and December 31, 2021: 375,299,980 and 374,952,693, respectively)	596,368	595,497
Additional paid-in capital	35,365	32,465
Retained earnings	626,778	659,416
Accumulated other comprehensive income	66,088	49,865
Total equity attributable to shareholders of Cronos Group	1,324,599	1,337,243
Non-controlling interests	(3,228)	(2,967)
Total shareholders’ equity	1,321,371	1,334,276
Total liabilities and shareholders’ equity	$1,371,001	$1,397,738
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)
(In thousands of U.S dollars, except share and per share amounts, unaudited)	Table of Contents

	Three months ended March 31,
	2022	2021
Net revenue, before excise taxes	$29,406	$14,654
Excise taxes	(4,373)	(2,043)
Net revenue	25,033	12,611
Cost of sales	18,107	15,574
Gross profit	6,926	(2,963)
Operating expenses
Sales and marketing	5,012	10,254
Research and development	4,039	5,102
General and administrative	22,368	21,906
Restructuring costs	3,084	—
Share-based compensation	3,686	2,499
Depreciation and amortization	1,293	735
Impairment loss on long-lived assets	3,493	1,741
Total operating expenses	42,975	42,237
Operating loss	(36,049)	(45,200)
Other income (expense)
Interest income, net	2,046	2,329
Gain (loss) on revaluation of derivative liabilities	10,419	(116,874)
Share of loss from equity accounted investments	—	(1,643)
Gain (loss) on revaluation of financial instruments	4,268	(200)
Impairment loss on other investments	(11,238)	—
Foreign currency transaction loss	(1,872)	—
Other, net	135	(16)
Total other income (expense)	3,758	(116,404)
Loss before income taxes	(32,291)	(161,604)
Income tax expense	362	—
Loss from continuing operations	(32,653)	(161,604)
Loss from discontinued operations	—	(21)
Net loss	(32,653)	(161,625)
Net loss attributable to non-controlling interest	(15)	(313)
Net loss attributable to Cronos Group	$(32,638)	$(161,312)

Comprehensive loss
Net loss	$(32,653)	$(161,625)
Other comprehensive income
Foreign exchange gain on translation	15,977	16,284
Comprehensive loss	(16,676)	(145,341)
Comprehensive income (loss) attributable to non-controlling interests	(261)	826
Comprehensive loss attributable to Cronos Group	$(16,415)	$(146,167)

Net loss from continuing operations per share
Basic - continuing operations	$(0.09)	$(0.44)
Diluted - continuing operations	(0.09)	(0.44)
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity
For the three months ended March 31, 2022 and 2021
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2022	374,952,693	$595,497	$32,465	$659,416	$49,865	$(2,967)	$1,334,276
Activities relating to share-based compensation	347,287	871	2,900	—	—	—	3,771
Net loss	—	—	—	(32,638)	—	(15)	(32,653)
Foreign exchange gain (loss) on translation	—	—	—	—	16,223	(246)	15,977
Balance as of March 31, 2022	375,299,980	$596,368	$35,365	$626,778	$66,088	$(3,228)	$1,321,371

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2021	360,253,332	$569,260	$34,596	$1,064,509	$42,999	$(3,196)	$1,708,168
Activities relating to share-based compensation	11,403,258	15,652	(2,506)	(7,694)	—	—	5,452
Net loss	—	—	—	(161,312)	—	(313)	(161,625)
Foreign exchange gain on translation	—	—	—	—	15,145	1,139	16,284
Balance as of March 31, 2021	371,656,590	$584,912	$32,090	$895,503	$58,144	$(2,370)	$1,568,279

See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	Three months ended March 31,
	2022	2021
Operating activities
Net loss	$(32,653)	$(161,625)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation	3,686	2,499
Depreciation and amortization	2,824	1,880
Impairment loss on long-lived assets	3,493	1,741
Impairment loss on other investments	11,238	—
Share of loss from investments in equity accounted investees	—	1,643
Gain (loss) on revaluation of derivative liabilities	(10,419)	116,874
Expected credit losses on long-term financial assets	—	416
Foreign currency transaction loss	1,872	—
Other non-cash operating activities, net	(4,467)	106
Changes in operating assets and liabilities:
Accounts receivable, net	(3,530)	1,931
Other receivables	2,435	5,687
Prepaids and other current assets	(1,195)	(3,737)
Inventory	(3,867)	(742)
Accounts payable	(178)	(3,119)
Accrued liabilities	(3,150)	(10,169)
Cash flows used in operating activities	(33,911)	(46,615)
Investing activities
Proceeds from dissolution of joint venture	44	—
Proceeds from repayment of loans receivable	790	—
Purchase of property, plant and equipment	(711)	(6,680)
Purchase of intangible assets	(23)	(392)
Advances on loans receivable	—	(2,645)
Cash flows provided by (used in) investing activities	100	(9,717)
Financing activities
Withholding taxes paid on share-based awards	(534)	(8,673)
Other financing activities, net	70	10
Cash flows used in financing activities	(464)	(8,663)
Effect of foreign currency translation on cash and cash equivalents	8,837	11,422
Net change in cash and cash equivalents	(25,438)	(53,573)
Cash and cash equivalents, beginning of period	886,973	1,078,023
Cash and cash equivalents, end of period	$861,535	$1,024,450
Supplemental cash flow information
Interest received	822	1,157
Income taxes paid	66	624
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
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
(b)Basis of presentation
The interim condensed consolidated financial statements of Cronos Group are unaudited. They have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and with applicable rules and regulations of the U.S. Securities and Exchange Commission relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any other reporting period.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”).
Certain prior year amounts have been reclassified to conform to the current year presentation of our condensed consolidated financial statements. These reclassifications had no effect on the reported results of operations and ending shareholders’ equity.
(c)Concentration of risk
Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk from its operating activities, primarily accounts receivable and other receivables, and its investing activities, including cash held with banks and financial institutions, short-term investments, loans receivable, and advances to joint ventures. The Company’s maximum exposure to this risk is equal to the carrying amount of these financial assets, which amounted to $1,098,413 and $1,118,684 as of March 31, 2022 and December 31, 2021, respectively.
An impairment analysis is performed at each reporting date using a provision matrix to measure expected credit losses. The provision rates are based on the days past due for groupings of various customer segments with similar loss patterns. The calculation reflects the probability-weighted outcome, the time value of money and reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Accounts receivable are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, amongst others, the failure of a debtor to engage in a repayment plan and a failure to make contractual payments for a period of greater than 120 days past due. As of March 31, 2022 and December 31, 2021, the Company had $9 and $8, respectively, in expected credit losses that have been recognized on receivables from contracts with customers in the Rest of World (“ROW”) segment. As of March 31, 2022 and December 31, 2021, the Company had $138 and $104, respectively, in expected credit losses that have been recognized on receivables from contracts with customers in the United States (“U.S.”) segment.
As of March 31, 2022, the Company assessed that there is a concentration of credit risk, as 72% of the Company’s accounts receivable were due from three customers with an established credit history with the Company. As of December 31, 2021, 88% of the Company’s accounts receivable were due from four customers with an established credit history with the Company.
The Company sells products to a limited number of major customers. Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s revenue. During the three months ended March 31, 2022, the Company earned a total net revenue before excise taxes of $9,833 from two major customers in the ROW segment, together accounting for 33% of the Company’s total net revenue before excise taxes. During the three months ended March 31, 2021, the Rest of World segment earned a total net revenue before excise taxes of $8,963 from four major customers, together accounting for 61% of the Company’s total net revenues before excise taxes. During the three months ended March 31, 2022 and 2021, the U.S. segment had no major customers.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(d)Segment information
Segment reporting is prepared on the same basis that the Company’s chief operating decision makers (the “CODMs”) manage the business, make operating decisions and assess the Company’s performance. The Company determined that it has the following two reportable segments: U.S. (the “U.S. segment”) and ROW (the “ROW segment”). The U.S. operating segment consists of the manufacture and distribution of U.S. hemp-derived cannabinoid infused products. The ROW operating segment is involved in the cultivation, manufacture, and marketing of cannabis and cannabis-derived products for the medical and adult-use markets. These two segments represent the geographic regions in which the Company operates and the different product offerings within each geographic region. The results of each segment are regularly reviewed by the CODMs to assess the performance of the segment and make decisions regarding the allocation of resources using Adjusted EBITDA (as defined below) as the measure of segment profit or loss. Adjusted EBITDA is defined as earnings before interest, tax, depreciation, non-cash items and items that do not reflect management’s assessment of ongoing business performance.
(e)Adoption of new accounting pronouncements
On January 1, 2022, the Company adopted ASU No. 2020-06, Debt –Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815–40) (“ASU No. 2020-06”). ASU No. 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU No. 2020-06 is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The adoption of ASU No. 2020-06 did not have an impact on the Company’s interim condensed consolidated financial statements.
(f)New accounting pronouncements not yet adopted
In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326) (“ASU No. 2022-02”). ASU No. 2022-02 eliminates the existing troubled debt restructuring recognition and measurement guidance, and instead aligns the accounting treatment to that of other loan modifications. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU No. 2022-02 also requires that entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU No. 2022-02 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, and is to be adopted prospectively. The Company does not expect the adoption of ASU No. 2022-02 to have a material impact on its condensed consolidated financial statements.

2. Inventory, net
Inventory, net is comprised of the following items:

	As of March 31, 2022	As of December 31, 2021
Raw materials	$8,523	$9,211
Work-in-progress	12,353	12,405
Finished goods	15,587	10,778
Supplies and consumables	591	408
Total	$37,054	$32,802

3. Investments
(a)Variable interest entities and investments in equity accounted investees, net
A reconciliation of the carrying amount of the investments in equity method investees, net is as follows:

	Ownership interest	As of March 31, 2022	As of December 31, 2021
Cronos Growing Company Inc. (“Cronos GrowCo”)	50%	$17,084	$16,764
NatuEra S.à.r.l. (“Natuera”)	50%	—	—
		$17,084	$16,764

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following is a summary of the Company’s share of net losses from equity investments accounted for under the equity method of accounting:

	For the three months ended March 31,
	2022	2021
Cronos GrowCo	$—	$(299)
Natuera	—	(1,344)
	$—	$(1,643)
(b)Other investments
Other investments consist of investments in common shares and options of two companies in the cannabis industry.
PharmaCann, Inc.
In 2021, the Company purchased an option (the “PharmaCann Option”) to acquire 473,787 shares of Class A Common Stock of PharmaCann Inc. (“PharmaCann”), a vertically integrated cannabis company in the United States, which represented an ownership interest of approximately 10.5% as of December 31, 2021. The PharmaCann Option is classified as an equity security without a readily determinable fair value. The Company has elected to measure the fair value of the PharmaCann Option at cost less impairment, if any, and subsequently adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. On February 28, 2022, PharmaCann closed the previously announced transaction with LivWell Holdings, Inc. (“LivWell”) pursuant to which PharmaCann acquired LivWell (the “LivWell Transaction”). LivWell is a multi-state cannabis cultivation and retail leader based in Colorado. As a result of the LivWell Transaction, the Company’s ownership percentage in PharmaCann on a fully-diluted basis decreased to approximately 6.4%. The decrease in ownership percentage does not materially affect the Company’s rights under the PharmaCann Option.
During the three months ended March 31, 2022, the Company identified indicators of impairment related to the PharmaCann Option and conducted an analysis comparing the PharmaCann Option’s carrying amount to its estimated fair value. The fair value was estimated using a combination of the market and income approaches. Under the income approach, significant inputs used in the discounted cash flow method include discount rate, growth rates, and cash flow projections. As a result of this analysis, the Company recorded a non-cash impairment charge of $11,238, as the difference between the carrying amount of the PharmaCann Option and its estimated fair value in the condensed consolidated statements of net income (loss) and comprehensive income (loss).
Cronos Australia Limited
The Company owns approximately 10% of the outstanding common shares of Cronos Australia Limited (“Cronos Australia”). The investment is considered an equity security with a readily determinable fair value. Changes in the fair value of the investment are recorded as gain (loss) on revaluation of financial instruments on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
The following table summarizes the Company’s other investments activity:

	As of December 31, 2021	Unrealized gain	Impairment charges	Foreign exchange effect	As of March 31, 2022
PharmaCann	$110,392	$—	$(11,238)	$—	$99,154
Cronos Australia	8,000	4,196	—	411	12,607
	$118,392	$4,196	$(11,238)	$411	$111,761
During the three months ended March 31, 2021, the Company had no gain or loss on revaluation of other investments. As of March 31, 2022 and December 31, 2021, the Company did not hold any additional other investments.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
4. Loans Receivable, net
Loans receivable, net consists of the following:

	As of March 31, 2022	As of December 31, 2021
GrowCo Facility(i)	$3,198	$3,138
Add: Current portion of accrued interest	3,037	2,322
Total current portion of loans receivable	6,235	5,460
GrowCo Facility(i)	64,801	64,367
Mucci Promissory Note	14,414	14,019
Cannasoul Collaboration Loan(ii)	2,192	2,249
Add: Long-term portion of accrued interest	122	—
Total long-term portion of loans receivable	81,529	80,635
Total loans receivable, net	$87,764	$86,095
(i)On August 23, 2019, the Company, as lender, and Cronos GrowCo, as borrower, entered into a senior secured credit agreement for an aggregate principal amount of C$100,000 (the “GrowCo Facility”). In August 2021, the GrowCo Facility was amended to increase the aggregate principal amount available to C$105,000. As of March 31, 2022 and December 31, 2021, Cronos GrowCo had outstanding borrowings of C$103,000 ($82,354) and C$104,000 ($81,598), respectively, from the GrowCo Facility. As of March 31, 2022, Cronos GrowCo had repaid C$1,000 ($800) under the terms of the GrowCo Facility. The available borrowing capacity under the GrowCo Facility was C$1,000 ($800) at March 31, 2022 and December 31, 2021.
(ii)As of March 31, 2022 and December 31, 2021, CLS has received ILS 8,297 ($2,600) and ILS 8,297 ($2,664), respectively, from the Cannasoul Collaboration Loan.
Expected credit loss allowances on the Company’s long-term financial assets was comprised of the following items:

	As of January 1, 2022	Increase (decrease)(i)	Foreign exchange effect	As of March 31, 2022
GrowCo Facility	$14,089	$(4)	$269	$14,354
Mucci Promissory Note	90	1	2	93
Cannasoul Collaboration Loan	415	3	(9)	409
	$14,594	$—	$262	$14,856

	As of January 1, 2021	Increase (decrease)(i)	Foreign exchange effect	As of March 31, 2021
GrowCo Facility	$1,546	$—	$23	$1,569
Natuera Series A Loan(ii)	721	416	14	1,151
Mucci Promissory Note	270	—	4	274
Cannasoul Collaboration Loan	26	—	—	26
	$2,563	$416	$41	$3,020
(i)During the three months ended March 31, 2022 and 2021, $nil and $416, respectively, were recorded to general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss) as a result of adjustments to our expected credit losses.
(ii)As of March 31, 2022 and December 31, 2021, loans receivable, net for the Natuera Series A Loan was $nil.

5. Derivative Liabilities
As of March 31, 2022, Altria Group Inc. (“Altria”) beneficially held 156,573,537 of the Company’s common shares, an approximate 42% ownership interest in the Company (calculated on a non-diluted basis) and one warrant of the Company (the “Altria Warrant”). As summarized in this note, if exercised in full on such date, the exercise of the Altria Warrant would have resulted in Altria holding a total ownership interest in the Company of approximately 52% (calculated on a non-diluted basis). Pursuant to the investor rights agreement between the Company and Altria (the “Investor Rights Agreement”), entered into in connection with the closing of Altria’s investment in the Company (the “Altria Investment”) pursuant to a subscription agreement dated December 7, 2018, the Company granted Altria certain rights, among others, summarized in this note.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The summaries below are qualified entirely by the terms and conditions fully set out in the Investor Rights Agreement and the Altria Warrant, as applicable.
a.The Altria Warrant entitles the holder, subject to certain qualifications and limitations, to subscribe for and purchase up to an additional 10% of the common shares of Cronos (83,399,995 common shares as of March 31, 2022) at a per share exercise price of C$19.00, which expires on March 8, 2023.
b.The Company granted to Altria, subject to certain qualifications and limitations, upon the occurrence of certain issuances of common shares of the Company executed by the Company (including issuances pursuant to the research and development (“R&D”) partnership (the “Ginkgo Strategic Partnership”) with Ginkgo Bioworks Holdings, Inc. (“Ginkgo”)), the right to purchase up to such number of common shares of the Company in order to maintain their ownership percentage of issued and outstanding common shares of the Company immediately preceding any issuance of shares by the Company (“Pre-emptive Rights”), at the same price per common share of the Company at which the common shares are sold in the relevant issuance; provided that if the consideration paid in connection with any such issuance is non-cash, the price per common share of the Company that would have been received had such common shares been issued for cash consideration will be determined by an independent committee (acting reasonably and in good faith); provided further that the price per common share of the Company to be paid by Altria pursuant to its exercise of its Pre-emptive Rights related to the Ginkgo Strategic Partnership will be C$16.25 per common share. These rights may not be exercised if Altria’s ownership percentage of the issued and outstanding shares of the Company falls below 20%.
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
Reconciliation of the Company’s derivative liabilities activity are as follows:

	As of January 1, 2022	Revaluation gain	Exercise of rights	Foreign exchange effect	As of March 31, 2022
(a) Altria Warrant	$13,720	$(10,011)	$—	$136	$3,845
(b) Pre-emptive Rights	180	(115)	—	2	67
(c) Top-up Rights	475	(293)	—	5	187
	$14,375	$(10,419)	$—	$143	$4,099

	As of January 1, 2021	Revaluation loss	Exercise of rights	Foreign exchange effect	As of March 31, 2021
(a) Altria Warrant	$138,858	$92,964	$—	$2,834	$234,656
(b) Pre-emptive Rights	12,095	7,833	—	245	20,173
(c) Top-up Rights	12,457	16,077	(11,278)	215	17,471
	$163,410	$116,874	$(11,278)	$3,294	$272,300
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

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The fair values of the derivative liabilities were determined using the Black-Scholes pricing model using the following inputs:

	As of March 31, 2022
	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price at valuation date (per share in C$)	$4.85	$4.85	$4.85
Subscription price (per share in C$)	$19	$16.25	$16.25
Weighted-average risk-free interest rate(i)	1.84%	1.31%	1.38%
Weighted-average expected life (in years)(ii)	0.94	0.50	0.75
Expected annualized volatility(iii)	71%	71%	71%
Expected dividend yield	—%	—%	—%

	As of December 31, 2021
	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price at valuation date (per share in C$)	$4.98	$4.98	$4.98
Subscription price (per share in C$)	$19.00	$16.25	$16.25
Weighted-average risk-free interest rate(i)	0.79%	0.39%	0.50%
Weighted-average expected life (in years)(ii)	1.18	0.50	0.80
Expected annualized volatility(iii)	80%	80%	80%
Expected dividend yield	—%	—%	—%
(i)The risk-free interest rate was based on Bank of Canada government treasury bills and bonds with a remaining term equal to the expected life of the derivative liabilities. As of March 31, 2022 and December 31, 2021, the risk-free interest rate uses a range of approximately 0.60% to 2.28% and 0.16% to 1.10%, respectively, for the Pre-emptive Rights and Top-up Rights.
(ii)The expected life represents the period of time, in years, that the derivative liabilities are expected to be outstanding. The expected life of the Pre-emptive Rights and Top-up Rights is determined based on the expected term of the underlying options, warrants, and shares, to which the Pre-emptive Rights and Top-up Rights are linked. As of March 31, 2022 and December 31, 2021, the expected life uses a range of approximately 0.25 years to 3.50 years and 0.25 years to 3.75 years, respectively, for the Pre-emptive Rights and Top-up Rights.
(iii)Volatility was based on an equally weighted blended historical and implied volatility level of the underlying equity securities of the Company.
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

	10% decrease as of March 31, 2022
	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price	$1,445	$34	$53
Weighted-average expected life	1,114	65	60
Expected annualized volatility	1,930	41	67

	10% decrease as of December 31, 2021
	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price	$3,970	$80	$123
Weighted-average expected life	2,971	171	133
Expected annualized volatility	5,402	96	155
These inputs are classified as Level 3 on the fair value hierarchy and are subject to volatility and several factors outside the Company’s control, which could significantly affect the fair value of these derivative liabilities in future periods.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
6. Restructuring
In the first quarter of 2022, the Company initiated a strategic plan to realign the business around its brands, centralize functions and evaluate the Company’s supply chain (the “Realignment”). As part of the Realignment, on February 28, 2022, the Board approved plans to leverage the Company’s strategic partnerships to improve supply chain efficiencies and reduce manufacturing overhead by exiting its production facility in Stayner, Ontario, Canada (the “Stayner Facility”). The organizational and cost reduction initiatives being undertaken are intended to position the Company to drive profitable and sustainable growth over time.
The Company expects to spend approximately $5,800 in connection with the Realignment and the planned exit of the Stayner Facility, of which $3,084 has been incurred as of March 31, 2022. Estimated charges related to the exit of the Stayner Facility include employee-related costs such as severance, relocation and other termination benefits, as well as contract termination and other related costs. The Company expects to incur approximately $2,700 in additional charges related to the planned exit of the Stayner Facility, primarily in the second half of 2022.
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
The Company incurred the following restructuring costs by reportable segment:

	Three months ended March 31,
	2022	2021
Rest of World	$2,031	$—
United States	1,053	—
Total	$3,084	$—
The following table summarizes the Company’s restructuring activity for the three months ended March 31, 2022:

	Accrual as of December 31, 2021	Year-to-date expense	Payments	Accrual as of March 31, 2022
Employee termination benefits	$—	$2,503	$(1,249)	$1,254
Other restructuring costs	—	581	(437)	144
Total	$—	$3,084	$(1,686)	$1,398

7. Share-based Compensation
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
The following table summarizes the total share-based compensation expense associated with the Company’s stock options and RSUs:

	Three months ended March 31,
	2022	2021
Stock options	$1,729	$2,064
RSUs	1,957	435
Total share-based compensation	$3,686	$2,499

During the three months ended March 31, 2022, the Company recognized $1,583 of share-based compensation expense related to the severance of certain executives.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(b)Stock options
Vesting conditions for grants of options are determined by the Compensation Committee of the Company’s Board of Directors. The typical vesting for stock option grants made under the 2020 Omnibus Plan is annual vesting over three to five years with a maximum term of ten years. The typical vesting for stock option grants made under the Prior Option Plans is quarterly vesting over three to five with a maximum term of seven years. The Prior Option Plans did not, and the 2020 Omnibus Plan does not, authorize grants of options with an exercise price below fair market value.
The following is a summary of the changes in stock options:

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of January 1, 2022	$7.75	8,939,330	2.70
Exercise of options	3.14	(1,356,875)
Cancellation, forfeiture and expiry of options	12.46	(55,791)
Balance as of March 31, 2022	$8.55	7,526,664	1.72
Exercisable as of March 31, 2022	$7.96	4,654,574	1.14

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of January 1, 2021	$5.40	13,755,148	2.30
Exercise of options	2.13	(5,230,550)
Cancellation, forfeiture and expiry of options	14.71	(25,771)
Balance as of March 31, 2021	$7.38	8,498,827	2.82
Exercisable as of March 31, 2021	$5.75	4,896,820	1.46
(i)The weighted-average exercise price reflects the conversion of foreign currency-denominated stock options translated into C$ using the average foreign exchange rate as of the date of issuance.
The following table summarizes stock options outstanding:

	As of March 31, 2022	As of December 31, 2021
2020 Omnibus Plan	2,900,000	2,900,000
2018 Stock Option Plan	1,523,449	1,550,074
2015 Stock Option Plan	3,103,215	4,489,256
Total stock options outstanding	7,526,664	8,939,330

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(c)Restricted share units
The following is a summary of the changes in RSUs:

	Weighted-average grant date fair value (C$)(i)	Number of RSUs
Balance as of January 1, 2022	$9.22	1,225,870
Granted(i)	3.52	3,950,334
Vested and issued	10.81	(78,631)
Cancellation and forfeitures	7.92	(55,479)
Balance as of March 31, 2022	$4.74	5,042,094

	Weighted-average grant date fair value (C$)(ii)	Number of RSUs
Balance as of January 1, 2021	$7.66	948,357
Granted(i)	13.27	265,904
Balance as of March 31, 2021	$8.89	1,214,261
(i)RSUs granted in the period vest annually in equal installments over a three-year period from the grant date or vest after a three or five year “cliff-period.” All RSUs are subject to such holder’s continued employment through each vesting date. The vesting of such RSUs is not subject to the achievement of any performance criteria.
(ii)The weighted-average grant date fair value reflects the conversion of foreign currency-denominated RSUs translated into C$ using the foreign exchange rate as of the date of issuance.
(d)Deferred share units
The following is a summary of the changes in DSUs:

	Financial liability	Number of DSUs
Balance as of January 1, 2022	$408	104,442
Gain on revaluation	(66)	—
Balance as of March 31, 2022	$342	104,442

	Financial liability	Number of DSUs
Balance as of January 1, 2021	$577	83,293
Loss on revaluation	211	—
Balance as of March 31, 2021	$788	83,293
(e)Warrants
The following is a summary of the changes in warrants:

	Weighted-average exercise price (C$)	Number of warrants
Balance as of January 1, 2021	$0.25	7,987,349
Exercise of warrants	0.25	(7,977,349)
Balance as of March 31, 2021	$0.25	10,000
As of March 31, 2022, there are no warrants outstanding other than the Altria Warrant. See Note 5 “Derivative Liabilities” for further description of the Altria Warrant.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
8. Earnings (Loss) per Share
Basic and diluted earnings (loss) per share from continuing and discontinued operations are calculated as follows (in thousands, except share and per share amounts):

	Three months ended March 31,
	2022	2021
Basic and diluted loss per share computation
Net loss from continuing operations attributable to the shareholders of Cronos Group	$(32,638)	$(161,291)
Weighted-average number of common shares outstanding for computation for basic and diluted earnings per share(i)	375,022,724	363,012,740
Basic loss from continuing operations per share	$(0.09)	$(0.44)
Diluted loss from continuing operations per share	$(0.09)	$(0.44)

Loss from discontinued operations attributable to the shareholders of Cronos Group	$—	$(21)
Weighted-average number of common shares outstanding from computation for basic and diluted earnings per share	375,022,724	363,012,740
Basic loss from discontinued operations per share	$0.00	$0.00
Diluted loss from discontinued operations per share	$0.00	$0.00
(i)In computing diluted earnings per share, incremental common shares are not considered in periods in which a net loss is reported as the inclusion of the common share equivalents would be anti-dilutive.
Total securities of 118,224,080 and 136,945,023 were not included in the computation of diluted shares outstanding for the three months ended March 31, 2022 and, 2021, respectively, because the effect would be anti-dilutive.
9. Segment Information
The tables below set forth our condensed consolidated results of operations by segment. The Company’s condensed consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that the Company will achieve in future periods. Segment data was as follows for the three months ended March 31, 2022 and 2021:

	Three months ended March 31, 2022
	United States	Rest of World	Corporate	Total
Cannabis flower	$—	$18,625	$—	$18,625
Cannabis extracts	2,328	3,988	—	6,316
Other	—	92	—	92
Net revenue	$2,328	$22,705	$—	$25,033

Total assets	$441,064	$283,182	$646,755	$1,371,001
Depreciation and amortization	96	1,197	—	1,293
Adjusted EBITDA	(7,086)	(3,425)	(8,389)	(18,900)
Purchase of property, plant and equipment, net	—	711	—	711

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	Three months ended March 31, 2021
	United States	Rest of World	Corporate	Total
Cannabis flower	$—	$9,434	$—	$9,434
Cannabis extracts	2,441	703	—	3,144
Other	—	33	—	33
Net revenue	$2,441	$10,170	$—	$12,611

Share of loss from equity accounted investees	$—	$1,643	$—	$1,643

Total assets	$252,449	$394,442	$1,234,391	$1,881,282
Depreciation and amortization	71	664	—	735
Loss from discontinued operations	—	21	—	21
Adjusted EBITDA	(9,510)	(22,184)	(4,880)	(36,574)
Purchase of property, plant and equipment, net	80	6,600	—	6,680
The following tables set forth a reconciliation of net income (loss) as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated:

	Three months ended March 31, 2022
	United States	Rest of World	Corporate	Total
Net income (loss)	$(22,216)	$2,014	$(12,451)	$(32,653)
Interest income, net	(29)	(2,017)	—	(2,046)
Income tax expense	—	362	—	362
Impairment loss on long-lived assets(i)	—	3,493	—	3,493
Gain on revaluation of derivative liabilities(ii)	—	(10,419)	—	(10,419)
Gain on revaluation of financial instruments(iv)	—	(4,268)	—	(4,268)
Impairment loss on other investment(v)	11,238	—	—	11,238
Foreign currency transaction loss	—	1,872	—	1,872
Other, net(vi)	—	(135)	—	(135)
Restructuring costs(viii)	1,053	2,031	—	3,084
Share-based compensation(ix)	2,436	1,250	—	3,686
Financial statement review costs(x)	—	—	4,062	4,062
Depreciation and amortization	432	2,392	—	2,824
Adjusted EBITDA	$(7,086)	$(3,425)	$(8,389)	$(18,900)

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	Three months ended March 31, 2021
	United States	Rest of World	Corporate	Total
Net loss	$(12,092)	$(142,147)	$(7,386)	$(161,625)
Interest income, net	(3)	(2,326)	—	(2,329)
Share of loss from equity accounted investments	—	1,643	—	1,643
Impairment loss on long-lived assets(i)	1,741	—	—	1,741
Loss on revaluation of derivative liabilities(ii)	—	116,874	—	116,874
Transaction costs(iii)	—	—	501	501
Loss on revaluation of financial instruments(iv)	—	200	—	200
Other, net(vi)	—	16	—	16
Loss from discontinued operations(vii)	—	21	—	21
Share-based compensation(ix)	745	1,754	—	2,499
Financial statement review costs(x)	—	—	2,005	2,005
Depreciation and amortization	99	1,781	—	1,880
Adjusted EBITDA	$(9,510)	$(22,184)	$(4,880)	$(36,574)
(i)For the three months ended March 31, 2022, impairment loss on long-lived assets related to the Company’s decision to seek a sublease for leased office space located in Toronto, Ontario, Canada. For the three months ended March 31, 2021, impairment loss on long-lived assets related to an impairment on leased premises in the U.S. segment. See Note 12 “Impairment Loss on Long-lived Assets.”
(ii)For the three months ended March 31, 2022 and 2021, (gain) loss on revaluation of derivative liabilities represents the fair value changes on the derivative liabilities. See Note 5 “Derivative Liabilities.”
(iii)For the three months ended March 31, 2021, transaction costs represent legal, financial and other advisory fees and expenses incurred in connection with various strategic investments. These costs are included in general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
(iv)For the three months ended March 31, 2022, gain on revaluation of financial instruments related primarily to the Company’s equity securities in Cronos Australia. For the three months ended March 31, 2021, loss on revaluation of financial instruments related primarily to revaluations of financial liabilities resulting from DSUs.
(v)For the three months ended March 31, 2022, impairment loss on other investments related to the PharmaCann Option for the difference between its fair value and carrying amount. See Note 3 “Investments.”
(vi)For the three months ended March 31, 2022 and 2021, other, net is primarily related to (gain) loss on reclassification of held-for-sale assets and (gain) loss on disposal of assets.
(vii)For the three months ended March 31, 2021, loss from discontinued operations related to the discontinuance of Original B.C. Ltd. (“OGBC”).
(viii)For the three months ended March 31, 2022, restructuring costs related to the employee-related severance costs and other restructuring costs associated with the Realignment and the exit of the Stayner Facility. See Note 6 “Restructuring.”
(ix)For the three months ended March 31, 2022 and 2021, share-based compensation related to the vesting expenses of share-based compensation awarded to employees under the Company’s share-based award plans as described in Note 7 “Share-based Compensation.”
(x)For the three months ended March 31, 2022 and 2021, financial statement review costs include costs related to the restatements of the Company’s 2019 and second quarter 2021 interim financial statements, costs related to the Company’s responses to requests for information from various regulatory authorities relating to such restatement and legal costs defending shareholder class action complaints brought against the Company as a result of the 2019 restatement.
Net revenue attributed to a geographic region based on the location of the customer were as follows:

	Three months ended March 31,
	2022	2021
Canada	$13,576	$7,582
Israel	9,128	2,518
United States	2,329	2,441
Other countries	—	70
Net revenue	$25,033	$12,611

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
Property, plant and equipment, net were physically located in the following geographic regions:

	As of March 31, 2022	As of December 31, 2021
Canada	$47,717	$49,117
Israel	23,823	24,473
United States	288	480
Total	$71,828	$74,070

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
(i)Class action complaints relating to restatement of 2019 interim financial statements
On March 11 and 12, 2020, two alleged shareholders of the Company separately filed two putative class action complaints in the U.S. District Court for the Eastern District of New York against the Company and its Chief Executive Officer and now former Chief Financial Officer. The court has consolidated the cases, and the consolidated amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The consolidated amended complaint generally alleges that certain of the Company’s prior public statements about revenues and internal control were incorrect based on the Company’s disclosures relating to the Audit Committee of the Board of Directors’ (the “Board”) review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel. The consolidated amended complaint does not quantify a damage request. Defendants moved to dismiss on February 8, 2021.
On June 3, 2020, an alleged shareholder filed a Statement of Claim, as amended on August 12, 2020, in the Ontario Superior Court of Justice in Toronto, Ontario, Canada, seeking, among other things, an order certifying the action as a class action on behalf of a putative class of shareholders and damages of an unspecified amount. The Amended Statement of Claim names (i) the Company, (ii) its Chief Executive Officer, (iii) now former Chief Financial Officer, (iv) former Chief Financial Officer and Chief Commercial Officer, and (v) current and former members of the Board as defendants and alleges breaches of the Ontario Securities Act, oppression under the Ontario Business Corporations Act and common law misrepresentation. The Amended Statement of Claim generally alleges that certain of the Company’s prior public statements about revenues and internal control were misrepresentations based on the Company’s March 2, 2020 disclosure that the Audit Committee of the Board was conducting a review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel, and the Company’s subsequent restatement. The Amended Statement of Claim does not quantify a damage request. On June 28, 2021, the Court dismissed motions brought by the plaintiff for leave to commence a claim for misrepresentation under the Ontario Securities Act and for certification of the action as a class action. The plaintiff has appealed the Court’s dismissal of the motions only with respect to the Company, the Chief Executive Officer, and the now former Chief Financial Officer; the remaining defendants were dismissed from the matter with prejudice, and the Company and all individual defendants agreed not to seek costs from plaintiff in connection with the dismissal of the motions.
(ii)Regulatory reviews relating to restatements
The Company has been responding to requests for information from various regulatory authorities relating to its previously disclosed restatement of its financial statements for the first three quarters of 2019 as well as the previously disclosed restatement of the second quarter of 2021 interim financial statements. The Company is responding to all such requests for information and cooperating with all regulatory authorities. The Company cannot predict the outcome of any such regulatory review or investigation and it is possible that additional investigations or one or more formal proceedings may be commenced against the Company and its current and former officers and directors in connection with these regulatory reviews and investigations.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
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

11. Fair Value Measurements
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
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$861,535	$—	$—	$861,535
Short-term investments	119,933	—	—	119,933
Other investments(i)	12,607	—	—	12,607
Derivative liabilities	—	—	4,099	4,099

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$886,973	$—	$—	$886,973
Short-term investments	117,684	—	—	117,684
Other investments(i)	8,000	—	—	8,000
Derivative liabilities	—	—	14,375	14,375
(i)As of March 31, 2022 and December 31, 2021, the Company’s influence on Cronos Australia is deemed non-significant and the investment is considered an equity security with a readily determinable fair value. See Note 3 “Investments” for additional information.
There were no transfers between fair value categories during the periods presented.

12. Impairment Loss on Long-lived Assets
(a)Right-of-use assets and property, plant, and equipment, net
During the three months ended March 31, 2022, the Company recognized an impairment charge of $1,986 related to the right-of-use lease asset associated with the Company’s corporate headquarters, encompassing approximately 29,000 square feet, in Toronto, Ontario, Canada, for which the Company determined it would seek a sublease. In addition, the Company recognized an impairment charge of $1,507 during the three months ended March 31, 2022 related to leasehold improvements and other office equipment that it plans to include in any potential sublease agreement. The determination to seek a sublease of the property and include leasehold improvements and other office equipment in any potential sublease agreement triggered the impairment charges. Both of the impairment charges are recognized as impairment loss on long-lived assets on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
During the three months ended March 31, 2021, the Company recognized an impairment charge of $1,039 related to leasehold improvements located within leased premises, encompassing approximately 6,000 square feet, in Los Angeles, California, which the Company determined it no longer had plans to use. The significant change in the extent and manner in which the leasehold improvements are being used and the expectation that, more likely than not, the leasehold improvements will be disposed of before the end of their useful life triggered an impairment. The right-of-use lease asset associated with the leasehold improvements was also written down as a result of the Company’s decision to no longer use the leased premise. The Company recognized an impairment charge on the de-recognition of the right-of use asset of $702 during the three months ended March 31, 2021. Both the impairment charges are recognized as impairment loss on long-lived assets on the condensed consolidated statements of net income (loss) and comprehensive income (loss).

13. Related Party Transactions
(a)Altria
On March 8, 2019, in connection with the Altria Investment, Altria, through certain of its wholly owned subsidiaries, purchased a 45% equity interest in the Company. As of March 31, 2022, Altria beneficially held an approximately 42% ownership interest in the Company (calculated on a non-diluted basis).
The Company incurred the following expenses for consulting services from Altria Pinnacle LLC, a subsidiary of Altria (“Altria Pinnacle”):

	Three months ended March 31,
	2022	2021
Altria Pinnacle - expense	$28	$8
As of March 31, 2022 and December 31, 2021, the Company had payables outstanding to Altria Pinnacle of $13 and $nil, respectively.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(b)Cronos GrowCo
The Company holds a variable interest in Cronos GrowCo through its ownership of 50% of Cronos GrowCo’s common shares and senior secured debt in Cronos GrowCo. See Note 3 “Investments” for additional information.
The Company made the following purchases of cannabis products from Cronos GrowCo:

	Three months ended March 31,
	2022	2021
Cronos GrowCo - purchases	$3,218	$—
There were $nil and $82 amounts payable to Cronos GrowCo as of March 31, 2022 and December 31, 2021, respectively.
Additionally, on August 23, 2019, the Company, as lender, and Cronos GrowCo, as borrower, entered into the GrowCo Facility. See Note 4 “Loans Receivable, net” for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read together with other information, including Cronos Group’s condensed consolidated financial statements and the related notes to those statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (this “Quarterly Report”), consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), Part I, Item 1A, Risk Factors, of the Annual Report and Part II, Item 1A, Risk Factors, of this Quarterly Report.
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
Forward-Looking Statements include, but are not limited to, statements with respect to:
•the impact of the ongoing military conflict between Russia and Ukraine (and resulting sanctions) on our business, financial condition and results of operations or cash flows;
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
•our ability to effectively wind-down the Stayner Facility in an organized fashion and acquire raw materials from other suppliers, including Cronos Growing Company Inc. (“Cronos GrowCo”) and the costs and timing associated therewith;
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
•uncertainties as to our ability to exercise our option (the “PharmaCann Option”) in PharmaCann Inc. (“PharmaCann”), in the near term or the future, in full or in part, including the uncertainties as to the status and future development of federal legalization of cannabis in the U.S. and our ability to realize the anticipated benefits of the transaction with PharmaCann;
•expectations regarding revenues, expenses and anticipated cash needs;
•expectations regarding cash flow, liquidity and sources of funding;
•expectations regarding capital expenditures;
•expectations regarding our future production and manufacturing strategy and operations, the costs and timing associated therewith and the receipt of applicable production and sale licenses;
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

The Forward-Looking Statements contained herein are based upon certain material assumptions that were applied in drawing a conclusion or making a forecast or projection, including: (i) our ability to efficiently and effectively exit the Stayner Facility, receive the benefits of the Stayner Facility wind down and acquire raw materials on a timely and cost-effective basis from third parties, including Cronos GrowCo; (ii) our ability, and the abilities of our joint ventures and our suppliers and distributors, to effectively deal with the restrictions, limitations and health issues presented by the COVID-19 pandemic and the ability to continue our production, distribution and sale of our products and customer demand for and use of our products; (iii) management’s perceptions of historical trends, current conditions and expected future developments; (iv) our ability to generate cash flow from operations; (v) general economic, financial market, regulatory and political conditions in which we operate; (vi) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (vii) consumer interest in our products; (viii) competition; (ix) anticipated and unanticipated costs; (x) government regulation of our activities and products including, but not limited to, the areas of taxation and environmental protection; (xi) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (xii) our ability to obtain qualified staff, equipment and services in a timely and cost-efficient manner; (xiii) our ability to conduct operations in a safe, efficient and effective manner; (xiv) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our recent acquisitions into our existing operations; (xv) our ability to realize the expected cost-savings, efficiencies and other benefits of our Realignment and employee turnover related thereto; (xvi) our ability to complete planned dispositions, and, if completed, obtain our anticipated sales price; (xvii) our ability to exercise the PharmaCann Option and realize the anticipated benefits of the transaction with PharmaCann; and (xviii) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.
By their nature, Forward-Looking Statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the Forward-Looking Statements in this Quarterly Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, that we may not be able to exit the Stayner Facility in an organized fashion or achieve the anticipated benefits of the exit or be able to access raw materials on a timely and cost-effective basis from third parties, including Cronos GrowCo; the risk that the COVID-19 pandemic and the military conflict between Russia and Ukraine may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; the risk that cost savings and any other synergies from the Altria Investment may not be fully realized or may take longer to realize than expected; the risk that we will not complete planned dispositions, or, if completed, obtain our anticipated sales price; the implementation and effectiveness of key personnel changes; the risks that our Realignment, the closure of the Stayner Facility and our further leveraging of our strategic partnerships will not result in the expected cost-savings, efficiencies and other benefits or will result in greater than anticipated turnover in personnel; future levels of revenues; consumer demand for cannabis and U.S. hemp products; our ability to manage disruptions in credit markets or changes to our credit ratings; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; the success or timing of completion of ongoing or anticipated capital or maintenance projects; business strategies, growth opportunities and expected investment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); the potential effects of judicial, regulatory or other proceedings, or threatened litigation or proceedings, on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the anticipated effects of actions of third parties such as competitors, activist investors or federal (including U.S. federal), state, provincial, territorial or local regulatory authorities or self-regulatory organizations; changes in regulatory requirements in relation to our business and products; legal or regulatory obstacles that could prevent us from being able to exercise the PharmaCann Option and thereby realizing the anticipated benefits of the transaction with PharmaCann; dilution of our fully-diluted ownership of PharmaCann and the loss of our rights as a result of that dilution; our remediation of material weaknesses in our internal control over financial reporting and the improvement of our control environment and our systems, processes and procedures; and the factors discussed under Part I, Item 1A “Risk Factors” of the Annual Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on Forward-Looking Statements.
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
Foreign currency exchange rates
All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of March 31, 2022, March 31, 2021 and December 31, 2021. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The condensed consolidated statements of net income (loss) and comprehensive income (loss) and condensed consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period as reported on Bloomberg.
The exchange rates used to translate from Canadian dollars (“C$”) to dollars is shown below:

(Exchange rates are shown as C$ per $)	As of
	March 31, 2022	March 31, 2021	December 31, 2021
Average rate	1.2665	1.2665	N/A
Spot rate	1.2507	1.2563	1.2746

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
The U.S. segment manufactures, markets and distributes U.S. hemp-derived supplements and cosmetic products through e-commerce, retail and hospitality partner channels in the United States under the brands Lord Jones®, Happy Dance® and PEACE+™.
The ROW segment is involved in the cultivation, manufacture, and marketing of cannabis and cannabis-derived products for the medical and adult-use markets. In Canada, Cronos Group operates two wholly owned license holders under the Cannabis Act (Canada) (the “Cannabis Act”), Peace Naturals Project Inc. (“Peace Naturals”), which has production facilities near Stayner, Ontario (the “Stayner Facility”), and Thanos Holdings Ltd., known as Cronos Fermentation (“Cronos Fermentation”), which has a production facility in Winnipeg, Manitoba. In Israel, the Company operates under the IMC-GAP, IMC-GMP and IMC-GDP certifications required for the cultivation, production and marketing of dried flower, pre-rolls and cannabis oils in the Israeli medical market. Cronos Group has established three strategic joint ventures in Canada, Israel and Colombia. Additionally, as of March 31, 2022, Cronos Group held approximately 10% of the issued capital of Cronos Australia Limited (“Cronos Australia”), which is listed on the Australian Securities Exchange under the trading symbol “CAU.” Cronos Group currently exports cannabis products to two of the countries that permit the import of such products: Germany and Israel.

Recent Developments
COVID-19 update
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
In the U.S., numerous states have continued to remove their COVID-19 related restrictions. This has resulted in the re-opening of, and increased occupancy capacities in, retail outlets, including those that sell our products. Any reinstatement of restrictions on the operations of retail outlets could negatively impact our short-term results of operations in the U.S. Recently in the U.S., there have been a number of supply chain challenges, such as container ships facing delays due to congestion in ports, impacting many industries, including the industries in which we operate. Although we have not yet seen a significant impact from supply chain disruptions, we continue to monitor our supply chain closely.
In Canada, COVID-19 restrictions began gradually easing at the end of June 2021 as the vaccination rate increased. The lockdown measures taken in the first six months of 2021 to slow infection rates negatively impacted our short-term revenue growth in Canada in 2021. The increase in cases related to the Omicron variant of COVID-19 beginning in December 2021 caused the reinstatement of some restrictions on non-essential retail stores in some provinces, including Quebec, in early 2022; however, those restrictions have eased in most other provinces. Each province is responsible for implementing re-opening plans and certain provinces, including Ontario, are progressing through phases of re-opening which may permit continued increases to the allowance of in-person shopping, typically in the form of percentage of store capacity. All provinces have some form of cannabis retail open to consumers, whether it be restricted in-person shopping, curb-side pickup or delivery. Most provinces have lifted the requirement that retail shoppers show proof of vaccination before entering retail stores. The potential for recurring retail restrictions is ongoing, which could negatively impact our results of operations.
In Israel, most COVID-19 restrictions have been removed as vaccination rates have increased. Occupancy limitations in retail outlets have been removed, including those that sell our products. We do not expect the remaining COVID-19 restrictions to have a material impact on our short-term revenue growth in Israel.
Collectively, the effects of the COVID-19 pandemic have adversely affected our results of operations and, if the effects continue unabated, could continue to do so as long as measures to combat the COVID-19 pandemic remain in effect or supply chains continue to be challenged. At this time, neither the duration nor scope of the disruption can be predicted; therefore, the ultimate impact to our business cannot be reasonably estimated, but such impact could materially adversely affect our business, financial condition and results of operations.
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
Strategic and Organizational Update
In the first quarter of 2022, the Company initiated a strategic plan to realign the business around its brands, centralize functions and evaluate the Company’s supply chain (the “Realignment”). The organizational and cost reduction initiatives being undertaken are intended to position Cronos Group to drive profitable and sustainable growth over time. The program consists of the following:
1.Centralizing functions under common leadership to increase efficient distribution of resources, improve strategic alignment and eliminate duplicative roles and costs;
2.Evaluating the Company’s global supply chain and reducing complexity and fixed expenses, which resulted in the announcement of the planned exit of the Stayner Facility in Stayner, Ontario, and the Company’s ongoing review of product, pricing and distribution optimization; and

3.Implementing an operating expense target to optimize cash deployment for activities such as margin accretive innovation and U.S. adult-use market entry.
Brand and Product Portfolio
In April 2022, the Company expanded its SOURZ by Spinach™ gummy portfolio with a new flavor, Cherry Lime, in a five piece per pack format with 2mg of THC per piece. The Company now has five SKUs in the gummy category across its SOURZ by Spinach™ and Spinach FEELZ™ sub-brands.
Global Supply Chain
In the first quarter of 2022, the Company began to leverage Cronos GrowCo’s capabilities as part of the Realignment. These activities include, among others, the transfer of certain manufacturing equipment to Cronos GrowCo from the Stayner Facility. In April 2022, the Company began building dedicated space within Cronos GrowCo for various manufacturing and R&D activities.
Appointments
In March 2022, the Board of Directors appointed Cronos Group’s founder, Mike Gorenstein, as Chairman, President and Chief Executive Officer, in connection with Kurt Schmidt’s retirement. Mr. Gorenstein previously served as Chairman, President and Chief Executive Officer of Cronos until September 2020, when he transitioned to the Executive Chairman role.
In April 2022, the Company appointed Terry Doucet as Senior Vice President, Legal, Regulatory Affairs and Corporate Secretary, after serving in an interim capacity since December 2021. Mr. Doucet has been with Cronos since 2018 and has guided Cronos through significant growth over the last few years, including the build-out of the Company’s Legal and Regulatory Affairs teams, the Altria Investment, the Ginkgo Strategic Partnership, the PharmaCann Option and various product commercialization initiatives.
Consolidated Results of Operations
The tables below sets forth our condensed consolidated results of operations, expressed in thousands of U.S. dollars for the periods presented. Our condensed consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods.

	Three months ended March 31,
	2022	2021
Net revenue before excise taxes	$29,406	$14,654
Excise taxes	(4,373)	(2,043)
Net revenue	25,033	12,611
Cost of sales	18,107	15,574
Gross profit	6,926	(2,963)
Operating expenses:
Sales and marketing	5,012	10,254
Research and development	4,039	5,102
General and administrative	22,368	21,906
Restructuring costs	3,084	—
Share-based compensation	3,686	2,499
Depreciation and amortization	1,293	735
Impairment loss on long-lived assets	3,493	1,741
Total operating expenses	42,975	42,237
Operating loss	(36,049)	(45,200)
Other income (expense)	3,758	(116,404)
Income tax expense	(362)	—
Loss from discontinued operations	—	(21)
Net loss	(32,653)	(161,625)
Net loss attributable to non-controlling interest	(15)	(313)
Net loss attributable to Cronos Group	$(32,638)	$(161,312)

Summary of select financial results

	Three months ended March 31,		Change
	2022	2021	$	%
Net revenue	$25,033	$12,611	$12,422	99%
Cost of sales	18,107	15,574	2,533	16%
Gross profit	6,926	(2,963)	9,889	334%
Gross margin(i)	28%	(23)%	N/A	51	pp
(i)Gross margin is defined as gross profit divided by net revenue.
Net revenue
For the three months ended March 31, 2022, we reported consolidated net revenue of $25.0 million, representing an increase of $12.4 million from the three months ended March 31, 2021. The increase was primarily due to an increase in net revenue in the ROW segment driven by growth in the Israeli medical market and the Canadian adult-use market.
Cost of sales
For the three months ended March 31, 2022, we reported consolidated cost of sales of $18.1 million, representing an increase of approximately $2.5 million from the three months ended March 31, 2021. The increase was primarily due to higher sales volumes in the ROW segment, partially offset by lower inventory valuation adjustments, lower depreciation expense as a result of the lower fair value of the Stayner Facility in connection with the impairment taken in the three months ended December 31, 2021, and lower cannabis biomass costs as we began to further leverage our joint venture with Cronos GrowCo.
Gross profit
For the three months ended March 31, 2022, we reported gross profit of $6.9 million, representing an increase in gross profit of $9.9 million compared to the three months ended March 31, 2021. For the three month comparative period, the change was primarily due to increased cannabis flower revenue in the ROW segment, the introduction of additional cannabis extract products in the ROW segment that carry a higher gross profit and gross margin than other product categories, lower inventory valuation adjustments, lower depreciation expense as a result of the lower fair value of the Stayner Facility in connection with the impairment taken in the three months ended December 31, 2021, and lower cannabis biomass costs as we began to further leverage our joint venture with Cronos GrowCo.
Operating expenses

	Three months ended March 31,		Change
	2022	2021	$	%
Sales and marketing	$5,012	$10,254	$(5,242)	(51)%
Research and development	4,039	5,102	(1,063)	(21)%
General and administrative	22,368	21,906	462	2%
Restructuring costs	3,084	—	3,084	N/A
Share-based compensation	3,686	2,499	1,187	47%
Depreciation and amortization	1,293	735	558	76%
Impairment loss on long-lived assets	3,493	1,741	1,752	101%
Total operating expenses	$42,975	$42,237	$738	2%
Sales and marketing
For the three months ended March 31, 2022, sales and marketing expenses were $5.0 million, representing a decrease of $5.2 million from the three months ended March 31, 2021. The decrease was primarily due to the implementation of the Realignment operating expense targets driving more focused investment towards the highest return spend.
Research and development
For the three months ended March 31, 2022, research and development expenses were $4.0 million, representing a decrease of $1.1 million from the three months ended March 31, 2021. The decrease was primarily due to the implementation of the Realignment, which includes operating expense targets driving more focused investment towards margin accretive innovation.

General and administrative
For the three months ended March 31, 2022, general and administrative expenses were $22.4 million, representing an increase of $0.5 million from the three months ended March 31, 2021. The increase was primarily due to higher professional fees related to financial statement review costs and employee-related costs.
Restructuring costs
For the three months ended March 31, 2022, restructuring costs were $3.1 million, related to the Realignment, including the planned exit of the Stayner Facility.
Share-based compensation
For the three months ended March 31, 2022, share-based compensation expenses were $3.7 million, representing an increase of $1.2 million from the three months ended March 31, 2021. The increase was primarily due to the acceleration of equity grants to certain executive employees in connection with their separation from the Company.
Depreciation and amortization
For the three months ended March 31, 2022, depreciation and amortization expenses were $1.3 million, representing an increase of $0.6 million from the three months ended March 31, 2021. The change was primarily due to assets placed into service during the latter part of the year ended December 31, 2021.
Impairment loss on long-lived assets
For the three months ended March 31, 2022, impairment loss on long-lived assets was $3.5 million, representing an increase of $1.8 million from the three months ended March 31, 2021. For the three months ended March 31, 2022, $2.0 million was related to a right-of-use lease asset and $1.5 million related to leasehold improvements as a result of our decision to seek a sublease for the Company’s corporate headquarters in Toronto, Canada. During the three months ended March 31, 2021, we recognized impairment charges of $0.7 million related to a right-of-use lease asset and $1.0 million related to leasehold improvements as a result of our decision to no longer use certain leased premises located in Los Angeles, California. See Note 12 “Impairment Loss on Long-lived Assets” to the condensed consolidated financial statements under Item 1 of this Quarterly Report.
Other income (loss), income tax expense and discontinued operations

	Three months ended March 31,		Change(i)
	2022	2021	$	%
Interest income, net	$2,046	$2,329	$(283)	(12)%
Gain (loss) on revaluation of derivative liabilities	10,419	(116,874)	127,293	109%
Share of loss from equity accounted investments	—	(1,643)	1,643	100%
Gain (loss) on revaluation of financial instruments	4,268	(200)	4,468	N/M
Impairment loss on other investments	(11,238)	—	(11,238)	N/A
Foreign currency transaction loss	(1,872)	—	(1,872)	N/A
Other, net	135	(16)	151	N/M
Total other income (loss)	3,758	(116,404)	120,162	103%
Income tax expense	(362)	—	(362)	N/A
Loss from discontinued operations	—	(21)	21	100%
Net loss	$(32,653)	$(161,625)	$128,972	80%

(i)“N/M” is defined as not meaningful.
Interest income, net
For the three months ended March 31, 2022, interest income, net was $2.0 million, representing a decrease of $0.3 million from the three months ended March 31, 2021. The decrease in net interest income was primarily due to lower invested balances during the comparative periods.
Gain (loss) on revaluation of derivative liabilities
For the three months ended March 31, 2022, the gain on revaluation of derivative liabilities was $10.4 million, representing an increase of $127.3 million from the three months ended March 31, 2021. We expect continued changes in derivative valuations as our share price fluctuates period to period. For further information, see Note 5 “Derivative Liabilities” to the condensed consolidated financial statements under Item 1 “Financial Statements” of this Quarterly Report.
Share of loss from equity accounted investments
For the three months ended March 31, 2022, share of loss from equity accounted investments was $nil, representing a decrease in losses of $1.6 million from the three months ended March 31, 2021. The change was due to a decrease in losses in equity accounted investments during the three months ended March 31, 2022.
Gain (loss) on revaluation of financial instruments
For the three months ended March 31, 2022 and 2021, the gain (loss) on revaluation of financial instruments was $4.3 million, representing an increase of $4.5 million from the three months ended March 31, 2021. The increase primarily related to the change in fair value of our investment in Cronos Australia during the quarter since becoming an equity security with a readily determinable fair value in connection with its merger with CDA Health Pty Ltd, an Australian medicinal cannabis company, in December 2021. Prior to the merger, Cronos Australia was accounted for under the equity method of accounting.
Impairment loss on other investments
For the three months ended March 31, 2022, the impairment loss on other investments of $11.2 million was driven by an impairment of the PharmaCann Option for the difference between its estimated fair value and the carrying amount of the PharmaCann Option. Refer to Note 3 “Investments” in our condensed consolidated financial statements under Item 1 of this Quarterly Report.
Foreign currency transaction loss
For the three months ended March 31, 2022, the foreign currency transaction loss was $1.9 million, which related to certain foreign currency-denominated intercompany loans anticipated to be settled in the foreseeable future.
Other, net
For the three months ended March 31, 2022, other, net was $0.1 million, representing an increase of $0.2 million from the three months ended March 31, 2021.

Results of Operations by Business Segment:
The tables below set forth our condensed consolidated results of operations by our two business segments: the ROW segment and the U.S. segment, expressed in U.S. dollars and in thousands for the periods presented. Our condensed consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods. Certain totals in the tables below will not sum to exactly 100% due to rounding.
Summary of select financial results – ROW

	Three months ended March 31,		Change
	2022	2021	$	%
Net revenue	$22,705	$10,170	$12,535	123%
Cost of sales	15,995	14,309	1,686	12%
Gross profit	6,710	(4,139)	10,849	262%
Gross margin	30%	(41)%	N/A	71	pp
Net revenue – ROW

	Three months ended March 31,		Change
	2022	2021	$	%
Cannabis flower	$18,625	$9,434	$9,191	97%
Cannabis extracts	3,988	703	3,285	467%
Other	92	33	59	179%
Net revenue	$22,705	$10,170	$12,535	123%
For the three months ended March 31, 2022, the ROW segment reported net revenue of $22.7 million, representing an increase of $12.5 million from the three months ended March 31, 2021. The change was primarily due to an increase in net revenue in the Israeli medical market largely attributable to the cannabis flower category and the Canadian adult-use market driven primarily by cannabis extracts used in edibles and vaporizers.
Cost of sales – ROW
For the three months ended March 31, 2022, the ROW segment reported cost of sales of $16.0 million, representing an increase of $1.7 million from the three months ended March 31, 2021. The increase was primarily due to higher sales volumes, partially offset by lower inventory valuation adjustments, lower depreciation expense as a result of the lower fair value of the Stayner Facility in connection with the impairment taken in the three months ended December 31, 2021, and lower cannabis biomass costs as we began to further leverage our joint venture with Cronos GrowCo.
Gross profit – ROW
For the three months ended March 31, 2022, the ROW segment reported gross profit of $6.7 million, representing an increase in gross profit of $10.8 million from the three months ended March 31, 2021. For the three month comparative period, the change was primarily due to increased cannabis flower revenue, the introduction of additional cannabis extract products that carry a higher gross profit and gross margin than other product categories, lower inventory valuation adjustments, lower depreciation expense as a result of the lower fair value of the Stayner Facility in connection with the impairment taken in the three months ended December 31, 2021, and lower cannabis biomass costs as we began to further leverage our joint venture with Cronos GrowCo.

Summary of select financial results – U.S.

	Three months ended March 31,		Change
	2022	2021	$	%
Net revenue	$2,328	$2,441	$(113)	(5)%
Cost of sales	2,112	1,265	847	67%
Gross profit	216	1,176	(960)	(82)%
Gross margin	9%	48%	N/A	(39)	pp
Net revenue – U.S.
For the three months ended March 31, 2022, the U.S. segment reported net revenue of $2.3 million, representing a decrease of $0.1 million from the three months ended March 31, 2021. The decrease was primarily driven by a reduction in sales as a result of a decrease in promotional spend as the Company works through its review of the U.S. business as part of the Realignment.
Cost of sales – U.S.
For the three months ended March 31, 2022, the U.S. segment reported cost of sales of $2.1 million, representing an increase of $0.8 million from the three months ended March 31, 2021. The increase was primarily due to increased inventory valuation adjustments, higher shipping costs and unfavorable sales mix.
Gross profit – U.S.
For the three months ended March 31, 2022, the U.S. segment reported gross profit of $0.2 million, representing a decrease of $1.0 million from the three months ended March 31, 2021. For the three months ended March 31, 2022, gross profit was negatively impacted by higher cost of sales.

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
Adjusted EBITDA
Management reviews Adjusted EBITDA, a non-GAAP measure, which excludes non-cash items and items that do not reflect management’s assessment of ongoing business performance of our operating segments. Management defines Adjusted EBITDA as net income (loss) before interest, tax expense, depreciation and amortization adjusted for: share of loss from equity accounted investments; impairment loss on goodwill and intangible assets; impairment loss on long-lived assets; (gain) loss on revaluation of derivative liabilities; (gain) loss on revaluation of financial instruments; transaction costs related to strategic projects; impairment loss on other investments; foreign currency transaction loss; other, net; loss from discontinued operations; restructuring costs; share-based compensation; and review costs related to the restatements of our 2019 and 2021 interim financial statements, including the costs related to our responses to the reviews of such interim financial statements by various regulatory authorities and legal costs defending shareholder class action complaints brought against us as a result of the 2019 restatement (see Part II, Item 1 “Legal Proceedings” of this Quarterly Report for a discussion of the regulatory reviews and shareholder class action complaints relating to the restatement of the 2019 interim financial statements and the regulatory reviews relating to the restatements of the second quarter 2021 interim financial statements). Impairment loss on other investments has been included as an adjustment to Adjusted EBITDA due to the PharmaCann Option impairment analysis. Foreign currency transaction loss has been included as an adjustment to Adjusted EBITDA for the anticipated settlement of intercompany loans denominated in foreign currencies. Additionally, restructuring costs have been included as an adjustment to Adjusted EBITDA in light of the Realignment and the exit from the Stayner Facility.
Management believes that Adjusted EBITDA provides the most useful insight into underlying business trends and results and provides a more meaningful comparison of period-over-period results. Management uses Adjusted EBITDA for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets.

Adjusted EBITDA is reconciled to net income (loss) as follows:

(In thousands of U.S. dollars)	Three months ended March 31, 2022
	United States	Rest of World	Corporate	Total
Net income (loss)	$(22,216)	$2,014	$(12,451)	$(32,653)
Interest income, net	(29)	(2,017)	—	(2,046)
Income tax expense	—	362	—	362
Impairment loss on long-lived assets(i)	—	3,493	—	3,493
Gain on revaluation of derivative liabilities(ii)	—	(10,419)	—	(10,419)
Gain on revaluation of financial instruments(iv)	—	(4,268)	—	(4,268)
Impairment loss on other investment(v)	11,238	—	—	11,238
Foreign currency transaction loss	—	1,872	—	1,872
Other, net(vi)	—	(135)	—	(135)
Restructuring costs(viii)	1,053	2,031	—	3,084
Share-based compensation(ix)	2,436	1,250	—	3,686
Financial statement review costs(x)	—	—	4,062	4,062
Depreciation and amortization	432	2,392	—	2,824
Adjusted EBITDA	$(7,086)	$(3,425)	$(8,389)	$(18,900)

(In thousands of U.S. dollars)	Three months ended March 31, 2021
	United States	Rest of World	Corporate	Total
Net loss	$(12,092)	$(142,147)	$(7,386)	$(161,625)
Interest income, net	(3)	(2,326)	—	(2,329)
Share of loss from equity accounted investments	—	1,643	—	1,643
Impairment loss on long-lived assets(i)	1,741	—	—	1,741
Loss on revaluation of derivative liabilities(ii)	—	116,874	—	116,874
Transaction costs(iii)	—	—	501	501
Loss on revaluation of financial instruments(iv)	—	200	—	200
Other, net(vi)	—	16	—	16
Loss from discontinued operations(vii)	—	21	—	21
Share-based compensation(ix)	745	1,754	—	2,499
Financial statement review costs(x)	—	—	2,005	2,005
Depreciation and amortization	99	1,781	—	1,880
Adjusted EBITDA	$(9,510)	$(22,184)	$(4,880)	$(36,574)
(i)For the three months ended March 31, 2022, impairment loss on long-lived assets related to the Company’s decision to seek a sublease for leased office space located in Toronto, Ontario, Canada. For the three months ended March 31, 2021, impairment loss on long-lived assets related to an impairment on leased premises in the U.S. segment. See Note 12 “Impairment Loss on Long-lived Assets” to the condensed consolidated financial statements under Item 1 of this Quarterly Report.
(ii)For the three months ended March 31, 2022 and 2021, the (gain) loss on revaluation of derivative liabilities represents the fair value changes on the derivative liabilities. See Note 5 “Derivative Liabilities” to the condensed consolidated financial statements under Item 1 of this Quarterly Report.
(iii)For the three months ended March 31, 2021, transaction costs represent legal, financial and other advisory fees and expenses incurred in connection with various strategic investments. These costs are included in general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
(iv)For the three months ended March 31, 2022, gain on revaluation of financial instruments related primarily to the Company’s equity securities in Cronos Australia. See Note 3 “Investments” to the condensed consolidated financial statements under Item 1 of this Quarterly Report. For the three months ended March 31, 2021, loss on revaluation of financial instruments related primarily to revaluations of financial liabilities resulting from DSUs.
(v)For the three months ended March 31, 2022, impairment loss on other investments related to the PharmaCann Option for the difference between its fair value and carrying amount. See Note 3 “Investments” to the condensed consolidated financial statements under Item 1 of this Quarterly Report.
(vi)For the three months ended March 31, 2022 and 2021, other, net is primarily related to (gain) loss on reclassification of held-for-sale assets and (gain) loss on disposal of assets.
(vii)For the three months ended March 31, 2021, loss from discontinued operations related to the discontinuance of OGBC.
(viii)For the three months ended March 31, 2022, restructuring costs related to the employee-related severance costs and other restructuring costs associated with the Realignment and the exit of the Stayner Facility. See Note 6 “Restructuring” to the condensed consolidated financial statements under Item 1 of this Quarterly Report.
(ix)For the three months ended March 31, 2022 and 2021, share-based compensation related to the vesting expenses of share-based compensation awarded to employees under the Company’s share-based award plans as described in Note 7 “Share-based Compensation” to the condensed consolidated financial statements under Item 1 of this Quarterly Report.

(x)For the three months ended March 31, 2022 and 2021, financial statement review costs include costs related to the restatements of the Company’s 2019 and second quarter 2021 interim financial statements, costs related to the Company’s responses to requests for information from various regulatory authorities relating to such restatement and legal costs defending shareholder class action complaints brought against the Company as a result of the 2019 restatement.

Liquidity and Capital Resources
As of March 31, 2022, we had $861.5 million in cash and cash equivalents and $119.9 million in short-term investments, which comprise the majority of the Company’s cash position. We believe that the existing cash and cash equivalents and the short-term investments will be sufficient to fund the business operations and capital expenditures over the next twelve months. The following table summarizes the cash flows from operating, investing and financing activities:

(In thousands of U.S. dollars)	Three months ended March 31,
	2022	2021
Cash flows used in operating activities	$(33,911)	$(46,615)
Cash provided by (used in) investing activities	100	(9,717)
Cash used in financing activities	(464)	(8,663)
Effect of foreign currency translation on cash and cash equivalents	8,837	11,422
Net change in cash	$(25,438)	$(53,573)
Comparison of cash flows between the three months ended March 31, 2022 and the three months ended March 31, 2021
Operating activities
During the three months ended March 31, 2022, we used $33.9 million of cash in operating activities as compared to cash used of $46.6 million in the three months ended March 31, 2021, representing decrease in cash used of $12.7 million. This change is primarily driven by a $12.0 million increase in net income after adjusting for non-cash items during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Investing activities
During the three months ended March 31, 2022, we generated $0.1 million of cash in investing activities, compared to $9.7 million of cash used in investing activities during the three months ended March 31, 2021, representing a decrease of $9.8 million in cash used by investing activities. This change is primarily driven by lower purchases of property, plant and equipment and a decrease in disbursements related to loans receivable with related parties for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Financing activities
During the three months ended March 31, 2022, cash used in financing activities was $0.5 million, compared to $8.7 million of cash used in financing activities during the three months ended March 31, 2021, representing a decrease of $8.2 million in cash used in financing activities. This change is primarily driven by a decrease of $8.1 million in withholding taxes paid on share-based awards during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Cash Requirements
The Company’s cash requirements have not changed significantly since the filing of the Annual Report.

Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. Our critical accounting policies and estimates have not changed significantly since the filing of the Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to certain market risks, including changes from foreign currency exchange rates related to our international operations. The Company’s market risks have not changed significantly from that disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures.
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of March 31, 2022. Based on that evaluation, management has concluded that, as of March 31, 2022, due to the existence of material weaknesses in the Company’s internal control over financial reporting described below, the disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Material Weakness in Internal Controls Over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), we have identified the following material weakness:
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
(b)Changes in Internal Control over Financial Reporting
Other than those material weaknesses identified and measures described above to remediate the material weaknesses identified in the prior year, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Our business, financial condition, results of operations and cash flows could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine.
The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the U.S., Canada United Kingdom, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Although we do not have any customers or direct supplier relationships in Russia or Ukraine, businesses in the United States and globally have experienced shortages in materials and increased costs for transportation, energy, and raw material due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business, financial condition, results of operations and cash flows.
We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. Although our business has not been, to the date of this Quarterly Report, materially impacted by the ongoing military conflict in Ukraine, it is impossible to predict the extent to which our operations, or those of our suppliers and vendors, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but may be substantial. In addition, the effects of the ongoing conflict could heighten any of our known risks described in our Annual Report.

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

10.1†
Amended and Restated Employment Agreement, dated as of March 21, 2022, between Cronos USA Client Services LLC, Cronos Group Inc. and Michael Gorenstein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cronos Group Inc., filed on March 21, 2022).

10.2†
Letter Agreement, dated as of March 21, 2022, between Cronos USA Client Services LLC, Cronos Group Inc. and Kurt Schmidt (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cronos Group Inc., filed on March 21, 2022).

10.3†*	Executive Employment Agreement, dated as of August 16, 2020, among Cronos Israel G.S. Cultivation Ltd., Cronos Group Inc. and Ran Gorelik.
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
Date: May 10, 2022