Form 10-Q
period 2022-06-30
Cronos Group Inc.
filed 2022-08-09
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
or
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

As of August 5, 2022, there were 377,896,371 common shares of the registrant issued and outstanding.

Unless otherwise noted or the context indicates otherwise, references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to the “Company”, “Cronos Group”, “we”, “us” and “our” refer to Cronos Group Inc., its direct and indirect wholly owned subsidiaries and, if applicable, its joint ventures and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; the term “U.S. hemp” has the meaning given to term “hemp” in the United States (“U.S.”). Agricultural Improvement Act of 2018 (the “2018 Farm Bill”), including hemp-derived cannabidiol (“CBD”); and the term “U.S. Schedule I cannabis” means cannabis excluding U.S. hemp.
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

(Exchange rates are shown as C$ per $)	As of
	June 30, 2022	June 30, 2021	December 31, 2021
Quarter-to-date average rate	1.2765	1.2293	N/A
Spot rate	1.2874	1.2395	1.2746
Year-to-date average rate	1.2715	1.2481	1.2541
All summaries of agreements described herein are qualified by the full text of such agreements (certain of which have been filed as exhibits with the U.S. Securities and Exchange Commission).

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Cronos Group Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	As of June 30, 2022	As of December 31, 2021
Assets	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$789,543	$886,973
Short-term investments	155,352	117,684
Accounts receivable, net	19,375	22,067
Other receivables	2,175	5,765
Current portion of loans receivable, net	7,613	5,460
Inventory, net	39,842	32,802
Prepaids and other current assets	12,150	8,967
Total current assets	1,026,050	1,079,718
Equity method investments, net	21,731	16,764
Other investments	108,669	118,392
Non-current portion of loans receivable, net	78,436	80,635
Property, plant and equipment, net	66,316	74,070
Right-of-use assets	6,113	8,882
Goodwill	1,087	1,098
Intangible assets, net	23,722	18,079
Other	89	100
Total assets	$1,332,213	$1,397,738

Liabilities
Current liabilities
Accounts payable	$12,449	$11,218
Accrued liabilities	23,905	26,069
Current portion of lease obligation	2,267	2,711
Derivative liabilities	574	14,375
Total current liabilities	39,195	54,373
Due to non-controlling interests	1,356	1,913
Non-current portion of lease obligation	6,653	7,095
Deferred income tax liability	46	81
Total liabilities	47,250	63,462

Shareholders’ equity
Share capital (authorized for issue as of June 30, 2022 and December 31, 2021: unlimited; shares outstanding as of June 30, 2022 and December 31, 2021: 377,896,371 and 374,952,693, respectively)	604,626	595,497
Additional paid-in capital	35,198	32,465
Retained earnings	606,557	659,416
Accumulated other comprehensive income	41,688	49,865
Total equity attributable to shareholders of Cronos Group	1,288,069	1,337,243
Non-controlling interests	(3,106)	(2,967)
Total shareholders’ equity	1,284,963	1,334,276
Total liabilities and shareholders’ equity	$1,332,213	$1,397,738
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Net Loss and Comprehensive Loss
(In thousands of U.S dollars, except share and per share amounts, unaudited)	Table of Contents

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net revenue, before excise taxes	$28,554	$18,848	$57,960	$33,502
Excise taxes	(5,493)	(3,226)	(9,866)	(5,269)
Net revenue	23,061	15,622	48,094	28,233
Cost of sales	18,941	19,445	37,048	35,019
Inventory write-down	—	11,961	—	11,961
Gross profit	4,120	(15,784)	11,046	(18,747)
Operating expenses
Sales and marketing	5,582	13,209	10,594	23,463
Research and development	4,302	5,199	8,341	10,301
General and administrative	17,005	22,417	39,373	44,323
Restructuring costs	1,270	—	4,354	—
Share-based compensation	2,616	2,565	6,302	5,064
Depreciation and amortization	1,411	1,043	2,704	1,778
Impairment loss on goodwill and indefinite-lived intangible assets	—	234,914	—	234,914
Impairment loss on long-lived assets	—	1,214	3,493	2,955
Total operating expenses	32,186	280,561	75,161	322,798
Operating loss	(28,066)	(296,345)	(64,115)	(341,545)
Other income
Interest income, net	3,775	2,293	5,821	4,622
Gain (loss) on revaluation of derivative liabilities	3,410	115,248	13,829	(1,626)
Share of income (loss) from equity method investments	5,197	(1,115)	5,197	(2,758)
Gain (loss) on revaluation of financial instruments	(2,112)	77	2,156	(123)
Impairment loss on other investments	—	—	(11,238)	—
Foreign currency transaction loss	(2,852)	—	(4,724)	—
Other, net	2	1,050	137	1,034
Total other income	7,420	117,553	11,178	1,149
Loss before income taxes	(20,646)	(178,792)	(52,937)	(340,396)
Income tax expense (benefit)	(308)	—	54	—
Loss from continuing operations	(20,338)	(178,792)	(52,991)	(340,396)
Loss from discontinued operations	—	(561)	—	(582)
Net loss	(20,338)	(179,353)	(52,991)	(340,978)
Net loss attributable to non-controlling interest	(117)	(279)	(132)	(592)
Net loss attributable to Cronos Group	$(20,221)	$(179,074)	$(52,859)	$(340,386)
Comprehensive loss
Net loss	$(20,338)	$(179,353)	$(52,991)	$(340,978)
Other comprehensive income (loss)
Foreign exchange gain (loss) on translation	(24,161)	13,470	(8,184)	29,754
Comprehensive loss	(44,499)	(165,883)	(61,175)	(311,224)
Comprehensive income (loss) attributable to non-controlling interests	122	(394)	(139)	432
Comprehensive loss attributable to Cronos Group	$(44,621)	$(165,489)	$(61,036)	$(311,656)
Net loss from continuing operations per share
Basic - continuing operations	$(0.05)	$(0.48)	$(0.14)	$(0.92)
Diluted - continuing operations	$(0.05)	$(0.48)	$(0.14)	$(0.92)
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity
For the three and six months ended June 30, 2022 and 2021
(In thousands of U.S. dollars, except share amounts, unaudited)

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2022	374,952,693	$595,497	$32,465	$659,416	$49,865	$(2,967)	$1,334,276
Activities relating to share-based compensation	347,287	871	2,900	—	—	—	3,771
Net loss	—	—	—	(32,638)	—	(15)	(32,653)
Foreign exchange gain (loss) on translation	—	—	—	—	16,223	(246)	15,977
Balance as of March 31, 2022	375,299,980	$596,368	$35,365	$626,778	$66,088	$(3,228)	$1,321,371
Activities relating to share-based compensation	395,156	2,251	(167)	—	—	—	2,084
Share issuance pursuant to research and development milestones	2,201,235	6,007	—	—	—	—	6,007
Net loss	—	—	—	(20,221)	—	(117)	(20,338)
Foreign exchange gain (loss) on translation	—	—	—	—	(24,400)	239	(24,161)
Balance as of June 30, 2022	377,896,371	$604,626	$35,198	$606,557	$41,688	$(3,106)	$1,284,963

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2021	360,253,332	$569,260	$34,596	$1,064,509	$42,999	$(3,196)	$1,708,168
Activities relating to share-based compensation	11,403,258	15,652	(2,506)	(7,694)	—	—	5,452
Net loss	—	—	—	(161,312)	—	(313)	(161,625)
Foreign exchange gain on translation	—	—	—	—	15,145	1,139	16,284
Balance as of March 31, 2021	371,656,590	$584,912	$32,090	$895,503	$58,144	$(2,370)	$1,568,279
Activities relating to share-based compensation	148,957	2,451	278	(63)	—	—	2,666
Top-up rights out-of-period adjustment	—	(14,505)	—	3,227	—	—	(11,278)
Net loss	—	—	—	(179,074)	—	(279)	(179,353)
Foreign exchange gain (loss) on translation	—	—	—	—	13,585	(115)	13,470
Balance as of June 30, 2021	371,805,547	$572,858	$32,368	$719,593	$71,729	$(2,764)	$1,393,784

See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	Six months ended June 30,
	2022	2021
Operating activities
Net loss	$(52,991)	$(340,978)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation	6,302	5,064
Depreciation and amortization	7,051	5,083
Impairment loss on goodwill and indefinite-lived intangible assets	—	234,914
Impairment loss on long-lived assets	3,493	2,955
Impairment loss on other investments	11,238	—
(Income) loss from investments	(7,193)	2,758
(Gain) loss on revaluation of derivative liabilities	(13,829)	1,626
Changes in expected credit losses on long-term financial assets	(655)	—
Foreign currency transaction loss	4,724	—
Other non-cash operating activities, net	(1,956)	(1,192)
Changes in operating assets and liabilities:
Accounts receivable, net	1,981	(2,194)
Other receivables	3,590	6,960
Prepaids and other current assets	(3,759)	1,268
Inventory	(8,145)	10,951
Accounts payable and accrued liabilities	(1,042)	(13,412)
Cash flows used in operating activities	(51,191)	(86,197)
Investing activities
Purchase of short-term investments	(157,300)	(120,180)
Proceeds from short-term investments	117,975	136,204
Purchase of other investments	—	(110,392)
(Advances) repayments on loan receivables	1,573	(5,064)
Purchase of property, plant and equipment	(2,218)	(8,347)
Purchase of intangible assets	(421)	(843)
Other investing activities	70	2,059
Cash flows used in investing activities	(40,321)	(106,563)
Financing activities
Withholding taxes paid on share-based awards	(2,080)	(8,919)
Other financing activities, net	46	12
Cash flows used in financing activities	(2,034)	(8,907)
Effect of foreign currency translation on cash and cash equivalents	(3,884)	18,825
Net change in cash and cash equivalents	(97,430)	(182,842)
Cash and cash equivalents, beginning of period	886,973	1,078,023
Cash and cash equivalents, end of period	$789,543	$895,181
Supplemental cash flow information
Interest paid	$—	$—
Interest received	3,490	2,961
Income taxes paid	140	858

See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
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
Cronos Group is an innovative global cannabinoid company committed to building disruptive intellectual property by advancing cannabis research, technology and product development and is seeking to build an iconic brand portfolio. Cronos Group’s diverse international brand portfolio includes Spinach®, PEACE NATURALS®, Lord Jones®, Happy Dance® and PEACE+®.
(b)Basis of presentation
The condensed consolidated interim financial statements of Cronos Group are unaudited. They have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and with applicable rules and regulations of the U.S. Securities and Exchange Commission relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any other reporting period.
These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”).
Certain prior year amounts have been reclassified to conform to the current year presentation of our condensed consolidated interim financial statements. These reclassifications had no effect on the reported results of operations and ending shareholders’ equity.
(c)Segment information
Segment reporting is prepared on the same basis that the Company’s chief operating decision maker (the “CODM”) manages the business, makes operating decisions and assesses the Company’s performance. The Company determined that it has the following two reportable segments: U.S. (the “U.S. segment”) and ROW (the “ROW segment”). The U.S. operating segment consists of the manufacture and distribution of U.S. hemp-derived cannabinoid infused products. The ROW operating segment is involved in the cultivation, manufacture, and marketing of cannabis and cannabis-derived products for the medical and adult-use markets. These two segments represent the geographic regions in which the Company operates and the different product offerings within each geographic region. The results of each segment are regularly reviewed by the CODM to assess the performance of the segment and make decisions regarding the allocation of resources using Adjusted EBITDA (as defined below) as the measure of segment profit or loss. Adjusted EBITDA is defined as earnings before interest, tax, depreciation, non-cash items and items that do not reflect management’s assessment of ongoing business performance.
(d)Concentration of risk
Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk from its operating activities, primarily accounts receivable and other receivables, and its investing activities, including cash held with banks and financial institutions, short-term investments, loans receivable, and advances to joint ventures. The Company’s maximum exposure to this risk is equal to the carrying amount of these financial assets, which amounted to $1,052,494 and $1,118,684 as of June 30, 2022 and December 31, 2021, respectively.
An impairment analysis is performed at each reporting date using a provision matrix to measure expected credit losses. The provision rates are based on the days past due for groupings of various customer segments with similar loss patterns. The calculation reflects the probability-weighted outcome, the time value of money and reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Accounts receivable are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, amongst others, the failure of a debtor to engage in a repayment plan and a failure to make contractual payments for a period of greater than 120 days past due. As of June 30, 2022 and December 31, 2021, the Company had $2 and $8, respectively, in expected credit losses that have been recognized on receivables from contracts with customers in the ROW segment. As of June 30, 2022 and December 31, 2021, the Company had $165 and $104, respectively, in expected credit losses that have been recognized on receivables from contracts with customers in the U.S. segment.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
As of June 30, 2022, the Company assessed that there is a concentration of credit risk, as 70% of the Company’s accounts receivable were due from three customers with an established credit history with the Company. As of December 31, 2021, 88% of the Company’s accounts receivable were due from four customers with an established credit history with the Company.
The Company sells products to a limited number of major customers. Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s revenue. During the three months ended June 30, 2022, the Company earned a total net revenue before excise taxes of $12,767 from three major customers in the ROW segment, together accounting for 56% of the Company’s total net revenues before excise taxes. During the three months ended June 30, 2021, the ROW segment earned a total net revenue before excise taxes of $8,497 from three major customers, together accounting for 45% of the Company’s total net revenues before excise taxes. During the six months ended June 30, 2022, the Company earned a total net revenue before excise taxes of $24,690 from three major customers in the ROW segment, together accounting for 51% of the Company’s total net revenue before excise taxes. During the six months ended June 30, 2021, the ROW segment earned a total net revenue before excise taxes of $18,250 from four major customers, together accounting for 54% of the Company’s total net revenues before excise taxes. During the three and six months ended June 30, 2022 and 2021, the U.S. segment had no major customers.
(e)Adoption of new accounting pronouncements
On January 1, 2022, the Company adopted ASU No. 2020-06, Debt –Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815–40) (“ASU No. 2020-06”). ASU No. 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU No. 2020-06 is part of the Financial Accounting Standards Board’s (“FASB”) simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The adoption of ASU No. 2020-06 did not have an impact on the Company’s condensed consolidated interim financial statements.
(f)New accounting pronouncements not yet adopted
In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU No. 2022-02”). ASU No. 2022-02 eliminates the existing troubled debt restructuring recognition and measurement guidance, and instead aligns the accounting treatment to that of other loan modifications. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU No. 2022-02 also requires that entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU No. 2022-02 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, and is to be adopted prospectively. The Company does not expect the adoption of ASU No. 2022-02 to have a material impact on its condensed consolidated interim financial statements.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU No. 2022-03”). ASU No. 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered in measuring fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, and is to be adopted prospectively. The Company does not expect the adoption of ASU No. 2022-03 to have a material impact on its condensed consolidated interim financial statements.

2. Inventory, net
Inventory, net is comprised of the following items:

	As of June 30, 2022	As of December 31, 2021
Raw materials	$7,435	$9,211
Work-in-progress	14,548	12,405
Finished goods	16,926	10,778
Supplies and consumables	933	408
Total	$39,842	$32,802

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
3. Investments
(a)Variable interest entities and equity method investments, net
A reconciliation of the carrying amount of the investments in equity method investees, net is as follows:

	Ownership interest	As of June 30, 2022	As of December 31, 2021
Cronos Growing Company Inc. (“Cronos GrowCo”)	50%	$21,731	$16,764
NatuEra S.à.r.l. (“Natuera”)	50%	—	—
		$21,731	$16,764
The following is a summary of the Company’s share of net income (loss) from equity method investments:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Cronos GrowCo	5,197	(459)	$5,197	$(758)
Natuera	—	(656)	—	(2,000)
	$5,197	$(1,115)	$5,197	$(2,758)
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
Cronos Australia Limited
The Company owns approximately 10% of the outstanding common shares of Cronos Australia Limited (“Cronos Australia”). The investment is considered an equity security with a readily determinable fair value. Changes in the fair value of the investment are recorded as gain (loss) on revaluation of financial instruments on the condensed consolidated statements of net loss and comprehensive loss.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following table summarizes the Company’s other investments activity:

	As of April 1, 2022	Unrealized loss	Impairment charges	Foreign exchange effect	As of June 30, 2022
PharmaCann	$99,154	$—	$—	$—	$99,154
Cronos Australia	12,607	(2,200)	—	(892)	9,515
	$111,761	$(2,200)	$—	$(892)	$108,669

	As of January 1, 2022	Unrealized gain	Impairment charges	Foreign exchange effect	As of June 30, 2022
PharmaCann	$110,392	$—	$(11,238)	$—	$99,154
Cronos Australia	8,000	1,996	—	(481)	9,515
	$118,392	$1,996	$(11,238)	$(481)	$108,669
During the three months ended March 31, 2022, the Company identified indicators of impairment related to the PharmaCann Option and conducted an analysis comparing the PharmaCann Option’s carrying amount to its estimated fair value. The fair value was estimated using a combination of the market and income approaches. Under the income approach, significant inputs used in the discounted cash flow method include discount rate, growth rates, and cash flow projections. As a result of this analysis, the Company recorded a non-cash impairment charge of $11,238, as the difference between the carrying amount of the PharmaCann Option and its estimated fair value in the condensed consolidated statements of net loss and comprehensive loss.
During the three and six months ended June 30, 2021, the Company had no gain or loss on revaluation of other investments. As of June 30, 2022 and December 31, 2021, the Company did not hold any additional other investments.

4. Loans Receivable, net
Loans receivable, net consists of the following:

	As of June 30, 2022	As of December 31, 2021
GrowCo Facility(i)	$3,625	$3,138
Add: Current portion of accrued interest	3,988	2,322
Total current portion of loans receivable	7,613	5,460
GrowCo Facility(i)	62,310	64,367
Mucci Promissory Note	14,127	14,019
Cannasoul Collaboration Loan(ii)	1,999	2,249
Total long-term portion of loans receivable	78,436	80,635
Total loans receivable, net	$86,049	$86,095
(i)On August 23, 2019, the Company, as lender, and Cronos GrowCo, as borrower, entered into a senior secured credit agreement for an aggregate principal amount of C$100,000 (the “GrowCo Facility”). In August 2021, the GrowCo Facility was amended to increase the aggregate principal amount available to C$105,000. As of June 30, 2022 and December 31, 2021, Cronos GrowCo had outstanding borrowings of C$102,000 ($79,228) and C$104,000 ($81,598), respectively, from the GrowCo Facility. As of June 30, 2022, Cronos GrowCo had repaid C$2,000 ($1,554) under the terms of the GrowCo Facility. The available borrowing capacity under the GrowCo Facility was C$1,000 ($777) at June 30, 2022 and December 31, 2021.
(ii)As of June 30, 2022 and December 31, 2021, Cannasoul Lab Services Ltd. has received ILS 8,297 ($2,376) and ILS 8,297 ($2,664), respectively, from the Cannasoul Collaboration Loan.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
Expected credit loss allowances on the Company’s long-term financial assets for the three and six months ended June 30, 2022 and 2021 were comprised of the following items:

	As of April 1, 2022	Increase (decrease)(i)	Foreign exchange effect	As of June 30, 2022
GrowCo Facility	$14,354	$(660)	$(401)	$13,293
Mucci Promissory Note	93	1	(3)	91
Cannasoul Collaboration Loan	409	4	(36)	377
	$14,856	$(655)	$(440)	$13,761

	As of April 1, 2021	Increase (decrease)	Foreign exchange effect	As of June 30, 2021
GrowCo Facility	$1,569	$—	$21	$1,590
Natuera Series A Loan(ii)	1,151	(1,153)	2	—
Mucci Promissory Note	274	—	4	278
Cannasoul Collaboration Loan	26	—	13	39
	$3,020	$(1,153)	$40	$1,907

	As of January 1, 2022	Increase (decrease)(i)	Foreign exchange effect	As of June 30, 2022
GrowCo Facility	$14,089	$(664)	$(132)	$13,293
Mucci Promissory Note	90	2	(1)	91
Cannasoul Collaboration Loan	415	7	(45)	377
	$14,594	$(655)	$(178)	$13,761

	As of January 1, 2021	Increase (decrease)	Foreign exchange effect	As of June 30, 2021
GrowCo Facility	$1,546	$—	$44	$1,590
Natuera Series A Loan(ii)	721	(737)	16	—
Mucci Promissory Note	270	—	8	278
Cannasoul Collaboration Loan	26	—	13	39
	$2,563	$(737)	$81	$1,907
(i)During both the three and six months ended June 30, 2022, $655 was recorded as a decrease to general and administrative expenses on the condensed consolidated statements of net loss and comprehensive loss as a result of adjustments to our expected credit losses. There were no such adjustments during the three and six months ended June 30, 2021.
(ii)On April 1, 2021, the Company and an affiliate of Agroidea, the other joint venture partner of Natuera, converted all advances made to Natuera under the master loan agreement entered into with Natuera on September 27, 2019, plus accrued interest, into equity of Natuera. As a result, the Company decreased its credit loss allowances by $1,153 and $737 for the three and six months ended June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, loans receivable, net for the Natuera Series A Loan was $nil.

5. Intangible Assets, net
Intangible assets, net are comprised of the following items as of June 30, 2022 and December 31, 2021:

	Useful life (in years)	As of June 30, 2022
		Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	5	$6,065	$(2,137)	$(80)	$3,848
Health Canada licenses	17	8,706	(1,865)	(6,841)	—
Ginkgo exclusive licenses(i)	10	23,655	(865)	(4,668)	18,122
Israeli codes(ii)	20	294	(42)	—	252
Total definite-lived intangible assets		38,720	(4,909)	(11,589)	22,222
Lord Jones® brand	N/A	64,000	—	(62,500)	1,500
Total intangible assets		$102,720	$(4,909)	$(74,089)	$23,722

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	Useful life (in years)	As of December 31, 2021
		Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	5	$5,644	$(1,595)	$(4)	$4,045
Health Canada licenses	17	8,793	(1,883)	(6,910)	—
Ginkgo exclusive licenses	10	17,330	(335)	(4,752)	12,243
Israeli codes(ii)	20	330	(39)	—	291
Total definite-lived intangible assets		32,097	(3,852)	(11,666)	16,579
Lord Jones® brand	N/A	64,000	—	(62,500)	1,500
Trademarks	N/A	142	—	(142)	—
Total intangible assets		$96,239	$(3,852)	$(74,308)	$18,079
(i)In June 2022, the Company announced the achievement of the final productivity target in respect of tetrahydrocannabivarin (“THCV”) under its collaboration and license agreement (the “Ginkgo Collaboration Agreement”) with Ginkgo Bioworks Holdings, Inc. (“Ginkgo”). As a result of the achievement of the final productivity target for THCV, the Company issued 2,201,236 common shares at a share price of C$3.47, and made a cash payment of $600, for total consideration of C$8,412 ($6,522) to Ginkgo through the Ginkgo Collaboration Agreement. The definite-lived intangible asset is being amortized using the straight-line method over its estimated useful life of ten years.
(ii)The Israeli codes were transferred by non-controlling interests to Cronos Israel in exchange for their equity interests in the Cronos Israel entities.
Amortization expense was $606 and $274 for the three months ended June 30, 2022 and 2021, respectively and $1,121 and $443 for the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, the estimated future amortization of definite-lived intangible assets is as follows:

As of June 30, 2022
Remainder of 2022 (6 months)	$1,539
2023	3,034
2024	3,016
2025	2,716
2026	2,109
2027	1,924
Thereafter	7,884
$22,222
For the three and six months ended June 30, 2021, the Company recorded an impairment charge of $56,500 on its Lord Jones® brand intangible asset. There were no impairment charges on intangible assets for the three and six months ended June 30, 2022.

6. Derivative Liabilities
As of June 30, 2022, Altria Group Inc. (“Altria”) beneficially held 156,573,537 of the Company’s common shares, an approximate 41% ownership interest in the Company (calculated on a non-diluted basis) and one warrant of the Company (the “Altria Warrant”). As summarized in this note, if exercised in full on such date, the exercise of the Altria Warrant would have resulted in Altria holding a total ownership interest in the Company of approximately 52% (calculated on a non-diluted basis). Pursuant to the investor rights agreement between the Company and Altria (the “Investor Rights Agreement”), entered into in connection with the closing of Altria’s investment in the Company (the “Altria Investment”) pursuant to a subscription agreement dated December 7, 2018, the Company granted Altria certain rights, among others, summarized in this note.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The summaries below are qualified entirely by the terms and conditions fully set out in the Investor Rights Agreement and the Altria Warrant, as applicable.
a.The Altria Warrant entitles the holder, subject to certain qualifications and limitations, to subscribe for and purchase up to an additional 10% of the common shares of Cronos (83,976,971 common shares as of June 30, 2022) at a per share exercise price of C$19.00, which expires on March 8, 2023.
b.The Company granted to Altria, subject to certain qualifications and limitations, upon the occurrence of certain issuances of common shares of the Company executed by the Company (including issuances pursuant to the research and development (“R&D”) partnership (the “Ginkgo Strategic Partnership”) with Ginkgo), the right to purchase up to such number of common shares of the Company in order to maintain their ownership percentage of issued and outstanding common shares of the Company immediately preceding any issuance of shares by the Company (“Pre-emptive Rights”), at the same price per common share of the Company at which the common shares are sold in the relevant issuance; provided that if the consideration paid in connection with any such issuance is non-cash, the price per common share of the Company that would have been received had such common shares been issued for cash consideration will be determined by an independent committee (acting reasonably and in good faith); provided further that the price per common share of the Company to be paid by Altria pursuant to its exercise of its Pre-emptive Rights related to the Ginkgo Strategic Partnership will be C$16.25 per common share. These rights may not be exercised if Altria’s ownership percentage of the issued and outstanding shares of the Company falls below 20%.
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
Reconciliation of the Company’s derivative liabilities activity are as follows:

	As of April 1, 2022	Revaluation gain	Exercise of rights	Foreign exchange effect	As of June 30, 2022
(a) Altria Warrant	$3,845	$(3,245)	$—	$(109)	$491
(b) Pre-emptive Rights	67	(49)	—	(2)	16
(c) Top-up Rights	187	(116)	—	(4)	67
	$4,099	$(3,410)	$—	$(115)	$574

	As of April 1, 2021	Revaluation gain	Out-of-period adjustment	Foreign exchange effect	As of June 30, 2021
(a) Altria Warrant	$234,656	$(85,778)	$—	$1,205	$150,083
(b) Pre-emptive Rights	20,173	(6,360)	—	113	13,926
(c) Top-up Rights	17,471	(23,110)	11,278	(85)	5,554
	$272,300	$(115,248)	$11,278	$1,233	$169,563

	As of January 1, 2022	Revaluation gain	Exercise of rights	Foreign exchange effect	As of June 30, 2022
(a) Altria Warrant	$13,720	$(13,256)	$—	$27	$491
(b) Pre-emptive Rights	180	(164)	—	—	16
(c) Top-up Rights	475	(409)	—	1	67
	$14,375	$(13,829)	$—	$28	$574

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	As of January 1, 2021	Revaluation (gain)/loss	Exercise of rights	Foreign exchange effect	As of June 30, 2021
(a) Altria Warrant	$138,858	$7,186	$—	$4,039	$150,083
(b) Pre-emptive Rights	12,095	1,473	—	358	13,926
(c) Top-up Rights	12,457	(7,033)	—	130	5,554
	$163,410	$1,626	$—	$4,527	$169,563
Fluctuations in the Company’s share price and the expected life of the derivative instruments are primary drivers for the changes in the derivative valuations during each reporting period. As the share price decreases and the expected period of time the derivative liability is expected to be outstanding decreases, the fair value typically decreases for each related derivative instrument. Share price and weighted-average expected life are two of the significant observable inputs used in the fair value measurement of each of the Company’s derivative instruments.
The fair values of the derivative liabilities were determined using the Black-Scholes pricing model using the following inputs:

	As of June 30, 2022
	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price at valuation date (per share in C$)	$3.60	$3.60	$3.60
Subscription price (per share in C$)	$19.00	$16.25	$16.25
Weighted-average risk-free interest rate(i)	2.74%	2.47%	2.51%
Weighted-average expected life (in years)(ii)	0.69	0.45	0.63
Expected annualized volatility(iii)	77%	77%	77%
Expected dividend yield	—%	—%	—%

	As of December 31, 2021
	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price at valuation date (per share in C$)	$4.98	$4.98	$4.98
Subscription price (per share in C$)	$19.00	$16.25	$16.25
Weighted-average risk-free interest rate(i)	0.79%	0.39%	0.50%
Weighted-average expected life (in years)(ii)	1.18	0.50	0.80
Expected annualized volatility(iii)	80%	80%	80%
Expected dividend yield	—%	—%	—%
(i)The risk-free interest rate was based on Bank of Canada government treasury bills and bonds with a remaining term equal to the expected life of the derivative liabilities. As of June 30, 2022 and December 31, 2021, the risk-free interest rate uses a range of approximately 2.06% to 3.09% and 0.16% to 1.10%, respectively, for the Pre-emptive Rights and Top-up Rights.
(ii)The expected life represents the period of time, in years, that the derivative liabilities are expected to be outstanding. The expected life of the Pre-emptive Rights and Top-up Rights is determined based on the expected term of the underlying options, warrants, and shares, to which the Pre-emptive Rights and Top-up Rights are linked. As of June 30, 2022 and December 31, 2021, the expected life uses a range of approximately 0.25 years to 3.25 years and 0.25 years to 3.75 years, respectively, for the Pre-emptive Rights and Top-up Rights.
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

	10% decrease as of June 30, 2022
	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price	$219	$8	$19
Weighted-average expected life	196	16	24
Expected annualized volatility	318	11	27

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	10% decrease as of December 31, 2021
	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price	$3,970	$80	$123
Weighted-average expected life	2,971	171	133
Expected annualized volatility	5,402	96	155
These inputs are classified as Level 3 on the fair value hierarchy and are subject to volatility and several factors outside the Company’s control, which could significantly affect the fair value of these derivative liabilities in future periods.

7. Restructuring
In the first quarter of 2022, the Company initiated a strategic plan to realign the business around its brands, centralize functions and evaluate the Company’s supply chain (the “Realignment”). As part of the Realignment, on February 28, 2022, the Company’s Board of Directors (the “Board”) approved plans to leverage the Company’s strategic partnerships to improve supply chain efficiencies and reduce manufacturing overhead by exiting its production facility in Stayner, Ontario, Canada (the “Stayner Facility”). The Realignment initiatives being undertaken are intended to position the Company to drive profitable and sustainable growth over time.
The Company expects to incur approximately $6,400 in connection with the Realignment, including the planned exit of the Stayner Facility, of which $4,354 has been incurred as of June 30, 2022. Estimated charges related to the exit of the Stayner Facility include employee-related costs such as severance, relocation and other termination benefits, as well as contract termination and other related costs. The Company expects to incur approximately $2,000 in additional charges related to the Realignment, including the planned exit of the Stayner Facility.
The Company incurred the following restructuring costs by reportable segment:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Rest of World	$978	$—	$3,009	$—
United States	292	—	1,345	—
Total	$1,270	$—	$4,354	$—
The following table summarizes the Company’s restructuring activity for the three and six months ended June 30, 2022:

	Accrual as of April 1, 2022	Expenses	Payments/Write-offs	Accrual as of June 30, 2022
Employee termination benefits	$1,254	$432	$(798)	$888
Other restructuring costs	144	838	(961)	21
Total	$1,398	$1,270	$(1,759)	$909

	Accrual as of January 1, 2022	Expenses	Payments/Write-offs	Accrual as of June 30, 2022
Employee termination benefits	$—	$2,935	$(2,047)	$888
Other restructuring costs	—	1,419	(1,398)	21
Total	$—	$4,354	$(3,445)	$909

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
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
The following table summarizes the total share-based compensation expense associated with the Company’s stock options and RSUs for the three and six months ended June 30, 2022:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Stock options	$1,141	$1,864	$2,870	$3,928
RSUs	1,475	701	3,432	1,136
Total share-based compensation	$2,616	$2,565	$6,302	$5,064

(b)Stock options
Vesting conditions for grants of options are determined by the Compensation Committee of the Board. The typical vesting for stock option grants made under the 2020 Omnibus Plan is annual vesting over three to five years with a maximum term of ten years. The typical vesting for stock option grants made under the Prior Option Plans is quarterly vesting over three to five years with a maximum term of seven years. The Prior Option Plans did not, and the 2020 Omnibus Plan does not, authorize grants of options with an exercise price below fair market value.
The following is a summary of the changes in stock options for the six months ended June 30, 2022 and 2021:

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of January 1, 2022	$7.75	8,939,330	2.70
Exercise of options	3.11	(1,481,004)
Cancellation, forfeiture and expiry of options	13.56	(89,251)
Balance as of June 30, 2022	$8.61	7,369,075	1.53
Exercisable as of June 30, 2022	$8.28	4,686,991	1.04

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of January 1, 2021	$5.40	13,755,148	2.30
Exercise of options	2.14	(5,349,818)
Cancellation, forfeiture and expiry of options	14.86	(33,699)
Balance as of June 30, 2021	$7.45	8,371,631	2.66
Exercisable as of June 30, 2021	$6.49	4,679,240	1.43
(i)The weighted-average exercise price reflects the conversion of foreign currency-denominated stock options translated into C$ using the average foreign exchange rate as of the date of issuance.
The following table summarizes stock options outstanding:

	As of June 30, 2022	As of December 31, 2021
2020 Omnibus Plan	2,900,000	2,900,000
2018 Stock Option Plan	1,492,010	1,550,074
2015 Stock Option Plan	2,977,065	4,489,256
Total stock options outstanding	7,369,075	8,939,330

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(c)Restricted share units
The following is a summary of the changes in RSUs for the six months ended June 30, 2022 and 2021:

	Weighted-average grant date fair value (C$)(ii)	Number of RSUs
Balance as of January 1, 2022	$9.22	1,225,870
Granted(i)	4.32	4,513,992
Vested and issued	8.58	(722,721)
Cancellation and forfeitures	8.32	(101,561)
Balance as of June 30, 2022	$4.84	4,915,580

	Weighted-average grant date fair value (C$)(ii)	Number of RSUs
Balance as of January 1, 2021	$7.66	948,357
Granted(i)	11.29	515,433
Vested and issued	$7.52	(89,912)
Balance as of June 30, 2021	$9.03	1,373,878

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
(d)Deferred share units
The following is a summary of the changes in DSUs for the six months ended June 30, 2022 and 2021:

	Financial liability	Number of DSUs
Balance as of January 1, 2022	$408	104,442
Gain on revaluation	(161)	—
Balance as of June 30, 2022	$247	104,442

	Financial liability	Number of DSUs
Balance as of January 1, 2021	$577	83,293
Loss on revaluation	141	—
Balance as of June 30, 2021	$718	83,293
(e)Warrants
The following is a summary of the changes in warrants for the six months ended June 30, 2021:

	Weighted-average exercise price (C$)	Number of warrants
Balance as of January 1, 2021	$0.25	7,987,349
Exercise of warrants	0.25	(7,987,349)
Balance as of June 30, 2021	$—	—
As of June 30, 2022, there are no warrants outstanding other than the Altria Warrant. See Note 6 “Derivative Liabilities” for further description of the Altria Warrant.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
9. Earnings (Loss) per Share
Basic and diluted earnings (loss) per share from continuing and discontinued operations are calculated as follows (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Basic and diluted earnings (loss) per share computation
Net loss from continuing operations attributable to the shareholders of Cronos Group	$(20,221)	$(178,513)	$(52,859)	$(339,804)
Weighted-average number of common shares outstanding for computation for basic and diluted earnings per share(i)	376,031,860	371,721,382	375,530,077	367,391,118
Basic loss from continuing operations per share	$(0.05)	$(0.48)	$(0.14)	$(0.92)
Diluted loss per share from continuing operations	$(0.05)	$(0.48)	$(0.14)	$(0.92)

Loss from discontinued operations attributable to the shareholders of Cronos Group	$—	$(561)	$—	$(582)
Weighted-average number of common shares outstanding from computation for basic and diluted earnings per share	376,031,860	371,721,382	375,530,077	367,391,118
Basic earnings (loss) from discontinued operations per share	$0.00	$0.00	$0.00	$0.00
Diluted earnings (loss) from discontinued operations per share	$0.00	$0.00	$0.00	$0.00
(i)In computing diluted earnings per share, incremental common shares are not considered in periods in which a net loss is reported as the inclusion of the common share equivalents would be anti-dilutive.
For the three months ended June 30, 2022 and 2021, total securities of 119,589,123 and 120,491,183, respectively, and for the six months ended June 30, 2022 and 2021, total securities of 118,906,603 and 128,373,444, respectively, were not included in the computation of diluted shares outstanding, because the effect would be anti-dilutive.
10. Segment Information
The tables below set forth our condensed consolidated results of operations by segment. The Company’s condensed consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that the Company will achieve in future periods. Segment data was as follows for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30, 2022
	United States	Rest of World	Corporate	Total
Cannabis flower	$—	$15,739	$—	$15,739
Cannabis extracts	1,459	5,582	—	7,041
Other	—	281	—	281
Net revenue	$1,459	$21,602	$—	$23,061

Share of income from equity method investments	$—	$5,197	$—	$5,197

Total assets	$430,455	$285,902	$615,856	$1,332,213
Depreciation and amortization	$87	$1,324	$—	$1,411
Adjusted EBITDA	(3,877)	(8,995)	(5,927)	(18,799)

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	Three months ended June 30, 2021
	United States	Rest of World	Corporate	Total
Cannabis flower	$—	$11,597	$—	$11,597
Cannabis extracts	2,227	1,531	—	3,758
Other	—	267	—	267
Net revenue	$2,227	$13,395	$—	$15,622

Share of loss from equity method investments	$—	$(1,115)	$—	$(1,115)

Total assets	$473,828	$386,805	$741,850	$1,602,483
Depreciation and amortization	68	975	—	1,043
Adjusted EBITDA	(10,711)	(32,605)	(6,443)	(49,759)

	Six months ended June 30, 2022
	United States	Rest of World	Corporate	Total
Cannabis flower	$—	$34,364	$—	$34,364
Cannabis extracts	3,787	9,570	—	13,357
Other	—	373	—	373
Net revenue	$3,787	$44,307	$—	$48,094

Share of income from equity method investments	$—	$5,197	$—	$5,197

Total assets	$430,455	$285,902	$615,856	$1,332,213
Depreciation and amortization	183	2,521	—	2,704
Adjusted EBITDA	(10,963)	(12,420)	(14,316)	(37,699)

	Six months ended June 30, 2021
	United States	Rest of World	Corporate	Total
Cannabis flower	$—	$21,031	$—	$21,031
Cannabis extracts	4,668	2,234	—	6,902
Other	—	300	—	300
Net revenue	$4,668	$23,565	$—	$28,233

Share of loss from equity method investments	$—	$(2,758)	$—	$(2,758)

Total assets	$473,828	$386,805	$741,850	$1,602,483
Depreciation and amortization	139	1,639	—	1,778
Adjusted EBITDA	(20,221)	(54,789)	(11,323)	(86,333)

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following tables set forth a reconciliation of net income (loss) as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated:

	Three months ended June 30, 2022
	United States	Rest of World	Corporate	Total
Net loss	$(4,498)	$(8,759)	$(7,081)	$(20,338)
Interest income, net	(426)	(3,349)	—	(3,775)
Income tax benefit	—	(308)	—	(308)
Share of income from equity method investments	—	(5,197)	—	(5,197)
Gain on revaluation of derivative liabilities(iii)	—	(3,410)	—	(3,410)
Loss on revaluation of financial instruments(v)	—	2,112	—	2,112
Foreign currency transaction loss	—	2,852	—	2,852
Other, net(vii)	—	(2)	—	(2)
Restructuring costs(ix)	292	978	—	1,270
Share-based compensation(x)	473	2,143	—	2,616
Financial statement review costs(xi)	—	—	1,154	1,154
Depreciation and amortization	282	3,945	—	4,227
Adjusted EBITDA	$(3,877)	$(8,995)	$(5,927)	$(18,799)

	Three months ended June 30, 2021
	United States	Rest of World	Corporate	Total
Net income (loss)	$(247,847)	$79,627	$(11,133)	$(179,353)
Interest income, net	(20)	(2,273)	—	(2,293)
Share of loss from equity method investments	—	1,115	—	1,115
Impairment loss on goodwill and indefinite-lived intangible assets(i)	234,914	—	—	234,914
Impairment loss on long-lived assets(ii)	1,214	—	—	1,214
Gain on revaluation of derivative liabilities(iii)	—	(115,248)	—	(115,248)
Transaction costs(iv)	—	—	2,758	2,758
Gain on revaluation of financial instruments(v)	—	(77)	—	(77)
Other, net(vii)	—	(1,050)	—	(1,050)
Loss from discontinued operations(viii)	—	561	—	561
Share-based compensation(x)	822	1,743	—	2,565
Financial statement review costs(xi)	—	—	1,932	1,932
Depreciation and amortization	206	2,997	—	3,203
Adjusted EBITDA	$(10,711)	$(32,605)	$(6,443)	$(49,759)

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	Six months ended June 30, 2022
	United States	Rest of World	Corporate	Total
Net loss	$(26,714)	$(6,745)	$(19,532)	$(52,991)
Interest income, net	(455)	(5,366)	—	(5,821)
Income tax expense	—	54	—	54
Share of income from equity method investments	—	(5,197)	—	(5,197)
Impairment loss on long-lived assets(ii)	—	3,493	—	3,493
Gain on revaluation of derivative liabilities(iii)	—	(13,829)	—	(13,829)
Gain on revaluation of financial instruments(v)	—	(2,156)	—	(2,156)
Impairment loss on other investment(vi)	11,238	—	—	11,238
Foreign currency transaction loss	—	4,724	—	4,724
Other, net(vii)	—	(137)	—	(137)
Restructuring costs(ix)	1,345	3,009	—	4,354
Share-based compensation(x)	2,909	3,393	—	6,302
Financial statement review costs(xi)	—	—	5,216	5,216
Depreciation and amortization	714	6,337	—	7,051
Adjusted EBITDA	$(10,963)	$(12,420)	$(14,316)	$(37,699)

	Six months ended June 30, 2021
	United States	Rest of World	Corporate	Total
Net loss	$(259,939)	$(62,520)	$(18,519)	$(340,978)
Interest income, net	(23)	(4,599)	—	(4,622)
Share of loss from equity method investments	—	2,758	—	2,758
Impairment loss on goodwill and indefinite-lived intangible assets(i)	234,914	—	—	234,914
Impairment loss on long-lived assets(ii)	2,955	—	—	2,955
Loss on revaluation of derivative liabilities(iii)	—	1,626	—	1,626
Transaction costs(iv)	—	—	3,259	3,259
Loss on revaluation of financial instruments(v)	—	123	—	123
Other, net(vii)	—	(1,034)	—	(1,034)
Loss from discontinued operations(viii)	—	582	—	582
Share-based compensation(x)	1,567	3,497	—	5,064
Financial statement review costs(xi)	—	—	3,937	3,937
Depreciation and amortization	305	4,778	—	5,083
Adjusted EBITDA	$(20,221)	$(54,789)	$(11,323)	$(86,333)
(i)For the three and six months ended June 30, 2021, impairment on goodwill and indefinite-lived intangible assets relates to impairment on goodwill and indefinite-lived intangible assets related to the Company’s U.S. segment.
(ii)For the six months ended June 30, 2022, impairment loss on long-lived assets related to the Company’s decision to seek a sublease for leased office space in Toronto, Ontario, Canada during the first quarter of 2022. For the three months ended June 30, 2021, impairment loss on long-lived assets relates to an impairment on property, plant and equipment in the U.S. segment. For the six months ended June 30, 2021, impairment loss on long-lived assets relates to the aforementioned impairment loss on property, plant and equipment as well as an impairment loss on leased premises in the U.S. segment from the first quarter of 2021. See Note 13 “Impairment Loss on Long-lived Assets.”
(iii)For the three and six months ended June 30, 2022 and 2021, (gain) loss on revaluation of derivative liabilities represents the fair value changes on the derivative liabilities. See Note 6 “Derivative Liabilities.”
(iv)For the three and six months ended June 30, 2021, transaction costs represent legal, financial and other advisory fees and expenses incurred in connection with various strategic investments. These costs are included in general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
(v)For the three and six months ended June 30, 2022, (gain) loss on revaluation of financial instruments related primarily to the Company’s equity securities in Cronos Australia. For three and six months ended June 30, 2021, (gain) loss on revaluation of financial instruments related primarily to revaluations of financial liabilities resulting from DSUs.
(vi)For the six months ended June 30, 2022, impairment loss on other investments related to the PharmaCann Option for the difference between its fair value and carrying amount. See Note 3 “Investments.”

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(vii)For the three and six months ended June 30, 2022, other, net related to (gain) loss on disposal of assets. For the three and six months ended June 30, 2021, other, net primarily related to gain recorded on sale of the Company’s Winnipeg facility previously designated as held-for-sale in the first quarter of 2021.
(viii)For the three and six months ended June 30, 2021, loss from discontinued operations related to the discontinuance of Original B.C. Ltd. (“OGBC”).
(ix)For the three and six months ended June 30, 2022, restructuring costs related to the employee-related severance costs and other restructuring costs associated with the Realignment, including the planned exit of the Stayner Facility. See Note 7 “Restructuring.”
(x)For the three and six months ended June 30, 2022 and 2021, share-based compensation related to the vesting expenses of share-based compensation awarded to employees under the Company’s share-based award plans as described in Note 8 “Share-based Compensation.”
(xi)For the three and six months ended June 30, 2022 and 2021, financial statement review costs include costs and reserves taken related to the restatements of the Company’s 2019 and second quarter 2021 interim financial statements, costs related to the Company’s responses to requests for information from various regulatory authorities relating to such restatements and legal costs defending shareholder class action complaints brought against the Company as a result of the 2019 restatement.
Net revenue attributed to a geographic region based on the location of the customer were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Canada	$14,388	$10,664	$27,965	$18,246
Israel	7,214	2,310	16,342	4,828
United States	1,459	2,227	3,787	4,668
Other countries	—	421	—	491
Net revenue	$23,061	$15,622	$48,094	$28,233

11. Commitments and Contingencies
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
12. Fair Value Measurements
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
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$789,543	$—	$—	$789,543
Short-term investments	155,352	—	—	155,352
Other investments(i)	9,515	—	—	9,515
Derivative liabilities	—	—	574	574

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$886,973	$—	$—	$886,973
Short-term investments	117,684	—	—	117,684
Other investments(i)	8,000	—	—	8,000
Derivative liabilities	—	—	14,375	14,375
(i)As of June 30, 2022 and December 31, 2021, the Company’s influence on Cronos Australia is deemed non-significant and the investment is considered an equity security with a readily determinable fair value. See Note 3 “Investments” for additional information.
There were no transfers between fair value categories during the periods presented.

13. Impairment Loss on Long-lived Assets
(a)Right-of-use assets and property, plant, and equipment, net
During the six months ended June 30, 2022, the Company recognized an impairment charge of $1,986 related to the right-of-use lease asset associated with the Company’s corporate headquarters, encompassing approximately 29,000 square feet, in Toronto, Ontario, Canada, for which the Company determined it would seek a sublease. In addition, the Company recognized an impairment charge of $1,507 during the six months ended June 30, 2022 related to leasehold improvements and other office equipment that it plans to include in any potential sublease agreement. The determination to seek a sublease of the property and include leasehold improvements and other office equipment in any potential sublease agreement triggered the impairment charges. Both of the impairment charges are recognized as impairment loss on long-lived assets on the condensed consolidated statements of net loss and comprehensive loss.
During the three months ended June 30, 2021, the Company concluded that there were impairment indicators on property, plant and equipment associated with sales channels in the U.S. segment. As a result, a quantitative impairment analysis was required as of June 30, 2021. As such, the Company reassessed its estimates and forecasts as of June 30, 2021, to determine the fair values of the property, plant and equipment using an undiscounted cash flow methodology. Significant inputs include growth rates and cash flow projections. As a result of the analysis, as of June 30, 2021, the Company concluded the carrying amount of the property, plant and equipment associated with sales channels in the U.S. segment exceeded its fair value, which resulted in impairment charges of $1,214 on the condensed consolidated statements of net loss and comprehensive loss for the three and six months ended June 30, 2021.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
During the six months ended June 30, 2021, the Company recognized an impairment charge of $1,039 related to leasehold improvements located within leased premises, encompassing approximately 6,000 square feet, in Los Angeles, California, which the Company determined it no longer had plans to use. The significant change in the extent and manner in which the leasehold improvements are being used and the expectation that, more likely than not, the leasehold improvements will be disposed of before the end of their useful life triggered an impairment. The right-of-use lease asset associated with the leasehold improvements was also written down as a result of the Company’s decision to no longer use the leased premises. The Company recognized an impairment charge on the de-recognition of the right-of-use asset of $702 during the six months ended June 30, 2021. Both of the impairment charges are recognized as impairment loss on long-lived assets on the condensed consolidated statements of net loss and comprehensive loss.
No impairment charges were recorded during the three months ended June 30, 2022 on property, plant and equipment and right-of-use assets, other than as noted above.

14. Related Party Transactions
(a)Altria
On March 8, 2019, in connection with the Altria Investment, Altria, through certain of its wholly owned subsidiaries, purchased a 45% equity interest in the Company. As of June 30, 2022, Altria beneficially held an approximately 41% ownership interest in the Company (calculated on a non-diluted basis).
The Company incurred the following expenses for consulting services from Altria Pinnacle LLC, a subsidiary of Altria (“Altria Pinnacle”):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Altria Pinnacle - expense	$—	$2	$28	$12
As of both June 30, 2022 and December 31, 2021, the Company had no payables outstanding to Altria Pinnacle.
(b)Cronos GrowCo
The Company holds a variable interest in Cronos GrowCo through its ownership of 50% of Cronos GrowCo’s common shares and senior secured debt in Cronos GrowCo. See Note 3 “Investments” for additional information.
The Company made the following purchases of cannabis products from Cronos GrowCo:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cronos GrowCo - purchases	$5,597	$534	$8,815	$534
As of June 30, 2022 and December 31, 2021, the Company had payables outstanding to Cronos GrowCo of $2,103 and $82, respectively.
Additionally, on August 23, 2019, the Company, as lender, and Cronos GrowCo, as borrower, entered into the GrowCo Facility. See Note 4 “Loans Receivable, net” for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read together with other information, including Cronos Group’s condensed consolidated interim financial statements and the related notes to those statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (this “Quarterly Report”), consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), Part I, Item 1A, Risk Factors, of the Annual Report and Part II, Item 1A, Risk Factors, of this Quarterly Report.
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
Foreign currency exchange rates
All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of June 30, 2022, June 30, 2021 and December 31, 2021. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The condensed consolidated statements of net income (loss) and comprehensive income (loss) and condensed consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period as reported on Bloomberg.
The exchange rates used to translate from Canadian dollars (“C$”) to dollars is shown below:

(Exchange rates are shown as C$ per $)	As of
	June 30, 2022	June 30, 2021	December 31, 2021
Quarter-to-date average rate	1.2765	1.2293	N/A
Spot rate	1.2874	1.2395	1.2746
Year-to-date average rate	1.2715	1.2481	1.2541

Business Overview
Cronos Group is an innovative global cannabinoid company committed to building disruptive intellectual property by advancing cannabis research, technology and product development and are seeking to build an iconic brand portfolio. Cronos Group’s diverse international brand portfolio includes Spinach®, PEACE NATURALS®, Lord Jones®, Happy Dance® and PEACE+®.
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
The U.S. segment manufactures, markets and distributes U.S. hemp-derived supplements and cosmetic products through e-commerce, retail and hospitality partner channels in the United States under the brands Lord Jones®, Happy Dance® and PEACE+®.
The ROW segment is involved in the cultivation, manufacture, and marketing of cannabis and cannabis-derived products for the medical and adult-use markets. In Canada, Cronos Group operates two wholly owned license holders under the Cannabis Act (Canada) (the “Cannabis Act”), Peace Naturals Project Inc. (“Peace Naturals”), which has production facilities near Stayner, Ontario (the “Stayner Facility”), and Thanos Holdings Ltd., known as Cronos Fermentation (“Cronos Fermentation”), which has a production facility in Winnipeg, Manitoba. In Israel, the Company operates under the IMC-GAP, IMC-GMP and IMC-GDP certifications required for the cultivation, production and marketing of dried flower, pre-rolls and cannabis oils in the Israeli medical market. Cronos Group has established three strategic joint ventures in Canada, Israel and Colombia. Additionally, as of June 30, 2022, Cronos Group held approximately 10% of the issued capital of Cronos Australia Limited (“Cronos Australia”), which is listed on the Australian Securities Exchange under the trading symbol “CAU.” Cronos Group currently exports cannabis products to two of the countries that permit the import of such products: Germany and Israel.

Recent Developments
COVID-19 update
In December 2019, an outbreak of a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. Since then, COVID-19 has spread across the globe, including the U.S., Canada and Israel, and other countries in which Cronos Group or its affiliates operate (including Australia and Colombia) and was recognized as a pandemic by the World Health Organization. The COVID-19 pandemic resulted in a sharp contraction in many areas of the global economy and increased volatility and uncertainty in the capital markets. In response to the pandemic, the governments of many countries, provinces, states, municipalities, and other geographic regions took preventative or protective actions, including closures of certain businesses, mandatory quarantines, limits on individuals’ time outside of their homes, travel restrictions and social distancing or other preventative measures. Such measures were eased or lifted in varying degrees by different governments of various countries, states and municipalities since implementation in 2020, but the continued spread of COVID-19 and increased infection rates has caused, and may continue to cause, some jurisdictions to roll back reopening plans that had been underway and re-impose quarantines, border closures, closure of certain businesses and stay-at-home orders.
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

Strategic and Organizational Update
In the second quarter of 2022, following an evaluation of the U.S. business as part of the Company’s Realignment, the Company began a phased exit of the wholesale beauty category to focus the portfolio on adult-use product formats within the direct-to-consumer channel. As a result, the Company reduced sales and marketing headcount in the U.S. to better align the business structure with the new strategy. Due to the restructuring of the U.S. business and other newly identified cost savings opportunities, the Company now expects to incur approximately $6.4 million in expenses in connection with the Realignment, an increase from the previously stated $5.8 million.
In addition, the Company anticipates capital expenditures as a result of the Realignment of approximately $2.2 million to modernize information technology systems and build distribution capabilities. As of June 30, 2022, related capital expenditures were $0.3 million. As the Company continues its transition through the second half of 2022, it anticipates that it will begin to incur the majority of the expected capital expenditures as part of the Realignment.
Brand and Product Portfolio
Subsequent to the second quarter, in July and August 2022, the Company launched two rare cannabinoid products featuring cannabinol (“CBN”) across select markets in Canada with intentions to expand across Canada over time. The first was a gummy featuring CBN under the Spinach FEELZ™ brand, Deep Dreamz Blueberry Pomegranate (2:1 THC|CBN), featuring 2 gummies per pack with 10mg tetrahydrocannabinol (“THC”) and 5mg CBN per pack. The addition of a CBN-focused gummy further builds on our rare cannabinoid portfolio. Additionally, the Company complemented the CBN gummy launch with an offering in the vape category, the Spinach FEELZ™ Deep Dreamz Blackberry Kush (7:1 THC|CBN) 1-gram vape.
Intellectual property initiatives
In June 2022, Cronos announced the achievement of the final productivity target for tetrahydrocannabivarin (“THCV”) under its strategic partnership (the “Ginkgo Strategic Partnership”) with Ginkgo Bioworks Holdings, Inc. (NYSE:DNA) (“Ginkgo”). THCV is hypothesized to reduce the appetite-enhancing property of THC.
Appointments
In August 2022, the Company appointed Arye Weigensberg as Senior Vice President, Head of Research & Development, after serving in an interim capacity since November 2021. Prior to serving as interim Head of Research and Development, Mr. Weigensberg was the General Manager and Vice President of Research and Technology at Cronos Research Labs. Before joining the Company, Mr. Weigensberg was the CEO of Altria Israel Ltd (an Altria research and development hub). Since joining Cronos, Mr. Weigensberg has played a foundational role developing the scope of our rare cannabinoid work, while advancing our research capabilities to forge new strategies for differentiated cannabis products.

Consolidated Results of Operations
The tables below sets forth our condensed consolidated results of operations, expressed in thousands of U.S. dollars for the periods presented. Our condensed consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net revenue before excise taxes	$28,554	$18,848	$57,960	$33,502
Excise taxes	(5,493)	(3,226)	(9,866)	(5,269)
Net revenue	23,061	15,622	48,094	28,233
Cost of sales	18,941	19,445	37,048	35,019
Inventory write-down	—	11,961	—	11,961
Gross profit	4,120	(15,784)	11,046	(18,747)
Operating expenses:
Sales and marketing	5,582	13,209	10,594	23,463
Research and development	4,302	5,199	8,341	10,301
General and administrative	17,005	22,417	39,373	44,323
Restructuring costs	1,270	—	4,354	—
Share-based compensation	2,616	2,565	6,302	5,064
Depreciation and amortization	1,411	1,043	2,704	1,778
Impairment loss on goodwill and indefinite-lived intangible assets	—	234,914	—	234,914
Impairment loss on long-lived assets	—	1,214	3,493	2,955
Total operating expenses	32,186	280,561	75,161	322,798
Operating loss	(28,066)	(296,345)	(64,115)	(341,545)
Other income	7,420	117,553	11,178	1,149
Income tax benefit (expense)	308	—	(54)	—
Loss from discontinued operations	—	(561)	—	(582)
Net loss	(20,338)	(179,353)	(52,991)	(340,978)
Net loss attributable to non-controlling interest	(117)	(279)	(132)	(592)
Net loss attributable to Cronos Group	$(20,221)	$(179,074)	$(52,859)	$(340,386)
Summary of select financial results

	Three months ended June 30,		Change			Six months ended June 30,		Change
	2022	2021	$	%		2022	2021	$	%
Net revenue	$23,061	$15,622	$7,439	48%		$48,094	$28,233	$19,861	70%
Cost of sales	18,941	19,445	(504)	(3)%		37,048	35,019	2,029	6%
Inventory write-down	—	11,961	(11,961)	(100)%		—	11,961	(11,961)	(100)%
Gross profit	4,120	(15,784)	19,904	126%		11,046	(18,747)	29,793	159%
Gross margin(i)	18%	(101)%	N/A	119	pp	23%	(66)%	N/A	89	pp
(i)Gross margin is defined as gross profit divided by net revenue.
Net revenue
For the three months ended June 30, 2022, we reported consolidated net revenue of $23.1 million, representing an increase of $7.4 million from the three months ended June 30, 2021. For the six months ended June 30, 2022, we reported consolidated net revenue of $48.1 million, representing an increase of $19.9 million from the six months ended June 30, 2021. For both the three and six month comparative periods, the increase was primarily due to an increase in net revenue in the ROW segment driven by growth in the Israeli medical market and the Canadian adult-use market.

Cost of sales
For the three months ended June 30, 2022, we reported consolidated cost of sales of $18.9 million, representing a decrease of $0.5 million from the three months ended June 30, 2021. For the six months ended June 30, 2022, we reported consolidated cost of sales of $37.0 million, representing an increase of approximately $2.0 million from the six months ended June 30, 2021. For the three month comparative period, the decrease was due to lower cannabis biomass costs, partially offset by higher sales volumes and lower fixed cost absorption due to the timing of wind down activities associated with our planned exit of the Stayner Facility. For the six month comparative period, the increase was primarily due to higher sales volumes in the ROW segment and lower fixed cost absorption due to the timing of wind down activities associated with our exit of the Stayner facility, partially offset by lower cannabis biomass costs.
Inventory write-down
For the three and six months ended June 30, 2021, we reported inventory write-downs of $12.0 million primarily related to cannabis strains and potency levels that were no longer in-line with consumer preferences in the Canadian market and adjustments for obsolete inventory in Canada. We reported no such write-down for the three and six months ended June 30, 2022.
Gross profit
For the three months ended June 30, 2022, we reported gross profit of $4.1 million, representing an increase in gross profit of $19.9 million compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, we reported gross profit of $11.0 million, representing an increase in gross profit of $29.8 million compared to the six months ended June 30, 2021. For both the three and six month comparative periods, the change was primarily due to the absence of inventory write-downs in the current periods, increased revenue in the ROW segment driven mainly by sales of cannabis flower and a favorable mix of cannabis extract products, which carry a higher gross profit and gross margin than other product categories, and lower cannabis biomass costs, partially offset by lower fixed cost absorption due to the timing of wind down activities associated with our exit of the Stayner Facility.
Operating expenses

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Sales and marketing	$5,582	$13,209	$(7,627)	(58)%	$10,594	$23,463	$(12,869)	(55)%
Research and development	4,302	5,199	(897)	(17)%	8,341	10,301	(1,960)	(19)%
General and administrative	17,005	22,417	(5,412)	(24)%	39,373	44,323	(4,950)	(11)%
Restructuring	1,270	—	1,270	N/A	4,354	—	4,354	N/A
Share-based compensation	2,616	2,565	51	2%	6,302	5,064	1,238	24%
Depreciation and amortization	1,411	1,043	368	35%	2,704	1,778	926	52%
Impairment loss on goodwill and indefinite-lived intangible assets	—	234,914	(234,914)	(100)%	—	234,914	(234,914)	(100)%
Impairment loss on long-lived assets	—	1,214	(1,214)	(100)%	3,493	2,955	538	18%
Total operating expenses	$32,186	$280,561	$(248,375)	(89)%	$75,161	$322,798	$(247,637)	(77)%
Sales and marketing
For the three months ended June 30, 2022, sales and marketing expenses were $5.6 million, representing a decrease of $7.6 million from the three months ended June 30, 2021. For the six months ended June 30, 2022, sales and marketing expenses were $10.6 million, representing a decrease of $12.9 million from the six months ended June 30, 2021. For both the three and six month comparative periods, the decrease was primarily due to lower advertising and marketing spend as well as lower payroll-related costs in the U.S. segment associated with the Realignment.
Research and development
For the three months ended June 30, 2022, research and development expenses were $4.3 million, representing a decrease of $0.9 million from the three months ended June 30, 2021. For the six months ended June 30, 2022, research and development expenses were $8.3 million, representing a decrease of $2.0 million from the six months ended June 30, 2021. For both the three and six month comparative periods, the decrease was primarily due to lower payroll costs associated with the Realignment and focused investment in more margin-accretive innovation.
General and administrative
For the three months ended June 30, 2022, general and administrative expenses were $17.0 million, representing a decrease of $5.4 million from the three months ended June 30, 2021. For the six months ended June 30, 2022, general and administrative expenses were $39.4 million, representing a decrease of $5.0 million from the six months ended June 30, 2021. For both the three and six month comparative periods, the decrease was primarily due to advisory fees associated with strategic initiatives, including the PharmaCann investment, that were incurred during the three and six months ended June 30, 2021, partially offset by higher employee-related costs during the three and six months ended June 30, 2022.
Restructuring costs
For the three and six months ended June 30, 2022, restructuring costs were $1.3 million and $4.4 million, respectively, compared to no restructuring costs for the three and six months ended June 30, 2021. Restructuring costs for both the three and six months ended June 30, 2022, were related to the Realignment, including the planned exit of the Stayner Facility.
Share-based compensation
For the three months ended June 30, 2022, share-based compensation expense was $2.6 million, essentially unchanged from the three months ended June 30, 2021. For the six months ended June 30, 2022, share-based compensation expense was $6.3 million, representing an increase of $1.2 million from the six months ended June 30, 2021. For the six month comparative period, the increase was primarily due to the acceleration of equity grants in the first quarter of 2022 to certain executive employees in connection with their separation from the Company.
Depreciation and amortization
For the three months ended June 30, 2022, depreciation and amortization expenses were $1.4 million, representing an increase of $0.4 million from the three months ended June 30, 2021. For the six months ended June 30, 2022, depreciation and amortization expenses were $2.7 million, representing an increase of $0.9 million from the six months ended June 30, 2021. For both the three and six month comparative periods, the change was primarily due to additional depreciation on assets placed into service in the second half of 2021, as well as amortization on Ginkgo related intangibles placed in service in the second half of 2021.
Impairment loss on goodwill and indefinite-lived intangible assets
For both the three and six month ended June 30, 2022, there was no impairment loss on goodwill and indefinite-lived intangible assets. For both the three and six month ended June 30, 2021, impairment loss on goodwill and indefinite-lived intangible assets was $234.9 million, primarily due to impairment charges on the goodwill associated with our U.S. reporting unit and Lord Jones® brand.
Impairment loss on long-lived assets
For the three months ended June 30, 2022, there was no impairment loss on long-lived assets. For the six months ended June 30, 2022, impairment loss on long-lived assets was $3.5 million, representing an increase of $0.5 million from the six months ended June 30, 2021. For the six month comparative period, the increase related to the impairment of our right-of-use lease asset and associated leasehold improvements associated with our corporate headquarters in Toronto, Ontario, Canada. See Note 13 “Impairment Loss on Long-lived Assets” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.

Other income (loss), income tax expense and discontinued operations

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Interest income, net	$3,775	$2,293	$1,482	65%	$5,821	$4,622	$1,199	26%
Gain (loss) on revaluation of derivative liabilities	3,410	115,248	(111,838)	(97)%	13,829	(1,626)	15,455	N/M
Share of income (loss) from equity method investments	5,197	(1,115)	6,312	566%	5,197	(2,758)	7,955	288%
Gain (loss) on revaluation of financial instruments	(2,112)	77	(2,189)	N/M	2,156	(123)	2,279	N/M
Impairment loss on other investments	—	—	—	N/A	(11,238)	—	(11,238)	N/A
Foreign currency transaction loss	(2,852)	—	(2,852)	N/A	(4,724)	—	(4,724)	N/A
Other, net	2	1,050	(1,048)	(100)%	137	1,034	(897)	(87)%
Total other income	7,420	117,553	(110,133)	(94)%	11,178	1,149	10,029	873%
Income tax benefit (expense)	308	—	308	N/A	(54)	—	(54)	N/A
Loss from discontinued operations	—	(561)	561	100%	—	(582)	582	100%
Net loss	$(20,338)	$(179,353)	$159,015	89%	$(52,991)	$(340,978)	$287,987	84%
(i)“N/M” is defined as not meaningful.
Interest income, net
For the three months ended June 30, 2022, interest income, net was $3.8 million, representing an increase of $1.5 million from the three months ended June 30, 2021. For the six months ended June 30, 2022, interest income, net was $5.8 million, representing an increase of $1.2 million from the six months ended June 30, 2021. For both the three and six month comparative periods, the increase in net interest income was primarily due to higher short-term investment balances and higher interest rates during the comparative periods.
Gain (loss) on revaluation of derivative liabilities
For the three months ended June 30, 2022, the gain on revaluation of derivative liabilities was $3.4 million, representing a decrease of $111.8 million from the three months ended June 30, 2021. For the six months ended June 30, 2022, the gain on revaluation of derivative liabilities was $13.8 million, representing an increase of $15.5 million from the six months ended June 30, 2021. We expect continued changes in derivative valuations as our share price fluctuates period to period and the remaining expected terms of our derivative instruments decrease. For further information, see Note 6 “Derivative Liabilities” to the condensed consolidated interim financial statements under Item 1 “Financial Statements” of this Quarterly Report.
Share of income (loss) from equity method investments
For the three months ended June 30, 2022, our share of income from equity method investments was $5.2 million, representing an increase of $6.3 million from the three months ended June 30, 2021. For the six months ended June 30, 2022, our share of income from equity method investments was $5.2 million, representing an increase of $8.0 million from the six months ended June 30, 2021. For both the three and six month comparative periods, the change was due to improved results from our equity method investment in Cronos GrowCo.
Gain (loss) on revaluation of financial instruments
For the three months ended June 30, 2022, the loss on revaluation of financial instruments was $2.1 million, representing an increased loss of $2.2 million compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, the gain on revaluation of financial instruments was $2.2 million, representing an increased gain of $2.3 million compared to the six months ended June 30, 2021. For both the three and six month comparative periods, the change was primarily related to the change in fair value of our investment in Cronos Australia. For further information, see Note 3 “Investments” to the condensed consolidated interim financial statements under Item 1 “Financial Statements” of this Quarterly Report.

Impairment loss on other investments
For the six months ended June 30, 2022, the impairment loss on other investments of $11.2 million was driven by an impairment of the PharmaCann Option for the difference between its estimated fair value and its carrying amount. There were no impairment losses on other investments in either the three months ended June 30, 2022 or the three and six months ended June 30, 2021. Refer to Note 3 “Investments” in our condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Foreign currency transaction loss
For the three and six months ended June 30, 2022, foreign currency transaction loss was $2.9 million and $4.7 million, respectively, which related to certain foreign currency-denominated intercompany loans anticipated to be settled in the foreseeable future. There were no such foreign currency transaction losses during the three and six months ended, June 30, 2021.
Other, net
For the three months ended June 30, 2022, other, net was $0.01 million, representing a decrease of $1.0 million from the three months ended June 30, 2021. For the six months ended June 30, 2022, other, net was $0.1 million, representing a decrease of $0.9 million from the six months ended June 30, 2021. For both the three and six month comparative periods, the decrease was primarily related to the gain on held for sale assets sold during the periods. There were no such sales for the three and six months ended June 30, 2022.

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
Summary of select financial results – ROW

	Three months ended June 30,		Change			Six months ended June 30,		Change
	2022	2021	$	%		2022	2021	$	%
Net revenue	$21,602	$13,395	$8,207	61%		$44,307	$23,565	$20,742	88%
Cost of sales	17,280	17,862	(582)	(3)%		33,275	32,171	1,104	3%
Inventory write-down	—	11,961	(11,961)	(100)%		—	11,961	(11,961)	(100)%
Gross profit	4,322	(16,428)	20,750	126%		11,032	(20,567)	31,599	154%
Gross margin	20%	(123)%	N/A	143	pp	25%	(87)%	N/A	112	pp
Net revenue – ROW

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Cannabis flower	$15,739	$11,597	$4,142	36%	$34,364	$21,031	$13,333	63%
Cannabis extracts	5,582	1,531	4,051	265%	9,570	2,234	7,336	328%
Other	281	267	14	5%	373	300	73	24%
Net revenue	$21,602	$13,395	$8,207	61%	$44,307	$23,565	$20,742	88%
For the three months ended June 30, 2022, the ROW segment reported net revenue of $21.6 million, representing an increase of $8.2 million from the three months ended June 30, 2021. For the six months ended June 30, 2022, the ROW segment reported net revenue of $44.3 million, representing an increase of $20.7 million from the six months ended June 30, 2021. For both the three and six month comparative periods, the change was primarily due to an increase in net revenue in the Israeli medical market largely attributable to the cannabis flower category, and in the Canadian adult-use market driven primarily by cannabis extract products.
Cost of sales – ROW
For the three months ended June 30, 2022, the ROW segment reported cost of sales of $17.3 million, representing a decrease of $0.6 million from the three months ended June 30, 2021. For the six months ended June 30, 2022, the ROW segment reported cost of sales of $33.3 million, representing an increase of $1.1 million from the six months ended June 30, 2021. For the three month comparative period, the decrease was primarily due to lower cannabis biomass costs, partially offset by higher sales volumes and lower fixed cost absorption due to the timing of wind down activities associated with our planned exit of the Stayner Facility. For the six month comparative period, the increase was primarily due to higher sales volumes and lower fixed cost absorption due to the timing of wind down activities associated with our exit of the Stayner facility, partially offset by lower cannabis biomass costs.

Inventory write-down – ROW
For the three and six months ended June 30, 2021, the ROW segment reported consolidated inventory write-down of $12.0 million primarily related to cannabis strains and potency levels that were no longer in-line with consumer preferences in the Canadian market and adjustments for obsolete inventory in Canada. The ROW segment reported no such write-down for the three and six months ended June 30, 2022.
Gross profit – ROW
For the three months ended June 30, 2022, the ROW segment reported gross profit of $4.3 million, representing an increase in gross profit of $20.8 million from the three months ended June 30, 2021. For the six months ended June 30, 2022, the ROW segment reported gross profit of $11.0 million, representing an increase in gross profit of $31.6 million from the six months ended June 30, 2021. For both the three and six month comparative periods, the change was primarily due to the absence of inventory write-downs in the current periods, increased cannabis flower revenue, the introduction of additional cannabis extract products that carry a higher gross margin than other product categories and lower cannabis biomass costs, partially offset by lower fixed cost absorption due to the timing of wind down activities associated with our exit of the Stayner Facility.

Summary of select financial results – U.S.

	Three months ended June 30,		Change			Six months ended June 30,		Change
	2022	2021	$	%		2022	2021	$	%
Net revenue	$1,459	$2,227	$(768)	(34)%		$3,787	$4,668	$(881)	(19)%
Cost of sales	1,661	1,583	78	5%		3,773	2,848	925	32%
Gross profit	(202)	644	(846)	(131)%		14	1,820	(1,806)	(99)%
Gross margin	(14)%	29%	N/A	(43)	pp	—%	39%	N/A	(39)	pp

Net revenue – U.S.
For the three months ended June 30, 2022, the U.S. segment reported net revenue of $1.5 million, representing a decrease of $0.8 million from the three months ended June 30, 2021. For the six months ended June 30, 2022, the U.S. segment reported net revenue of $3.8 million, representing a decrease of $0.9 million from the six months ended June 30, 2021. For both the three and six month comparative periods, the decrease was primarily driven by a reduction in sales as a result of a decrease in promotional spending and SKU rationalization efforts as the Company implements the Realignment with respect to the U.S. segment.
Cost of sales – U.S.
For the three months ended June 30, 2022, the U.S. segment reported cost of sales of $1.7 million, essentially unchanged from the three months ended June 30, 2021. For the six months ended June 30, 2022, the U.S. segment reported cost of sales of $3.8 million, representing an increase of $0.9 million from the six months ended June 30, 2021. For the six month comparative period, the increase was primarily due to higher inventory reserves.
Gross profit – U.S.
For the three months ended June 30, 2022, the U.S. segment reported negative gross profit of $0.2 million, representing a decrease of $0.8 million from the three months ended June 30, 2021. For the six months ended June 30, 2022, the U.S. segment reported gross profit of $0.01 million, representing a decrease of $1.8 million from the six months ended June 30, 2021. For both the three and six month comparative periods, gross profit was negatively impacted by lower sales volumes and higher inventory reserves.

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

Adjusted EBITDA
Management reviews Adjusted EBITDA, a non-GAAP measure, which excludes non-cash items and items that do not reflect management’s assessment of ongoing business performance of our operating segments. Management defines Adjusted EBITDA as net income (loss) before interest, tax expense (benefit), depreciation and amortization adjusted for: share of income (loss) from equity method investments; impairment loss on goodwill and intangible assets; impairment loss on long-lived assets; (gain) loss on revaluation of derivative liabilities; (gain) loss on revaluation of financial instruments; transaction costs related to strategic projects; impairment loss on other investments; foreign currency transaction loss; other, net; loss from discontinued operations; restructuring costs; share-based compensation; and financial statement review costs and reserves related to the restatements of our 2019 and 2021 interim financial statements, including the costs related to our responses to the reviews of such interim financial statements by various regulatory authorities and legal costs defending shareholder class action complaints brought against us as a result of the 2019 restatement (see Part II, Item 1 “Legal Proceedings” of this Quarterly Report for a discussion of the regulatory reviews and shareholder class action complaints relating to the restatement of the 2019 interim financial statements and the regulatory reviews relating to the restatements of the second quarter 2021 interim financial statements).
Management believes that Adjusted EBITDA provides the most useful insight into underlying business trends and results and provides a more meaningful comparison of period-over-period results. Management uses Adjusted EBITDA for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets.
Adjusted EBITDA is reconciled to net income (loss) as follows:

(In thousands of U.S. dollars)	Three months ended June 30, 2022
	United States	Rest of World	Corporate	Total
Net loss	$(4,498)	$(8,759)	$(7,081)	$(20,338)
Interest income, net	(426)	(3,349)	—	(3,775)
Income tax expense	—	(308)	—	(308)
Share of income from equity method investments	—	(5,197)	—	(5,197)
Gain on revaluation of derivative liabilities(iii)	—	(3,410)	—	(3,410)
Loss on revaluation of financial instruments(v)	—	2,112	—	2,112
Foreign currency transaction loss	—	2,852	—	2,852
Other, net(vii)	—	(2)	—	(2)
Restructuring costs(ix)	292	978	—	1,270
Share-based compensation(x)	473	2,143	—	2,616
Financial statement review costs(xi)	—	—	1,154	1,154
Depreciation and amortization	282	3,945	—	4,227
Adjusted EBITDA	$(3,877)	$(8,995)	$(5,927)	$(18,799)

(In thousands of U.S. dollars)	Three months ended June 30, 2021
	United States	Rest of World	Corporate	Total
Net income (loss)	$(247,847)	$79,627	$(11,133)	$(179,353)
Interest income, net	(20)	(2,273)	—	(2,293)
Share of loss from equity method investments	—	1,115	—	1,115
Impairment loss on goodwill and indefinite-lived intangible assets(i)	234,914	—	—	234,914
Impairment loss on long-lived assets(ii)	1,214	—	—	1,214
Gain on revaluation of derivative liabilities(iii)	—	(115,248)	—	(115,248)
Transaction costs(iv)	—	—	2,758	2,758
Gain on revaluation of financial instruments(v)	—	(77)	—	(77)
Other, net(vii)	—	(1,050)	—	(1,050)
Loss from discontinued operations(viii)	—	561	—	561
Share-based compensation(x)	822	1,743	—	2,565
Financial statement review costs(xi)	—	—	1,932	1,932
Depreciation and amortization	206	2,997	—	3,203
Adjusted EBITDA	$(10,711)	$(32,605)	$(6,443)	$(49,759)

(In thousands of U.S. dollars)	Six months ended June 30, 2022
	United States	Rest of World	Corporate	Total
Net loss	$(26,714)	$(6,745)	$(19,532)	$(52,991)
Interest income, net	(455)	(5,366)	—	(5,821)
Income tax expense	—	54	—	54
Share of income from equity method investments	—	(5,197)	—	(5,197)
Impairment loss on long-lived assets(ii)	—	3,493	—	3,493
Gain on revaluation of derivative liabilities(iii)	—	(13,829)	—	(13,829)
Gain on revaluation of financial instruments(v)	—	(2,156)	—	(2,156)
Impairment loss on other investment(vi)	11,238	—	—	11,238
Foreign currency transaction loss	—	4,724	—	4,724
Other, net(vii)	—	(137)	—	(137)
Restructuring costs(ix)	1,345	3,009	—	4,354
Share-based compensation(x)	2,909	3,393	—	6,302
Financial statement review costs(xi)	—	—	5,216	5,216
Depreciation and amortization	714	6,337	—	7,051
Adjusted EBITDA	$(10,963)	$(12,420)	$(14,316)	$(37,699)

(In thousands of U.S. dollars)	Six months ended June 30, 2021
	United States	Rest of World	Corporate	Total
Net loss	$(259,939)	$(62,520)	$(18,519)	$(340,978)
Interest income, net	(23)	(4,599)	—	(4,622)
Share of loss from equity method investments	—	2,758	—	2,758
Impairment loss on goodwill and indefinite-lived intangible assets(i)	234,914	—	—	234,914
Impairment loss on long-lived assets(ii)	2,955	—	—	2,955
Loss on revaluation of derivative liabilities(iii)	—	1,626	—	1,626
Transaction costs(iv)	—	—	3,259	3,259
Loss on revaluation of financial instruments(v)	—	123	—	123
Other, net(vii)	—	(1,034)	—	(1,034)
Loss from discontinued operations(viii)	—	582	—	582
Share-based compensation(x)	1,567	3,497	—	5,064
Financial statement review costs(xi)	—	—	3,937	3,937
Depreciation and amortization	305	4,778	—	5,083
Adjusted EBITDA	$(20,221)	$(54,789)	$(11,323)	$(86,333)
(i)For the three and six months ended June 30, 2021, impairment on goodwill and indefinite-lived intangible assets relates to impairment on goodwill and indefinite-lived intangible assets related to the Company’s U.S. segment.
(ii)For the six months ended June 30, 2022, impairment loss on long-lived assets related to the Company’s decision to seek a sublease for leased office space in Toronto, Ontario, Canada during the first quarter of 2022. For the three months ended June 30, 2021, impairment loss on long-lived assets relates to an impairment on property, plant and equipment in the U.S. segment. For the six months ended June 30, 2021, impairment loss on long-lived assets relates to the aforementioned impairment loss on property, plant and equipment as well as an impairment loss on leased premises in the U.S. segment from the first quarter of 2021. See Note 13 “Impairment Loss on Long-lived Assets” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
(iii)For the three and six months ended June 30, 2022 and 2021, (gain) loss on revaluation of derivative liabilities represents the fair value changes on the derivative liabilities. See Note 6 “Derivative Liabilities” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
(iv)For the three and six months ended June 30, 2021, transaction costs represent legal, financial and other advisory fees and expenses incurred in connection with various strategic investments. These costs are included in general and administrative expenses on the condensed consolidated statements of net loss and comprehensive loss.
(v)For the three and six months ended June 30, 2022, (gain) loss on revaluation of financial instruments related primarily to the Company’s equity securities in Cronos Australia. See Note 3 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report. For three and six months ended June 30, 2021, (gain) loss on revaluation of financial instruments related primarily to revaluations of financial liabilities resulting from DSUs.
(vi)For the six months ended June 30, 2022, impairment loss on other investments related to the PharmaCann Option for the difference between its fair value and carrying amount. See Note 3 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
(vii)For the three and six months ended June 30, 2022, other, net related to (gain) loss on disposal of assets. For the three and six months ended June 30, 2021, other, net primarily related to the gain recorded on sale of our Winnipeg facility previously designated as held-for-sale in the first quarter of 2021.
(viii)For the three and six months ended June 30, 2021, loss from discontinued operations related to the discontinuance of OGBC.

(ix)For the three and six months ended June 30, 2022, restructuring costs related to the employee-related severance costs and other restructuring costs associated with the Realignment, including the planned exit of the Stayner Facility. See Note 7 “Restructuring” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
(x)For the three and six months ended June 30, 2022 and 2021, share-based compensation related to the vesting expenses of share-based compensation awarded to employees under the Company’s share-based award plans as described in Note 8 “Share-based Compensation” to the condensed consolidated financial statements under Item 1 of this Quarterly Report.
(xi)For the three and six months ended June 30, 2022 and 2021, financial statement review costs include costs and reserves taken related to the restatements of the Company’s 2019 and second quarter 2021 interim financial statements, costs related to the Company’s responses to requests for information from various regulatory authorities relating to such restatements and legal costs defending shareholder class action complaints brought against the Company as a result of the 2019 restatement.

Liquidity and Capital Resources
As of June 30, 2022, we had $789.5 million in cash and cash equivalents and $155.4 million in short-term investments, which comprise the majority of the Company’s cash position. We believe that the existing cash and cash equivalents and the short-term investments will be sufficient to fund the business operations and capital expenditures over the next twelve months. The following table summarizes the cash flows from operating, investing and financing activities:

(In thousands of U.S. dollars)	Six months ended June 30,
	2022	2021
Cash flows used in operating activities	$(51,191)	$(86,197)
Cash flows used in investing activities	(40,321)	(106,563)
Cash flows used in financing activities	(2,034)	(8,907)
Effect of foreign currency translation on cash and cash equivalents	(3,884)	18,825
Net change in cash	$(97,430)	$(182,842)
Comparison of cash flows between the six months ended June 30, 2022 and the six months ended June 30, 2021
Operating activities
During the six months ended June 30, 2022, we used $51.2 million of cash in operating activities as compared to cash used of $86.2 million in the six months ended June 30, 2021, representing a decrease in cash used of $35.0 million. This change is primarily driven by a $46.0 million increase in net income after adjusting for non-cash items during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Investing activities
During the six months ended June 30, 2022, we used $40.3 million of cash in investing activities, compared to $106.6 million of cash used in investing activities during the six months ended June 30, 2021, representing a decrease of $66.2 million in cash used by investing activities. This change is primarily driven by the purchase of the PharmaCann option during the six months ended June 30, 2021, lower purchases of property, plant and equipment and a decrease in disbursements related to loans receivable with related parties, partially offset by higher levels of short-term investments.
Financing activities
During the six months ended June 30, 2022, cash used in financing activities was $2.0 million, compared to $8.9 million of cash used in financing activities during the six months ended June 30, 2021, representing a decrease of $6.9 million in cash used in financing activities. This change is primarily driven by a decrease of $6.8 million in withholding taxes paid on share-based awards during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
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

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures.
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2022. Based on that evaluation, management has concluded that, as of June 30, 2022, due to the existence of material weaknesses in the Company’s internal control over financial reporting described below, the disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Material Weakness in Internal Controls Over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), we have identified the following material weaknesses:
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
The material weakness in the control environment contributed to material misstatements related to the impairment of goodwill and indefinite-lived intangible assets that led to the restatement of the Company’s condensed consolidated interim financial statements for the three and six months ended June 30, 2021. The material weaknesses create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. The lack of personnel in our accounting function with appropriate level of knowledge and experience in U.S. GAAP sufficient to properly assess evidence and interpret accounting principles described above resulted in immaterial misstatements related to the accounting for derivatives, share-based compensation, earnings per share, and long-lived asset impairment.

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
		In Progress	In Progress	Not Remediated
	•All accounting personnel that engaged in unprofessional conduct have been terminated or resigned from the Company and are in the process of being replaced with qualified personnel;	Completed	In Progress	Not Remediated

•We have enhanced our existing sub-certification process to include additional certifications regarding certain complex accounting topics and to include additional employees to increase accountability amongst Company personnel;
		Completed	In Progress	Not Remediated
	•We have expanded our compensation claw back provisions to incorporate all personnel who are subject to our enhanced sub-certification process;	Completed	In Progress	Not Remediated

•We have identified and are in the process of implementing organizational enhancements including (i) evaluating the sufficiency, experience and training of personnel within our accounting function and (ii) hiring accounting personnel with appropriate knowledge and experience in U.S. GAAP;
		In Progress	In Progress	Not Remediated

•We are in the process of developing and implementing a training program for accounting and finance personnel to enhance their knowledge of U.S. GAAP outlined in our accounting policies, which are used in the preparation of the Company’s consolidated financial statements; and
		In Progress	In Progress	Not Remediated
Asset Impairment Testing
•We have evaluated and will continue to regularly evaluate our policies and procedures relating to certain complex accounting topics and have begun implementing improvements in those policies and procedures.
		In Progress	In Progress	Not Remediated
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
(b)Changes in Internal Control over Financial Reporting
Other than those material weaknesses identified and measures described above to remediate the material weaknesses identified in the prior year, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1: Legal Proceedings.
The information set forth under Note 11(b), Contingencies, to the Company’s condensed consolidated interim financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report is incorporated herein by reference.

Item 1A: Risk Factors.
An investment in us involves a number of risks. A detailed discussion of our risk factors appears in Part I, Item 1A. Risk Factors of the Annual Report. Any of the matters highlighted in the risk factors described in the Annual Report and the risk factors below could adversely affect our business, results of operations and financial condition, causing an investor to lose all, or part of, its, his or her investment. The risks and uncertainties described in the Annual Report and below are those we currently believe to be material, but they are not the only ones we face. If any of the risks described in the Annual Report, the following risk factors, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows and consequently the price of our securities could be materially and adversely affected.
Our business, financial condition, results of operations and cash flows could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine.
The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the U.S., Canada, United Kingdom, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Although we do not have any customers or direct supplier relationships in Russia or Ukraine, businesses in the United States and globally have experienced shortages in materials and increased costs for transportation, energy, and raw material due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business, financial condition, results of operations and cash flows.
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
There can be no assurance of continued growth in Israel and our performance in Israel depends on, among other things, our ability to continue to import cannabis into Israel and our joint venture partners.
While our revenue in Israel has experienced a recent period of significant growth, our prior performance is not indicative of any potential future results in Israel. There can be no assurance that our recent growth in the Israeli market can be sustained or will continue. Our ability to manage and sustain revenue growth in Israel will depend on a number of factors, many of which are beyond our control, including, but not limited to, our ability to continue to import cannabis into Israel, changes in laws and regulations respecting the cultivation, production and marketing of dried flower, pre-rolls and oils in Israel, increased competition, our ability to produce sufficient volumes of our products to meet customer demand and our ability to maintain or grow our market share in Israel. Any of these factors could materially and negatively impact our growth in Israel.
In connection with the Realignment, we have begun to further leverage our strategic joint venture with Cronos GrowCo. Our current efforts to wind-down and ultimately exit the Stayner Facility has increased the importance of Cronos GrowCo to our business and operations. Once the Stayner Facility is closed, Cronos GrowCo’s production facilities will be our principal source of raw materials. Therefore, our performance in Israel is reliant on our ability to acquire such raw materials on a timely and cost-effective basis from Cronos GrowCo and to continue to import such raw materials and cannabis products to Israel from Cronos GrowCo. There is no guarantee that we will be able to successfully execute our strategy to expand production at Cronos GrowCo or that we will be able to obtain the regulatory approvals, licenses and permits required for both the export of cannabis from Canada and the import of cannabis into Israel. See “ –We may not successfully execute our production capacity strategy” included under Part I, Item 1A “Risk Factors” of the Annual Report.
Additionally, our performance in Israel depends on the results of Cronos Israel, which holds the certificates and corresponding permits required for the cultivation, production and marketing of cannabis in Israel and is responsible for distributing PEACE NATURALS®

branded cannabis products to the Israeli medical cannabis market. Cronos Israel is a strategic joint venture operating in a foreign country and is therefore subject to the all the risks normally associated with an investment in a joint venture and the conduct of business in a foreign country, any of which could materially and negatively impact the performance of Cronos Israel. See “– Our use of joint ventures may expose us to risks associated with jointly owned investments” and “– Investments and joint ventures outside of Canada and the U.S. are subject to the risks normally associated with any conduct of business in foreign countries, including varying degrees of political, legal, regulatory and economic risk” included under Part I, Item 1A “Risk Factors” of the Annual Report for a discussion of the risks relating to joint ventures and foreign investments.

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

CRONOS GROUP INC.

	By:	/s/ Robert Madore
Robert Madore Chief Financial Officer
August 9, 2022

	By:	/s/ Carlos Cortez
Carlos Cortez Vice President, Controller, and Principal Accounting Officer
August 9, 2022