Form 10-Q
period 2022-09-30
Cronos Group Inc.
filed 2022-11-07
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
or
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

As of November 3, 2022, there were 378,467,867 common shares of the registrant issued and outstanding.

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

(Exchange rates are shown as C$ per $)	As of
	September 30, 2022	September 30, 2021	December 31, 2021
Quarter-to-date average rate	1.3053	1.2593	N/A
Spot rate	1.3829	1.2680	1.2746
Year-to-date average rate	1.2829	1.2519	1.2541
All summaries of agreements described herein are qualified by the full text of such agreements (certain of which have been filed as exhibits with the U.S. Securities and Exchange Commission).

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Cronos Group Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	As of September 30, 2022	As of December 31, 2021
Assets	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$633,296	$886,973
Short-term investments	255,452	117,684
Accounts receivable, net	19,092	22,067
Other receivables	3,742	5,765
Current portion of loans receivable, net	8,739	5,460
Inventory, net	34,094	32,802
Prepaids and other current assets	8,896	8,967
Total current assets	963,311	1,079,718
Equity method investments, net	19,234	16,764
Other investments	94,557	118,392
Non-current portion of loans receivable, net	72,064	80,635
Property, plant and equipment, net	60,582	74,070
Right-of-use assets	5,103	8,882
Goodwill	1,012	1,098
Intangible assets, net	21,428	18,079
Other	168	100
Total assets	$1,237,459	$1,397,738

Liabilities
Current liabilities
Accounts payable	$9,989	$11,218
Accrued liabilities	25,629	26,069
Current portion of lease obligation	1,900	2,278
Derivative liabilities	73	14,375
Current portion due to non-controlling interests	379	433
Total current liabilities	37,970	54,373
Non-current portion due to non-controlling interests	1,346	1,913
Non-current portion of lease obligation	4,994	7,095
Deferred income tax liability	1,917	81
Total liabilities	46,227	63,462

Shareholders’ equity
Share capital (authorized for issue as of September 30, 2022 and December 31, 2021: unlimited; shares outstanding as of September 30, 2022 and December 31, 2021: 378,346,260 and 374,952,693, respectively)	605,229	595,497
Additional paid-in capital	38,322	32,465
Retained earnings	569,566	659,416
Accumulated other comprehensive income (loss)	(18,980)	49,865
Total equity attributable to shareholders of Cronos Group	1,194,137	1,337,243
Non-controlling interests	(2,905)	(2,967)
Total shareholders’ equity	1,191,232	1,334,276
Total liabilities and shareholders’ equity	$1,237,459	$1,397,738
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)
(In thousands of U.S dollars, except share and per share amounts, unaudited)	Table of Contents

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net revenue, before excise taxes	$26,584	$24,590	$84,544	$58,092
Excise taxes	(5,661)	(4,183)	(15,527)	(9,452)
Net revenue	20,923	20,407	69,017	48,640
Cost of sales	19,766	21,137	56,814	56,156
Inventory write-down	—	—	—	11,961
Gross profit	1,157	(730)	12,203	(19,477)
Operating expenses
Sales and marketing	5,923	10,821	16,517	34,284
Research and development	2,569	6,473	10,910	16,774
General and administrative	17,167	32,546	56,540	76,869
Restructuring costs	524	—	4,878	—
Share-based compensation	4,265	2,667	10,567	7,731
Depreciation and amortization	1,713	1,251	4,417	3,029
Impairment loss on goodwill and indefinite-lived intangible assets	—	142	—	235,056
Impairment loss on long-lived assets	—	1,784	3,493	4,739
Total operating expenses	32,161	55,684	107,322	378,482
Operating loss	(31,004)	(56,414)	(95,119)	(397,959)
Other income (expense)
Interest income, net	7,209	2,064	13,030	6,686
Gain on revaluation of derivative liabilities	375	132,916	14,204	131,290
Share of income (loss) from equity method investments	(1,119)	(1,414)	4,078	(4,172)
Gain on revaluation of financial instruments	17,049	266	19,205	143
Impairment loss on other investments	(28,972)	—	(40,210)	—
Foreign currency transaction gain (loss)	2,387	—	(2,337)	—
Other, net	(693)	7	(556)	1,041
Total other income (expense)	(3,764)	133,839	7,414	134,988
Income (loss) before income taxes	(34,768)	77,425	(87,705)	(262,971)
Income tax expense (benefit)	2,118	(159)	2,172	(159)
Income (loss) from continuing operations	(36,886)	77,584	(89,877)	(262,812)
Income (loss) from discontinued operations	—	82	—	(500)
Net income (loss)	(36,886)	77,666	(89,877)	(263,312)
Net income (loss) attributable to non-controlling interest	105	(250)	(27)	(842)
Net income (loss) attributable to Cronos Group	$(36,991)	$77,916	$(89,850)	$(262,470)
Comprehensive income (loss)
Net income (loss)	$(36,886)	$77,666	$(89,877)	$(263,312)
Other comprehensive income (loss)
Foreign exchange gain (loss) on translation	(60,572)	(22,818)	(68,756)	6,936
Comprehensive income (loss)	(97,458)	54,848	(158,633)	(256,376)
Comprehensive income (loss) attributable to non-controlling interests	201	(265)	62	167
Comprehensive income (loss) attributable to Cronos Group	$(97,659)	$55,113	$(158,695)	$(256,543)
Net income (loss) from continuing operations per share
Basic - continuing operations	$(0.10)	$0.21	$(0.24)	$(0.71)
Diluted - continuing operations	$(0.10)	$0.21	$(0.24)	$(0.71)
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity
For the three and nine months ended September 30, 2022 and 2021
(In thousands of U.S. dollars, except share amounts, unaudited)

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2022	374,952,693	$595,497	$32,465	$659,416	$49,865	$(2,967)	$1,334,276
Activities relating to share-based compensation	347,287	871	2,900	—	—	—	3,771
Net loss	—	—	—	(32,638)	—	(15)	(32,653)
Foreign exchange gain (loss) on translation	—	—	—	—	16,223	(246)	15,977
Balance as of March 31, 2022	375,299,980	$596,368	$35,365	$626,778	$66,088	$(3,228)	$1,321,371
Activities relating to share-based compensation	395,156	2,251	(167)	—	—	—	2,084
Share issuance pursuant to research and development milestones	2,201,235	6,007	—	—	—	—	6,007
Net loss	—	—	—	(20,221)	—	(117)	(20,338)
Foreign exchange gain (loss) on translation	—	—	—	—	(24,400)	239	(24,161)
Balance as of June 30, 2022	377,896,371	$604,626	$35,198	$606,557	$41,688	$(3,106)	$1,284,963
Activities relating to share-based compensation	449,889	603	3,124	—	—	—	3,727
Net income (loss)	—	—	—	(36,991)	—	105	(36,886)
Foreign exchange gain (loss) on translation	—	—	—	—	(60,668)	96	(60,572)
Balance as of September 30, 2022	378,346,260	$605,229	$38,322	$569,566	$(18,980)	$(2,905)	$1,191,232
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity
For the three and nine months ended September 30, 2022 and 2021
(In thousands of U.S. dollars, except share amounts, unaudited)

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2021	360,253,332	$569,260	$34,596	$1,064,509	$42,999	$(3,196)	$1,708,168
Activities relating to share-based compensation	11,403,258	15,652	(2,506)	(7,694)	—	—	5,452
Net loss	—	—	—	(161,312)	—	(313)	(161,625)
Foreign exchange gain on translation	—	—	—	—	15,145	1,139	16,284
Balance as of March 31, 2021	371,656,590	$584,912	$32,090	$895,503	$58,144	$(2,370)	$1,568,279
Activities relating to share-based compensation	148,957	2,451	278	(63)	—	—	2,666
Top-up rights out-of-period adjustment	—	(14,505)	—	3,227	—	—	(11,278)
Net loss	—	—	—	(179,074)	—	(279)	(179,353)
Foreign exchange gain (loss) on translation	—	—	—	—	13,585	(115)	13,470
Balance as of June 30, 2021	371,805,547	$572,858	$32,368	$719,593	$71,729	$(2,764)	$1,393,784
Activities relating to share-based compensation	1,497,314	14,020	(1,995)	(4,232)	—	—	7,793
Net income (loss)	—	—	—	77,916	—	(250)	77,666
Foreign exchange loss on translation	—	—	—	—	(22,803)	(15)	(22,818)
Balance as of September 30, 2021	373,302,861	$586,878	$30,373	$793,277	$48,926	$(3,029)	$1,456,425

See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	Nine months ended September 30,
	2022	2021
Operating activities
Net loss	$(89,877)	$(263,312)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation	10,567	7,731
Depreciation and amortization	10,499	8,911
Impairment loss on goodwill and indefinite-lived intangible assets	—	235,056
Impairment loss on long-lived assets	3,493	4,739
Impairment loss on other investments	40,210	—
(Income) loss from investments	(23,283)	4,172
Gain on revaluation of derivative liabilities	(14,204)	(131,290)
Changes in expected credit losses on long-term financial assets	(577)	13,162
Foreign currency transaction loss	2,337	—
Other non-cash operating activities, net	233	(2,831)
Changes in operating assets and liabilities:
Accounts receivable, net	1,172	(5,747)
Other receivables	1,716	7,431
Prepaids and other current assets	(904)	1,054
Inventory	(4,241)	14,335
Accounts payable and accrued liabilities	(1,717)	(11,089)
Cash flows used in operating activities	(64,576)	(117,678)
Investing activities
Purchase of short-term investments	(275,370)	(119,820)
Proceeds from short-term investments	116,925	135,801
Purchase of other investments	—	(110,392)
(Advances) repayments on loan receivables	2,339	(6,905)
Purchase of property, plant and equipment	(3,087)	(10,651)
Purchase of intangible assets	(1,177)	(1,044)
Other investing activities	70	2,775
Cash flows used in investing activities	(160,300)	(110,236)
Financing activities
Withholding taxes paid on share-based awards	(2,208)	(13,182)
Other financing activities, net	(69)	18
Cash flows used in financing activities	(2,277)	(13,164)
Effect of foreign currency translation on cash and cash equivalents	(26,524)	5,622
Net change in cash and cash equivalents	(253,677)	(235,456)
Cash and cash equivalents, beginning of period	886,973	1,078,023
Cash and cash equivalents, end of period	$633,296	$842,567
Supplemental cash flow information
Interest paid	$—	$—
Interest received	7,734	4,025
Income taxes paid	158	873

See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
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
(b)Basis of presentation
The condensed consolidated interim financial statements of Cronos Group are unaudited. They have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and with applicable rules and regulations of the U.S. Securities and Exchange Commission relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any other reporting period.
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
(d)Concentration of risk
Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk from its operating activities, primarily accounts receivable and other receivables, and its investing activities, including cash held with banks and financial institutions, short-term investments, loans receivable, and advances to joint ventures. The Company’s maximum exposure to this risk is equal to the carrying amount of these financial assets, which amounted to $992,385 and $1,118,684 as of September 30, 2022 and December 31, 2021, respectively.
An impairment analysis is performed at each reporting date using a provision matrix to measure expected credit losses. The provision rates are based on the days past due for groupings of various customer segments with similar loss patterns. The calculation reflects the probability-weighted outcome, the time value of money and reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Accounts receivable are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, amongst others, the failure of a debtor to engage in a repayment plan and a failure to make contractual payments for a period of greater than 120 days past due. As of September 30, 2022 and December 31, 2021, the Company had $2 and $8, respectively, in expected credit losses that have been recognized on receivables from contracts with customers in the ROW segment. As of September 30, 2022 and December 31, 2021, the Company had $457 and $104, respectively, in expected credit losses that have been recognized on receivables from contracts with customers in the U.S. segment.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
As of September 30, 2022, the Company assessed that there is a concentration of credit risk, as 68% of the Company’s accounts receivable were due from three customers with an established credit history with the Company. As of December 31, 2021, 88% of the Company’s accounts receivable were due from four customers with an established credit history with the Company.
The Company sells products to a limited number of major customers. Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s revenue. During the three months ended September 30, 2022, the Company earned a total net revenue before excise taxes of $12,094 from three major customers in the ROW segment, together accounting for 56% of the Company’s total net revenues before excise taxes. During the three months ended September 30, 2021, the ROW segment earned a total net revenue before excise taxes of $12,256 from three major customers, together accounting for 60% of the Company’s total net revenues before excise taxes. During the nine months ended September 30, 2022, the Company earned a total net revenue before excise taxes of $36,564 from three major customers in the ROW segment, together accounting for 54% of the Company’s total net revenue before excise taxes. During the nine months ended September 30, 2021, the ROW segment earned a total net revenue before excise taxes of $25,667 from three major customers, together accounting for 53% of the Company’s total net revenues before excise taxes. During the three and nine months ended September 30, 2022 and 2021, the U.S. segment had no major customers.
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
2. Inventory, net
Inventory, net is comprised of the following items:

	As of September 30, 2022	As of December 31, 2021
Raw materials	$7,863	$9,211
Work-in-progress	11,021	12,405
Finished goods	14,205	10,778
Supplies and consumables	1,005	408
Total	$34,094	$32,802

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
3. Investments
(a)Variable interest entities and equity method investments, net
A reconciliation of the carrying amount of the investments in equity method investees, net is as follows:

	Ownership interest	As of September 30, 2022	As of December 31, 2021
Cronos Growing Company Inc. (“Cronos GrowCo”)	50%	$19,234	$16,764
NatuEra S.à.r.l. (“Natuera”)	50%	—	—
		$19,234	$16,764
The following is a summary of the Company’s share of net income (loss) from equity method investments:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Cronos GrowCo	$(1,119)	$(1,214)	$4,078	$(1,972)
Natuera	—	(200)	—	(2,200)
	$(1,119)	$(1,414)	$4,078	$(4,172)
(b)Other investments
Other investments consist of investments in common shares and options of two companies in the cannabis industry.
PharmaCann, Inc.
In 2021, the Company purchased an option (the “PharmaCann Option”) to acquire 473,787 shares of Class A Common Stock of PharmaCann Inc. (“PharmaCann”), a vertically integrated cannabis company in the United States, which represented an ownership interest of approximately 10.5% as of December 31, 2021. The PharmaCann Option is classified as an equity security without a readily determinable fair value. The Company has elected to measure the fair value of the PharmaCann Option at cost less impairment, if any, and subsequently adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. On February 28, 2022, PharmaCann closed the previously announced transaction with LivWell Holdings, Inc. (“LivWell”) pursuant to which PharmaCann acquired LivWell (the “LivWell Transaction”). LivWell is a multi-state cannabis cultivation and retail leader based in Colorado. As a result of the LivWell Transaction, the Company’s ownership percentage in PharmaCann on a fully-diluted basis decreased to approximately 6.4%. As of September 30, 2022, the Company’s ownership percentage in PharmaCann on a fully-diluted basis was approximately 6.3%. The decrease in the Company’s ownership percentage since acquisition does not materially affect the Company’s rights under the PharmaCann Option.
Cronos Australia Limited
The Company owns approximately 10% of the outstanding common shares of Cronos Australia Limited (“Cronos Australia”). The investment is considered an equity security with a readily determinable fair value. Changes in the fair value of the investment are recorded as gain (loss) on revaluation of financial instruments on the condensed consolidated statements of net income (loss) and comprehensive income (loss). During the three months ended September 30, 2022, Cronos Australia declared a dividend of AUD $0.01 per ordinary share. Based on the Company’s holding of 55,176,065 ordinary shares in the capital of Cronos Australia, the Company recorded dividend income of $390 within other, net on the condensed consolidated statements of net income (loss) and comprehensive income (loss).

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following table summarizes the Company’s other investments activity:

	As of July 1, 2022	Unrealized gain	Impairment charges	Foreign exchange effect	As of September 30, 2022
PharmaCann	$99,154	$—	$(28,972)	$—	$70,182
Cronos Australia	9,515	17,118	—	(2,258)	24,375
	$108,669	$17,118	$(28,972)	$(2,258)	$94,557

	As of January 1, 2022	Unrealized gain	Impairment charges	Foreign exchange effect	As of September 30, 2022
PharmaCann	$110,392	$—	$(40,210)	$—	$70,182
Cronos Australia	8,000	19,114	—	(2,739)	24,375
	$118,392	$19,114	$(40,210)	$(2,739)	$94,557
During both the three months ended March 31, 2022 and the three months ended September 30, 2022, the Company identified adverse forecast changes in the financial performance of PharmaCann as indicators of impairment related to the PharmaCann Option and conducted analyses comparing the PharmaCann Option’s carrying amount to its estimated fair value. The fair value for the three months ended March 31, 2022 was estimated using a combination of the market and income approaches, and the fair value for the three months ended September 30, 2022 was estimated using the income approach. Under the income approach, significant inputs used in the discounted cash flow method include discount rate, growth rates, and cash flow projections. As a result of these analyses, the Company recorded non-cash impairment charges of $11,238 and $28,972 during the three months ended March 31, 2022 and September 30, 2022, respectively, as the difference between the carrying amount of the PharmaCann Option and its estimated fair value in the condensed consolidated statements of net income (loss) and comprehensive income (loss).
During the three and nine months ended September 30, 2021, the Company had no gain or loss on revaluation of other investments. As of September 30, 2022 and December 31, 2021, the Company did not hold any additional other investments.
4. Loans Receivable, net
Loans receivable, net consists of the following:

	As of September 30, 2022	As of December 31, 2021
GrowCo Facility(i)	$3,857	$3,138
Add: Current portion of accrued interest	4,882	2,322
Total current portion of loans receivable	8,739	5,460
GrowCo Facility(i)	56,740	64,367
Mucci Promissory Note(ii)	13,219	14,019
Cannasoul Collaboration Loan(iii)	1,955	2,249
Add: Long-term portion of accrued interest	150	—
Total long-term portion of loans receivable	72,064	80,635
Total loans receivable, net	$80,803	$86,095
(i)On August 23, 2019, the Company, as lender, and Cronos GrowCo, as borrower, entered into a senior secured credit agreement for an aggregate principal amount of C$100,000 (the “GrowCo Facility”). In August 2021, the GrowCo Facility was amended to increase the aggregate principal amount available to C$105,000. As of September 30, 2022 and December 31, 2021, Cronos GrowCo had outstanding borrowings of C$101,000 ($73,035) and C$104,000 ($81,598), respectively, from the GrowCo Facility. As of September 30, 2022, Cronos GrowCo had repaid C$3,000 ($2,169) under the terms of the GrowCo Facility. The available borrowing capacity under the GrowCo Facility was C$1,000 ($723) at both September 30, 2022 and December 31, 2021.
(ii)On June 26, 2019, the Company, and the Cronos GrowCo joint venture partner (“Mucci”), entered into a demand promissory note agreement for an aggregate principal amount of C$16,350 (the “Mucci Promissory Note”). On September 30, 2022, the Mucci Promissory Note was amended and restated to increase the interest rate from 3.95% to the Canadian Prime Rate plus 1.25%, changed the interest payments from quarterly to annual, and deferred Mucci’s initial cash interest payment from September 30, 2022 to July 1, 2023. This debt modification resulted in an increase of approximately C$180 ($140) in interest income.
(iii)As of September 30, 2022 and December 31, 2021, Cannasoul Lab Services Ltd. has received ILS 8,297 ($2,327) and ILS 8,297 ($2,664), respectively, from the Cannasoul Collaboration Loan.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
Expected credit loss allowances on the Company’s long-term financial assets for the three and nine months ended September 30, 2022 and 2021 were comprised of the following items:

	As of July 1, 2022	Increase (decrease)(i)	Foreign exchange effect	As of September 30, 2022
GrowCo Facility	$13,293	$74	$(929)	$12,438
Mucci Promissory Note	91	1	(6)	86
Cannasoul Collaboration Loan	377	3	(8)	372
	$13,761	$78	$(943)	$12,896

	As of July 1, 2021	Increase (decrease)	Foreign exchange effect	As of September 30, 2021
GrowCo Facility	$1,590	$13,074	$(202)	$14,462
Mucci Promissory Note	278	(184)	(4)	90
Cannasoul Collaboration Loan	39	272	(9)	302
	$1,907	$13,162	$(215)	$14,854

	As of January 1, 2022	Increase (decrease)(i)	Foreign exchange effect	As of September 30, 2022
GrowCo Facility	$14,089	$(590)	$(1,061)	$12,438
Mucci Promissory Note	90	3	(7)	86
Cannasoul Collaboration Loan	415	10	(53)	372
	$14,594	$(577)	$(1,121)	$12,896

	As of January 1, 2021	Increase (decrease)	Foreign exchange effect	As of September 30, 2021
GrowCo Facility	$1,546	$13,074	$(158)	$14,462
Natuera Series A Loan(ii)	721	(737)	16	—
Mucci Promissory Note	270	(184)	4	90
Cannasoul Collaboration Loan	26	272	4	302
	$2,563	$12,425	$(134)	$14,854
(i)During the three months ended September 30, 2022, $78 was recorded as an increase to general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss) as a result of adjustments to our expected credit losses. During the nine months ended September 30, 2022, $577 was recorded as a decrease to general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss) as a result of adjustments to our expected credit losses. During the three and nine months ended September 30, 2021, $13,162 and $12,425, respectively, were recorded as an increase to general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss) as a result of adjustments to our expected credit losses.
(ii)On April 1, 2021, the Company and an affiliate of Agroidea, the other joint venture partner of Natuera, converted all advances made to Natuera under the master loan agreement entered into with Natuera on September 27, 2019, plus accrued interest, into equity of Natuera. As a result, the Company decreased its credit loss allowances by $737 for the nine months ended September 30, 2021. As of September 30, 2022 and December 31, 2021, loans receivable, net for the Natuera Series A Loan was $nil.
5. Intangible Assets, net
Intangible assets, net are comprised of the following items as of September 30, 2022 and December 31, 2021:

	Useful life (in years)	As of September 30, 2022
		Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	5	$5,567	$(2,120)	$(75)	$3,372
Health Canada licenses	17	8,104	(1,736)	(6,368)	—
Ginkgo exclusive licenses(i)	10	22,022	(1,362)	(4,347)	16,313
Israeli codes(ii)	20	288	(45)	—	243
Total definite-lived intangible assets		35,981	(5,263)	(10,790)	19,928
Lord Jones® brand	N/A	1,500	—	—	1,500
Total intangible assets		$37,481	$(5,263)	$(10,790)	$21,428

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	Useful life (in years)	As of December 31, 2021
		Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	5	$5,644	$(1,595)	$(4)	$4,045
Health Canada licenses	17	8,793	(1,883)	(6,910)	—
Ginkgo exclusive licenses	10	17,330	(335)	(4,752)	12,243
Israeli codes(ii)	20	330	(39)	—	291
Total definite-lived intangible assets		32,097	(3,852)	(11,666)	16,579
Lord Jones® brand	N/A	64,000	—	(62,500)	1,500
Trademarks	N/A	142	—	(142)	—
Total intangible assets		$96,239	$(3,852)	$(74,308)	$18,079
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
Amortization expense was $893 and $641 for the three months ended September 30, 2022 and 2021, respectively and $2,014 and $1,084 for the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, the estimated future amortization of definite-lived intangible assets is as follows:

As of September 30, 2022
Remainder of 2022 (3 months)	$751
2023	2,843
2024	2,830
2025	2,545
2026	1,981
2027	1,811
Thereafter	7,167
$19,928
For the three and nine months ended September 30, 2021, the Company recorded an impairment charge of $1,784 related to the Ginkgo exclusive licenses intangible assets. Additionally, for the nine months ended September 30, 2021, the Company recorded an impairment charge of $56,500 on its Lord Jones® brand intangible asset. There were no impairment charges on intangible assets for the three and nine months ended September 30, 2022.
6. Derivative Liabilities
As of September 30, 2022, Altria Group Inc. (“Altria”) beneficially held 156,573,537 of the Company’s common shares, an approximate 41% ownership interest in the Company (calculated on a non-diluted basis) and one warrant of the Company (the “Altria Warrant”). As summarized in this note, if exercised in full on such date, the exercise of the Altria Warrant would have resulted in Altria holding a total ownership interest in the Company of approximately 52% (calculated on a non-diluted basis). Pursuant to the investor rights agreement between the Company and Altria (the “Investor Rights Agreement”), entered into in connection with the closing of Altria’s investment in the Company (the “Altria Investment”) pursuant to a subscription agreement dated December 7, 2018, the Company granted Altria certain rights, among others, summarized in this note.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The summaries below are qualified entirely by the terms and conditions fully set out in the Investor Rights Agreement and the Altria Warrant, as applicable.
a.The Altria Warrant entitles the holder, subject to certain qualifications and limitations, to subscribe for and purchase up to approximately an additional 10% of the common shares of Cronos (84,076,946 common shares as of September 30, 2022) at a per share exercise price of C$19.00, which expires on March 8, 2023.
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
Reconciliation of the Company’s derivative liabilities activity are as follows:

	As of July 1, 2022	Revaluation gain	Foreign exchange effect	As of September 30, 2022
(a) Altria Warrant	$491	$(336)	$(121)	$34
(b) Pre-emptive Rights	16	(18)	2	—
(c) Top-up Rights	67	(21)	(7)	39
	$574	$(375)	$(126)	$73

	As of July 1, 2021	Revaluation gain	Foreign exchange effect	As of September 30, 2021
(a) Altria Warrant	$150,083	$(116,285)	$(1,736)	$32,062
(b) Pre-emptive Rights	13,926	(12,430)	(148)	1,348
(c) Top-up Rights	5,554	(4,201)	(235)	1,118
	$169,563	$(132,916)	$(2,119)	$34,528

	As of January 1, 2022	Revaluation gain	Foreign exchange effect	As of September 30, 2022
(a) Altria Warrant	$13,720	$(13,592)	$(94)	$34
(b) Pre-emptive Rights	180	(182)	2	—
(c) Top-up Rights	475	(430)	(6)	39
	$14,375	$(14,204)	$(98)	$73

	As of January 1, 2021	Revaluation gain	Foreign exchange effect	As of September 30, 2021
(a) Altria Warrant	$138,858	$(109,099)	$2,303	$32,062
(b) Pre-emptive Rights	12,095	(10,957)	210	1,348
(c) Top-up Rights	12,457	(11,234)	(105)	1,118
	$163,410	$(131,290)	$2,408	$34,528

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
Fluctuations in the expected life of the derivative instruments and the Company’s share price are primary drivers for the changes in the derivative valuations during each reporting period. As the expected period of time the derivative liability is expected to be outstanding decreases and the share price decreases, the fair value typically decreases for each related derivative instrument. Weighted-average expected life and share price are two of the significant observable inputs used in the fair value measurement of each of the Company’s derivative instruments.
The fair values of the derivative liabilities were determined using the Black-Scholes pricing model using the following inputs:

	As of September 30, 2022
	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price at valuation date (per share in C$)	$3.87	$3.87	$3.87
Subscription price (per share in C$)	$19.00	$16.25	$16.25
Weighted-average risk-free interest rate(i)	3.67%	3.52%	3.64%
Weighted-average expected life (in years)(ii)	0.44	0.25	0.58
Expected annualized volatility(iii)	73%	73%	73%
Expected dividend yield	—%	—%	—%

	As of December 31, 2021
	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price at valuation date (per share in C$)	$4.98	$4.98	$4.98
Subscription price (per share in C$)	$19.00	$16.25	$16.25
Weighted-average risk-free interest rate(i)	0.79%	0.39%	0.50%
Weighted-average expected life (in years)(ii)	1.18	0.50	0.80
Expected annualized volatility(iii)	80%	80%	80%
Expected dividend yield	—%	—%	—%
(i)The risk-free interest rate was based on Bank of Canada government treasury bills and bonds with a remaining term equal to the expected life of the derivative liabilities. As of September 30, 2022 and December 31, 2021, the risk-free interest rate uses a range of approximately 3.52% to 3.80% and 0.16% to 1.10%, respectively, for the Pre-emptive Rights and Top-up Rights.
(ii)The expected life represents the period of time, in years, that the derivative liabilities are expected to be outstanding. The expected life of the Pre-emptive Rights and Top-up Rights is determined based on the expected term of the underlying options, warrants, and shares, to which the Pre-emptive Rights and Top-up Rights are linked. As of September 30, 2022 and December 31, 2021, the expected life uses a range of approximately 0.25 years to 3.00 years and 0.25 years to 3.75 years, respectively, for the Pre-emptive Rights and Top-up Rights.
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

	10% decrease as of September 30, 2022
	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price	$20	$—	$12
Weighted-average expected life	18	—	15
Expected annualized volatility	27	—	15

	10% decrease as of December 31, 2021
	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price	$3,970	$80	$123
Weighted-average expected life	2,971	171	133
Expected annualized volatility	5,402	96	155
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
The Company expects to incur approximately $6,100 in connection with the Realignment, including the planned exit of the Stayner Facility, of which $4,878 has been incurred as of September 30, 2022. Estimated charges related to the exit of the Stayner Facility include employee-related costs such as severance, relocation and other termination benefits, as well as contract termination and other related costs. The Company expects to incur approximately $1,200 in additional charges related to the Realignment, including the planned exit of the Stayner Facility.
The Company incurred the following restructuring costs by reportable segment:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Rest of World	$387	$—	$3,396	$—
United States	137	—	1,482	—
Total	$524	$—	$4,878	$—
The following table summarizes the Company’s restructuring activity for the three and nine months ended September 30, 2022:

	Accrual as of July 1, 2022	Expenses	Payments/Write-offs	Accrual as of September 30, 2022
Employee termination benefits	$888	$332	$(662)	$558
Other restructuring costs	21	192	(192)	21
Total	$909	$524	$(854)	$579

	Accrual as of January 1, 2022	Expenses	Payments/Write-offs	Accrual as of September 30, 2022
Employee termination benefits	$—	$3,267	$(2,709)	$558
Other restructuring costs	—	1,611	(1,590)	21
Total	$—	$4,878	$(4,299)	$579

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
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
The following table summarizes the total share-based compensation expense associated with the Company’s stock options, RSUs and liability-classified awards for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Stock options	$1,077	$1,886	$3,947	$5,814
RSUs	2,591	781	6,023	1,917
Liability-classified awards(i)	597	—	597	—
Total share-based compensation	$4,265	$2,667	$10,567	$7,731
(i)Represents share-based payment awards conditionally approved for grant in the three months ended September 30, 2022 to one of the Company’s former executives for a fixed monetary value, but a variable number of shares. These awards are liability-classified until the number of shares is determined.
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

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following is a summary of the changes in stock options for the nine months ended September 30, 2022 and 2021:

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of January 1, 2022	$7.75	8,939,330	2.70
Exercise of options	2.81	(2,583,692)
Cancellation, forfeiture and expiry of options	11.26	(186,992)
Balance as of September 30, 2022	$9.71	6,168,646	2.97
Exercisable as of September 30, 2022	$9.99	4,037,319	1.99

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of January 1, 2021	$5.40	13,755,148	2.30
Issuance of options	9.19	900,000
Exercise of options	2.14	(5,360,050)
Cancellation, forfeiture and expiry of options	10.73	(90,274)
Balance as of September 30, 2021	$7.62	9,204,824	3.15
Exercisable as of September 30, 2021	$6.25	5,844,094	1.46
(i)The weighted-average exercise price reflects the conversion of foreign currency-denominated stock options translated into C$ using the average foreign exchange rate as of the date of issuance.
The following table summarizes stock options outstanding:

	As of September 30, 2022	As of December 31, 2021
2020 Omnibus Plan	2,900,000	2,900,000
2018 Stock Option Plan	1,464,269	1,550,074
2015 Stock Option Plan	1,804,377	4,489,256
Total stock options outstanding	6,168,646	8,939,330

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(c)Restricted share units
The following is a summary of the changes in RSUs for the nine months ended September 30, 2022 and 2021:

	Weighted-average grant date fair value (C$)(iii)	Number of RSUs
Balance as of January 1, 2022	$9.22	1,225,870
Granted(i)(ii)	4.34	5,042,316
Vested and issued	8.56	(771,682)
Cancellation and forfeitures	6.91	(168,610)
Balance as of September 30, 2022	$4.77	5,327,894

	Weighted-average grant date fair value (C$)(iii)	Number of RSUs
Balance as of January 1, 2021	$7.66	948,357
Granted(i)	11.06	576,718
Vested and issued	7.11	(115,500)
Cancellation and forfeitures	8.04	(36,971)
Balance as of September 30, 2021	$9.12	1,372,604
(i)Except as noted below, RSUs granted in the period vest annually in equal installments over a three-year period from the grant date or vest after a three or five year “cliff-period.” All RSUs are subject to such holder’s continued employment through each vesting date. The vesting of such RSUs is not subject to the achievement of any performance criteria.
(ii)Equity grants for 2020, 2021, and 2022 were held back for certain executives of the Company in connection with ongoing investigations by the Securities and Exchange Commission (the “SEC”) and the Ontario Securities Commission (the “OSC”), which were subsequently settled on October 24, 2022. On August 5, 2022, the Compensation Committee approved the release of these held-back equity grants upon the settlement of the SEC and OSC investigations. These RSUs vest in equal installments over a period of three-years from what would have been their original grant dates had the grants not been withheld.
(iii)The weighted-average grant date fair value reflects the conversion of foreign currency-denominated RSUs translated into C$ using the foreign exchange rate as of the date of issuance.
(d)Deferred share units
The following is a summary of the changes in DSUs for the nine months ended September 30, 2022 and 2021:

	Financial liability	Number of DSUs
Balance as of January 1, 2022	$408	104,442
Gain on revaluation	(116)	—
Balance as of September 30, 2022	$292	104,442

	Financial liability	Number of DSUs
Balance as of January 1, 2021	$577	83,293
Granting and vesting of DSUs	354	48,913
DSU liabilities settled	(203)	(27,764)
Gain on revaluation	(139)	—
Balance as of September 30, 2021	$589	104,442
(e)Warrants
The following is a summary of the changes in warrants for the nine months ended September 30, 2021:

	Weighted-average exercise price (C$)	Number of warrants
Balance as of January 1, 2021	$0.25	7,987,349
Exercise of warrants	0.25	(7,987,349)
Balance as of September 30, 2021	$—	—
As of September 30, 2022, there are no warrants outstanding other than the Altria Warrant. See Note 6 “Derivative Liabilities” for further description of the Altria Warrant.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(f)Liability-classified awards
During the three months ended September 30, 2022, the Compensation Committee conditionally approved the grant to one of the Company’s former executives of share-based compensation awards for a fixed monetary amount, but a variable number of shares. These awards are liability-classified until the number of shares is determined.

Financial liability
Balance as of January 1, 2022	$—
Grants	597
Balance as of September 30, 2022	$597
As of September 30, 2021, there were no liability-classified awards outstanding.
9. Earnings (Loss) per Share
Basic and diluted earnings (loss) per share from continuing and discontinued operations are calculated as follows (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Basic and diluted earnings (loss) per share computation
Net income (loss) from continuing operations attributable to the shareholders of Cronos Group	$(36,991)	$77,834	$(89,850)	$(261,970)
Weighted-average number of common shares outstanding for computation for basic earnings per share(i)	378,114,160	372,456,354	376,400,902	369,097,920
Basic earnings (loss) from continuing operations per share	$(0.10)	$0.21	$(0.24)	$(0.71)

Loss from discontinued operations attributable to the shareholders of Cronos Group	$—	$82	$—	$(500)
Weighted-average number of common shares outstanding from computation for basic earnings per share	378,114,160	372,456,354	376,400,902	369,097,920
Basic earnings (loss) from discontinued operations per share	$0.00	$0.00	$0.00	$0.00
Diluted earnings (loss) per share computation
Net income (loss) used in the computation of basic earnings (loss) from continuing operations per share	$(36,991)	$77,834	$(89,850)	$(261,970)
Adjustment for exercise of rights on derivative liabilities	—	—	—	—
Net income (loss) used in the computation of diluted earnings (loss) from continuing operations per share	$(36,991)	$77,834	$(89,850)	$(261,970)

Weighted-average number of common shares outstanding used in the computation of basic earnings (loss) per share	378,114,160	372,456,354	376,400,902	369,097,920
Dilutive effect of stock options	—	2,507,471	—	—
Dilutive effect of RSUs	—	581,481	—	—
Dilutive effect of Top-up Rights – market price	—	107,942	—	—
Weighted-average number of common shares for computation of diluted earnings (loss) from continuing operations per share(i)	378,114,160	375,653,248	376,400,902	369,097,920
Diluted earnings (loss) per share from continuing operations	$(0.10)	$0.21	$(0.24)	$(0.71)

Income (loss) from discontinued operations attributable to the shareholders of Cronos Group	$—	$82	$—	$(500)
Weighted-average number of common shares for computation of diluted earnings (loss) from discontinued operations per share	378,114,160	375,653,248	376,400,902	369,097,920
Diluted loss from discontinued operations per share	$0.00	$0.00	$0.00	$0.00
(i)In computing diluted earnings per share, incremental common shares are not considered in periods in which a net loss is reported as the inclusion of the common share equivalents would be anti-dilutive.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
For the three months ended September 30, 2022 and 2021, total securities of 117,100,621 and 118,255,677, respectively, and for the nine months ended September 30, 2022 and 2021, total securities of 118,304,608 and 127,137,014, respectively, were not included in the computation of diluted shares outstanding, because the effect would be anti-dilutive.
10. Segment Information
The tables below set forth our condensed consolidated results of operations by segment. The Company’s condensed consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that the Company will achieve in future periods. Segment data was as follows for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30, 2022
	United States	Rest of World	Corporate	Total
Cannabis flower	$—	$13,674	$—	$13,674
Cannabis extracts	514	6,627	—	7,141
Other	—	108	—	108
Net revenue	$514	$20,409	$—	$20,923

Share of loss from equity method investments	$—	$(1,119)	$—	$(1,119)

Total assets	$395,732	$277,165	$564,562	$1,237,459
Depreciation and amortization	84	1,629	—	1,713
Adjusted EBITDA	(4,864)	(11,423)	(5,410)	(21,697)

	Three months ended September 30, 2021
	United States	Rest of World	Corporate	Total
Cannabis flower	$—	$15,306	$—	$15,306
Cannabis extracts	2,100	2,786	—	4,886
Other	—	215	—	215
Net revenue	$2,100	$18,307	$—	$20,407

Share of loss from equity method investments	$—	$(1,414)	$—	$(1,414)

Total assets	$474,915	$376,569	$683,715	$1,535,199
Depreciation and amortization	70	1,181	—	1,251
Adjusted EBITDA	(12,200)	(29,760)	(4,813)	(46,773)

	Nine months ended September 30, 2022
	United States	Rest of World	Corporate	Total
Cannabis flower	$—	$48,038	$—	$48,038
Cannabis extracts	4,301	16,197	—	20,498
Other	—	481	—	481
Net revenue	$4,301	$64,716	$—	$69,017

Share of income from equity method investments	$—	$4,078	$—	$4,078

Total assets	$395,732	$277,165	$564,562	$1,237,459
Depreciation and amortization	267	4,150	—	4,417
Adjusted EBITDA	(15,827)	(23,843)	(19,726)	(59,396)

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	Nine months ended September 30, 2021
	United States	Rest of World	Corporate	Total
Cannabis flower	$—	$36,337	$—	$36,337
Cannabis extracts	6,768	5,020	—	11,788
Other	—	515	—	515
Net revenue	$6,768	$41,872	$—	$48,640

Share of loss from equity method investments	$—	$(4,172)	$—	$(4,172)

Total assets	$474,915	$376,569	$683,715	$1,535,199
Depreciation and amortization	209	2,820	—	3,029
Adjusted EBITDA	(32,421)	(84,549)	(16,136)	(133,106)
The following tables set forth a reconciliation of net income (loss) as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated:

	Three months ended September 30, 2022
	United States	Rest of World	Corporate	Total
Net income (loss)	$(33,223)	$2,817	$(6,480)	$(36,886)
Interest income, net	(1,418)	(5,791)	—	(7,209)
Income tax expense	—	2,118	—	2,118
Share of loss from equity method investments	—	1,119	—	1,119
Gain on revaluation of derivative liabilities(iii)	—	(375)	—	(375)
Gain on revaluation of financial instruments(v)	—	(17,049)	—	(17,049)
Impairment loss on other investment(vi)	28,972	—	—	28,972
Foreign currency transaction gain	—	(2,387)	—	(2,387)
Other, net(vii)	159	534	—	693
Restructuring costs(ix)	137	387	—	524
Share-based compensation(x)	8	4,257	—	4,265
Financial statement review costs(xi)	—	—	1,070	1,070
Depreciation and amortization	501	2,947	—	3,448
Adjusted EBITDA	$(4,864)	$(11,423)	$(5,410)	$(21,697)

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	Three months ended September 30, 2021
	United States	Rest of World	Corporate	Total
Net income (loss)	$(13,499)	$97,198	$(6,033)	$77,666
Interest income, net	(4)	(2,060)	—	(2,064)
Income tax benefit	—	(159)	—	(159)
Share of loss from equity method investments	—	1,414	—	1,414
Impairment loss on goodwill and indefinite-lived intangible assets(i)	105	37	—	142
Impairment loss on long-lived assets(ii)	—	1,784	—	1,784
Gain on revaluation of derivative liabilities(iii)	—	(132,916)	—	(132,916)
Transaction costs(iv)	—	—	542	542
Gain on revaluation of financial instruments(v)	—	(266)	—	(266)
Other, net(vii)	—	(7)	—	(7)
Income from discontinued operations(viii)	—	(82)	—	(82)
Share-based compensation(x)	967	1,700	—	2,667
Financial statement review costs(xi)	—	—	678	678
Depreciation and amortization	231	3,597	—	3,828
Adjusted EBITDA	$(12,200)	$(29,760)	$(4,813)	$(46,773)

	Nine months ended September 30, 2022
	United States	Rest of World	Corporate	Total
Net loss	$(59,937)	$(3,928)	$(26,012)	$(89,877)
Interest income, net	(1,873)	(11,157)	—	(13,030)
Income tax expense	—	2,172	—	2,172
Share of income from equity method investments	—	(4,078)	—	(4,078)
Impairment loss on long-lived assets(ii)	—	3,493	—	3,493
Gain on revaluation of derivative liabilities(iii)	—	(14,204)	—	(14,204)
Gain on revaluation of financial instruments(v)	—	(19,205)	—	(19,205)
Impairment loss on other investment(vi)	40,210	—	—	40,210
Foreign currency transaction loss	—	2,337	—	2,337
Other, net(vii)	159	397	—	556
Restructuring costs(ix)	1,482	3,396	—	4,878
Share-based compensation(x)	2,917	7,650	—	10,567
Financial statement review costs(xi)	—	—	6,286	6,286
Depreciation and amortization	1,215	9,284	—	10,499
Adjusted EBITDA	$(15,827)	$(23,843)	$(19,726)	$(59,396)

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	Nine months ended September 30, 2021
	United States	Rest of World	Corporate	Total
Net income (loss)	$(273,438)	$34,678	$(24,552)	$(263,312)
Interest income, net	(27)	(6,659)	—	(6,686)
Income tax benefit	—	(159)	—	(159)
Share of loss from equity method investments	—	4,172	—	4,172
Impairment loss on goodwill and indefinite-lived intangible assets(i)	235,019	37	—	235,056
Impairment loss on long-lived assets(ii)	2,955	1,784	—	4,739
Gain on revaluation of derivative liabilities(iii)	—	(131,290)	—	(131,290)
Transaction costs(iv)	—	—	3,801	3,801
Gain on revaluation of financial instruments(v)	—	(143)	—	(143)
Other, net(vii)	—	(1,041)	—	(1,041)
Loss from discontinued operations(viii)	—	500	—	500
Share-based compensation(x)	2,534	5,197	—	7,731
Financial statement review costs(xi)	—	—	4,615	4,615
Depreciation and amortization	536	8,375	—	8,911
Adjusted EBITDA	$(32,421)	$(84,549)	$(16,136)	$(133,106)
(i)For the three and nine months ended September 30, 2021, impairment on goodwill and indefinite-lived intangible assets relates to impairment on goodwill and indefinite-lived intangible assets related to the Company’s U.S. segment.
(ii)For the nine months ended September 30, 2022, impairment loss on long-lived assets related to the Company’s decision to seek a sublease for leased office space in Toronto, Ontario, Canada during the first quarter of 2022. For the three months ended September 30, 2021, impairment loss on long-lived assets relates to an impairment on property, plant and equipment in the U.S. segment. For the nine months ended September 30, 2021, impairment loss on long-lived assets relates to the aforementioned impairment loss on property, plant and equipment as well as an impairment loss on leased premises in the U.S. segment from the first quarter of 2021. See Note 13 “Impairment Loss on Long-lived Assets.”
(iii)For the three and nine months ended September 30, 2022 and 2021, gain on revaluation of derivative liabilities represents the fair value changes on the derivative liabilities. See Note 6 “Derivative Liabilities.”
(iv)For the three and nine months ended September 30, 2021, transaction costs represent legal, financial and other advisory fees and expenses incurred in connection with various strategic investments. These costs are included in general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
(v)For the three and nine months ended September 30, 2022, gain on revaluation of financial instruments related primarily to the Company’s equity securities in Cronos Australia. For three and nine months ended September 30, 2021, gain on revaluation of financial instruments related primarily to revaluations of financial liabilities resulting from DSUs.
(vi)For the three and nine months ended September 30, 2022, impairment loss on other investments related to the PharmaCann Option for the difference between its fair value and carrying amount. See Note 3 “Investments.”
(vii)For the three months ended September 30, 2022, other, net related to $1,083 loss on disposal of assets and $390 of dividends declared by Cronos Australia on the Company’s 55,176,065 ordinary shares in the capital of Cronos Australia. For the nine months ended September 30, 2022, other, net related to $946 loss on disposal of assets and $390 of dividends declared by Cronos Australia on the Company’s 55,176,065 ordinary shares in the capital of Cronos Australia. For the three and nine months ended September 30, 2021, other, net primarily related to gain recorded on sale of an asset previously designated as held-for-sale in the first quarter of 2021.
(viii)For the three and nine months ended September 30, 2021, loss (income) from discontinued operations related to the discontinuance of Original B.C. Ltd. (“OGBC”).
(ix)For the three and nine months ended September 30, 2022, restructuring costs related to the employee-related severance costs and other restructuring costs associated with the Realignment, including the planned exit of the Stayner Facility. See Note 7 “Restructuring.”
(x)For the three and nine months ended September 30, 2022 and 2021, share-based compensation related to the vesting expenses of share-based compensation awarded to employees under the Company’s share-based award plans as described in Note 8 “Share-based Compensation.”
(xi)For the three and nine months ended September 30, 2022 and 2021, financial statement review costs include costs and reserves taken related to the restatements of the Company’s 2019 and second quarter 2021 interim financial statements, costs related to the Company’s responses to requests for information from various regulatory authorities relating to such restatements and legal costs defending shareholder class action complaints brought against the Company as a result of the 2019 restatement.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
Net revenue attributed to a geographic region based on the location of the customer were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Canada	$13,370	$14,186	$41,335	$32,432
Israel	7,039	3,752	23,381	8,580
United States	514	2,100	4,301	6,768
Other countries	—	369	—	860
Net revenue	$20,923	$20,407	$69,017	$48,640
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
On June 3, 2020, an alleged shareholder filed a Statement of Claim, as amended on August 12, 2020, in the Ontario Superior Court of Justice in Toronto, Ontario, Canada, seeking, among other things, an order certifying the action as a class action on behalf of a putative class of shareholders and damages of an unspecified amount. The Amended Statement of Claim names (i) the Company, (ii) its Chief Executive Officer, (iii) now former Chief Financial Officer, (iv) former Chief Financial Officer and Chief Commercial Officer, and (v) current and former members of the Board as defendants and alleges breaches of the Ontario Securities Act, oppression under the Ontario Business Corporations Act and common law misrepresentation. The Amended Statement of Claim generally alleges that certain of the Company’s prior public statements about revenues and internal control were misrepresentations based on the Company’s March 2, 2020 disclosure that the Audit Committee of the Board was conducting a review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel, and the Company’s subsequent restatement. The Amended Statement of Claim does not quantify a damage request. On June 28, 2021, the Court dismissed motions brought by the plaintiff for leave to commence a claim for misrepresentation under the Ontario Securities Act and for certification of the action as a class action. The plaintiff appealed the Court’s dismissal of the motions only with respect to the Company, the Chief Executive Officer, and the now former Chief Financial Officer; the remaining defendants were dismissed from the matter with prejudice, and the Company and all individual defendants agreed not to seek costs from plaintiff in connection with the dismissal of the motions. On September 26, 2022, the Court of Appeal for Ontario reversed the Superior Court’s dismissal of the leave and certification motions, granted the plaintiff leave to proceed to bring a claim for misrepresentation under the Ontario Securities Act, and remitted the certification motion back to the Superior Court.
(ii)Regulatory reviews relating to restatements
The Company has been responding to requests for information from various regulatory authorities relating to its previously disclosed restatement of its financial statements for the first three quarters of 2019 as well as the previously disclosed restatement of the second quarter of 2021 interim financial statements (collectively, the “Restatements”). The Company has been responding to all such requests for information and cooperating with all regulatory authorities.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
SEC Settlement
On October 24, 2022, the SEC issued an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 8(a) of the Securities Act of 1933 (the “Securities Act”) and Section 21(c) of the Exchange Act, Making Findings, and Imposing a Cease-and-Desist Order (the “Settlement Order”) resolving the Restatements.
The Company has agreed to settle with the SEC, without admitting or denying the allegations described in the Settlement Order. The Settlement Order fully and finally disposes of the investigation of the Company by the SEC into the Restatements without the payment of any civil penalty or other amount.
The Settlement Order required the Company to cease and desist from committing or causing any violations and any future violations of Section 17(a) of the Securities Act, Sections 10(b), 13(a), 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 13a-13, 13a-15(a), 13a-16 and 12b-20 thereunder. Additionally, the Company agreed to certain undertakings, which include, among other things, retaining a qualified independent consultant (the “Consultant”) to engage in a review of, and make recommendations with respect to, certain of the Company’s internal accounting controls and internal control over financing reporting.
As a result of the Settlement Order, the Company will (i) lose its status as a well-known seasoned issuer for a period of three years, (ii) be unable to rely on the private offering exemptions provided by Regulations A and D under the Securities Act for a period of five years and (iii) be unable to rely on the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995 for a period of three years.
OSC Settlement
On October 24, 2022, the Ontario Capital Markets Tribunal approved a settlement agreement (the “Settlement Agreement”) between the Company and the staff of the OSC, resolving the Restatements.
Pursuant to the terms of the Settlement Agreement, which fully and finally disposes the investigation of the Company by the OSC, Cronos agreed to pay a total of C$1.34 million to fully settle the matter, and acknowledged that it had failed to comply with the requirement under Section 77 of the Securities Act (Ontario) to file interim financial reports in the manner set out therein and had acted in a manner contrary to the public interest. Additionally, the Company agreed to retain the Consultant to engage in a review of, and make recommendations with respect to, certain of the Company’s internal accounting controls and internal control over financing reporting, on substantially the same terms as were required by the SEC pursuant the Settlement Order.
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
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$633,296	$—	$—	$633,296
Short-term investments	255,452	—	—	255,452
Other investments(i)	24,375	—	—	24,375
Derivative liabilities	—	—	73	73

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$886,973	$—	$—	$886,973
Short-term investments	117,684	—	—	117,684
Other investments(i)	8,000	—	—	8,000
Derivative liabilities	—	—	14,375	14,375
(i)As of September 30, 2022 and December 31, 2021, the Company’s influence on Cronos Australia is deemed non-significant and the investment is considered an equity security with a readily determinable fair value. See Note 3 “Investments” for additional information.
There were no transfers between fair value categories during the periods presented.
13. Impairment Loss on Long-lived Assets
(a)Right-of-use assets and property, plant, and equipment, net
During the nine months ended September 30, 2022, the Company recognized an impairment charge of $1,986 related to the right-of-use lease asset associated with the Company’s corporate headquarters, encompassing approximately 29,000 square feet, in Toronto, Ontario, Canada, for which the Company determined it would seek a sublease. In addition, the Company recognized an impairment charge of $1,507 during the nine months ended September 30, 2022 related to leasehold improvements and other office equipment that it plans to include in any potential sublease agreement. The determination to seek a sublease of the property and include leasehold improvements and other office equipment in any potential sublease agreement triggered the impairment charges. Both of the impairment charges are recognized as impairment loss on long-lived assets on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
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
Additionally, during the nine months ended September 30, 2021, the Company reassessed the existence of impairment indicators on property, plant and equipment associated with sales channels in the U.S. segment. The Company determined that slower actual revenue growth as compared to previous growth forecasts and significant pricing pressures brought about by increased competition and aggressive discounting in sales channels in the U.S. segment represented indicators of impairment. As a result, a quantitative impairment analysis was required as of June 30, 2021. As such, the Company reassessed its estimates and forecasts as of June 30, 2021, to determine the fair values of the property, plant and equipment using an undiscounted cash flow methodology. Significant inputs include growth rates and cash flow projections. As a result of the analysis as of June 30, 2021, the Company concluded the carrying amount of the property, plant and equipment associated with sales channels in the U.S. segment exceeded its fair value, which resulted in impairment charges of $1,214 on the condensed consolidated statements of net income (loss) and comprehensive income (loss) for the nine months ended September 30, 2021.
No impairment charges were recorded during the three months ended September 30, 2022 and 2021 on property, plant and equipment and right-of-use assets.
(b)Intangible assets, net
During the three and nine months ended September 30, 2021, the Company recognized an impairment charge of $1,784 on definite-lived intangible assets for the difference between the consideration paid to Ginkgo for the achievement of certain milestones in connection with the Ginkgo Collaboration Agreement and the fair value of the Ginkgo exclusive license intellectual property. See Note 5 “Intangible Assets, net” for additional information. The impairment charge is recognized as impairment loss on long-lived assets on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
No impairment charges were recorded during the three and nine months ended September 30, 2022 on definite-lived intangible assets.
14. Related Party Transactions
(a)Altria
On March 8, 2019, in connection with the Altria Investment, Altria, through certain of its wholly owned subsidiaries, purchased a 45% equity interest in the Company. As of September 30, 2022, Altria beneficially held an approximately 41% ownership interest in the Company (calculated on a non-diluted basis).
The Company incurred the following expenses for consulting services from Altria Pinnacle LLC, a subsidiary of Altria (“Altria Pinnacle”):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Altria Pinnacle - expense	$—	$424	$28	$436
As of both September 30, 2022 and December 31, 2021, the Company had no payables outstanding to Altria Pinnacle.
(b)Cronos GrowCo
The Company holds a variable interest in Cronos GrowCo through its ownership of 50% of Cronos GrowCo’s common shares and senior secured debt in Cronos GrowCo. See Note 3 “Investments” for additional information.
The Company made the following purchases of cannabis products from Cronos GrowCo:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cronos GrowCo - purchases	$2,158	$278	$10,973	$812
As of September 30, 2022 and December 31, 2021, the Company had payables outstanding to Cronos GrowCo of $972 and $82, respectively.
Additionally, on August 23, 2019, the Company, as lender, and Cronos GrowCo, as borrower, entered into the GrowCo Facility. See Note 4 “Loans Receivable, net” for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read together with other information, including Cronos Group’s condensed consolidated interim financial statements and the related notes to those statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (this “Quarterly Report”), consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), Part I, Item 1A, Risk Factors, of the Annual Report and Part II, Item 1A, Risk Factors, of this Quarterly Report.
Forward-Looking Statements
This Quarterly Report, the documents incorporated into this Quarterly Report by reference, other reports we file with, or furnish to, the U.S. Securities and Exchange Commission (“SEC”) and other regulatory agencies, and statements by our directors, officers, other employees and other persons authorized to speak on our behalf contain information that may constitute forward-looking information and forward-looking statements within the meaning of applicable securities laws and court decisions (collectively, “Forward-Looking Statements”), which are based upon our current internal expectations, estimates, projections, assumptions and beliefs. All information that is not clearly historical in nature may constitute Forward-Looking Statements. In some cases, Forward-Looking Statements can be identified by the use of forward-looking terminology, such as “expect”, “likely”, “may”, “will”, “should”, “intend”, “anticipate”, “potential”, “proposed”, “estimate” and other similar words, expressions and phrases, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussion of strategy. Forward-Looking Statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance or other statements that are not statements of historical fact.
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
•the timing of our planned exit from our facility in Stayner, Ontario (the “Stayner Facility”) and the expected costs and benefits from the wind-down of the Stayner Facility;
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

•the impact of the loss of our ability to rely on private offering exemptions under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”); and the loss of our status as a well-known seasoned issuer, each as a result of our settlement with the SEC (the “SEC Order”);
•our compliance with the terms of the SEC Order and the settlement with the Ontario Securities Commission (the “OSC Settlement”), including complying with any recommendations made by the independent consultant to be appointed pursuant to the SEC Order (the “Consultant”);
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

The Forward-Looking Statements contained herein are based upon certain material assumptions that were applied in drawing a conclusion or making a forecast or projection, including: (i) our ability to efficiently and effectively exit the Stayner Facility, receive the benefits of the Stayner Facility wind down and acquire raw materials on a timely and cost-effective basis from third parties, including Cronos GrowCo; (ii) our ability, and the abilities of our joint ventures and our suppliers and distributors, to effectively deal with the restrictions, limitations and health issues presented by the COVID-19 pandemic and the ability to continue our production, distribution and sale of our products and customer demand for and use of our products; (iii) management’s perceptions of historical trends, current conditions and expected future developments; (iv) our ability to generate cash flow from operations; (v) general economic, financial market, regulatory and political conditions in which we operate; (vi) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (vii) consumer interest in our products; (viii) competition; (ix) anticipated and unanticipated costs; (x) government regulation of our activities and products including, but not limited to, the areas of taxation and environmental protection; (xi) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (xii) our ability to obtain qualified staff, equipment and services in a timely and cost-efficient manner; (xiii) our ability to conduct operations in a safe, efficient and effective manner; (xiv) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our acquisitions into our existing operations; (xv) our ability to realize the expected cost-savings, efficiencies and other benefits of our Realignment and employee turnover related thereto; (xvi) our ability to complete planned dispositions, and, if completed, obtain our anticipated sales price; (xvii) our ability to exercise the PharmaCann Option and realize the anticipated benefits of the transaction with PharmaCann; and (xviii) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.
By their nature, Forward-Looking Statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct, and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the Forward-Looking Statements in this Quarterly Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, that we may not be able to exit the Stayner Facility in an organized fashion or achieve the anticipated benefits of the exit or be able to access raw materials on a timely and cost-effective basis from third parties, including Cronos GrowCo; the risk that the COVID-19 pandemic and the military conflict between Russia and Ukraine may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; the risk that cost savings and any other synergies from the Altria Investment may not be fully realized or may take longer to realize than expected; the risk that we will not complete planned dispositions, or, if completed, obtain our anticipated sales price; the implementation and effectiveness of key personnel changes; the risks that our Realignment, the closure of the Stayner Facility and our further leveraging of our strategic partnerships will not result in the expected cost-savings, efficiencies and other benefits or will result in greater than anticipated turnover in personnel; future levels of revenues; consumer demand for cannabis and U.S. hemp products; our ability to manage disruptions in credit markets or changes to our credit ratings; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; the success or timing of completion of ongoing or anticipated capital or maintenance projects; business strategies, growth opportunities and expected investment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); our ability to raise capital under Regulation D under the Securities Act and to qualify as a well-known seasoned issuer; the potential effects of judicial, regulatory or other proceedings, or threatened litigation or proceedings, on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the anticipated effects of actions of third parties such as competitors, activist investors or federal (including U.S. federal), state, provincial, territorial or local regulatory authorities or self-regulatory organizations; changes in regulatory requirements in relation to our business and products; legal or regulatory obstacles that could prevent us from being able to exercise the PharmaCann Option and thereby realizing the anticipated benefits of the transaction with PharmaCann; dilution of our fully-diluted ownership of PharmaCann and the loss of our rights as a result of that dilution; our remediation of material weaknesses in our internal control over financial reporting and the improvement of our control environment and our systems, processes and procedures; and the factors discussed under Part I, Item 1A “Risk Factors” of the Annual Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on Forward-Looking Statements.
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
Foreign currency exchange rates
All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of September 30, 2022, September 30, 2021 and December 31, 2021. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The condensed consolidated statements of net income (loss) and comprehensive income (loss) and condensed consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period as reported on Bloomberg.
The exchange rates used to translate from Canadian dollars (“C$”) to dollars is shown below:

(Exchange rates are shown as C$ per $)	As of
	September 30, 2022	September 30, 2021	December 31, 2021
Quarter-to-date average rate	1.3053	1.2593	N/A
Spot rate	1.3829	1.2680	1.2746
Year-to-date average rate	1.2829	1.2519	1.2541

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
The ROW segment is involved in the cultivation, manufacture, and marketing of cannabis and cannabis-derived products for the medical and adult-use markets. In Canada, Cronos Group operates two wholly owned license holders under the Cannabis Act (Canada) (the “Cannabis Act”), Peace Naturals Project Inc. (“Peace Naturals”), which has production facilities near Stayner, Ontario (the “Stayner Facility”), and Thanos Holdings Ltd., known as Cronos Fermentation (“Cronos Fermentation”), which has a production facility in Winnipeg, Manitoba. In Israel, the Company operates under the IMC-GAP, IMC-GMP and IMC-GDP certifications required for the cultivation, production and marketing of dried flower, pre-rolls and cannabis oils in the Israeli medical market. Cronos Group has established three strategic joint ventures in Canada, Israel and Colombia. Additionally, as of September 30, 2022, Cronos Group held approximately 10% of the issued capital of Cronos Australia Limited (“Cronos Australia”), which is listed on the Australian Securities Exchange under the trading symbol “CAU.”

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
In Canada, COVID-19 restrictions began gradually easing at the end of June 2021 as the vaccination rate increased. The lockdown measures taken in the first six months of 2021 to slow infection rates negatively impacted our short-term revenue growth in Canada in 2021. The increase in cases related to the Omicron variant of COVID-19 beginning in December 2021 caused the reinstatement of some restrictions on non-essential retail stores in some provinces, including Quebec, in early 2022; however, those restrictions have eased in most other provinces. Each province is responsible for implementing re-opening plans and certain provinces, including Ontario, are progressing through phases of re-opening which may permit continued increases to the allowance of in-person shopping, typically in the form of percentage of store capacity. All provinces have some form of cannabis retail open to consumers, and most provinces have lifted the requirement that retail shoppers show proof of vaccination before entering retail stores. The potential for recurring retail restrictions is ongoing, which could negatively impact our results of operations.
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

Strategic and Organizational Update
In the third quarter of 2022, following the decision to begin a phased exit of the wholesale beauty category in the U.S. business in the second quarter of 2022, the Company continued to reduce operating expenses in the U.S. to better align the business structure with the new strategy to focus on adult-use product formats in the direct-to-consumer channel.
Due to the restructuring of the U.S. business and other newly identified cost savings opportunities, the Company now expects to incur approximately $6.1 million in expenses in connection with the Realignment, a decrease from the previously stated $6.4 million.
The Company now anticipates exiting the Peace Naturals Campus in 2023 due to longer than anticipated transition timing for contract manufacturers, lead times on required equipment, and the receipt of necessary regulatory licenses. As the Company continues its transition out of the Peace Naturals Campus in Stayner, Ontario into 2023, it anticipates that it will begin to incur the majority of the expected capital expenditures related to the Realignment.
Brand and Product Portfolio
In the third quarter of 2022, Cronos Israel was awarded a prestigious Clio Award in the Social Good category for the PEACE NATURALS® brand campaign in partnership with the Warriors for Life Association in Israel.
In October 2022, the Company continued to expand its gummy offering with the launch of SOURZ by Spinach™ Tropical Triple Berry 2:1 CBD:THC. This marks Cronos’ first CBD dominant edible in the Canadian adult-use market for those looking for a more mellow low-dose experience.
In November 2022, Cronos will launch two infused pre-rolls in Canada. The first, under the Spinach® brand is called Fully Charged Atomic GMO, which will be offered in a 5-pack with 0.5 grams per pre-roll. Secondly, Cronos is launching a CBG infused pre-roll under the Spinach FEELZ™ brand called Tropical Diesel CBG, which will be offered in a 3-pack with 0.5 grams per pre-roll.

Consolidated Results of Operations
The tables below set forth our condensed consolidated results of operations, expressed in thousands of U.S. dollars for the periods presented. Our condensed consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net revenue, before excise taxes	$26,584	$24,590	$84,544	$58,092
Excise taxes	(5,661)	(4,183)	(15,527)	(9,452)
Net revenue	20,923	20,407	69,017	48,640
Cost of sales	19,766	21,137	56,814	56,156
Inventory write-down	—	—	—	11,961
Gross profit	1,157	(730)	12,203	(19,477)
Operating expenses
Sales and marketing	5,923	10,821	16,517	34,284
Research and development	2,569	6,473	10,910	16,774
General and administrative	17,167	32,546	56,540	76,869
Restructuring costs	524	—	4,878	—
Share-based compensation	4,265	2,667	10,567	7,731
Depreciation and amortization	1,713	1,251	4,417	3,029
Impairment loss on goodwill and indefinite-lived intangible assets	—	142	—	235,056
Impairment loss on long-lived assets	—	1,784	3,493	4,739
Total operating expenses	32,161	55,684	107,322	378,482
Operating loss	(31,004)	(56,414)	(95,119)	(397,959)
Other income (expense)	(3,764)	133,839	7,414	134,988
Income tax benefit (expense)	(2,118)	159	(2,172)	159
Income (loss) from discontinued operations	—	82	—	(500)
Net income (loss)	(36,886)	77,666	(89,877)	(263,312)
Net income (loss) attributable to non-controlling interest	105	(250)	(27)	(842)
Net income (loss) attributable to Cronos Group	$(36,991)	$77,916	$(89,850)	$(262,470)
Summary of select financial results

	Three months ended September 30,		Change			Nine months ended September 30,		Change
	2022	2021	$	%		2022	2021	$	%
Net revenue	$20,923	$20,407	$516	3%		$69,017	$48,640	$20,377	42%
Cost of sales	19,766	21,137	(1,371)	(6)%		56,814	56,156	658	1%
Inventory write-down	—	—	—	N/A		—	11,961	(11,961)	(100)%
Gross profit	1,157	(730)	1,887	258%		12,203	(19,477)	31,680	163%
Gross margin(i)	6%	(4)%	N/A	10	pp	18%	(40)%	N/A	58	pp
(i)Gross margin is defined as gross profit divided by net revenue.
Net revenue
For the three months ended September 30, 2022, we reported consolidated net revenue of $20.9 million, representing an increase of $0.5 million from the three months ended September 30, 2021. For the nine months ended September 30, 2022, we reported consolidated net revenue of $69.0 million, representing an increase of $20.4 million from the nine months ended September 30, 2021. For both the three- and nine-month comparative periods, the increase was primarily due to higher cannabis flower sales in the Israeli medical market and higher cannabis extract sales in the Canadian adult-use market, partially offset by a reduction in revenue in the U.S. segment, lower cannabis flower sales in the Canadian adult-use market driven by an adverse price/mix shift and the impact of the weakening Canadian dollar against the U.S. dollar during the current period.

Cost of sales
For the three months ended September 30, 2022, we reported consolidated cost of sales of $19.8 million, representing a decrease of $1.4 million from the three months ended September 30, 2021. For the nine months ended September 30, 2022, we reported consolidated cost of sales of $56.8 million, representing an increase of approximately $0.7 million from the nine months ended September 30, 2021. For the three-month comparative period, the decrease was primarily due to lower cannabis biomass costs, lower sales volumes in the U.S. segment and the impact of the weakening Canadian dollar against the U.S. dollar during the current period, partially offset by higher sales volumes in the ROW segment and lower fixed cost absorption due to the timing of wind down activities associated with our planned exit of the Stayner Facility. For the nine-month comparative period, the increase was primarily due to higher sales volumes in the ROW segment and lower fixed cost absorption due to the timing of wind down activities associated with our planned exit of the Stayner facility, partially offset by lower cannabis biomass costs, lower sales volumes in the U.S. segment and the impact of the weakening Canadian dollar against the U.S. dollar during the period.
Inventory write-down
For the nine months ended September 30, 2021, we reported inventory write-downs of $12.0 million primarily related to cannabis strains and potency levels that were no longer in-line with consumer preferences in the Canadian market and adjustments for obsolete inventory in Canada. We reported no such write-down for the three months ended September 30, 2021 and for the three and nine months ended September 30, 2022.
Gross profit
For the three months ended September 30, 2022, we reported gross profit of $1.2 million, representing an increase in gross profit of $1.9 million compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, we reported gross profit of $12.2 million, representing an increase in gross profit of $31.7 million compared to the nine months ended September 30, 2021. For the three-month comparative period, the change was primarily due to increased revenue in the ROW segment driven mainly by sales of cannabis flower in Israel and a favorable mix of cannabis extract products, which carry a higher gross profit and gross margin than other product categories, and lower cannabis biomass costs, partially offset by lower fixed cost absorption due to the timing of wind-down activities associated with our planned exit of the Stayner Facility and lower revenue in the U.S. segment. For the nine-month comparative period, the change was primarily due to increased revenue in the ROW segment driven mainly by sales of cannabis flower in Israel and a favorable mix of cannabis extract products, which carry a higher gross profit and gross margin than other product categories, the absence of inventory write-downs in the current period, and lower cannabis biomass costs, partially offset by lower fixed cost absorption due to the timing of wind-down activities associated with our planned exit of the Stayner Facility and lower revenue in the U.S. segment.
Operating expenses

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Sales and marketing	$5,923	$10,821	$(4,898)	(45)%	$16,517	$34,284	$(17,767)	(52)%
Research and development	2,569	6,473	(3,904)	(60)%	10,910	16,774	(5,864)	(35)%
General and administrative	17,167	32,546	(15,379)	(47)%	56,540	76,869	(20,329)	(26)%
Restructuring costs	524	—	524	N/A	4,878	—	4,878	N/A
Share-based compensation	4,265	2,667	1,598	60%	10,567	7,731	2,836	37%
Depreciation and amortization	1,713	1,251	462	37%	4,417	3,029	1,388	46%
Impairment loss on goodwill and indefinite-lived intangible assets	—	142	(142)	(100)%	—	235,056	(235,056)	(100)%
Impairment loss on long-lived assets	—	1,784	(1,784)	(100)%	3,493	4,739	(1,246)	(26)%
Total operating expenses	$32,161	$55,684	$(23,523)	(42)%	$107,322	$378,482	$(271,160)	(72)%
Sales and marketing
For the three months ended September 30, 2022, sales and marketing expenses were $5.9 million, representing a decrease of $4.9 million from the three months ended September 30, 2021. For the nine months ended September 30, 2022, sales and marketing expenses were $16.5 million, representing a decrease of $17.8 million from the nine months ended September 30, 2021. For both the three- and nine-month comparative periods, the decrease was primarily due to lower advertising and marketing spend and lower payroll-related costs in the U.S. segment as a result of the Realignment.

Research and development
For the three months ended September 30, 2022, research and development expenses were $2.6 million, representing a decrease of $3.9 million from the three months ended September 30, 2021. For the nine months ended September 30, 2022, research and development expenses were $10.9 million, representing a decrease of $5.9 million from the nine months ended September 30, 2021. For both the three- and nine-month comparative periods, the decrease was primarily due to lower costs associated with the timing of Ginkgo milestones and a cancellation of beauty-focused product development spending in the U.S. segment.
General and administrative
For the three months ended September 30, 2022, general and administrative expenses were $17.2 million, representing a decrease of $15.4 million from the three months ended September 30, 2021. For the nine months ended September 30, 2022, general and administrative expenses were $56.5 million, representing a decrease of $20.3 million from the nine months ended September 30, 2021. For both the three- and nine-month comparative periods, the decrease was primarily due to credit loss revaluation allowances recognized in the prior comparative period and reduced advisory fees associated with strategic initiatives.
Restructuring costs
For the three and nine months ended September 30, 2022, restructuring costs were $0.5 million and $4.9 million, respectively, compared to no restructuring costs for the three and nine months ended September 30, 2021. Restructuring costs for both the three and nine months ended September 30, 2022, were related to the Realignment, including the planned exit of the Stayner Facility.
Share-based compensation
For the three months ended September 30, 2022, share-based compensation expense was $4.3 million, representing an increase of $1.6 million from the three months ended September 30, 2021. For the nine months ended September 30, 2022, share-based compensation expense was $10.6 million, representing an increase of $2.8 million from the nine months ended September 30, 2021. For the three-month comparative periods, the increase was primarily due to previously held-back equity awards granted to certain executives in the three months ended September 30, 2022. For the nine-month comparative periods, the increase was primarily due to the acceleration of expense on equity awards granted to certain executive employees in connection with their separation from the Company, as well as previously held-back equity awards granted to certain executives in the nine months ended September 30, 2022.
Depreciation and amortization
For the three months ended September 30, 2022, depreciation and amortization expenses were $1.7 million, representing an increase of $0.5 million from the three months ended September 30, 2021. For the nine months ended September 30, 2022, depreciation and amortization expenses were $4.4 million, representing an increase of $1.4 million from the nine months ended September 30, 2021. For the three- and nine-month comparative periods, the increase was primarily due to higher amortization on Ginkgo-related intangible assets.
Impairment loss on goodwill and indefinite-lived intangible assets
For both the three and nine month ended September 30, 2022, there was no impairment loss on goodwill and indefinite-lived intangible assets. For both the three and nine month ended September 30, 2021, impairment loss on goodwill and indefinite-lived intangible assets was $0.1 million and $235.1 million, respectively. The impairment loss on goodwill and indefinite-lived intangible assets in the nine months ended September 30, 2021 was due to impairment charges on the goodwill associated with our U.S. reporting unit and Lord Jones® brand.
Impairment loss on long-lived assets
For the three months ended September 30, 2022, there was no impairment loss on long-lived assets compared to $1.8 million impairment loss from the three months ended September 30, 2021. For the nine months ended September 30, 2022, impairment loss on long-lived assets was $3.5 million, representing a decrease of $1.2 million from the nine months ended September 30, 2021. For further information, see Note 13 “Impairment Loss on Long-lived Assets” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.

Other income (loss), income tax expense and discontinued operations

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Interest income, net	$7,209	$2,064	$5,145	249%	$13,030	$6,686	$6,344	95%
Gain on revaluation of derivative liabilities	375	132,916	(132,541)	(100)%	14,204	131,290	(117,086)	(89)%
Share of income (loss) from equity method investments	(1,119)	(1,414)	295	21%	4,078	(4,172)	8,250	198%
Gain on revaluation of financial instruments	17,049	266	16,783	N/M	19,205	143	19,062	N/M
Impairment loss on other investments	(28,972)	—	(28,972)	N/A	(40,210)	—	(40,210)	N/A
Foreign currency transaction gain (loss)	2,387	—	2,387	N/A	(2,337)	—	(2,337)	N/A
Other, net	(693)	7	(700)	N/M	(556)	1,041	(1,597)	(153)%
Total other income	(3,764)	133,839	(137,603)	(103)%	7,414	134,988	(127,574)	(95)%
Income tax benefit (expense)	(2,118)	159	(2,277)	N/A	(2,172)	159	(2,331)	N/A
Income (loss) from discontinued operations	—	82	(82)	(100)%	—	(500)	500	100%
Net income (loss)	$(36,886)	$77,666	$(114,552)	(147)%	$(89,877)	$(263,312)	$173,435	66%
(i)“N/M” is defined as not meaningful.
Interest income, net
For the three months ended September 30, 2022, interest income, net was $7.2 million, representing an increase of $5.1 million from the three months ended September 30, 2021. For the nine months ended September 30, 2022, interest income, net was $13.0 million, representing an increase of $6.3 million from the nine months ended September 30, 2021. For both the three- and nine-month comparative periods, the increase in net interest income was primarily due to higher short-term investment balances and higher interest rates during the current period.
Gain on revaluation of derivative liabilities
For the three months ended September 30, 2022, the gain on revaluation of derivative liabilities was $0.4 million, representing a decrease of $132.5 million from the three months ended September 30, 2021. For the nine months ended September 30, 2022, the gain on revaluation of derivative liabilities was $14.2 million, representing a decrease of $117.1 million from the nine months ended September 30, 2021. We expect continued changes in derivative valuations as our share price fluctuates period to period and the remaining expected terms of our derivative instruments decrease. For further information, see Note 6 “Derivative Liabilities” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Share of income (loss) from equity method investments
For the three months ended September 30, 2022, our share of loss from equity method investments was $1.1 million, representing a decrease of $0.3 million from the three months ended September 30, 2021. For the nine months ended September 30, 2022, our share of income from equity method investments was $4.1 million, representing an increase of $8.3 million from the nine months ended September 30, 2021. For both the three- and nine-month comparative periods, the change was due to improved results from our equity method investment in Cronos GrowCo.
Gain on revaluation of financial instruments
For the three months ended September 30, 2022, the gain on revaluation of financial instruments was $17.0 million, representing an increased gain of $16.8 million compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, the gain on revaluation of financial instruments was $19.2 million, representing an increased gain of $19.1 million compared to the nine months ended September 30, 2021. For both the three- and nine-month comparative periods, the change was primarily related to the change in fair value of our investment in Cronos Australia. For further information, see Note 3 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.

Impairment loss on other investments
For the three and nine months ended September 30, 2022, impairment loss on other investments was $29.0 million and $40.2 million, respectively, driven by impairments of the PharmaCann Option for the difference between its estimated fair value and its carrying amount. There were no impairment losses on other investments during the three and nine months ended September 30, 2021. For more information, see Note 3 “Investments” in our condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Foreign currency transaction gain (loss)
For the three and nine months ended September 30, 2022, foreign currency transaction gain (loss) was $2.4 million and $(2.3) million, respectively, which related to certain foreign currency-denominated intercompany loans anticipated to be settled in the foreseeable future. There were no such foreign currency transaction gains or losses during the three and nine months ended September 30, 2021.
Other, net
For the three months ended September 30, 2022, other, net was a loss of $0.7 million, compared to breakeven for the three months ended September 30, 2021. For the nine months ended September 30, 2022, other, net was a loss of $0.6 million, compared to income of $1.0 million in the nine months ended September 30, 2021. For both the three- and nine-month comparative periods, the change was due to loss on disposal of assets associated with the Realignment, partially offset by dividend income from our Cronos Australia investment during the current periods.

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
Summary of select financial results – ROW

	Three months ended September 30,		Change			Nine months ended September 30,		Change
	2022	2021	$	%		2022	2021	$	%
Net revenue	$20,409	$18,307	$2,102	11%		$64,716	$41,872	$22,844	55%
Cost of sales	17,265	17,735	(470)	(3)%		50,540	49,906	634	1%
Inventory write-down	—	—	—	N/A		—	11,961	(11,961)	(100)%
Gross profit	3,144	572	2,572	450%		14,176	(19,995)	34,171	171%
Gross margin	15%	3%	N/A	12	pp	22%	(48)%	N/A	70	pp
Net revenue – ROW

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Cannabis flower	$13,674	$15,306	$(1,632)	(11)%	$48,038	$36,337	$11,701	32%
Cannabis extracts	6,627	2,786	3,841	138%	16,197	5,020	11,177	223%
Other	108	215	(107)	(50)%	481	515	(34)	(7)%
Net revenue	$20,409	$18,307	$2,102	11%	$64,716	$41,872	$22,844	55%
For the three months ended September 30, 2022, the ROW segment reported net revenue of $20.4 million, representing an increase of $2.1 million from the three months ended September 30, 2021. For the nine months ended September 30, 2022, the ROW segment reported net revenue of $64.7 million, representing an increase of $22.8 million from the nine months ended September 30, 2021. For both the three- and nine-month comparative periods, the change was primarily due to higher cannabis flower sales in the Israeli medical market and higher cannabis extract sales in the Canadian adult-use market, partially offset by lower cannabis flower sales in the Canadian adult-use market driven by an adverse price/mix shift and the impact of the weakening Canadian dollar against the U.S. dollar during the period.
Cost of sales – ROW
For the three months ended September 30, 2022, the ROW segment reported cost of sales of $17.3 million, representing a decrease of $0.5 million from the three months ended September 30, 2021. For the nine months ended September 30, 2022, the ROW segment reported cost of sales of $50.5 million, representing an increase of $0.6 million from the nine months ended September 30, 2021. For the three-month comparative period, the decrease was primarily due to lower cannabis biomass costs and the impact of the weakening Canadian dollar against the U.S. dollar during the current period, partially offset by higher sales volumes and lower fixed cost absorption due to the timing of wind down activities associated with our planned exit of the Stayner Facility. For the nine-month comparative period, the increase was primarily due to higher sales volumes and lower fixed cost absorption due to the timing of wind down activities associated with our planned exit of the Stayner Facility, partially offset by lower cannabis biomass costs and the impact of the weakening Canadian dollar against the U.S. dollar during the current period.
Inventory write-down – ROW
For the nine months ended September 30, 2021, the ROW segment reported consolidated inventory write-down of $12.0 million primarily related to cannabis strains and potency levels that were no longer in-line with consumer preferences in the Canadian market and adjustments for obsolete inventory in Canada. The ROW segment reported no such write-down for the three months ended September 30, 2021 and the three and nine months ended September 30, 2022.
Gross profit – ROW
For the three months ended September 30, 2022, the ROW segment reported gross profit of $3.1 million, representing an increase in gross profit of $2.6 million from the three months ended September 30, 2021. For the nine months ended September 30, 2022, the ROW segment reported gross profit of $14.2 million, representing an increase in gross profit of $34.2 million from the nine months ended September 30, 2021. For the three-month comparative period, the change was primarily due to increased revenue driven mainly by sales of cannabis flower in Israel and a higher cannabis extract sales in Canada, which carry a higher gross profit and gross margin than other product categories, and lower cannabis biomass costs, partially offset by lower fixed cost absorption due to the timing of wind-down activities associated with our planned exit of the Stayner Facility. For the nine-month comparative period, the change was primarily due to the absence of inventory write-downs in the current periods, increased revenue driven mainly by sales of cannabis flower and a favorable mix of cannabis extract products, which carry a higher gross profit and gross margin than other product categories, and lower cannabis biomass costs, partially offset by lower fixed cost absorption due to the timing of wind-down activities associated with our planned exit of the Stayner Facility.

Summary of select financial results – U.S.

	Three months ended September 30,		Change			Nine months ended September 30,		Change
	2022	2021	$	%		2022	2021	$	%
Net revenue	$514	$2,100	$(1,586)	(76)%		$4,301	$6,768	$(2,467)	(36)%
Cost of sales	2,501	3,402	(901)	(26)%		6,274	6,250	24	—%
Gross profit	(1,987)	(1,302)	(685)	(53)%		(1,973)	518	(2,491)	(481)%
Gross margin	(387)%	(62)%	N/A	(325)	pp	(46)%	8%	N/A	(54)	pp

Net revenue – U.S.
For the three months ended September 30, 2022, the U.S. segment reported net revenue of $0.5 million, representing a decrease of $1.6 million from the three months ended September 30, 2021. For the nine months ended September 30, 2022, the U.S. segment reported net revenue of $4.3 million, representing a decrease of $2.5 million from the nine months ended September 30, 2021. For both the three- and nine-month comparative periods, the decrease was primarily driven by a reduction in sales as a result of a decrease in promotional spending and SKU rationalization efforts as the Company implements the Realignment in the U.S. segment.
Cost of sales – U.S.
For the three months ended September 30, 2022, the U.S. segment reported cost of sales of $2.5 million, representing a decrease of $0.9 million from the three months ended September 30, 2021. For the nine months ended September 30, 2022, the U.S. segment reported cost of sales of $6.3 million, essentially unchanged from the nine months ended September 30, 2021. For the three-month comparative period, the decrease was primarily due to lower sales volumes. For the nine-month comparative period, the reduction in cost of sales was driven by lower sales volumes, partially offset by a higher level of inventory reserves.
Gross profit – U.S.
For the three months ended September 30, 2022, the U.S. segment reported gross profit of $(2.0) million, representing a decrease of $0.7 million from the three months ended September 30, 2021. For the nine months ended September 30, 2022, the U.S. segment reported gross profit of $(2.0) million, representing a decrease of $2.5 million from the nine months ended September 30, 2021. For both the three- and nine-month comparative periods, the change was primarily due to lower sales volumes and higher inventory reserves.

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

Adjusted EBITDA
Management reviews Adjusted EBITDA, a non-GAAP measure, which excludes non-cash items and items that do not reflect management’s assessment of ongoing business performance of our operating segments. Management defines Adjusted EBITDA as net income (loss) before interest, tax expense (benefit), depreciation and amortization adjusted for: share of income (loss) from equity method investments; impairment loss on goodwill and intangible assets; impairment loss on long-lived assets; (gain) loss on revaluation of derivative liabilities; (gain) loss on revaluation of financial instruments; transaction costs related to strategic projects; impairment loss on other investments; foreign currency transaction loss; other, net; loss from discontinued operations; restructuring costs; share-based compensation; and financial statement review costs and reserves related to the restatements of our 2019 and 2021 interim financial statements (the “Restatements”), including the costs related to the settlement of the SEC’s and the OSC’s investigations of the Restatements and legal costs defending shareholder class action complaints brought against us as a result of the 2019 restatement (see Part II, Item 1 “Legal Proceedings” of this Quarterly Report for a discussion of the shareholder class action complaints relating to the restatement of the 2019 interim financial statements and the settlement of the SEC’s and the OSC’s investigations of the Restatements.
Management believes that Adjusted EBITDA provides the most useful insight into underlying business trends and results and provides a more meaningful comparison of period-over-period results. Management uses Adjusted EBITDA for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets.
Adjusted EBITDA is reconciled to net income (loss) as follows:

(In thousands of U.S. dollars)	Three months ended September 30, 2022
	United States	Rest of World	Corporate	Total
Net income (loss)	$(33,223)	$2,817	$(6,480)	$(36,886)
Interest income, net	(1,418)	(5,791)	—	(7,209)
Income tax expense	—	2,118	—	2,118
Share of loss from equity method investments	—	1,119	—	1,119
Gain on revaluation of derivative liabilities(iii)	—	(375)	—	(375)
Gain on revaluation of financial instruments(v)	—	(17,049)	—	(17,049)
Impairment loss on other investment(vi)	28,972	—	—	28,972
Foreign currency transaction gain	—	(2,387)	—	(2,387)
Other, net(vii)	159	534	—	693
Restructuring costs(ix)	137	387	—	524
Share-based compensation(x)	8	4,257	—	4,265
Financial statement review costs(xi)	—	—	1,070	1,070
Depreciation and amortization	501	2,947	—	3,448
Adjusted EBITDA	$(4,864)	$(11,423)	$(5,410)	$(21,697)

(In thousands of U.S. dollars)	Three months ended September 30, 2021
	United States	Rest of World	Corporate	Total
Net income (loss)	$(13,499)	$97,198	$(6,033)	$77,666
Interest income, net	(4)	(2,060)	—	(2,064)
Income tax benefit	—	(159)	—	(159)
Share of loss from equity method investments	—	1,414	—	1,414
Impairment loss on goodwill and indefinite-lived intangible assets(i)	105	37	—	142
Impairment loss on long-lived assets(ii)	—	1,784	—	1,784
Gain on revaluation of derivative liabilities(iii)	—	(132,916)	—	(132,916)
Transaction costs(iv)	—	—	542	542
Gain on revaluation of financial instruments(v)	—	(266)	—	(266)
Other, net(vii)	—	(7)	—	(7)
Income from discontinued operations(viii)	—	(82)	—	(82)
Share-based compensation(x)	967	1,700	—	2,667
Financial statement review costs(xi)	—	—	678	678
Depreciation and amortization	231	3,597	—	3,828
Adjusted EBITDA	$(12,200)	$(29,760)	$(4,813)	$(46,773)

(In thousands of U.S. dollars)	Nine months ended September 30, 2022
	United States	Rest of World	Corporate	Total
Net loss	$(59,937)	$(3,928)	$(26,012)	$(89,877)
Interest income, net	(1,873)	(11,157)	—	(13,030)
Income tax expense	—	2,172	—	2,172
Share of income from equity method investments	—	(4,078)	—	(4,078)
Impairment loss on long-lived assets(ii)	—	3,493	—	3,493
Gain on revaluation of derivative liabilities(iii)	—	(14,204)	—	(14,204)
Gain on revaluation of financial instruments(v)	—	(19,205)	—	(19,205)
Impairment loss on other investment(vi)	40,210	—	—	40,210
Foreign currency transaction loss	—	2,337	—	2,337
Other, net(vii)	159	397	—	556
Restructuring costs(ix)	1,482	3,396	—	4,878
Share-based compensation(x)	2,917	7,650	—	10,567
Financial statement review costs(xi)	—	—	6,286	6,286
Depreciation and amortization	1,215	9,284	—	10,499
Adjusted EBITDA	$(15,827)	$(23,843)	$(19,726)	$(59,396)

(In thousands of U.S. dollars)	Nine months ended September 30, 2021
	United States	Rest of World	Corporate	Total
Net income (loss)	$(273,438)	$34,678	$(24,552)	$(263,312)
Interest income, net	(27)	(6,659)	—	(6,686)
Income tax benefit	—	(159)	—	(159)
Share of loss from equity method investments	—	4,172	—	4,172
Impairment loss on goodwill and indefinite-lived intangible assets(i)	235,019	37	—	235,056
Impairment loss on long-lived assets(ii)	2,955	1,784	—	4,739
Gain on revaluation of derivative liabilities(iii)	—	(131,290)	—	(131,290)
Transaction costs(iv)	—	—	3,801	3,801
Gain on revaluation of financial instruments(v)	—	(143)	—	(143)
Other, net(vii)	—	(1,041)	—	(1,041)
Loss from discontinued operations(viii)	—	500	—	500
Share-based compensation(x)	2,534	5,197	—	7,731
Financial statement review costs(xi)	—	—	4,615	4,615
Depreciation and amortization	536	8,375	—	8,911
Adjusted EBITDA	$(32,421)	$(84,549)	$(16,136)	$(133,106)
(i)For the three and nine months ended September 30, 2021, impairment on goodwill and indefinite-lived intangible assets relates to impairment on goodwill and indefinite-lived intangible assets related to the Company’s U.S. segment.
(ii)For the nine months ended September 30, 2022, impairment loss on long-lived assets related to the Company’s decision to seek a sublease for leased office space in Toronto, Ontario, Canada during the first quarter of 2022. For the three months ended September 30, 2021, impairment loss on long-lived assets relates to an impairment on property, plant and equipment in the U.S. segment. For the nine months ended September 30, 2021, impairment loss on long-lived assets relates to the aforementioned impairment loss on property, plant and equipment as well as an impairment loss on leased premises in the U.S. segment from the first quarter of 2021. See Note 13 “Impairment Loss on Long-lived Assets” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
(iii)For the three and nine months ended September 30, 2022 and 2021, gain on revaluation of derivative liabilities represents the fair value changes on the derivative liabilities. See Note 6 “Derivative Liabilities” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
(iv)For the three and nine months ended September 30, 2021, transaction costs represent legal, financial and other advisory fees and expenses incurred in connection with various strategic investments. These costs are included in general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
(v)For the three and nine months ended September 30, 2022, gain on revaluation of financial instruments related primarily to the Company’s equity securities in Cronos Australia. See Note 3 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report. For three and nine months ended September 30, 2021, gain on revaluation of financial instruments related primarily to revaluations of financial liabilities resulting from DSUs.
(vi)For the nine months ended September 30, 2022, impairment loss on other investments related to the PharmaCann Option for the difference between its fair value and carrying amount. See Note 3 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
(vii)For the three months ended September 30, 2022, other, net related to $1,083 loss on disposal of assets and $390 of dividends declared by Cronos Australia on the Company’s 55,176,065 ordinary shares in the capital of Cronos Australia. For the nine months ended September 30, 2022, other, net related to $946 loss on disposal of assets and $390 of dividends declared by Cronos Australia on the Company’s 55,176,065 ordinary shares in the capital of Cronos Australia. For the three and nine months ended September 30, 2021, other, net primarily related to gain recorded on sale of an asset previously designated as held-for-sale in the first quarter of 2021.
(viii)For the three and nine months ended September 30, 2021, loss (income) from discontinued operations related to the discontinuance of OGBC.
(ix)For the three and nine months ended September 30, 2022, restructuring costs related to the employee-related severance costs and other restructuring costs associated with the Realignment, including the planned exit of the Stayner Facility. See Note 7 “Restructuring” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
(x)For the three and nine months ended September 30, 2022 and 2021, share-based compensation related to the vesting expenses of share-based compensation awarded to employees under the Company’s share-based award plans as described in Note 8 “Share-based Compensation” to the condensed consolidated financial statements under Item 1 of this Quarterly Report.
(xi)For the three and nine months ended September 30, 2022 and 2021, financial statement review costs include costs and reserves taken related to the Restatements, costs related to the Company’s settlement of the SEC’s and the OSC’s investigations of the Restatements and legal costs defending shareholder class action complaints brought against the Company as a result of the 2019 restatement.

Constant Currency
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for net revenues, gross profit, gross profit margin, operating expenses, net income (loss) and Adjusted EBITDA for the three and nine months ended September 30, 2022 as well as cash and cash equivalents and short-term investment balances as of September 30, 2022 compared to December 31, 2021, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the three- and nine-month comparative periods in 2021 rather than the actual average exchange rates in effect during the respective current periods; constant currency current and prior comparative balance sheet information is translated at the prior year-end spot rate rather than the current period spot rate. All growth comparisons relate to the corresponding period in 2021. We have provided this non-GAAP financial information to aid investors in better understanding the performance of our segments. The non-GAAP financial measures presented in this Quarterly Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.
The table below sets forth certain measures of consolidated results from continuing operations on a constant currency basis for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 as well as cash and cash equivalents and short-term investments as of September 30, 2022 and December 31, 2021, both on an as-reported and constant currency basis (in thousands):

As Reported	As Adjusted for Constant Currency
Three months ended September 30,	As Reported Change	Three months ended September 30,	Constant Currency Change
2022	2021	$	%	2022	$	%
Net revenue	$20,923	$20,407	$516	3%	$21,817	$1,410	7%
Gross profit	1,157	(730)	1,887	258%	1,341	2,071	284%
Gross margin	6%	(4)%	N/A	10	pp	6%	N/A	10	pp

Operating expenses	32,161	55,684	(23,523)	(42)%	32,679	(23,005)	(41)%
Net income (loss)	(36,886)	77,666	(114,552)	(147)%	(36,547)	(114,213)	(147)%
Adjusted EBITDA	(21,697)	(46,773)	25,076	54%	(22,008)	24,765	53%

Nine months ended September 30,	As Reported Change	Nine months ended September 30,	Constant Currency Change
2022	2021	$	%	2022	$	%
Net revenue	$69,017	$48,640	$20,377	42%	$70,426	$21,786	45%
Gross profit	12,203	(19,477)	31,680	163%	12,475	31,952	164%
Gross margin	18%	(40)%	N/A	58	pp	18%	N/A	58	pp

Operating expenses	107,322	378,482	(271,160)	(72)%	108,736	(269,746)	(71)%
Net loss	(89,877)	(263,312)	173,435	66%	(89,934)	173,378	66%
Adjusted EBITDA	(59,396)	(133,106)	73,710	55%	(59,917)	73,189	55%

As of September 30,	As of December 31,	As Reported Change	As of September 30,	Constant Currency Change
2022	2021	$	%	2022	$	%
Cash and cash equivalents	$633,296	$886,973	$(253,677)	(29)%	$660,084	$(226,889)	(26)%
Short-term investments	255,452	117,684	137,768	117%	277,158	159,474	136%
Total cash and cash equivalents and short-term investments	$888,748	$1,004,657	$(115,909)	(12)%	$937,242	$(67,415)	(7)%

Net revenue

	As Reported				As Adjusted for Constant Currency
	Three months ended September 30,		As Reported Change		Three months ended September 30,	Constant Currency Change
	2022	2021	$	%	2022	$	%
Cannabis flower	$13,674	$15,306	$(1,632)	(11)%	$14,339	$(967)	(6)%
Cannabis extracts	7,141	4,886	2,255	46%	7,365	2,479	51%
Other	108	215	(107)	(50)%	113	(102)	(47)%
Net revenue	$20,923	$20,407	$516	3%	$21,817	$1,410	7%

	Nine months ended September 30,		As Reported Change		Nine months ended September 30,	Constant Currency Change
	2022	2021	$	%	2022	$	%
Cannabis flower	$48,038	$36,337	$11,701	32%	$49,038	$12,701	35%
Cannabis extracts	20,498	11,788	8,710	74%	20,895	9,107	77%
Other	481	515	(34)	(7)%	493	(22)	(4)%
Net revenue	$69,017	$48,640	$20,377	42%	$70,426	$21,786	45%

	As Reported				As Adjusted for Constant Currency
	Three months ended September 30,		As Reported Change		Three months ended September 30,	Constant Currency Change
	2022	2021	$	%	2022	$	%
Canada	$13,370	$14,186	$(816)	(6)%	$13,868	$(318)	(2)%
Israel	7,039	3,752	3,287	88%	7,435	3,683	98%
United States	514	2,100	(1,586)	(76)%	514	(1,586)	(76)%
Other countries	—	369	(369)	(100)%	—	(369)	(100)%
Net revenue	$20,923	$20,407	$516	3%	$21,817	$1,410	7%

	Nine months ended September 30,		As Reported Change		Nine months ended September 30,	Constant Currency Change
	2022	2021	$	%	2022	$	%
Canada	$41,335	$32,432	$8,903	27%	$42,358	$9,926	31%
Israel	23,381	8,580	14,801	173%	23,767	15,187	177%
United States	4,301	6,768	(2,467)	(36)%	4,301	(2,467)	(36)%
Other countries	—	860	(860)	(100)%	—	(860)	(100)%
Net revenue	$69,017	$48,640	$20,377	42%	$70,426	$21,786	45%

For the three months ended September 30, 2022, net revenue on a constant currency basis was $21.8 million, representing a 7% increase from the three months ended September 30, 2021. For the nine months ended September 30, 2022, net revenue on a constant currency basis was $70.4 million, representing a 45% increase from the nine months ended September 30, 2021. Net revenue increased for both the three and nine months ended September 30, 2022 on a constant currency basis and was primarily due to higher cannabis flower sales in the Israeli medical market and higher cannabis extract sales in the Canadian adult-use market, partially offset by a reduction in revenue in the U.S. segment and lower cannabis flower sales in the Canadian adult-use market driven by an adverse price/mix shift.

Gross profit
For the three months ended September 30, 2022, gross profit on a constant currency basis was $1.3 million, representing a 284% increase from the three months ended September 30, 2021. For the nine months ended September 30, 2022, gross profit on a constant currency basis was $12.5 million, representing a 164% increase from the nine months ended September 30, 2021. For the three-month comparative period, the change was primarily due to increased revenue in the ROW segment driven mainly by sales of cannabis flower in Israel and a favorable mix of cannabis extract products, which carry a higher gross profit and gross margin than other product categories, and lower cannabis biomass costs, partially offset by lower fixed cost absorption due to the timing of wind-down activities associated with our planned exit of the Stayner Facility and lower revenue in the U.S. segment. For the nine-month comparative period, the change was primarily due to increased revenue in the ROW segment driven mainly by sales of cannabis flower in Israel and a favorable mix of cannabis extract products, which carry a higher gross profit and gross margin than other product categories, the absence of inventory write-downs in the current period, and lower cannabis biomass costs, partially offset by lower fixed cost absorption due to the timing of wind-down activities associated with our planned exit of the Stayner Facility and lower revenue in the U.S. segment.
Operating expenses
For the three months ended September 30, 2022, operating expenses on a constant currency basis was $32.7 million, representing a 41% decrease from the three months ended September 30, 2021. For the nine months ended September 30, 2022, operating expenses on a constant currency basis was $108.7 million, representing a 71% decrease from the nine months ended September 30, 2021. On a constant currency basis, operating expenses decreased for both the three and nine months ended September 30, 2022 primarily due to lower advertising and marketing spend and lower payroll-related costs in the U.S. segment as a result of the Realignment, reduced costs associated with the timing of Ginkgo milestones and a cancellation of beauty-focused product development spending in the U.S. segment as well as an expected credit loss allowance revaluation recognized in the three- and nine-month comparative periods, partially offset by higher restructuring costs related to the Realignment, including the planned exit of the Stayner Facility.
Net income (loss)
For the three months ended September 30, 2022, net loss on a constant currency basis was $36.5 million, representing a 147% reduction in net income from the three months ended September 30, 2021. For the nine months ended September 30, 2022, net loss on a constant currency basis was $89.9 million, representing a 66% improvement from the nine months ended September 30, 2021.
Adjusted EBITDA
For the three months ended September 30, 2022, Adjusted EBITDA on a constant currency basis was $(22.0) million, representing a 53% improvement from the three months ended September 30, 2021. For the nine months ended September 30, 2022, Adjusted EBITDA on a constant currency basis was $(59.9) million, representing a 55% improvement from the nine months ended September 30, 2021. The improvement in Adjusted EBITDA for both the three and nine months ended September 30, 2022 on a constant currency basis was primarily driven by decreases in general and administrative expenses, sales and marketing expenses, and research and development expenses as a result of the Company's strategic Realignment and an improvement in gross profit.
Cash and cash equivalents & short-term investments
Cash and cash equivalents and short-term investments on a constant currency basis decreased 7% to $937.2 million as of September 30, 2022 from $1.0 billion as of December 31, 2021. The decrease in cash and cash equivalents and short-term investments is primarily due to cash flows used in operating activities in 2022.
Liquidity and Capital Resources
As of September 30, 2022, we had $633.3 million in cash and cash equivalents and $255.5 million in short-term investments, which comprise the majority of the Company’s cash position. We believe that the existing cash and cash equivalents and the short-term investments will be sufficient to fund the business operations and capital expenditures over the next twelve months. The following table summarizes the cash flows from operating, investing and financing activities:

(In thousands of U.S. dollars)	Nine months ended September 30,
	2022	2021
Cash flows used in operating activities	$(64,576)	$(117,678)
Cash flows used in investing activities	(160,300)	(110,236)
Cash flows used in financing activities	(2,277)	(13,164)
Effect of foreign currency translation on cash and cash equivalents	(26,524)	5,622
Net change in cash	$(253,677)	$(235,456)

Comparison of cash flows between the nine months ended September 30, 2022 and the nine months ended September 30, 2021
Operating activities
During the nine months ended September 30, 2022, we used $64.6 million of cash in operating activities as compared to cash used of $117.7 million in the nine months ended September 30, 2021, representing a decrease in cash used of $53.1 million. This change is primarily driven by a $63.1 million increase in net income after adjusting for non-cash items during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Investing activities
During the nine months ended September 30, 2022, we used $160.3 million of cash in investing activities, compared to $110.2 million of cash used in investing activities during the nine months ended September 30, 2021, representing an increase of $50.1 million in cash used by investing activities. This change is primarily driven by higher levels of short-term investments, partially offset by the purchase of the PharmaCann option during the nine months ended September 30, 2021, lower purchases of property, plant and equipment and an increase in repayments and decrease in disbursements related to loans receivable with related parties.
Financing activities
During the nine months ended September 30, 2022, cash used in financing activities was $2.3 million, compared to $13.2 million of cash used in financing activities during the nine months ended September 30, 2021, representing a decrease of $10.9 million in cash used in financing activities. This change is primarily driven by a decrease of $11.0 million in withholding taxes paid on share-based awards during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to certain market risks, including changes from foreign currency exchange rates related to our international operations. Except as updated below, the Company’s market risks have not changed significantly from that disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.
Foreign currency risk
The Company’s condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report are expressed in U.S. dollars. The Company is exposed to foreign currency risk based on its net assets, liabilities, and revenues denominated in foreign currencies, including Canadian dollars and Israeli new shekels. As a result, we are exposed to foreign currency translation gains and losses. Revenue and expenses of all foreign operations are translated into U.S. dollars at the foreign currency exchange rates that approximate the rates in effect during the period when such items are recognized. Appreciating foreign currencies relative to the U.S. dollar will positively impact operating income and net earnings, while depreciating foreign currencies relative to the U.S. dollar will have an adverse impact.
A 10% change in the exchange rates for the Canadian dollar would have affected the carrying amount of the net assets by approximately $79.9 million and $87.8 million as of September 30, 2022 and December 31, 2021, respectively. The corresponding impact would be recorded in accumulated other comprehensive income. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains and losses could have a significant, and potentially adverse, effect on the Company’s results of operations.
During the three months ended September 30, 2022 and 2021, the Company had foreign currency loss on translation of $60.6 million and $22.8 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company had foreign currency gain (loss) on translation of $(68.8) million and $6.9 million, respectively.

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures.
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2022. Based on that evaluation, management has concluded that, as of September 30, 2022, due to the existence of material weaknesses in the Company’s internal control over financial reporting described below, the disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
		Completed	In Progress	Not Remediated
	•All accounting personnel that engaged in unprofessional conduct have been terminated or resigned from the Company and are in the process of being replaced with qualified personnel;	Completed	In Progress	Not Remediated

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
		Completed	In Progress	Not Remediated
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
(b)Changes in Internal Control over Financial Reporting
Other than those material weaknesses identified and measures described above to remediate the material weaknesses identified in the prior year, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We are subject to disabilities as a result of the SEC Order that may expose us to increased future litigation and adversely affect our ability to raise capital.
As of the date of the SEC Order, October 24, 2022, and for a period of three years thereafter, we are unable to rely on the safe harbor provisions regarding forward-looking statements provided by the Securities Act and the Exchange Act. Our inability to rely on these safe harbor provisions may expose us to increased future litigation in connection with forward-looking statements in our public disclosures.
Further, as of the date of the SEC Order, we have lost our status as a “well-known seasoned issuer” for a period of three years, which places limitations on the manner in which we can market our securities to the public, and we are unable to rely on the private offering exemptions provided by Regulations A and D under the Securities Act for a period of five years, which could impair our ability to raise additional capital in the private market quickly in response to changing requirements and market conditions.
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

In connection with the Realignment, we have begun to further leverage our strategic joint venture with Cronos GrowCo. Our current efforts to wind-down and ultimately exit the Stayner Facility have increased the importance of Cronos GrowCo to our business and operations. Once the Stayner Facility is closed, Cronos GrowCo’s production facilities will be our principal source of raw materials. Therefore, our performance in Israel is reliant on our ability to acquire such raw materials on a timely and cost-effective basis from Cronos GrowCo and to continue to import such raw materials and cannabis products to Israel from Cronos GrowCo. There is no guarantee that we will be able to successfully execute our strategy to expand production at Cronos GrowCo or that we will be able to obtain the regulatory approvals, licenses and permits required for both the export of cannabis from Canada and the import of cannabis into Israel. See “–We may not successfully execute our production capacity strategy” included under Part I, Item 1A “Risk Factors” of the Annual Report.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Griese Letter Agreement
On November 7, 2022, the Company, Cronos USA Client Services LLC (“Cronos USA”) and Hortican Inc. (“Hortican”), both wholly-owned subsidiaries of the Company, entered into a separation agreement with John Griese (the “Separation Agreement”), who previously ceased to serve as Senior Vice President, Head of Operations (North America) of the Company, effective as of the close of business on October 18, 2022. Jeff Jacobson, then Senior Vice President, Head of Growth (North America) for Cronos Group, assumed Mr. Griese’s responsibility for overseeing Cronos Group’s operations within North America.
Under the Separation Agreement, Mr. Griese will continue to be employed for purposes of transitioning his duties to Mr. Jacobson until January 18, 2023 (the “Resignation Date”). Following the Resignation Date, subject to Mr. Griese’s entering into a release of claims in favor of the Company and its affiliates and related entities, Mr. Griese will be entitled to (1) a lump sum payment of $139,615, which represents six months of Mr. Griese’s annual base salary, (2) a lump sum payment of $4,688, which is equal to six months of Cronos USA’s portion of Mr. Griese’s benefits premium, in lieu of the continuation of group insured benefits following Mr. Griese’s resignation, and (3) continued vesting of any outstanding and unvested equity awards in accordance with the terms and conditions of the applicable award agreements, subject to Mr. Griese’s compliance with his post-employment obligations. Mr. Griese is also eligible to receive an annual bonus for the Company’s 2022 fiscal year, subject to the terms and conditions of the Company’s short-term incentive compensation program and Mr. Griese entering into the aforementioned release of claims.
Pursuant to the Separation Agreement, Mr. Griese is subject to an ongoing non-disparagement provision, and the ongoing confidentiality and intellectual property provisions contained in the Executive Employment Agreement, effective January 10, 2022, by and among Mr. Griese, Cronos USA and the Company.
The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Separation Agreement, which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

Jacobson Promotion
On November 7, 2022, Jeffrey Jacobson was promoted from Senior Vice President, Head of Growth (North America) to Chief Growth Officer. In connection with his promotion, Mr. Jacobson’s annual base salary increased to CAD $420,000, his annual target bonus opportunity under the Company’s short-term incentive compensation plan increased to 115% of his base salary; and his target annual long-term incentive compensation opportunity increased to 115% of his base salary. All other terms and conditions of Mr. Jacobson’s employment remained the same.

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

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.01	Letter Agreement by and among Jeffrey Jacobson and Hortican Inc., dated November 7, 2022.
10.02	Letter Agreement by and among John Griese, Cronos USA Client Services LLC, and Hortican Inc., dated November 7, 2022.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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
November 7, 2022

	By:	/s/ Carlos Cortez
Carlos Cortez Vice President, Controller, and Principal Accounting Officer
November 7, 2022