Form 10-K
period 2022-12-31
Cronos Group Inc.
filed 2023-02-28
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

Form 10-K
__________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of the Registrant computed by reference to the closing price of $2.82 per common share on June 30, 2022 was approximately $562,557,422.
As of February 24, 2023, there were 380,575,403 common shares of the Registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K will either be incorporated into this Annual Report on Form 10-K by reference to the registrant’s definitive proxy statement for its 2023 Annual Meeting of Shareholders, or will be included in an amendment to this Annual Report on Form 10-K to be filed no later than 120 days after the registrant's fiscal year ended December 31, 2022.

Unless otherwise noted or the context indicates otherwise, references in this Annual Report on Form 10-K (this “Annual Report”) to the “Company”, “Cronos”, “we”, “us” and “our” refer to Cronos Group Inc., its direct and indirect wholly owned subsidiaries and, if applicable, its joint ventures and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; the term “U.S. hemp” has the meaning given to term “hemp” in the U.S. Agricultural Improvement Act of 2018 (the “2018 Farm Bill”), including hemp-derived cannabidiol (“CBD”); and the term “U.S. Schedule I cannabis” means cannabis excluding U.S. hemp.
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

(Exchange rates are shown as C$ per $)	As of December 31,
	2022	2021	2020
Average rate	1.3017	1.2541	1.3411
Spot rate	1.3554	1.2746	1.2751
All summaries of agreements described herein are qualified by the full text of such agreements (certain of which are filed as exhibits hereto).

PART I
Special Note Regarding Forward-Looking Statements
This Annual Report, the documents incorporated into this Annual Report by reference, other reports we file with, or furnish to, the U.S. Securities and Exchange Commission (“SEC”) and other regulatory agencies, and statements by our directors, officers, other employees and other persons authorized to speak on our behalf contain information that may constitute forward-looking information and forward-looking statements within the meaning of applicable U.S. and Canadian securities laws and court decisions (collectively, “Forward-Looking Statements”), which are based upon our current internal expectations, estimates, projections, assumptions and beliefs. All information that is not clearly historical in nature may constitute Forward-Looking Statements. In some cases, Forward-Looking Statements can be identified by the use of forward-looking terminology, such as “expect”, “likely”, “may”, “will”, “should”, “intend”, “anticipate”, “potential”, “proposed”, “estimate” and other similar words, expressions and phrases, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussion of strategy. Forward-Looking Statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance or other statements that are not statements of historical fact.
Forward-Looking Statements include, but are not limited to, statements with respect to:
•expectations related to our announced realignment (the “Realignment”) and any progress, challenges and effects related thereto as well as changes in strategy, metrics, investments, reporting structure, costs, operating expenses, employee turnover and other changes with respect thereto;
•the timing of the change in the nature of operations at our facility in Stayner, Ontario (the “Peace Naturals Campus”) and the expected costs and benefits from the wind-down of cultivation and certain production activities at the Peace Naturals Campus;
•our ability to effectively wind-down cultivation and certain production activities at the Peace Naturals Campus in an organized fashion and acquire raw materials from other suppliers, including Cronos Growing Company Inc. (“Cronos GrowCo”), and the costs and timing associated therewith;
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
•expectations regarding revenues, expenses, gross margins and capital expenditures;
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
•the grant, renewal, withdrawal, suspension, delay and impact of any license or supplemental license to conduct activities with cannabis or any amendments thereof;
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
•expectations regarding the implementation and effectiveness of key personnel changes;
•expectations regarding acquisitions and dispositions and the anticipated benefits therefrom;
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
•our compliance with the terms of the settlement with the SEC (the “SEC Order”) and the settlement with the Ontario Securities Commission (the “OSC Settlement”), including complying with any recommendations made by the independent consultant appointed pursuant to the SEC Order (the “Consultant”); and
•the impact of the loss of our ability to rely on private offering exemptions under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and the loss of our status as a well-known seasoned issuer, each as a result the SEC Order.
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
The Forward-Looking Statements contained herein are based upon certain material assumptions that were applied in drawing a conclusion or making a forecast or projection, including: (i) our ability to realize the expected cost-savings, efficiencies and other benefits of our Realignment and employee turnover related thereto; (ii) our ability to efficiently and effectively wind-down our cultivation and certain production activities at the Peace Naturals Campus, receive the benefits of the change in the nature of our operations at our Peace Naturals Campus and acquire raw materials on a timely and cost-effective basis from third parties, including Cronos GrowCo; (iii) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our acquisitions and strategic investments; (iv) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (v) government regulation of our activities and products including, but not limited to, the areas of cannabis taxation and environmental protection; (vi) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (vii) consumer interest in our products; (viii) competition; (ix) anticipated and unanticipated costs; (x) our ability to generate cash flow from operations; (xi) our ability to conduct operations in a safe, efficient and effective manner; (xii) our ability to hire and retain qualified staff, and acquire equipment and services in a timely and cost-efficient manner; (xiii) our ability to exercise the PharmaCann Option and realize the anticipated benefits of the transaction with PharmaCann; (xiv) our ability to complete planned dispositions, and, if completed, obtain our anticipated sales price; (xv) our ability, and the abilities of our joint ventures and our suppliers and distributors, to effectively deal with the restrictions, limitations and health issues presented by the COVID-19 pandemic and the ability to continue our production, distribution and sale of our products and customer demand for and use of our products; (xvi) general economic, financial market, regulatory and political conditions in which we operate; (xvii) management’s perceptions of historical trends, current conditions and expected future developments; and (xviii) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.

By their nature, Forward-Looking Statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the Forward-Looking Statements in this Annual Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, that we may not be able to wind-down cultivation and certain production activities at the Peace Naturals Campus in a disciplined manner or achieve the anticipated benefits of the change in the nature of our operations or be able to access raw materials on a timely and cost-effective basis from third-parties, including Cronos GrowCo; the risk that the COVID-19 pandemic and the military conflict between Russia and Ukraine may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; the risk that cost savings and any other synergies from the Altria Investment may not be fully realized or may take longer to realize than expected; failure to execute key personnel changes; the risks that our Realignment, the change in the nature of our operations at the Peace Naturals Campus and our further leveraging of our strategic partnerships will not result in the expected cost-savings, efficiencies and other benefits or will result in greater than anticipated turnover in personnel; levels of revenues; the lack of consumer demand for our cannabis and U.S. hemp products; our inability to manage disruptions in credit markets or changes to our credit ratings; unanticipated future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; growth opportunities not turning out as expected; the lack of cash flow necessary to execute our business plan (either within the expected timeframe or at all); difficulty raising capital; the potential adverse effects of judicial, regulatory or other proceedings, or threatened litigation or proceedings, on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the unexpected effects of actions of third parties such as competitors, activist investors or federal (including U.S. federal), state, provincial, territorial or local regulatory authorities or self-regulatory organizations; adverse changes in regulatory requirements in relation to our business and products; legal or regulatory obstacles that could prevent us from being able to exercise the PharmaCann Option and thereby realizing the anticipated benefits of the transaction with PharmaCann; dilution of our fully diluted ownership of PharmaCann and the loss of our rights as a result of that dilution; a delay in our remediation of material weaknesses in our internal control over financial reporting and the improvement of our control environment and our systems, processes and procedures; and the factors discussed under Part I, Item 1A “Risk Factors” in this Annual Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on Forward-Looking Statements.
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

ITEM 1. BUSINESS
General
Cronos is incorporated under the laws of the Province of British Columbia with principal executive offices located at 111 Peter Street, Suite 300, Toronto, Ontario M5V 2H1. Our telephone number is +1-416-504-0004, our website is https://thecronosgroup.com/ and the investor relations section of our website is https://ir.thecronosgroup.com/. All references to our website are inactive references, are for informational purposes only and are not intended to incorporate any information from or referenced on our website into this Annual Report.
Our common shares are currently listed on the Toronto Stock Exchange (“TSX”) and on the NASDAQ Global Market (“Nasdaq”) under the trading symbol “CRON.”
Description of the Business
Overview
Cronos is an innovative global cannabinoid company committed to building disruptive intellectual property by advancing cannabis research, technology and product development. With a passion to responsibly elevate the consumer experience, Cronos is building an iconic brand portfolio. Cronos’ diverse international brand portfolio includes Spinach®, PEACE NATURALS® and Lord Jones®.
Strategy
Cronos seeks to create value for shareholders by focusing on four core strategic priorities:
•growing a portfolio of iconic brands that responsibly elevate the consumer experience;
•developing a diversified global sales and distribution network;
•establishing an efficient global supply chain; and
•creating and monetizing disruptive intellectual property.
Business Segments
Cronos reports through two segments: “United States” and “Rest of World.” These two segments represent the geographic regions in which the Company operates and the different product offerings within each geographic region.
United States
Our U.S. operational subsidiaries (collectively, “Redwood”) manufacture, market and distribute U.S. hemp-derived cannabinoid products through e-commerce, retail and hospitality partner channels in the United States under the Lord Jones® brand.
Strategic Investment in PharmaCann, Inc.
On June 14, 2021, Cronos USA Holdings Inc., a wholly owned subsidiary of the Company, purchased an option (the “PharmaCann Option”), with an exercise price of $0.0001 per share, to acquire an approximately 10.5% ownership stake in PharmaCann, Inc. (“PharmaCann”) on a fully diluted basis for total consideration of approximately $110.4 million. PharmaCann is a leading vertically integrated U.S. cannabis company that has a broad geographic footprint in the U.S. and has built an efficient, effective and scalable operating model. The PharmaCann Option exercise will be based upon various factors, including the status of U.S. federal cannabis legalization, as well as regulatory approvals, including in the states where PharmaCann operates that may be required upon exercise. Following the exercise of the PharmaCann Option, the Company and PharmaCann will enter into commercial agreements that would permit each party to offer its products through either party’s distribution channels.
On February 28, 2022, PharmaCann closed its merger transaction with LivWell Holdings, Inc. (“LivWell”) pursuant to which PharmaCann acquired LivWell (the “LivWell Transaction”). LivWell is a multi-state cannabis cultivation and retail leader based in Colorado. As a result of the LivWell Transaction, the Company’s ownership percentage in PharmaCann on a fully diluted basis decreased to approximately 6.4%. As of December 31, 2022, the Company’s ownership percentage in PharmaCann on a fully diluted basis was approximately 6.3%. Under the terms of the Company’s investment in PharmaCann, the Company’s rights to nominate an observer or a director to the PharmaCann board of directors could be lost if the Company’s ownership drops below 6% on a fully diluted basis and it sells or transfers all or any portion of the option (subject to certain exceptions). As a result, further dilution could adversely affect the Company’s rights under the PharmaCann Option.

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
Rest of World
The Rest of World operating segment is involved in the cultivation, manufacturing, and marketing of cannabis-derived products for medical and adult-use markets.
In Canada, Cronos operates through two wholly owned license holders under the Cannabis Act (Canada) (the “Cannabis Act”), Peace Naturals Project Inc. (“Peace Naturals”), which has production facilities near Stayner, Ontario (the “Peace Naturals Campus”) and Thanos Holdings Ltd., known as Cronos Fermentation (“Cronos Fermentation”), which has a production facility in Winnipeg, Manitoba. Cronos has established two strategic joint ventures in Canada and Israel and holds approximately 10% of the issued capital of Vitura Health Limited (“Vitura”), formerly known as Cronos Australia Limited, which is listed on the Australian Securities Exchange under the trading symbol “VIT.” Cronos seeks to export cannabis products to countries that permit the import of such products.
Peace Naturals Campus / Cronos GrowCo
The production facilities at the Peace Naturals Campus and the production facilities of Cronos GrowCo are licensed by Health Canada under the Cannabis Act to engage in the cultivation, processing, distribution and sale of dried cannabis flower, cannabis resin, cannabis seeds, cannabis plants, cannabis extracts, cannabis topicals and cannabis edibles, among other prescribed activities.
Cronos Fermentation
The production facility at Cronos Fermentation is licensed by Health Canada under the Cannabis Act to engage in the processing and distribution and sale of cannabis seeds and cannabis plants, among other prescribed activities, which includes the production of cultured cannabinoids. The facility also holds a license for Analytical Testing under the Cannabis Regulations.
Israel
In Israel, the Company operates under the IMC-GAP, IMC-GMP and IMC-GDP certifications required for the cultivation, production and marketing of dried flower, pre-rolls and oils in the Israeli medical market.
Operations Outside of Canada, Israel, and the U.S.
Cronos anticipates expanding in the geographic markets outside of Canada and the U.S. in which we currently participate and entering new geographic markets. By leveraging operational, manufacturing and regulatory expertise, quality standards and procedures and intellectual property, we believe that we are well-positioned to effectively access these markets. Subject to applicable regulatory approvals, strategic international business opportunities pursued by us could include:
•production, distribution, sales and marketing in jurisdictions that have passed legislation to legalize the production, distribution and possession of cannabis products at all relevant levels of government; and
•the export of cannabis products to markets that permit the import of such products.
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

Joint Ventures/Strategic Investments
We have established two strategic joint ventures in Canada and Israel. Additionally, we hold approximately 10% of the issued capital of Vitura, which we account for as equity securities with a readily determinable fair value, and approximately 13.7% of the issued capital of NatuEra S.à.r.l. (“Natuera”), which we account for as equity securities without a readily determinable fair value, as of December 31, 2022.
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
(ii)    A strategic joint venture with Kibbutz Gan Shmuel (“Gan Shmuel”), an Israeli agricultural collective settlement, for the production, manufacturing and global distribution of medical cannabis, consisting of a cultivation company (Cronos Israel G.S. Cultivation Ltd.), a manufacturing company (Cronos Israel G.S. Manufacturing Ltd.), a distribution company (Cronos Israel G.S. Store Ltd.) and a pharmacy company (Cronos Israel G.S. Pharmacy Ltd., collectively, “Cronos Israel”). We hold a 70% equity interest in the cultivation company and a 90% equity interest in each of the manufacturing, distribution and pharmacy companies.
(iii)    A strategic joint venture with a group of investors led by Bert Mucci (the “Greenhouse Partners”), a Canadian large-scale greenhouse operator. Each of Cronos and the Greenhouse Partners owns a 50% equity interest in Cronos GrowCo and has equal representation on its board of directors.
Brand Portfolio
We are committed to building a portfolio of iconic brands that responsibly elevate the consumer experience.
In the U.S., we market and distribute U.S. hemp-derived cannabinoid products through e-commerce, retail and hospitality channels under the Lord Jones® brand.
In Canada, we sell a variety of cannabis products through wholesale channels under both our adult-use brand, Spinach®, and under our wellness platform, PEACE NATURALS®. In addition, PEACE NATURALS® cannabis products are currently available in the Israeli medical market.

Brand Positioning	Mainstream adult-use	Wellness	Prestige adult consumer goods
Product Offering	Dried cannabis, pre-rolls, vaporizers, edibles	Dried cannabis, pre-rolls, cannabis tinctures	U.S. hemp-derived cannabinoid products
Geographic Availability	Canada	Canada and Israel	U.S.
Adult-Use Brand
Spinach® is the Company’s adult-use cannabis brand focused on friends, fun and legendary cannabis. The Spinach® brand portfolio includes cannabinoid products in a wide range of formats including dried flower, pre-rolls, vaporizers and edibles.
The Spinach® brand also has two sub-brands, SOURZ by Spinach® and SPINACH FEELZ™. SOURZ by Spinach® is a line of dual-colored, dual-flavored edibles in a variety of cannabinoid ratios in a distinctive “S” shared gummy, featuring proprietary flavor masking technology. SPINACH FEELZ™ prominently features rare cannabinoids in a range of product formats, designed to deliver unique and enhanced experiences made possible through proprietary blends of rare cannabinoids alongside common cannabinoids, like THC and CBD. Each product is formulated to help adult consumers, “Feelz. The Way You Want.”
Wellness Brand
PEACE NATURALS® is a global wellness platform committed to producing high-quality cannabis products. PEACE NATURALS® is focused on building and shaping the global cannabis wellness market and promoting a holistic approach to wellness. The Company currently distributes products under PEACE NATURALS® for the Canadian and non-U.S. medical cannabis markets.

U.S. Hemp-derived Cannabinoid Brands
The Company operates Lord Jones®, a prestige U.S. hemp-derived cannabinoid brand in the U.S., for the adult consumer goods market.
Happy Dance® and PEACE+® were brands focused on the production and distribution of U.S. hemp-derived cannabinoid products. The Company no longer produces or distributes products under the Happy Dance® and PEACE+® brands.
Cronos Marketing Code
In 2021, Cronos released its Marketing Code, which is designed to responsibly move the emerging cannabis industry forward. Cronos believes that those below the legal age of consumption should not be targeted in an adult-use cannabis market. Cronos recognizes there is a clear need for standards.
The principles in the Cronos Marketing Code apply to all marketing activities of all Cronos brands globally and are communicated to all business partners in any work they do on the Company’s behalf. The Marketing Code represents Cronos’ commitment to responsible marketing standards. The code standards are:
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
Global Sales and Distribution - Principal Markets
Cronos has developed a diversified global sales and distribution network. We have built a distribution footprint in Canada through the adult-use market, as well as a distribution footprint for U.S. hemp-derived cannabinoid products in the U.S. through e-commerce, retail and hospitality channels. We have also built a distribution channel for the Israeli medical market. Our PEACE NATURALS® medical cannabis products are sold in Canada through the Medical Cannabis by Shoppers Drug Mart platform.
United States Market and Distribution
Through Redwood, the Company manufactures, markets and distributes U.S. hemp-derived cannabinoid products through e-commerce, retail and hospitality partner channels in the U.S. under the Lord Jones® brand. Redwood’s products use high-quality cannabinoids from U.S. hemp extract that retains naturally occurring phytocannabinoids and terpenes found in the plant. We plan to use our resources to capitalize on market demand and to further create and scale U.S. hemp-derived cannabinoid products and brands. We do not engage in any commercial activities related to the cultivation, distribution or possession of U.S. Schedule I cannabis in the U.S.
Rest of World
Canadian Market and Distribution
•Medical Market. Our PEACE NATURALS® medical cannabis products are sold in Canada through the Medical Cannabis by Shoppers Drug Mart platform.
•Adult-Use. We currently sell dried flower, pre-rolls, vaporizers and edibles through our adult-use brand, Spinach®, to cannabis control authorities in all provinces of Canada and the Yukon territory, except Saskatchewan, where we sell to private-sector retailers, subject to the relevant province’s or territory’s product or other restrictions and requirements. As the Company’s supply chain grows, the Company continues to expand its portfolio of cannabis products for the existing markets in Canada.
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
•Europe. We have previously distributed PEACE NATURALS® branded cannabis products in Germany.
•Australia and Asia-Pacific. Vitura holds an import license from the Australian Office of Drug Control to import PEACE NATURALS® branded cannabis products for sale in the Australian medical market under the terms of the relevant permits, which Vitura applies for on a case-by-case basis. On November 29, 2022, the shareholders of Cronos Australia approved a proposal to change the name of the company to “Vitura Health Limited” (the “CAU Name Change”), which change became effective on February 6, 2023. On December 2, 2022, in connection with the CAU Name Change, Vitura and the Company mutually agreed to terminate the intellectual property license that granted Vitura the right to use certain intellectual property of the Company, including, but not limited to, the “Cronos” name and the PEACE NATURALS® brand. Vitura has 180 days following the date of termination to cease all usage of the Company’s intellectual property. Vitura did not import PEACE NATURALS® branded cannabis products from the Company during 2022.

We continue to seek new international distribution channels in jurisdictions that have legalized the production, distribution and possession of cannabis products at all relevant levels of government.
Global Supply Chain
Cronos is focused on establishing an efficient global supply chain by seeking to develop industry-leading methodologies and best practices at Cronos Fermentation and the Peace Naturals Campus and leveraging this expertise to create beneficial production partnerships. We plan to continue to develop a global supply chain, which will employ a combination of wholly owned production facilities, third party suppliers and global production partnerships, all of which will support the manufacturing of cannabinoid-based consumer goods.
United States
In the ordinary course of our business, we enter into contract manufacturing agreements with suppliers of our products. We may supply these third-party manufacturers with U.S. hemp-derived cannabinoids or infused bulk product, and other inputs such as packaging that we source from other third-party suppliers. The contract manufacturers supply any other necessary ingredients to manufacture products using our formulas and fill and package our finished products. Our contract manufacturing and supply agreements generally do not require us to purchase minimum quantities of materials or products.
In producing our supplement products, we source our ingredients from our suppliers on an ongoing as-needed basis. We have not entered into any contracts that obligate us to purchase a minimum quantity or exclusively from any supplier. Our supplements are manufactured according to Good Manufacturing Practices (“GMP”), which we employ at our facility in Los Angeles, California.
Rest of World
Canadian Supply Chain
•Facilities at Cronos Fermentation and Peace Naturals Campus. Cronos Fermentation and the Peace Naturals Campus are licensed for cannabis production and the manufacturing of certain cannabis products. Cronos Fermentation engages in R&D to produce high-quality cultured cannabinoids at commercial scale. In addition to manufacturing cultured cannabinoids, scientists at the facility create cannabinoid product formulations, and engage in product development. The Peace Naturals Campus is engaged in processing, finishing, packaging and shipping activities, as well as R&D activities, including cannabinoid product formulation, product development, tissue culture and micro propagation. The GMP certificate issued under relevant European Economic Area GMP directives by the national competent authority of Germany was retracted in 2022 due to the announcement of the closure of the Peace Naturals Campus.
•Cronos GrowCo. The Cronos GrowCo production facility is licensed for cannabis production and the manufacturing of certain cannabis products. Under its current licenses, Cronos GrowCo is permitted to sell certain cannabis products to other license holders in the wholesale channel, as well as to provincial cannabis control authorities. Cronos GrowCo holds Global GAP and ICANN GAP certifications (equivalent to IMC-GAP) for the export of dried cannabis to Israel.
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
Supply Chain Outside of Canada
•Cronos Israel. Cronos Israel holds the IMC-GAP, IMC-GMP and IMC-GDP certifications required for the cultivation, production, distribution, and marketing of dried flower, pre-rolls and oils in Israel. Cronos Israel distributes PEACE NATURALS® branded cannabis products to the Israeli medical market. See “- Licenses and Regulatory Framework in Israel.”
Major Customers
Major customers are customers for which sales equaled or exceeded 10% of our consolidated net revenues for the year. We had three major customers, Ontario Cannabis Retail Corporation, Alberta Gaming, Liquor and Cannabis Commission, and Société Québécoise du Cannabis (the “SQDC”), which accounted for approximately 28%, 17% and 10%, respectively, of our consolidated net revenues, before excises taxes, for the year ended December 31, 2022. We mitigate credit risk through verification of the customers’ liquidity prior to the authorization of material transactions.

Government Contracts
In Canada, we sell cannabis products to cannabis control authorities in all provinces of Canada and the Yukon territory, except for Saskatchewan (where we sell to private-sector retailers), where each such cannabis control authority is the sole wholesale distributor and in certain provinces, the sole retailer, of cannabis products. We sell these products to the various cannabis control authorities under supply agreements that are subject to terms that allow for renegotiation of sale prices and termination at the election of the applicable cannabis control authority. In particular, the cannabis control authorities have in the past and may in the future choose to stop purchasing our products, may change the prices at which they purchase our products, may return our products to us and, in certain circumstances, may cancel purchase orders at any time including after products have been shipped. For the year ended December 31, 2022, we had approximately $77.6 million in sales to cannabis control authorities in Canada.
Research and Development Activities and Intellectual Property
Ginkgo
The collaboration and license agreement between Ginkgo and the Company (the “Ginkgo Collaboration Agreement”) has enabled us to produce certain cultured cannabinoids at commercial scale at a fraction of the cost compared to traditional cultivation practices. The Ginkgo Collaboration Agreement was amended in June 2021 to enable accelerated commercialization of such cultured cannabinoids, ultimately resulting in the Company’s launching of its first cultured cannabinoid product containing cannabigerol (“CBG”) in the second half of 2021. These cultured cannabinoid molecules are identical to those produced by plants grown using traditional cultivation but are created by leveraging the power of biological manufacturing via fermentation. These cultured cannabinoids include rare cannabinoids that are difficult to produce at high purity and scale through traditional cultivation.
Cronos is able to produce large volumes of these cultured cannabinoids from custom yeast strains, as they are successfully created through the Ginkgo Strategic Partnership, by leveraging existing fermentation infrastructure at Cronos Fermentation in Winnipeg, Manitoba without incurring significant capital expenditures to build new cultivation and extraction facilities.
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
Ginkgo has filed certain patent applications pertaining to biosynthesis of cannabinoids to protect the intellectual property developed as part of the research progressing under the Ginkgo Strategic Partnership. Under the partnership, Cronos is the exclusive licensee of the intellectual property covered by the patent applications for the target cannabinoids.
Cronos Fermentation
Cronos Fermentation is a GMP-standard fermentation and manufacturing facility in Winnipeg, Manitoba. The state-of-the-art facility includes fully equipped laboratories covering microbiology, organic and analytical chemistry, quality control and method development as well as two large-scale microbial fermentation production areas, chemical manufacturing production areas, three downstream processing plants, and bulk product and packaging capabilities. The facility provides the fermentation and manufacturing capabilities we need in order to capitalize on the progress underway with Ginkgo, by enabling us to produce the target cannabinoids contemplated under the Ginkgo Collaboration Agreement at commercial scale with high quality and high purity.
The Company is prioritizing rare cannabinoids, such as CBG, CBC and THCV, over common cannabinoids, such as THC and CBD, and has been sequencing commercial production and subsequent product launches based upon this approach. The Company achieved its first two equity milestones in 2021, and an additional three equity milestones in 2022. The achievement of equity milestones for the remaining target cannabinoids generally will occur sequentially based on Ginkgo’s ability to produce such target cannabinoids as contemplated under the Ginkgo Collaboration Agreement.
Competitive Conditions
Competitive Conditions in the United States
We face competition in all aspects of our business in the U.S. hemp market. In addition to numerous small companies and brands, we compete with larger, national companies that may have larger distribution capabilities with more developed and efficient supply chain operations. The principal factors on which we compete with other U.S. hemp brands are product quality, innovation, intellectual property, brand recognition and price. In the second quarter of 2022, the Company began a phased exit of the wholesale beauty category in the U.S. business to focus the portfolio on adult-use product formats within the direct-to-consumer channel. We believe the Company’s strong capitalization resulting from the Altria Investment, along with the Lord Jones® brand recognition and differentiation in the U.S. hemp retail channel, will enable us to provide better quality consumer products, grow our U.S. hemp business and strengthen our market position in the U.S. However, rapidly evolving and developing federal and state regulatory frameworks affect all areas of our business and could result in our inability to compete successfully against our current and future competitors. See “U.S. Hemp Regulatory Framework” for further information on regulatory framework on U.S. hemp.

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
Competitive Conditions in Europe and Israel
We face competition when entering new markets. The principal factors on which we compete are product quality, innovation, intellectual property, brand recognition, price and physician familiarity. We believe we are positioned to enter certain markets in Europe in a meaningful way while continuing to operate and penetrate the markets we currently serve, such as in Israel, due to our strong capitalization resulting from the Altria Investment, extensive experience and expertise in the highly regulated cannabis industry in Canada, which can be leveraged when entering new markets or growing existing operations, and strong partnerships with local distributors. We believe these factors will enable us to develop greater market penetration, provide a greater variety of quality consumer products and enter into new markets and strengthen our existing market position in Europe and Israel. However, a patchwork of regulatory frameworks and federal regulations in these various regions also affects our ability to compete in emerging markets as evolving regulations and federal frameworks have the potential to affect all areas of our business.
Altria Strategic Investment
Altria Investment and Investor Rights Agreement
As of December 31, 2022, Altria beneficially owned 41% of our common shares and had the right to acquire additional common shares under its pre-emptive and top-up rights as discussed under “Pre-Emptive Rights and Top-Up Rights” below.
Warrant
Prior to December 16, 2022, Altria had the right to acquire up to an additional 84,243,223 of our common shares at a per share exercise price of C$19.00 (the “Warrant”). On December 16, 2022, Altria notified the Company that its wholly owned subsidiary, Altria Summit LLC, irrevocably relinquished the Warrant and all rights that it may have held in the Warrant or any common shares underlying the Warrant for no consideration. The voluntary irrevocable relinquishment of the Warrant does not affect any rights of Altria under the Investor Rights Agreement between the Company and Altria, dated March 8, 2019 (the “Investor Rights Agreement”), and Altria continues to beneficially own 156,573,537 of our common shares.
Investor Rights Agreement
In connection with the Altria Investment, we entered into the Investor Rights Agreement with Altria pursuant to which Altria received certain governance rights that are summarized below.
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
Exclusivity Covenant
Pursuant to the terms of the Investor Rights Agreement, until the earlier of:
•the six-month anniversary of the date on which the Altria Group beneficially owns less than 10% of our issued and outstanding common shares; and
•the six-month anniversary of the termination of the Investor Rights Agreement,
Altria has agreed to make us its exclusive partner for pursuing cannabis opportunities throughout the world (subject to certain limited exceptions).
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
Standstill Covenant
The Altria Group is permitted to acquire our common shares in the open market upon the falling away of the standstill covenant under the Investor Rights Agreement. The Investor Rights Agreement specifies that the standstill covenant falls away on the expiry or termination of the Warrant.
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

Human Capital Resources
Cronos is an innovative global cannabinoid company committed to building disruptive intellectual property by advancing cannabis research, technology and product development. With a passion to responsibly elevate the consumer experience, Cronos is building an iconic brand portfolio. Our employees are critical to achieving this mission. In order to compete and succeed in our highly competitive and rapidly evolving industry, it is crucial that we continue to attract, develop, motivate and retain skilled, talented and passionate employees. The Company’s people strategy seeks to build a winning team and to foster a community where everyone feels included and empowered to do to their best work.
As of December 31, 2022, we had 447 full-time employees. Of our full-time employees, 269 were in Canada, 69 were in the U.S., and 109 were in Israel. None of our employees are represented by a labor union or covered by a collective bargaining agreement.
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
Safety, Health and Well-being. The safety, health and well-being of our employees are paramount to the Company. We provide our employees and their families with access to a variety of health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status. In response to COVID-19, we implemented extensive safety measures throughout the Company to protect our employees from COVID-19, including complying with social distancing and other health and safety standards as required by federal, provincial, state, local and municipal government agencies, taking into consideration guidelines of applicable public health authorities. These measures have included increased frequency of cleaning and sanitizing throughout the workplace, providing hand sanitizer and/or hand washing stations located throughout the workplace, mandatory mask wearing in all office and production areas, social distancing protocols at our production facilities, and travel restrictions.
Currently, we continue to follow safety standards as recommended by applicable public health authorities, which may include isolation after symptoms and optional mask wearing.
Employee Engagement, Development and Training. We are committed to developing our talent and building an agile and resilient organization with a workforce with the skillset to effectively adapt to changing business needs in order to best position the Company for success. We seek to foster a culture of employee learning, innovation and a drive to succeed through a talent development strategy that adapts to changing business needs. Management is an active enabler of our people strategy as we seek to recruit, retain and engage top talent that will maximize our business performance. Employees are enabled to succeed through our communicated behaviors, development training opportunities, our performance management program and pay for performance philosophy, and using their voice in our employee engagement survey.
Diversity, Equity and Inclusion and Ethical Business Practices. We believe that a diverse, equitable and inclusive work environment mitigates the risk of groupthink, ensures that the Company has the opportunity to benefit from all available talent and enhances, among other things, our organizational strength, problem-solving ability and opportunity for innovation. We continue to focus on understanding our diversity and inclusion strengths and opportunities and executing on a strategy to support further progress. We are committed to hiring, developing, and promoting employees with diverse backgrounds. We are actively reviewing diversity across our Company to drive greater progress. We welcome, embrace, and celebrate all our employees. We seek to ensure this inclusivity is achieved through regular training and support for our employees. We maintain a whistleblower policy and anonymous hotline for the confidential reporting of any suspected policy violations and provide training and education to our global workforce with respect to our Code of Business Conduct and Ethics and related policies.
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

The 2018 Farm Bill tasked the USDA with promulgating regulations in relation to the cultivation and production of U.S. hemp. The 2018 Farm Bill also directed the USDA to promulgate federal regulations that would apply to the production of U.S. hemp in every state that does not put forth a state U.S. hemp plan for approval by the USDA.
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
To date, the FDA has not issued regulations that elaborate on the exclusionary clauses and the FDA has not taken any enforcement action in the courts asserting a violation of the exclusionary clauses. To date, the FDA has issued a number of warning letters to companies unlawfully marketing CBD products. In many of these cases, the manufacturers made unsubstantiated claims about the product being able to treat medical conditions (e.g., cancer, Alzheimer’s disease, opioid withdrawal, anxiety and COVID-19) and had not obtained drug approvals. Others were issued to companies marketing CBD products as dietary supplements despite those products which contain CBD not meeting the definition of a dietary supplement, adding CBD to human and animal foods and marketing CBD products for infants and children and other vulnerable populations, selling CBD products that people may confuse for traditional foods or beverages and that may result in unintentional consumption or overconsumption of CBD, and selling unapproved animal drugs containing CBD that are intended for use in food-producing animals. Some of these letters were co-signed with the FTC and cited the companies for making claims about the efficacy of CBD and other ingredients which were not substantiated by competent and reliable scientific evidence. In December 2020, the FTC announced it had entered into settlement agreements with six companies marketing CBD products including oils, gummies, creams, and others with deceptive health claims about serious health conditions. The settlements included monetary penalties ranging from $20,000 to $85,000. The FTC announced another such enforcement action and settlement in May 2021, ordering consumer redress of over $30,000. The FDA has also issued warning letters to dietary supplement manufacturers objecting to CBD supplements on the basis that CBD was not a permissible dietary supplement ingredient.
The FDA periodically updates its “Consumer Update” on CBD. Through these Consumer Updates, the FDA has noted that it has approved only one CBD product, a prescription drug product to treat three rare, severe forms of epilepsy. The FDA has also stated that it is illegal to market CBD by adding it to a food or labeling it as a dietary supplement, that the FDA has seen only limited data about CBD safety and these data point to real risks that need to be considered before taking CBD for any reason and that some CBD products are being marketed with unproven medical claims and are of unknown quality.
The FDA has stated that it recognizes the potential opportunities and significant interest in drug and other consumer products containing CBD, is committed to evaluating the agency’s regulatory policies related to CBD and has established a dedicated internal working group, the Cannabis Product Committee, to explore potential pathways for various types of CBD products to be lawfully marketed. The FDA held a public hearing in May 2019 to obtain scientific data and information about the safety, manufacturing, product quality, marketing, labeling and sale of products containing cannabis or cannabis-derived compounds. The rules and regulations and enforcement in this area continue to evolve and develop. In July 2020, the FDA sent to the White House Office of Management and Budget (the “OMB”) for review a draft guidance, “Cannabidiol Enforcement Policy,” the details of which were not made public. This guidance remained under review at the OMB until January 2021, when it was withdrawn by the FDA as a part of the regulatory moratorium Executive Order issued by President Biden. On January 26, 2023, the FDA stated its views publicly that a new regulatory pathway for CBD is needed and it is prepared to work with Congress to create such a pathway. The timeline for further CBD policy development remains uncertain while the administration and the FDA face competing regulatory priorities.
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
U.S. Cosmetics Regulation
On December 29, 2022, President Biden signed into law the Modernization of Cosmetics Regulation Act of 2022, which significantly expands the FDA’s enforcement authorities over cosmetics products and imposes new obligations on the cosmetics industry, including requirements relating to GMP, labeling, safety substantiation, facility registration and product listing with the FDA, adverse event reporting, recordkeeping, among others. Under the new legislation, the FDA is required over the next several years to issue additional regulations and reports to clarify requirements. Most enforcement of requirements under the new legislation will not go into effect until a year or later from the date of enactment; however, we expect that regulation of our cosmetic products in the U.S. will become increasingly complex, and compliance with regulatory requirements may take significant additional resources.
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
On October 17, 2019, the Regulations Amending the Cannabis Regulations (New Classes of Cannabis) (the “Further Regulations”) came into effect. The Further Regulations amend the Cannabis Act and Cannabis Regulations to, among other things, permit the production and sale of cannabis extracts (including concentrates), cannabis topicals and cannabis edibles, in addition to dried cannabis, cannabis oil, fresh cannabis, cannabis plants and cannabis seeds for parties holding the appropriate licenses. The Cannabis Regulations set out certain requirements for the sale of cannabis products, including limiting the THC content and serving size of certain product forms.

Health Canada allows license holders to export cannabis products with appropriate export permits. Export permits issued by Health Canada are specific to each shipment and may only be obtained for medical or scientific purposes. To apply for a permit to export cannabis, a license holder must submit significant information to Health Canada including information about the substance to be exported (including description, intended use, quantity) and the importer. As part of the application, applicants are also generally required to provide a copy of the import permit issued by a competent authority in the jurisdiction of final destination and to make a declaration to Health Canada that the shipment does not contravene the laws of the jurisdiction of the final destination or any country of transit or transshipment.
The Cannabis Act requires the federal government to conduct a review of the Cannabis Act after three years, which commenced in September 2022. The scope of this statutory review includes, among other things, consideration of (i) the administration and operation of the Cannabis Act, (ii) the impact of the Cannabis Act on public health, (iii) the health and consumption habits of young persons, (iv) the impact of cannabis on indigenous persons and communities and (v) the impact of the cultivation of cannabis plants in a dwelling-house. The report resulting from the statutory review may recommend and/or lead to the amendment, removal or addition of provisions in or to the Cannabis Act which could adversely affect our business.
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
In June 2021, Health Canada opened a consultation into the use of flavors in inhaled cannabis extracts as it claims that the availability of flavors is one of the factors that contributes to the increase in cannabis vaping in youth and young adults. As part of this consultation, Health Canada released proposed regulations that contemplate restricting the production, sale, promotion, packaging and labelling of inhaled cannabis extracts from having a flavor, other than the flavor of cannabis. The proposed amendments would apply equally to inhaled cannabis extracts sold for medical and non-medical purposes. The proposed amendments were pre-published in June 2021 and the consultation period closed in September 2021. No expected in-force date has been publicly announced.
Provincial and Territorial Developments
While the Cannabis Act provides for the regulation by the Canadian federal government of, among other things, the commercial production of cannabis and the sale of medical cannabis, the various provinces and territories of Canada regulate certain aspects of adult-use cannabis, including but not limited to distribution, sale, minimum age requirements and places where cannabis can be consumed.
The governments of each Canadian province and territory have implemented regulatory regimes for the distribution and sale of cannabis for adult-use purposes which continue to evolve over time. Most provinces and territories have announced a minimum age for possession and consumption of 19 years old, except for Québec and Alberta, where the minimum age is 21 and 18, respectively. In addition, provinces and territories may impose additional licensing requirements and restrictions on sales, distribution and promotion which are more stringent than those at the federal level. For example, the SQDC, the exclusive distributor of cannabis in the province and the sole retail and online vendor in Québec, does not permit cannabis vaporizers or other high THC non-edible cannabis products to be sold through its channels. The SQDC has also placed significant restrictions on the types of edibles that may be sold through its channels, prohibiting edibles that are sweet, confectionary, dessert, chocolate or any other product attractive to persons under 21 years of age. Similarly, the Prince Edward Island Cannabis Management Corporation does not allow cannabis vaporizers to be sold through its channels.
Licenses and Regulatory Framework in Israel
In Israel, cannabis is subject to the Israeli Dangerous Drugs Ordinance [New Version], 5733 – 1973, and its sale and use are prohibited unless applicable licenses have been obtained. Licenses to cultivate, produce, possess and use cannabis for medical or research purposes in Israel are granted by the Israel Medical Cannabis Agency within the Israeli Ministry of Health (the “Yakar” and the “Israeli MOH”, respectively). Patients also must obtain licenses either directly from physicians who have been authorized to grant patient licenses or from the Yakar following a request from the patient’s physician in order to purchase and consume medical cannabis.

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
In December 2021, the Director General of the Israeli MOH announced the appointment of a committee (the “CBD Committee”) intended to examine the possibility of excluding CBD from being considered a “dangerous drug” under the Israeli Dangerous Drugs Ordinance (the “Ordinance”). In February 2022, the CBD Committee published its recommendations. The CBD Committee concluded that it would be advisable to exclude CBD from the Ordinance and to allow CBD use, other than in food and cosmetics products, provided that the aggregate concentration of THC does not exceed 0.2%. The CBD Committee further recommended that during the next two years, CBD components not be approved as a component in food, food supplements, and cosmetics and that this issue be re-examined by a committee designated by the Israeli MOH. In March 2022, the Israeli MOH adopted the conclusions of the CBD Committee and published a draft order for public comments which excludes CBD from the Ordinance while setting the threshold of aggregate concentration of THC (or any structural derivative of THC) in any product, to 0.3%. Cosmetics and food products be handled by specific regulations in such fields. As of January 2023, no final order was issued, and CBD has yet to be excluded from the Ordinance.
On January 31, 2022, the Economic Affairs Committee of the Israeli Parliament held a discussion regarding the adverse effect on the local cannabis industry of significant import of medical cannabis. The discussion was concluded with a request to the Israeli MOH to study the matter and consider banning medical cannabis import until a balance is reached in the market between the import and export of medical cannabis. The Israeli MOH has not yet publicly issued a study on the matter.
In July 2022, a committee appointed by the Director General of the Israeli MOH concluded that it would be advisable to reform the medical cannabis regulatory framework by transitioning from the grant of personal patient licenses to the issuance of prescriptions available through public healthcare services. In August 2022, the new regulations adopting this reform (the “Reform Regulations”) were presented for public comments. The Reform Regulations propose to amend the Ordinance to allow medical cannabis to be prescribed by trained and certified physicians and to be held and distributed by pharmacies. The Reform Regulations will enter into effect 180 days following the adoption by the Israeli Parliament of the HMOs collection plan. As of January 2023, the Reform Regulations have not yet been adopted and are not yet in effect.
In June 2022, 11 cannabis manufacturers (including Cronos Israel G.S Manufacturing Ltd.) (the “Petitioners”) filed an administrative petition to the District Court in Jerusalem regarding the Yakar’s decision to issue a constructive license (i.e., a license for dealing with medical cannabis, without a direct contact with the drug, such as brokering medical cannabis transactions) (the “Constructive License”). The Petitioners claim that the procedure and requirements for other licenses (e.g., for cultivation or production), granted by the Yakar, are unreasonably more stringent than those of the Constructive License. On January 5, 2023, the District Court in Jerusalem ordered the Israeli MOH to stop the issuance of Constructive Licenses, for 60 days, and to formulate a clear policy regarding the issuance of such Constructive Licenses. On February 12, 2023, the director general of the Yakar published a decision regarding the Constructive Licenses, in response to the District Court’s order. The decision clarifies the Yakar’s authority to grant Constructive Licenses for the import/export of medical cannabis.
Cronos Israel Licenses
Cronos Israel maintains the following certificates and corresponding permits: (1) full Good Agricultural Practices (“GAP”) certification, including a permit to propagate and cultivate at the full capacity of the greenhouse; and (2) GMP and Good Distribution Practices (“GDP”) certificates and permits to produce and distribute dried flower, cannabis oils and pre-rolls.
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

Copies of this Annual Report may be obtained on request without charge from our Corporate Secretary, corporate.secretary@thecronosgroup.com, telephone: +1-416-504-0004. We also provide access without charge to all of our SEC filings, including copies of this Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as Section 16 reports on Forms 3, 4 or 5, as soon as reasonably practicable after filing or furnishing, on our website located at https://thecronosgroup.com. In addition, our website includes, among other things, our Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is also available in print to any shareholder upon request without charge from our Corporate Secretary, corporate.secretary@thecronosgroup.com, telephone: +1-416-504-0004. Within the time period required by the SEC, we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer.
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
Risk Factor Summary
•Certain of our subsidiaries and joint ventures have limited operating histories and our growth strategy may not be successful.
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
•Intellectual property is key to our growth strategy, and we may be unable to obtain or enforce our intellectual property rights.
•Our entry into new markets is subject to risks normally associated with the conduct of business in foreign countries.
•We are subject to extensive regulation and licensing and may not successfully comply with all applicable laws and regulations.
•Our businesses face highly competitive conditions.
•Altria has significant influence over us.
•The price of our common shares has been and may continue to be highly volatile.
•We have had two restatements and seven material weaknesses in our internal control over financial reporting over the last four years, and one material weakness remains unremediated at December 31, 2022.
•We are subject to other risks generally applicable to our industry and the conduct of our businesses.
Risks Relating to Our Growth Strategy.
Certain of our subsidiaries have limited operating histories and therefore we are subject to many of the risks common to early-stage enterprises.
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
We have incurred significant losses in recent periods. We had negative operating cash flow for the last five fiscal years. We may not be able to achieve or maintain profitability and may continue to incur significant losses in the future even in light of our Realignment and the change in the nature of operations at the Peace Naturals Campus and the exit of the wholesale beauty category in the U.S. In addition, we expect to continue to incur significant operating expenses as we implement initiatives to continue to grow our business. If our revenues do not increase to offset these expected costs and operating expenses, we will not be profitable. If our revenue declines or fails to grow at a rate faster than our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We may not achieve profitability in the future and, even if we do become profitable, we might not be able to sustain that profitability.
We may not be able to successfully manage our growth.
We are currently in an early development stage and may be subject to growth-related risks, including capacity constraints and pressure on our internal systems and controls, which may place significant strain on our operational and managerial resources. While our revenue has generally grown in recent years, our ability to manage and sustain revenue growth will depend on a number of factors, many of which are beyond our control, including, but not limited to, changes in laws and regulations respecting the production of U.S. hemp and cannabis products, competition from other license holders, the size of the illegal market and the adult-use market in Canada, and our ability to produce sufficient volumes of our products to meet customer demand. Our ability to manage growth effectively will require us to continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. There can be no assurances that we will be able to manage growth successfully. Any inability to manage growth successfully could have a material adverse effect on our business, financial condition and results of operations.
Our use of joint ventures may expose us to risks associated with jointly owned investments.
We currently operate parts of our business through joint ventures with other companies, and we may enter into additional joint ventures and strategic alliances in the future. Joint venture investments may involve risks not otherwise present for investments made solely by us, including: (i) we may not control the joint ventures, either by virtue of our economic or legal ownership share, or our ability to influence day-to-day operational decision-making; (ii) our joint venture partners may not agree to distributions that we believe are appropriate; (iii) where we do not have substantial decision-making authority, we may experience impasses or disputes with our joint venture partners on certain decisions, which could require us to expend additional resources to resolve such impasses or disputes, including litigation or arbitration; (iv) our joint venture partners may become insolvent or bankrupt, fail to fund their share of required capital contributions or fail to fulfill their obligations as a joint venture partner; (v) the arrangements governing our joint ventures may contain certain conditions or milestone events that may never be satisfied or achieved; (vi) our joint venture partners may have business or economic interests that are inconsistent with ours and may take actions contrary to our interests; (vii) we may suffer losses as a result of actions taken by our joint venture partners with respect to our joint venture investments; (viii) it may be difficult for us to exit a joint venture if an impasse arises or if we desire to sell our interest for any reason; (ix) our joint venture partners may exercise termination rights under the relevant agreements and (x) conflicts of interest may arise between our joint ventures and Company personnel who are directors of our joint ventures because of the fact that such directors are employed by us. In addition, we may, in certain circumstances, be liable for the actions of our joint ventures or joint venture partners. Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations, and the magnitude of these material adverse effects could be greater to the extent we decide to rely on such joint ventures for certain goods or services, such as the receipt of raw materials from Cronos GrowCo, or decide to outsource certain operating activities to such joint ventures.
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
In connection with the Realignment, we have begun to further leverage our strategic joint venture with Cronos GrowCo. Our current efforts to wind-down the cultivation and certain production activities at the Peace Naturals Campus have increased the importance of Cronos GrowCo to our business and operations. Once the cultivation and certain production activities at the Peace Naturals Campus have ceased, Cronos GrowCo’s production facilities will be our principal source of raw materials. Therefore, our performance in Israel is reliant on our ability to acquire such raw materials on a timely and cost-effective basis from Cronos GrowCo and to continue to import such raw materials and cannabis products to Israel from Cronos GrowCo’s production facilities. There is no guarantee that we will be able to successfully execute our strategy to expand production at Cronos GrowCo or that we will be able to obtain the regulatory approvals, licenses and permits required for both the export of cannabis from Canada and the import of cannabis into Israel.

Our acquisition strategy may not be successful, and we have in the past, and may in the future, need to write down the goodwill and indefinite-lived intangible assets recognized upon the acquisitions.
In the second quarter of 2021, we wrote off all of the goodwill and substantially all of the indefinite-lived intangible assets recognized upon the acquisition of Redwood. Acquisitions of companies, or equity interests of companies operating in new markets, such as the U.S. hemp market in the U.S., are risky and speculative and may not produce the anticipated revenues and profits.
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
We have had two restatements and seven material weaknesses in our internal control over financial reporting over the last four years, and one material weakness remains unremediated at December 31, 2022. We had a material weakness in our control environment, and in 2021 and 2022, we experienced significant turnover, both voluntary and involuntary, in our accounting and financial reporting functions. If we are unable to remediate our existing material weakness and create an appropriate control environment, our business, results of operations, financial condition, cash flows and reputation will be adversely affected.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and for evaluating and reporting on the effectiveness of our system of internal control. Effective internal control is necessary for us to provide timely, reliable and accurate financial reports, identify and proactively correct any deficiencies, material weaknesses or fraud and meet our reporting obligations. We had two restatements and seven material weaknesses in the last four years, have one material weakness existing as of December 31, 2022, and have had significant turnover, both voluntary and involuntary, in our accounting and financial reporting functions. Moreover, we had a material weakness in our control environment. Remediation efforts have placed, and will continue to place, a significant burden on management and add increased pressure on our financial reporting resources and processes. The accuracy of our financial reporting and our ability to timely file with the SEC and the applicable securities regulatory authorities in Canada have in the past been, and may in the future be, adversely impacted if we are unable to successfully remediate material weaknesses in a timely manner, or if any additional material weaknesses in our internal control over financial reporting are identified. In addition, if our remedial efforts are insufficient, or if additional material weaknesses or significant deficiencies in our internal control occur in the future, we could be required to restate our financial statements again, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weaknesses or deficiencies, subject us to regulatory investigations and penalties, harm our reputation, cause a decline in investor confidence or otherwise cause a decline in our stock price.
We are subject to civil litigation relating to the restatements and we cannot predict the outcome of this litigation, but we have incurred and expect to continue to incur significant costs and expenses in defending against this civil litigation. For more information on this civil litigation and proceedings, see Part 1, Item 3, Legal Proceedings, of this Annual Report.

We are subject to disabilities as a result of our settlement with the SEC that may expose us to increased future litigation and adversely affect our ability to raise capital.
As of the date of our settlement with the SEC (the “SEC Order”), October 24, 2022, and for a period of three years thereafter, we are unable to rely on the safe harbor provisions regarding forward-looking statements provided by the Securities Act and the Exchange Act. Our inability to rely on these safe harbor provisions may expose us to increased future litigation in connection with forward-looking statements in our public disclosures.
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

In the case of the Ginkgo Strategic Partnership, we have and will continue to obtain, pursuant to the Ginkgo Collaboration Agreement, the exclusive right to use and commercialize the key patented intellectual property related to the production of the target cannabinoids globally (referred to herein as the “Ginkgo exclusive licenses”). There can be no assurance that Ginkgo will be able to develop microorganisms that we will be able to commercialize or to obtain patents relating to production of the target cannabinoids, or that third parties will not develop similar microorganisms or obtain patents that may restrict our ability to commercialize the microorganisms developed by Ginkgo, and, as a result, there can be no assurance that we will be able to realize the expected benefits of the Ginkgo Strategic Partnership. Additionally, we have determined, and may determine in the future, that the production of certain cannabinoids is not economically feasible and in our best interests and we have abandoned, and may abandon in the future, the production efforts of Ginkgo with respect to certain target cannabinoids. Even if we are able to commercialize cultured cannabinoids, we may not be able to generate satisfactory returns on them or on the products that incorporate them, and there may not be demand for such cultured cannabinoid products.
In addition, pursuant to the Ginkgo Collaboration Agreement, if we undergo a change of control that is approved by the Board, Ginkgo may elect to receive cash payments, which, given the number of Equity Milestone Events (as defined in the Ginkgo Collaboration Agreement) that have occurred to date, could total up to $17 million, in lieu of the common shares that would otherwise become issuable in connection with any Equity Milestone Events achieved following such election (the “Milestone Cash Election”). If we undergo a change in control that has not been approved by the Board, then Ginkgo will have the ability to terminate the Ginkgo Collaboration Agreement immediately, in which case, among other things: (i) all rights or licenses granted to us by Ginkgo under the Ginkgo Collaboration Agreement will terminate; (ii) certain expenses and costs incurred by Ginkgo will be accelerated and become due and payable by us; (iii) the then-outstanding and unpaid portion of all cash payments from us to Ginkgo for the achievement of R&D milestones by Ginkgo shall be due immediately as if all R&D milestones had been achieved; and (iv) a lump sum cash payment equal to the aggregate of all Milestone Cash Election amounts in respect of which the relevant Equity Milestone Events have not yet been achieved will be immediately due and payable by us. In addition, should Ginkgo terminate the Ginkgo Collaboration Agreement upon a change of control, we will no longer be able to use or commercialize the key patented intellectual property related to the production of the target cannabinoids, which could have a material adverse effect on our business, financial condition and results of operations. See “Description of Business - Research and Development Activities and Intellectual Property.”
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
We may not be successful in executing our strategy to expand production capacity at certain of our facilities and joint ventures and wind-down of cultivation and certain production activities at the Peace Naturals Campus. Continuing and expanding operations at our facilities and joint ventures will be subject to obtaining and maintaining the appropriate licenses from the relevant regulatory agencies in those jurisdictions. In particular, continuing and expanding operations at Cronos GrowCo’s production facilities will be subject to obtaining and maintaining the appropriate licenses from Health Canada. Construction delays or cost over-runs in respect of such operations, howsoever caused, could have a material adverse effect on our business, financial condition and results of operations. Moreover, with the change in the nature of operations at the Peace Naturals Campus, the continued operations of the Cronos GrowCo production facilities will be more important to us. Once cultivation and certain production activities at the Peace Naturals Campus have ceased, these production facilities will be our principal source of raw materials.
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
There can be no assurance that the Realignment and the change in the nature of operations at the Peace Naturals Campus will have a beneficial impact on our business, financial condition and results of operations. The timing, costs and benefits of the Realignment and the change in the nature of operations at the Peace Naturals Campus cannot be guaranteed.
In the first quarter of 2022, we announced our Realignment to centralize functions under common leadership to increase efficient distribution of resources, improve strategic alignment and eliminate duplication of roles and costs; evaluate our global supply chain and perform product reviews and pricing and distribution optimization in order to reduce fixed expenses and reduce complexity; and implement an operating expense target to optimize cash deployment for activities such as margin accretive innovation and U.S. adult-use cannabis market entry in the future. Additionally, we announced a plan to leverage our strategic partnerships to improve supply chain efficiencies and reduce manufacturing overhead by partially exiting the Peace Naturals Campus.

In the first quarter of 2023, we announced a shift in our strategic plans for the Realignment. Our intent is to retain select components of our operations at the Peace Naturals Campus, namely distribution and warehousing, certain R&D activities and manufacturing of certain of our proprietary innovation products.
There can be no assurance that these initiatives will achieve the expected benefits to our business or reduce costs or grow our revenue as intended and, if achieved at all, the timing thereof. The execution and implementation of these initiatives involve risk, including that significant amounts of management’s time and Company resources could be diverted from our core operations in order to complete such initiatives. In addition, these initiatives could present unforeseen obstacles, lead to operating inefficiencies and negatively disrupt our corporate culture, which could lead to further employee attrition, any of which would have a material adverse effect on our business, financial condition and results of operations. We have and will continue to incur costs to implement these initiatives, and we could be subject to litigation risks and expenses. Our projected costs and expenses to change the nature of our operations at the Peace Naturals Campus may turn out to be too low by a material amount.
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
We have entered into various supply arrangements for cannabis products with various provincial purchasers and have secured listings with various private retailers in those provinces. We have entered into such supply arrangements with all provinces in Canada and the Yukon territory (where the relevant provincial body is the sole wholesale distributor of cannabis products in the province) and with private retailers in Saskatchewan. Our supply arrangements with provincial and territorial purchasers, each of which we understand to be substantially similar in all material respects with the supply arrangements entered into with the other license holders in the Canadian cannabis industry, do not contain any binding minimum purchase obligations on the part of the relevant provincial purchaser.
We expect purchase orders to be primarily driven by end-consumer demand for our products and the relevant provincial or territorial purchaser supply at the relevant time. Accordingly, we cannot predict the quantities of our products that will be purchased by the provincial and territorial purchasers, or if our products will be purchased at all. Provincial and territorial purchasers may change the terms of the supply agreements at any time during the supply relationship including pricing, have broad rights of return of products and are under no obligation to purchase our products or maintain any listings of our products for sale. As a result, provincial and territorial purchasers have a significant amount of control over the terms of the supply arrangements.
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
As a result of the implementation of the Cannabis Act and the legalization of adult cannabis use, numerous additional cannabis producers have and may continue to enter the Canadian adult-use market. We and such other cannabis producers have in the past produced and may in the future produce more cannabis than is needed to satisfy the collective demand of the Canadian medical and adult-use markets, and we may be unable to export that over-supply into other markets. As a result, the available supply of cannabis could exceed demand, which has in the past, and may in the future, result in significant inventory write downs.
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
We are exposed to the risk that our employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) applicable laws and regulations; (ii) manufacturing standards; (iii) federal and provincial healthcare fraud and abuse of federal, state and provincial laws and regulations; or (iv) laws and regulations that require the true, complete and accurate reporting of financial information or data. It is not always possible for us to identify and deter misconduct by our employees and other third parties, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are brought against us, and we are not successful in defending them, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, loss or suspension of licenses and the curtailment of our operations, any of which could have a material adverse effect on our business, financial condition and results of operations.
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

We are entitled to certain limited governance rights with respect to PharmaCann, including limited information rights and board observer rights. Therefore, we will have little to no ability to influence the strategy and material decisions of PharmaCann’s business. Furthermore, until such time as we exercise the PharmaCann Option, we will not have the ability to vote on matters requiring the vote of PharmaCann’s shareholders and, until the exercise of the PharmaCann Option, will not have the right to appoint directors to the PharmaCann board of directors. Even after exercising the PharmaCann Option, we are entitled to appoint a director of PharmaCann’s board only if we own at least 10% of the outstanding capital stock of PharmaCann, and in any event may appoint no more than two directors. In addition, we are subject to certain standstill restrictions, both prior to and after the exercise of the PharmaCann Option, which restrictions further limit our ability to influence decisions of PharmaCann.
Although we are entitled to certain anti-dilution protections with respect to our investment in PharmaCann, such protections are subject to various conditions, and our potential ownership in PharmaCann may be significantly diluted by, among other things, future issuances of PharmaCann securities or acquisition activity in which PharmaCann uses its equity as consideration. On February 28, 2022, PharmaCann closed the previously announced LivWell Transaction. As a result of the LivWell Transaction, the Company’s ownership percentage in PharmaCann on a fully diluted basis decreased to approximately 6.4%. As of December 31, 2022, the Company’s ownership percentage in PharmaCann on a fully diluted basis was approximately 6.3%. Under the terms of our investment in PharmaCann, Cronos’ rights to nominate an observer or a director to the PharmaCann board of directors could be lost if our ownership drops below 6% on a fully diluted basis and we sell or transfer all or any portion of the PharmaCann Option (subject to certain exceptions). As a result, further dilution could adversely affect our rights under the PharmaCann Option. Any other equity event could be significantly dilutive to our ownership in PharmaCann and may adversely impact the potential benefits we may realize from the PharmaCann Investment.
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
The success of our acquisitions depends upon our ability to integrate any businesses that we acquire. The integration of acquired business operations could disrupt our business by causing unforeseen operating difficulties, diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business. The difficulties of integrations could be increased by the necessity of coordinating geographically dispersed organizations, coordinating personnel with disparate business backgrounds, managing different corporate cultures, or discovering previously unknown liabilities. In addition, we could be unable to retain key employees or customers of the acquired businesses. We could face integration issues including those related to operations, internal control and information systems and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates or these acquisitions could fail to compete successfully. Any of these items could adversely affect our business, financial condition and results of operations. For more information on the risks associated with acquisitions, see “Risk Factors – Risks Relating to Our Growth Strategy – Our acquisition strategy may not be successful and we have in the past, and may in the future, need to write down the goodwill and indefinite-lived intangible assets recognized upon the acquisitions.”
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
For a discussion of previous write downs of indefinite-lived intangible assets and goodwill, see Note 6 “Goodwill and Intangible Assets, net” to the consolidated financial statements in Item 8 of this Annual Report.

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
The statements made by the Company, including in this Annual Report, concerning the potential benefits of cannabis, U.S. hemp and isolated cannabinoids are based on published articles and reports and therefore are subject to the experimental parameters, qualifications and limitations in such studies that have been completed. Although we believe that the existing public scientific literature generally supports our beliefs regarding the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, U.S. hemp and cannabinoids, future research and clinical trials may cast doubt or disprove such beliefs, or could raise or heighten concerns regarding, and perceptions relating to, cannabis, U.S. hemp and cannabinoids, which could have a material adverse effect on the demand for our products with the potential to lead to a material adverse effect on our business, financial condition and results of operations. Given these risks, uncertainties and assumptions, undue reliance should not be placed on such literature. In particular, the FDA has raised several questions regarding the safety of CBD and other cannabinoids and gaps in the public scientific literature supporting the use of CBD and other cannabinoids by the general population.
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
Any of the foregoing could cause our products or treatments not to be commercially viable, which could have a material adverse effect on our business, financial condition and results of operations.
The controversy surrounding vaporizers and vaporizer products may materially and adversely affect the market for vaporizer products and expose us to litigation and additional regulation.
There have been a number of highly publicized cases involving lung and other illnesses and deaths that appear to be related to vaporizer devices and/or products used in such devices (such as vaporizer liquids). The focus is currently on the vaporizer devices, the manner in which the devices were used and the related vaporizer device products – THC, nicotine, other substances in vaporizer liquids, possibly adulterated products and other illegal unlicensed cannabis vaporizer products. Some states, provinces, territories and municipalities in the U.S. and Canada have already taken steps to prohibit the sale or distribution of vaporizers, restrict the sale and distribution of such products or impose restrictions on flavors, substances and concentration of substances used, or use of such vaporizers. This trend may continue, accelerate and expand.

Cannabis vaporizers in Canada are regulated under the Cannabis Act, Cannabis Regulations and other laws and regulations of general application. Although this legislation sets rules and standards for the manufacture, composition, packaging, and marketing of cannabis vaporizer products, these rules and standards predate the spate of vaporizer-related health issues that have recently arisen in the U.S. These issues and accompanying negative public sentiment may prompt Health Canada or individual provinces/territories or municipalities to decide to further limit or defer the industry’s ability to sell cannabis vaporizer products, and may also diminish consumer demand for such products. Currently, Québec and Prince Edward Island do not allow the sale of cannabis vaporizers in their respective jurisdictions and Health Canada is seeking to limit the flavors of inhaled cannabis extracts. In June 2021, Health Canada opened a consultation into the use of flavors in inhaled cannabis extracts as it claims that the availability of flavors is one of the factors that contributes to the increase in cannabis vaping in youth and young adults. As part of this consultation, Health Canada released proposed regulations that contemplate restricting the production, sale, promotion, packaging and labelling of inhaled cannabis extracts from having a flavor, other than the flavor of cannabis. The proposed amendments would apply equally to inhaled cannabis extracts sold for medical and non-medical purposes. The proposed amendments were pre-published in June 2021 and the consultation period closed in September 2021. No expected in-force date has been publicly announced.
There can be no assurance that the jurisdictions in which we operate will allow the sale of cannabis vaporizers in the future, that other jurisdictions will not prohibit the sale of cannabis vaporizers, that we will be able to meet any additional compliance requirements or regulatory restrictions, or that we will remain competitive in face of unexpected changes in market conditions.
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
Vaporizers, electronic cigarettes and related products were recently developed and therefore the scientific or medical communities have had a limited period of time to study the long-term health effects of their use. Currently, there is limited scientific or medical data on the safety of such products for their intended use and the medical community is still studying the health effects of the use of such products, including the long-term health effects. If a consensus were to develop among the scientific or medical community that the use of any or all of these products pose long-term health risks, market demand for these products and their use could materially decline. Such a development could also lead to litigation, reputational harm and significant regulation. Loss of demand for our products, product liability claims and increased regulation stemming from unfavorable scientific studies on vaporizer products could have a material adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.
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
The parties with which we do business, may perceive that they are exposed to reputational risk as a result of our cannabis or U.S. hemp business activities. Failure to establish or maintain business relationships could have a material adverse effect on our business, financial condition and results of operations. Any third party service provider or supplier could suspend or withdraw its services to us or require increased fees or compensation if it perceives that the potential risks exceed the potential benefits to such services. For example, we face challenges making U.S. dollar wire transfers or engaging any third party service provider or supplier with a substantial presence where cannabis is not federally legal (including the U.S.). In these circumstances, while we believe that such services can be procured from other institutions, we may in the future have difficulty maintaining existing, or securing new, bank accounts or clearing services, service providers or other vendors or we may be forced to pay increased fees or compensation for such services.
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
We are subject to litigation, claims and other legal and regulatory proceedings from time to time in the ordinary course of our manufacturing, marketing, distribution and sale of our products, some of which may adversely affect our business, financial condition and results of operations. Several companies in the U.S. hemp-derived CBD industry, including the Company, have become party to an increasing number of purported class actions lawsuits relating to their food and dietary supplement products containing U.S. hemp-derived CBD. While one such case against the Company was dismissed, similar class actions may be filed against us again, and the plaintiffs in such class action lawsuits, as well as in other lawsuits against us, may seek very large or indeterminate amounts, including punitive damages, which may remain unknown for substantial periods of time. Should any litigation in which we become involved be determined against us, such a decision could adversely affect our ability to continue operating, adversely affect the market price for our common shares and require the use of significant resources. Even to the extent we ultimately prevail in litigation, litigation can consume and redirect significant resources. Litigation may also create a negative perception of our brands, which could have an adverse effect on our business, financial condition and results of operations. See Part I, Item 3, Legal Proceedings, of this Annual Report for a discussion of our legal proceedings.
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
Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including, among other things, product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labelling disclosure. Some of our products have been subject to recalls in the past.
If one or more of our products are recalled for any reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant number of sales and may not be able to replace those sales at an acceptable margin, or at all. In addition, product recalls have in the past and may in the future require significant management attention. Although we have detailed procedures in place for testing finished products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. If one or more of our products were subject to recall, the public perception of that product and us could be harmed. A recall of one of our products could lead to decreased demand for that product and our other products and could have a material adverse effect on our business, financial condition and results of operations. Additionally, product recalls may lead to increased scrutiny of our operations by Health Canada, the FDA, the California Department of Public Health (the “CDPH”), the DEA or other regulatory agencies, requiring further management attention and potential legal fees and other expenses. Furthermore, any product recall affecting the cannabis or U.S. hemp industries more broadly could lead consumers to lose confidence in the safety and security of the products sold by participants in these industries generally, which could have a material adverse effect on our business, financial condition and results of operations.
We rely on third party testing and analytical methods which are validated but still being standardized.
For certain of our cannabis and U.S. hemp products, testing for cannabinoid levels, heavy metals and pesticides (among other things) is performed by independent third-party testing laboratories. Testing methods and analytical assays for cannabinoids and levels of detection vary among different testing laboratories in different jurisdictions. There is currently no industry consensus on standards for testing methods or an industry accepted compendium of analytical assays or standard levels of detection. The detected and reported cannabinoid content in our cannabis and U.S. hemp products therefore can differ depending on the laboratory and testing methods (analytical assays) used. Variations in reported cannabinoid content will likely continue until the relevant regulatory agencies and independent certification bodies (e.g., ISO, USP) collaborate to develop, publish and implement standardized analytical assays and levels of detection for cannabis, U.S. hemp, cannabinoids and their derivative products. Until such standardized analytical assays and levels of detection are developed, the existing differences could cause confusion with our consumers which could lead to a negative perception of us and our products, increase the risk of litigation regarding cannabinoid content and regulatory enforcement action and could make it more difficult for us to comply with regulatory requirements regarding contents of ingredients and packaging and labeling. For example, on June 16, 2020, an alleged consumer filed a Statement of Claim, which has since been dismissed as against the Company, on behalf of a class in the Court of King’s Bench of Alberta in Alberta, Canada, against the Company and other Canadian cannabis manufacturers and distributors alleging claims related to the defendants’ advertised content of cannabinoids in cannabis products for medicinal use on or after June 16, 2010 and cannabis products for adult use on or after October 17, 2018. See Part I, Item 3, Legal Proceedings, of this Annual Report.
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
The Canadian excise duty framework may affect our profitability.
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
Our business may be impacted as a result of increased rates of inflation.
In the past year, the worldwide economy has experienced significant inflation and inflationary pressures, including, in particular, on wages. Increased inflation could reduce our purchasing power and result in negative impacts on our ability to obtain goods and services required for the operation of our business, to hire and retain employees, or to pass on rising costs, including increased employee costs, to our customers. To the extent that we are unable to offset such inflation through higher prices of our products or other cost savings, there could be a negative impact on our operating margins, net income, cash flows and the trading price of our common shares.
A period of sustained inflation across the markets in which we operate could result in higher operating costs. Further rising inflation may negatively impact our business, raise cost and reduce profitability. Despite efforts we may take to reduce the impact of inflation on our business across the markets in which we operate, it could become increasingly difficult to effectively mitigate the increases to our costs. In addition, the effects of inflation on consumers’ budgets could result in the reduction of our customers’ spending habits. If we are unable to take actions to effectively mitigate the effect of the resulting higher costs, our operating margins could be negatively impacted.
Risks Relating to Production and Distribution of Products
Our production facilities and those of our strategic joint ventures, are integral to our operations, and any adverse changes or developments affecting such facilities may impact our business, financial condition and results of operations.
Our activities and resources are focused on various production and manufacturing facilities including in the U.S. (for U.S. hemp products), Canada and Israel. Some licenses are specific to those facilities. Adverse changes or developments affecting our facilities and the facilities of our joint venture partners, including but not limited to a breach of security, an inability to successfully grow cannabis plants or produce finished goods, unanticipated cost overruns in growing or producing products, an outbreak of a communicable illness (such as COVID-19) or a force majeure event, could have a material and adverse effect on our business, financial condition and results of operations. As we proceed to wind-down cultivation and certain production activities at the Peace Naturals Campus, the production and manufacturing facilities that we continue to use will become increasingly important to our business. Any breach of the security measures and other facility requirements, including any failure to comply with recommendations or requirements arising from inspections by regulatory agencies, could also have an impact on our ability to continue operating under our licenses or the prospect of renewing our licenses or could result in a revocation of our licenses.
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
We are dependent upon information technology systems in the conduct of our operations, and we collect, store and use certain data, intellectual property, proprietary business information and certain personal information of our employees and customers on our computer systems. We have been, and expect to continue to be, subject to various cyberattacks and phishing schemes. Additionally, we are undertaking an effort to modernize our information technology systems, which could expose us to additional risks relating to our collection, storage and use of certain data on our systems.
There have been many highly publicized attacks over the last several years and we expect those to continue. Any fraudulent, malicious or accidental breach of our systems could result in unintended disclosure of, or unauthorized access to, third party, customer, vendor, employee or other confidential information, which could potentially result in additional costs and business disruption to us, including without limitation, to repair or replace damaged systems, enhance security or respond to occurrences, lost sales, violations of data privacy, security or other laws and regulations and subsequent penalties, fines, regulatory action or litigation. We also rely on third party-service providers for certain information technology systems, such as payment processing, and any data security breach at a third-party service provider could have similar effects. In addition, media or other reports of perceived security vulnerabilities to our systems or those of our third-party suppliers, even if no breach has been attempted or occurred, could adversely impact our brand and reputation, and customers could lose confidence in our security measures and reliability, which would harm our ability to retain customers and gain new ones. If any of these were to occur, it could have a material adverse effect on our business, financial position and results of operations.
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
Additionally, several states, including California, Colorado, and Virginia, have passed laws and regulations, modeled on the E.U. GDPR, that will significantly impact data privacy and security requirements in the U.S. The California Privacy Rights Act (“CPRA”) imposes broad new requirements on companies covered by the legislation. Under the CPRA, California consumers (i.e., California residents) will have new and expanded rights, and businesses covered by the CPRA must disclose these rights to them. These new rights include, but are not limited to, a right of correction (i.e., the right to request that a business correct any inaccurate personal information about them), a right to limit the use and disclosure of “Sensitive Information” (a new category of personal information defined by the CPRA), a right to access information about automatic decision making used by the business, and a right to data portability (i.e., that a business transfer their personal information to another entity to the extent technically feasible). Enhanced rights for California consumers under the CPRA include, but are not limited to, expanded rights to know and access their personal information, expanded rights to delete their personal information, and an explicit requirement that California consumers have the right to opt-out of the sharing, in addition to the selling, of their personal information. Separately, the CPRA will codify the following GDPR-inspired requirements: (i) data minimization or the requirement that personal information collected by businesses be reasonably necessary and proportionate to achieve the purpose for which the personal information was collected, (ii) purpose limitation or the requirement that businesses only collect personal information for specific, explicit, and legitimate disclosed purposes that are disclosed in advance to California consumers, (iii) data retention limitations for personal information predicated on the length of time the business intends to retain each category of personal information, and (iv) reasonable data security requirements. Lastly, the CPRA provides for an expanded private right of action in the context of cybersecurity breaches and creates a designated privacy agency, the California Privacy Protection Agency (“CPPA”), with authority to implement and enforce the CCPA and CPRA.
While uncertain, the effects of the CCPA, the CPRA and other new state laws and regulations, as well as analogous laws and regulations in Canada (e.g., Bill 64 in Quebec), are potentially significant and may require us to modify our data collection or processing practices and policies, incur substantial costs and expenses to comply with these laws and regulations, and increase our potential exposure to regulatory enforcement and/or litigation. The interpretation and enforcement of such laws and regulations are uncertain and subject to change and may require substantial costs to monitor and implement compliance. Failure to comply with data privacy and protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), litigation, business disruption, the diversion of management’s attention and/or adverse publicity and could negatively affect our business, results of operations and financial condition.
Our cannabis cultivation and U.S. hemp operations are subject to risks inherent in an agricultural business.
Our business and that of our joint venture partners involves the growing of cannabis, an agricultural product, in certain jurisdictions where that activity is permitted. As such, the business is subject to the risks inherent in the agricultural business, such as insects, plant diseases and similar agricultural risks that may create crop failures and supply interruptions for our customers. Although our current operational production facilities, and those of our joint venture partners, grow products indoors (including in greenhouses) under climate-controlled conditions and we and our joint venture partners carefully monitor the growing conditions with trained personnel, there can be no assurance that natural elements will not have a material adverse effect on the production of our products. To the extent we rely on third parties or our joint venture partners to grow cannabis that we intend to commercialize, we are exposed to similar risks and there can be no assurance that such risks will not have a similarly material adverse effect on the production of our products.
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
Other parties may claim that our products infringe on their intellectual property rights, including with respect to patents, and our operation of our business, including our development, manufacture and sale of our goods and services, may be found to infringe third party intellectual property rights. There may be third party patents or patent applications with claims to products or processes related to the manufacture, use or sale of our products and processes. There may be currently pending patent applications, some of which may still be confidential, that may later result in issued patents that our products or processes may infringe. In addition, third parties may obtain patents in the future and claim that use of our inventions, trade secrets, technical know-how and proprietary information, or the manufacture, use or sale of our products, infringes upon those patents. Third parties may also claim that our use of our trademarks infringes upon their trademark rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, legal fees, injunctions, temporary restraining orders, other equitable relief, and/or require the payment of damages, any or all of which may have an adverse impact on our business, financial condition and results of operations. In addition, we may need to obtain licenses from third parties who allege that we have infringed on their purported rights, whether or not such allegations have merit. Such licenses may not be available on terms acceptable to us, and we may be unable to obtain any licenses or other necessary or useful rights to such third-party intellectual property.
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
We are party to licenses granted by third parties, including through the Ginkgo Strategic Partnership, that give us rights to use third party intellectual property that is necessary or useful to our business. Our success will depend, in part, on the ability of the applicable licensor to maintain and enforce its licensed intellectual property against other third parties, particularly intellectual property rights to which we have secured exclusive rights. Without protection for the intellectual property we have licensed, other companies might be able to offer substantially similar products for sale or utilize substantially similar processes or publicity and marketing rights, any of which could have a material adverse effect on our business, financial condition and results of operations. Our success will also depend, in part, on our ability to obtain licenses to certain intellectual property that we believe are necessary or useful for our business. Such licenses may not be available on terms acceptable to us, or at all, which could adversely affect our ability to commercialize our products or services, as well as have a material adverse effect on our business, financial condition and results of operations.
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
Rapidly changing markets, technology, emerging industry standards and frequent introduction of new products characterize our business. The introduction of new products embodying new technologies, including new manufacturing processes or formulations, and the emergence of new industry standards may render our products obsolete, less competitive or less marketable. The process of developing our products is complex and requires significant continuing costs, development efforts and third-party commitments, including licensees, researchers, and collaborators. Our failure to develop new technologies and products and the obsolescence of existing technologies or processes could adversely affect our business, financial condition and results of operations. We may be unable to anticipate changes in our potential customer preferences or requirements that could make our existing technology, processes or formulations obsolete. Our success will depend, in part, on our ability to continue to enhance our existing technologies, develop new technology that addresses the increasing sophistication and varied views of the market, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our proprietary technology, processes and formulations entails significant technical and business risks. We may not be successful in using our new technologies or exploiting our niche markets effectively or adapting our business to evolving customer requirements or preferences or emerging industry standards.
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
Other risks include the potential for fraud and corruption by suppliers or personnel or government officials which may implicate us, compliance with applicable anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act and the Corruption of Foreign Public Officials Act (Canada), by virtue of our or our joint ventures operating in jurisdictions that may be vulnerable to the possibility of bribery, collusion, kickbacks, theft, improper commissions, facilitation payments, conflicts of interest and related party transactions and our or our joint ventures’ possible failure to identify, manage and mitigate instances of fraud, corruption or violations of our Code of Business Conduct and Ethics and applicable regulatory requirements.
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
Our business and activities are heavily regulated in all jurisdictions where we carry on business. Our operations are subject to various laws, regulations and guidelines by governmental authorities (including, in Canada, Health Canada and other federal, provincial and local regulatory agencies and, in the U.S., the FDA, the USDA, CDPH, DEA, PTO and FTC and other federal and state agencies) relating to the cultivation, manufacture, processing, marketing, labeling, packaging, management, transportation, distribution, import, export, storage, sale, pricing and disposal of cannabis and U.S. hemp, and also including laws, regulations and guidelines relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment (including relating to emissions and discharges to water, air and land, and the handling and disposal of hazardous and non-hazardous materials and wastes). Our operations may also be affected in varying degrees by government regulations with respect to, among other things, price controls, import or export controls, controls on currency remittance, increased income taxes, restrictions on foreign investment and government policies rewarding contracts to local competitors or requiring domestic producers or vendors to purchase supplies from a particular jurisdiction. Laws, regulations and guidelines, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services, as well as on our personnel (including management and our board of directors).
Achievement of our business objectives is contingent, in part, upon compliance with regulatory requirements enacted by these governmental authorities and obtaining all necessary regulatory approvals for the cultivation, production, processing storage, transportation, distribution, sale, import and export, as applicable, of our products. The cannabis and U.S. hemp industries are still new, and in Canada in particular, the Cannabis Act is a new regime that has no close precedent in Canadian law. Similarly, the regulatory regimes in the jurisdictions in which we and our joint ventures operate outside of the U.S. and Canada are new and are still being developed without close precedent in such jurisdictions. The effect of relevant governmental authorities’ administration, application and enforcement of their respective regulatory regimes and delays in obtaining, or failure to obtain, necessary regulatory approvals may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business, financial condition and results of operations.
The regulatory environment for our products is rapidly developing, and the need to build and maintain robust systems to comply with different and changing regulations in multiple jurisdictions increases the possibility that we may violate one or more applicable requirements. While we endeavor to comply with all relevant laws, regulations and guidelines, any failure to comply with the regulatory requirements applicable to our operations could subject us to negative consequences, including, but not limited to, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, asset seizures, revocation or imposition of additional conditions on licenses to operate our business, the denial of regulatory applications (including, in the U.S., by other regulatory regimes that rely on the positions of the DEA and FDA in the application of their respective regimes), the suspension or expulsion from a particular market or jurisdiction of our key personnel, or the imposition of additional or more stringent inspection, testing and reporting requirements, any of which could materially adversely affect our business, financial condition and results of operations. Additionally, scheduled or unscheduled inspections of our facilities or facilities of our joint ventures or third-party suppliers by applicable regulatory agencies could result in adverse findings that could require significant remediation efforts and/or temporary or permanent shutdown of our facilities or those of our joint ventures or third-party suppliers. In the U.S., failure to comply with FDA requirements (and analogous state agencies) may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. The outcome of any regulatory or agency proceedings, investigations, inspections, audits, and other contingencies could harm our reputation, require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our results of operations, financial condition and cash flows. There can be no assurance that any pending or future regulatory or agency proceedings, investigations, inspections and audits will not result in substantial costs or a diversion of management’s attention and resources, negatively impact our future growth plans and opportunities or have a material adverse impact on our business, financial condition and results of operations.
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
Our ability to grow, process, store and sell cannabis in Canada is dependent on our licenses from Health Canada, and in particular the licenses currently held by Peace Naturals, Cronos Fermentation and Cronos GrowCo. Failure to comply with the requirements of the licenses or failure to maintain the licenses would have a material adverse impact on our business, financial condition and results of operations. Although we believe Peace Naturals, Cronos Fermentation and Cronos GrowCo will meet the requirements of the Cannabis Act for their licenses, there can be no guarantee that Health Canada will extend or renew the licenses or, if they are extended or renewed, that they will be extended or renewed on the same or similar terms or that Health Canada will not revoke the licenses. Should we fail to comply with requirements of the licenses, should Health Canada not extend or renew the licenses, should they be renewed on different terms (including not allowing for anticipated capacity increases) or should the licenses be revoked or suspended, our business, financial condition and results of the operations will be materially adversely affected. To the extent we apply for any additional licenses from Health Canada, there can be no assurance that such licenses will be granted or, if granted, that they will be granted on commercially reasonable terms or within the time period we expect, which could have a material adverse effect on our business, financial condition and results of operations.
Our ability to grow, process, store and sell cannabis in Israel is dependent on maintaining our cannabis cultivation, production and distribution licenses and our ability to export products to, or import products from, Cronos Israel is also dependent on obtaining the relevant permits. Cronos GrowCo’s ability to grow, process, store and sell cannabis at its production facility depends on obtaining and maintaining the appropriate licenses from Health Canada. Should we or our joint ventures fail to comply with the requirements of the licenses, or should they not be extended or renewed by the applicable regulatory authorities, or should they be renewed on different terms (including not allowing for anticipated capacity increases) or should the licenses be revoked, the business, financial condition and results of our and our joint ventures’ operations will be materially adversely affected. There is no assurance that we or our joint ventures will be able to obtain necessary permits or licenses on commercially reasonable terms or within expected time periods, if at all. Moreover, the change in the nature of operations at the Peace Naturals Campus will increase the importance of the licenses of Cronos GrowCo for our business and operations.
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
We have obtained a processed food registration from CDPH and may also be required to obtain and maintain certain permits, licenses and approvals in the jurisdictions where we source, process, or sell products derived from U.S. hemp. We may be unable to obtain or maintain any necessary licenses, permits or approvals. Additional government licenses are currently, and in the future, may be, required in connection with our operations, in addition to other unknown permits and approvals which may be required. To the extent such permits, and approvals are required and not obtained, we may be prevented from operating and/or expanding our business, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in the laws, regulations and guidelines governing cannabis and U.S. hemp may adversely impact our business.
Our current operations are subject to various laws, regulations and guidelines promulgated by governmental authorities (including, in Canada, Health Canada and other federal, provincial and local regulatory agencies and, in the U.S., the FDA, the USDA, CDPH, DEA, FTC and PTO and other federal and state agencies) relating to the cultivation, processing, marketing, acquisition, manufacture, packaging/labeling, management, transportation, distribution, import, export, storage, sale and disposal of cannabis or U.S. hemp but also including laws and regulations relating to health and safety, the conduct of operations and the protection of the environment. Additionally, our growth strategy continues to evolve as regulations governing the cannabis industry in the jurisdictions other than Canada and the U.S. in which we and our joint ventures operate become more fully developed. Interpretation of these laws, rules and regulations and their application to our operations and those of our joint ventures is ongoing. No assurance can be given that new laws, regulations and guidelines will not be enacted or that existing laws, regulations and guidelines will not be amended, repealed or interpreted or applied in a manner which could require extensive changes to our operations, increase compliance costs, give rise to material liabilities or a revocation of our licenses and other permits, restrict the growth opportunities that we currently anticipate or otherwise limit or curtail our operations. For example, the Cannabis Act requires the Canadian federal government to conduct a review of the Cannabis Act after three years, which commenced in September 2022. The scope of this statutory review includes, among other things, consideration of (i) the administration and operation of the Cannabis Act, (ii) the impact of the Cannabis Act on public health, (iii) the health and consumption habits of young persons, (iv) the impact of cannabis on Indigenous persons and communities and (v) the impact of cultivation of cannabis plants in a dwelling-house. This report resulting from the statutory review may recommend and/or lead to the amendment, removal or addition of provisions in or to the Cannabis Act which could adversely affect our business. Amendments to current laws, regulations and guidelines governing the production, sale and use of cannabis and cannabis-based products, more stringent implementation or enforcement thereof or other unanticipated events, including changes in political regimes or political instability, currency controls, fluctuations in currency exchange rates and rates of inflation, labor unrest, changes in taxation laws, regulations and policies, restrictions on foreign exchange and repatriation, governmental regulations relating to foreign investment and the cannabis business more generally, and changes in attitudes toward cannabis, are beyond our control and could require extensive changes to our operations, which in turn may result in a material adverse effect on our business, financial condition and results of operations.
While the production of cannabis in Canada, among other things, is under the regulatory oversight of the federal government of Canada, the distribution and retail sale of adult-use cannabis in Canada falls within the jurisdiction of the provincial and territorial governments. The impact of the legislation regulating adult-use cannabis passed in the provinces and territories on the cannabis industry and our business plans and operations is uncertain. Provinces and territories have announced certain restrictions that are more stringent than the federal rules or regulations such as retail sale and marketing restrictions, bans on certain types of cannabis products, raising minimum age of purchase and flavor restrictions. For example, Québec and Prince Edward Island do not currently permit sales of cannabis vaporizers, and Québec limits the sale of other high THC non-edible cannabis products. In addition, the distribution and retail channels and applicable rules and regulations in the provinces continue to evolve, and our ability to distribute and retail cannabis products in Canada is dependent on the ability of the provinces and territories of Canada to establish licensed retail networks and outlets. There is no guarantee that the applicable legislation regulating the distribution and sale of cannabis for adult-use purposes will allow for the growth opportunities we currently anticipate and may result in a material adverse effect on our business, financial condition and results of operations.
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
Our marketing and advertising are subject to regulation by various regulatory bodies in the jurisdictions we operate. In Canada, the development of our business and related results of operations may be hindered by applicable regulatory restrictions on sales and marketing activities. For example, the regulatory environment in Canada limits our ability to compete for market share in a manner similar to other industries. Furthermore, the applicable regulatory restrictions on sales and marketing activities are not always clear, may be subject to interpretation and have in the past, and may in the future, be interpreted or applied inconsistently by the applicable Canadian regulatory agencies, which have broad interpretative and enforcement discretion with respect to such activities. This may result in such restrictions on sales and marketing activities being interpreted unfavorably by a regulatory agency against some market participants, including us, but not others. Furthermore, if our competitors fail to comply with applicable laws relating to sales and marketing activities with which we comply, and regulatory agencies delay or do not take enforcement action against such competitors, or take sporadic enforcement action, our ability to compete for market share and our sales and results of operations could be adversely affected. If we are unable to effectively market our products and compete for market share in Canada, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products, our sales and results of operations could be adversely affected. See “Business –Regulatory Framework in Canada.”
In the U.S., our advertising is subject to regulation by the FTC under the Federal Trade Commission Act as well as the FDA under the FFDCA, including as amended by the Dietary Supplement Health and Education Act of 1994, and by state agencies under analogous and similar state and local laws and regulations. In recent years, the FTC, the FDA and state agencies have initiated numerous investigations of food and dietary supplement products both because of their CBD and/or cannabinoid content and based on allegedly deceptive or misleading marketing claims and have, on occasion, issued “Warning Letters” or instituted enforcement actions due to such claims. Some U.S. states also permit content, advertising and labeling laws and regulations to be enforced by state attorneys general, who may seek civil and criminal penalties, relief for consumers, class action certifications, class wide damages and recalls of products sold by us. There has also been an increase in private litigation that seeks, among other things, relief for consumers, class action certifications, class wide damages and recalls of products. We have been subject to such litigation and may be subject to additional private class action litigation. Any actions against us by governmental authorities or private litigants could have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.

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
On December 20, 2018, the 2018 Farm Bill was signed into law. The 2018 Farm Bill, among other things, removes “hemp” (which we refer to as “U.S. hemp” in this Annual Report, defined as the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a THC concentration of not more than 0.3% on a dry weight basis and its derivatives) from the U.S. federal Controlled Substances Act and amends the Agricultural Marketing Act of 1946 to permit the production and sale of U.S. hemp in the U.S. The 2018 Farm Bill tasked the USDA with promulgating regulations in relation to the cultivation and production of U.S. hemp. The 2018 Farm Bill also directed the USDA to promulgate federal regulations that would apply to the production of U.S. hemp in every state which does not put forth a state U.S. hemp plan for approval by the USDA, for which the USDA has issued final rules. Beginning in January 2024, the USDA will require hemp producers to use a laboratory that is registered with the DEA for analytical testing of hemp plants. The USDA rules also include provisions for producers to dispose of or remediate violative hemp plants without the use of a DEA-registered reverse distributor or law enforcement. Various states have applied and are in the process of applying to the USDA for approval of their U.S. hemp production regulations which impose different levels of regulation and costs on the production of U.S. hemp, and many such state plans have been approved by the USDA. The 2018 Farm Bill provides that its provisions do not preempt or limit state laws that regulate the production of U.S. hemp. Accordingly, some states may choose to restrict or prohibit some or all U.S. hemp production or sales within the state, and variances in states’ laws and regulations on U.S. hemp are likely to persist. Further, each state has discretion to develop and implement its own laws and regulations governing the manufacturing, marketing, labeling, and sale of U.S. hemp products, which has created a patchwork of different regulatory schemes applicable to such products.
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
To date, the FDA has not issued regulations that elaborate on the exclusionary clauses, and the FDA has not taken any enforcement action in the courts asserting a violation of the exclusionary clauses due to the marketing of U.S. hemp, U.S. hemp extracts, CBD or other cannabinoids. Additionally, on January 26, 2023, the FDA stated its views publicly that a new regulatory pathway for CBD is needed and it is prepared to work with Congress to create such a pathway. To date, the FDA has issued several “Warning Letters” to companies unlawfully marketing CBD products. In many of these cases, the manufacturer made unsubstantiated claims about the product being able to treat medical conditions (e.g., cancer, Alzheimer’s disease, opioid withdrawal, anxiety and COVID-19) and had not obtained drug approvals. Some of these letters were co-signed with the FTC and cited the companies for making claims about the efficacy of CBD or other ingredients which were not substantiated by competent and reliable scientific evidence. In December 2020, the FTC announced it had entered into settlement agreements with six companies marketing CBD products including oils, gummies, creams, and others with deceptive health claims about serious health conditions. The settlements included monetary penalties ranging from $20,000 to $85,000. The FTC announced another CBD enforcement action and settlement in May 2021, ordering more than $30,000 in consumer redress. The FDA has also issued a “Warning Letter” to at least one dietary supplement manufacturer for a number of violations observed during an inspection, including manufacturing CBD supplements in a licensed facility. In November 2022, the FDA issued “Warning Letters” to five additional companies selling CBD-products in forms that the FDA asserted are appealing to children, including gummies, hard candies and cookies. These letters also outlined additional violations of the FFDCA including that several of the companies made claims that CBD-containing products cure, mitigate, treat or prevent various diseases or were added to animal foods.
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
Recent U.S. legislation granting the FDA additional authority to regulate cosmetics products imposes additional requirements relating to the manufacture, labeling, safety reporting, recordkeeping, and other aspects of cosmetics products. Compliance with these additional requirements will be complex and we may need significant additional resources to comply with these new requirements.
On December 29, 2022, President Biden signed into law the Modernization of Cosmetics Regulation Act of 2022, which significantly expands FDA’s enforcement authorities over cosmetics products and imposes new obligations on the cosmetics industry, including requirements relating to GMP, labeling, safety substantiation, facility registration and product listing with the FDA, adverse event reporting and recordkeeping, among others. Under the new legislation, the FDA is required over the next several years to issue additional regulations and reports to clarify requirements. Most enforcement of requirements under the new legislation will not go into effect until a year or later from the date of enactment; however, we expect that regulation of our cosmetic products in the U.S. will become increasingly complex, and compliance with regulatory requirements may take significant additional resources.

The DEA could take enforcement action against us or other participants in the U.S. hemp industry.
There is substantial uncertainty concerning the legal status of U.S. hemp and U.S. hemp products containing U.S. hemp-derived ingredients, including CBD and other cannabinoids. The status of products derived from the cannabis or hemp plant, under both federal and state law can depend on the THC content of the plant or derivative (including whether the plant meets the statutory definition of “industrial hemp” or “hemp”), the part of the plant from which an individual or entity produces the derivative (including whether the plant meets the statutory definition of “marihuana” under the CSA), the THC concentration during the manufacturing process, whether the cultivator, processor, manufacturer or product marketer engages in cannabis-related activities for research versus purely commercial purposes, as well as the form and intended use of the product. The mere presence of a cannabinoid (such as CBD) is not dispositive as to whether the product is legal or illegal. Under U.S. federal law, products containing CBD may be unlawful if derived from U.S. Schedule I cannabis (including hemp with a concentration greater than 0.3% THC on a dry weight basis), or if derived from U.S. hemp grown outside the parameters of an approved U.S. hemp pilot program or U.S. hemp cultivated in violation of the 2018 Farm Bill. Even after enactment of the 2018 Farm Bill, the DEA may not treat all products containing U.S. hemp-derived ingredients, including CBD and other cannabinoids, as exempt from the CSA. In September 2020, the DEA issued an interim final rule that purported to align the DEA’s regulations with the statutory changes to the CSA made effective by the 2018 Farm Bill. The DEA received a number of comments objecting to the interim final rule, and the interim final rule has been the subject of litigation. However, the litigation was dismissed by the D.C. Circuit Court in June 2022. If the DEA takes action against us or other participants in the U.S. hemp industry, this could have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.
There is continuing uncertainty regarding the FDA’s potential position on CBG and other cannabinoids.
CBG is a cannabinoid that can be lawfully derived from U.S. hemp and the Company has begun and plans to continue developing products with CBG and other rare cannabinoids (i.e., cannabinoids other than THC and CBD). The 2018 Farm Bill preserved the FDA’s authority over U.S. hemp-derived consumer products and to date, the FDA has provided no guidance as to how cannabinoids other than CBD will be regulated under the FFDCA. Future regulatory changes or enforcement actions by the FDA, with respect to CBG or other U.S. hemp-derived cannabinoids, could have a materially adverse impact on our business, financial condition, results of operations or prospects.
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
Our success is currently largely dependent on the performance of our skilled employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In 2022, we announced a Realignment to, among other things, centralize functions under common leadership to increase efficient distribution of resources, optimize collaboration and strategic alignment and eliminate duplication of roles and costs, including a reduction in headcount impacting a number of employees. The Realignment could lead to increased attrition amongst those employees who were not directly affected by the reduction in headcount, and we may not be successful at retaining such employees or attracting new employees, which may have a material adverse effect on our business, results of operations and financial condition.
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
Altria is our single largest shareholder. As of December 31, 2022, Altria beneficially owned approximately 41% of our issued and outstanding common shares (calculated on a non-diluted basis). In light of such ownership, Altria is in a position to exercise significant influence over matters affecting shareholders or requiring shareholder approval, including the election of the Board, amendments to our articles and the determination of significant corporate actions. In addition, pursuant to the Investor Rights Agreement, Altria has certain rights, including the right to nominate a specified number of directors to the Board, approval rights over certain Company actions and pre-emptive and top-up rights entitling Altria to maintain its pro rata beneficial ownership in us. Further, as of the date hereof, four of the seven directors on the Board are Altria Nominees. For more information, see “Business -Altria Strategic Investment – Investor Rights Agreement.”

Accordingly, Altria currently has significant influence over us. There can be no assurance that Altria’s interests will align with our interests or the interests of other shareholders. In addition, such influence could limit the price that an acquirer might be willing to pay in the future for our common shares and it may have the effect of delaying or preventing a change of control of us, such as a merger or take-over.
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
We have cash on hand, including short-term investments, of approximately $878 million as of December 31, 2022. There can be no assurance that we will be able to deploy the available cash in an effective manner that is accretive to us, or at all. Until such time as we are able to deploy the cash available to us, we anticipate holding the net proceeds as cash balances in our bank accounts, investing in certificates of deposit and other instruments issued by banks or obligations of or guaranteed by the Government of Canada or any province thereof, or investing in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. Government, its agencies or instrumentalities. Based on the level of current interest rates, we will not earn any material revenue from such invested cash.
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
We may be subject to various potential conflicts of interest because of the fact that some of our directors and officers may be engaged in a range of business activities, or have relationships with or are employed by Altria. One of our directors, Jason Adler, is the co-founder and Managing Member of Gotham Green Partners, a private equity firm focused primarily on early-stage investing in companies in the cannabis industry, and Michael Gorenstein, our Chairman, President, and Chief Executive Officer, is a co-founder and non-managing Member of Gotham Green Partners. Three of our directors, Jody Begley, Murray Garnick and Heather Newman, are employed by Altria as Executive Vice President and Chief Operating Officer, Executive Vice President and General Counsel, and Senior Vice President, Corporate Strategy, respectively. As a result of these relationships, conflicts of interests may arise between us and them, as described below.

We may also become involved in other transactions that are inconsistent or conflict with the interests of our directors and officers, and/or our directors and officers may have interests in persons, firms, institutions, corporations or transactions that are inconsistent or in conflict with our interests and those of our shareholders. In addition, from time to time, Gotham Green Partners or Altria may be competing with us for available investment opportunities. Conflicts of interest, if any, will be subject to the procedures and remedies provided under applicable laws and regulations. In particular, in the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will abstain from voting for or against the approval of the transaction and may recuse himself or herself from any related discussion or deliberation. In accordance with applicable laws and regulations, our directors are required to act honestly, in good faith and in our best interests.
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
•our restating financial results twice in the last four years;
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
We may be required to issue additional common shares pursuant to the Ginkgo Collaboration Agreement. Pursuant to the Ginkgo Collaboration Agreement, upon Ginkgo’s demonstration that the microorganisms they develop are capable of producing certain target cannabinoids above a minimum productivity level, we will issue to Ginkgo up to approximately 14.7 million common shares in the aggregate. To date, we have issued approximately 7.1 million common shares to Ginkgo in respect of certain Equity Milestone Events that have occurred. Additional tranches of common shares will be issued if and when additional Equity Milestone Events are reached. The issuance of such common shares, if any, would dilute holders of our common shares. In addition, Altria has pre-emptive rights to subscribe for additional common shares in us following any issuances we make to Ginkgo pursuant to the Ginkgo Collaboration Agreement, and the issuance of such common shares, if any, would further dilute holders of our common shares.
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
Our management, directors and employees own a substantial number of our outstanding common shares (on a fully diluted basis). In addition, as of December 31, 2022, Altria beneficially owned approximately 41% of our outstanding common shares (calculated on a non-diluted basis). As such, our management, directors and employees, as a group, and Altria each are in a position to exercise significant influence over matters requiring shareholder approval, including the election of directors and the determination of significant corporate actions. In addition, these shareholders could delay or prevent a change in control that could otherwise be beneficial to holders of common shares.
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
We will be classified as a passive foreign investment company (“PFIC”) for any taxable year for U.S. federal income tax purposes if for a taxable year, (i) 75% or more of our gross income is passive income, or (ii) 50% or more of the value of our assets either produce passive income or are held for the production of passive income, based on the quarterly average of the fair market value of such assets. The determination of PFIC status depends on interpretive rules and computational conventions that are often unclear. In particular, in making our determination, we are relying on the application of certain “look-through” rules, taking into account certain intercompany items. There is, however, no direct legal authority applying these look-through rules to our particular situation (including to what extent, they apply to intercompany items). Likewise, in light of the volatility of our common share price, we intend to take the position that the spot trading price of our stock at each quarter end, as adjusted by liabilities, does not dictate the determination of the fair market value of our assets. Based on current business plans and financial expectations, an independent valuation report in respect of our assets, and the application of certain look-through rules (including the taking into account of certain intercompany items), we do not expect to be a PFIC for the taxable year ending December 31, 2023. However, PFIC status is determined annually and depends upon the composition of our gross income and assets, both of which are subject to change. Moreover, there can be no assurance that the Internal Revenue Service (“IRS”) or a court will agree with our interpretation of fair market value or its computation, or with our interpretation of the PFIC rules (including the “look-through” rules and the scope of their application, including in respect of intercompany items). Therefore, there can be no assurance as to our PFIC status for the current taxable year or for future taxable years, nor any assurance that the IRS or a court will agree with our determination of our PFIC status.

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
The COVID-19 pandemic has in the past, and could in the future, severely restrict the level of economic activity around the world and in all countries in which we or our affiliates, investments and joint ventures operate (including the U.S., Canada, and Israel). In response to the COVID-19 pandemic the governments of many countries, states, provinces, municipalities, and other geographic regions took preventative or protective actions, such as imposing restrictions on travel and business operations, ordering temporary closures of businesses and advising or requiring individuals to limit or forego their time outside of their homes. Although many preventative or protective actions have been eased or lifted in varying degrees by different governments of various countries, states and municipalities, the situation remains dynamic and subject to rapid and possibly material changes. Notwithstanding widespread vaccine availability within Canada, the U.S. and Israel, the emergence of COVID-19 variants and slowing vaccination rates in certain localities have resulted in increased infection rates and has caused, and may continue to cause, several jurisdictions to reinstitute certain COVID-19 restrictions. Additional waves of increased COVID-19 infections as well as COVID-19 related restrictions imposed by various governmental authorities (including, for example, requirements to show proof of vaccination), could negatively impact our supply chain, as well as traffic and sales volume for retailers offering the Company’s products, which in turn could have an adverse effect on our business, financial condition and results of operations.
Further effects of the COVID-19 pandemic and any emerging COVID-19 variants could include closures of our or our joint ventures’ facilities or the facilities of our suppliers and other vendors in our supply chain and other preventive and protective measures in our supply chain. If the pandemic persists, including if and when new variants of the virus emerge, closures or other restrictions on the conduct of business operations of our joint ventures, third party manufacturers, suppliers or vendors could disrupt our supply chain. We have experienced minor delays in shipping and the increased global demand on shipping and transport services, in addition to customs and border control policies put in place in response to COVID-19 that require shipments to undergo quarantine periods, may cause us to experience delays or increased costs in the future which could impact our ability to obtain materials or deliver our products in a timely manner, could otherwise disrupt our operations and could have an adverse effect on our business, financial condition and results of operations.
The global impact of the COVID-19 pandemic continues to evolve, and the extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain, including the duration, scope and severity of the pandemic, the development and availability of effective treatments and vaccines, further actions taken by governments and other third parties to contain or mitigate its impact, the direct and indirect economic effects of the pandemic and related containment measures, and new information that will emerge concerning the severity and impact of COVID-19 and new variants of the virus, among others. Even after the COVID-19 pandemic subsides, our businesses could also be negatively impacted should the effects of the COVID-19 pandemic lead to changes in consumer behavior, including as a result of a decline in the level of vaping or demand for inhalable products in light of certain recent published articles and studies on the potential increased susceptibility of individuals who smoke or vaporize nicotine or cannabis to COVID-19, in light of changes in consumer behavior such as reduced spending on certain product formats historically used in shared experiences such as pre-rolls or in reductions in discretionary spending.
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
Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters, that could expose us to numerous risks.
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, Nasdaq and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on environmental, social and governance (“ESG”) matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s recently proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our initiatives or goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

Climate change may disrupt our business and our efforts to address concerns relating to climate change could result in damage to our reputation.
Our business and that of our joint venture partners involves the growing of cannabis, an agricultural product, and adverse weather conditions have historically caused volatility in the agricultural industry and consequently in operating results by causing crop failures or significantly reduced harvests, which may negatively affect the supply and pricing of agricultural commodities, such as cannabis. Additionally, the potential physical impacts of climate change are uncertain and may vary by region. These potential effects could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperature levels that could adversely impact our costs and business operations, the location, costs, and competitiveness of cannabis production and related storage and processing facilities and the supply of cannabis.
We are also exposed to risks resulting from changes in public policy, laws and regulations, or market and public perceptions and preferences in connection with the transition to a less carbon-dependent economy. These changes could adversely affect our business, results of operations and reputation.
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
We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. Although our business has not been, to the date of this Annual Report, materially impacted by the ongoing military conflict in Ukraine, it is impossible to predict the extent to which our operations, or those of our suppliers and vendors, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but may be substantial. In addition, the effects of the ongoing conflict could heighten any of our known risks described above.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Our executive offices are located in Toronto, Ontario in Canada, where we lease office space. As of December 31, 2022, our Rest of World segment owned various manufacturing facilities in the Canadian provinces of Manitoba and Ontario, and in Hadera, Israel. As of December 31, 2022, our United States segment leased office space and manufacturing facilities in Los Angeles, California. Management believes that our existing facilities are adequate to meet our current requirements and, to the extent that our facilities are leased, comparable space is readily available.

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
Regulatory reviews relating to restatement
The Company previously responded to requests for information from various regulatory authorities relating to its previously disclosed restatement of its financial statements for the first three quarters of 2019 as well as the previously disclosed restatement of the second quarter of 2021 interim financial statements (collectively, the “Restatements”). On October 24, 2022, the Company announced settlements with those regulatory authorities as follows:
SEC Settlement
On October 24, 2022, the SEC issued an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 8(a) of the Securities Act of 1933 (the “Securities Act”) and Section 21(c) of the Exchange Act, Making Findings, and Imposing a Cease-and-Desist Order (the “Settlement Order”) resolving the Restatements.
The Company agreed to settle with the SEC, without admitting or denying the allegations described in the Settlement Order. The Settlement Order fully and finally disposes of the investigation of the Company by the SEC into the Restatements without the payment of any civil penalty or other amount.
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
As a result of the Settlement Order, the Company (i) lost its status as a well-known seasoned issuer for a period of three years, (ii) is unable to rely on the private offering exemptions provided by Regulations A and D under the Securities Act for a period of five years and (iii) is unable to rely on the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995 for a period of three years.
Ontario Securities Commission Settlement
On October 24, 2022, the Ontario Capital Markets Tribunal approved a settlement agreement (the “Settlement Agreement”) between the Company and the staff of the Ontario Securities Commission (“OSC”), resolving the Restatements.

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
Litigation relating to marketing, distribution and sale of products
On June 16, 2020, an alleged consumer filed a Statement of Claim on behalf of a class in the Court of King’s Bench of Alberta in Alberta, Canada, against the Company and other Canadian cannabis manufacturers and/or distributors. On December 4, 2020, a Third Amended Statement of Claim was filed, which added a second alleged consumer. The Third Amended Statement of Claim alleges claims related to the defendants’ advertised content of cannabinoids in cannabis products for medicinal use on or after June 16, 2010 and cannabis products for adult use on or after October 17, 2018. The Third Amended Statement of Claim seeks a total of C$500 million for breach of contract, compensatory damages, and unjust enrichment or such other amount as may be proven in trial and C$5 million in punitive damages against each defendant, including the Company. The Third Amended Statement of Claim also seeks interest and costs associated with the action. The Company has not responded to the Third Amended Statement of the Claim. On January 31, 2022, upon consent of the Company and the plaintiffs, the court dismissed the case in its entirety as to the Company.
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
Holders
As of February 24, 2023, there were approximately 107 holders of record of our common shares. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information concerning securities authorized for issuance under equity compensation plans will be set forth in the Company’s definitive proxy statement for its 2023 Annual Meeting of Shareholders or an amendment to this Annual Report to be filed within 120 days of our fiscal year end.
Purchases of Equity Securities by the Issuer and Affiliated Persons
None.
Recent Sales of Unregistered Securities
None.
Performance Graph
The following performance graph compares the cumulative total shareholder return of our common shares as listed on Nasdaq with the cumulative total return of the S&P 500 Index and a market-weighted index of publicly traded peers over the 58-month period beginning on February 27, 2018 and ending on December 31, 2022. The new peer group includes Aurora Cannabis Inc., Canopy Growth Corporation, Green Thumb Industries, Inc., HEXO Corporation, Organigram Holdings Inc., Tilray Inc., and Trulieve Cannabis Corp., (the “New Peer Group”). The graph assumes that $100 is invested in each of our common shares, the S&P 500 Index, and the indices of publicly traded peers on February 27, 2018 and that all dividends, if applicable, were reinvested. Past performance may not be indicative of future performance.
The old peer group included Aurora Cannabis Inc., Canopy Growth Corporation, Green Thumb Industries, Inc., HEXO Corporation, iAnthus Capital Holdings Inc., Organigram Holdings Inc., and Tilray Inc. (the “Old Peer Group”). iAnthus Capital Holdings Inc. was removed from the New Peer Group and replaced with Trulieve Cannabis Corp. to better align the New Peer Group, as iAnthus Capital Holdings Inc.’s share price has fallen to a nominal value.

Date	Cronos Group Inc.	S&P 500	Old Peer Group	New Peer Group
February 27, 2018	$100.00	$100.00	$100.00	$100.00
March 31, 2018	$88.32	$97.46	$111.22	$114.36
June 30, 2018	$85.56	$100.81	$121.53	$136.42
September 30, 2018	$145.93	$108.58	$190.41	$217.76
December 31, 2018	$136.35	$93.90	$98.39	$115.61
March 31, 2019	$241.86	$106.71	$145.34	$187.52
June 30, 2019	$209.71	$111.31	$124.13	$155.63
September 30, 2019	$118.77	$113.20	$70.99	$101.19
December 31, 2019	$100.66	$123.46	$55.09	$60.79
March 31, 2020	$74.41	$99.27	$32.45	$36.12
June 30, 2020	$78.87	$119.66	$37.99	$39.30
September 30, 2020	$65.75	$130.35	$33.33	$35.71
December 31, 2020	$91.08	$146.18	$58.43	$57.65
March 31, 2021	$124.15	$155.21	$80.99	$85.50
June 30, 2021	$112.86	$168.47	$70.52	$74.35
September 30, 2021	$74.28	$169.46	$47.25	$42.72
December 31, 2021	$51.44	$188.14	$32.67	$28.17
March 31, 2022	$51.05	$179.49	$29.70	$36.89
June 30, 2022	$37.01	$150.59	$11.66	$15.59
September 30, 2022	$37.01	$143.24	$11.13	$14.14
December 31, 2022	$33.33	$154.07	$9.00	$11.88
*$100 invested on 2/27/18 in stock or 2/28/18 in index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2022 Standard & Poor’s, a division of S&P Global. All rights reserved.

ITEM 6. RESERVED
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and related notes, which are included in Item 8 of this Annual Report on Form 10-K (this “Annual Report”), to enhance the understanding of our operations and our present business environment.
This discussion contains Forward-Looking Statements that involve risks and uncertainties.
For more information about our operations and the risks facing our business, see Item 1 “Business” and Item 1A “Risk Factors”, respectively, of this Annual Report.
Business Overview
Cronos is an innovative global cannabinoid company committed to building disruptive intellectual property by advancing cannabis research, technology and product development. With a passion to responsibly elevate the consumer experience, Cronos is building an iconic brand portfolio. Cronos’ diverse international brand portfolio includes Spinach®, PEACE NATURALS® and Lord Jones®.
Unless otherwise noted or the context indicates otherwise, references in this Annual Report to the “Company”, “Cronos”, “we”, “us” and “our” refer to Cronos Group Inc., its direct and indirect wholly owned subsidiaries and, if applicable, its joint ventures and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; the term “U.S. hemp” has the meaning given to term “hemp” in the U.S. Agricultural Improvement Act of 2018, including hemp-derived cannabidiol (“CBD”).
Strategy
Cronos seeks to create value for shareholders by focusing on four core strategic priorities:
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
The U.S. segment manufactures, markets and distributes U.S. hemp-derived products through e-commerce, retail and hospitality partner channels in the United States under the Lord Jones® brand.
The ROW segment is involved in the cultivation, manufacturing, and marketing of cannabis products for the medical and adult-use markets. In Canada, Cronos operates two wholly owned license holders under the Cannabis Act (Canada) (the “Cannabis Act”), Peace Naturals Project Inc. (“Peace Naturals”), which has production facilities near Stayner, Ontario (the “Peace Naturals Campus”), and Thanos Holdings Ltd., known as Cronos Fermentation (“Cronos Fermentation”), which has a production facility in Winnipeg, Manitoba. In Israel, the Company operates under the IMC-GAP, IMC-GMP and IMC-GDP certifications required for the cultivation, production and marketing of dried flower, pre-rolls and oils in the Israeli medical market. Cronos has established two strategic joint ventures in Canada and Israel. Additionally, as of December 31, 2022, Cronos held approximately 10% of the issued capital of Vitura Health Limited (“Vitura”), formerly known as Cronos Australia Limited, which is listed on the Australian Securities Exchange under the trading symbol “VIT” and approximately 13.7% of the issued capital of Natuera.

Recent Developments
COVID-19
In December 2019, an outbreak of a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. Since then, COVID-19 has spread across the globe, including the U.S., Canada and Israel, and other countries in which Cronos or its affiliates operate, and was recognized as a pandemic by the World Health Organization. The COVID-19 pandemic resulted in a sharp contraction in many areas of the global economy and increased volatility and uncertainty in the capital markets. In response to the pandemic, the governments of many countries, provinces, states, municipalities, and other geographic regions took preventative or protective actions, including closures of certain businesses, mandatory quarantines, limits on individuals’ time outside of their homes, travel restrictions and social distancing or other preventative measures. Such measures have been eased or lifted in varying degrees by different governments of various countries, states and municipalities since implementation in 2020, but the continued spread of COVID-19 and increased infection rates has caused, and may continue to cause, some jurisdictions to roll back reopening plans that had been underway and re-impose quarantines, border closures, closure of certain businesses and stay-at-home orders.
The COVID-19 pandemic continues to impact the global economy and, specifically, the U.S., Canada, Israel, and the other countries in which Cronos or its affiliates operate. We continue to closely monitor and respond, where possible, to the ongoing COVID-19 pandemic. As the global situation continues to change rapidly, ensuring the health and safety of our employees remains one of our top priorities.
In the U.S., numerous states have continued to remove their COVID-19 related restrictions. This has resulted in the re-opening of, and increased occupancy capacities in, retail outlets, including those that sell our products. Any reinstatement of restrictions on the operations of retail outlets could negatively impact our short-term results of operations in the U.S. Additionally, in the U.S., there have been a number of supply chain challenges, such as container ships facing delays due to congestion in ports, impacting many industries, including the industries in which we operate. Although we have not yet seen a significant impact from supply chain disruptions, we continue to monitor our supply chain closely.
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
2022 Business Highlights
Spinach® Branded Product Portfolio Expansion in Canada
Throughout 2022, the Company expanded its Spinach® gummies portfolio under both SOURZ by Spinach® and Spinach FEELZ™, with the following new products:
•April 2022: SOURZ by Spinach® Cherry Lime (Hybrid), 10mg of THC per pack
•July 2022: Spinach FEELZ™ DEEP DREAMZ CBN, 10mg of THC and 5mg of CBN per pack
•October 2022: SOURZ by Spinach® Tropical Triple Berry 2:1 CBD:THC, 20mg of CBD and 10mg of THC per pack
•December 2022: Spinach FEELZ™ 1:3 THC+CBC Mango Lime, 10mg of THC and 30mg of CBC per pack

In 2022, Cronos was also focused on renovating both its vape and pre-roll offerings and launched the products below in those categories in 2022:
Vape:
•August 2022: Spinach FEELZ™ Deep Dreamz Blackberry Kush (7:1 THC|CBN) 1-gram vape
•May 2022: Spinach® Cosmic Green Apple and Polar Mint Vortex (800 mg/g THC) 1-gram vapes
In November, 2022, Cronos launched two infused pre-rolls in Canada. The first, Fully Charged Atomic GMO, was launched under the Spinach® brand and is offered in a 5-pack with 0.5 grams per pre-roll. Second, Cronos launched Tropical Diesel CBG, a 3-pack of CBG infused pre-rolls with 0.5 grams per pre-roll under the Spinach FEELZ™ sub-brand.
Intellectual property initiatives
In 2022, we continued to progress our fermentation initiative in partnership with Ginkgo. We achieved equity milestones for the following cannabinoids in 2022:
•June 2022: tetrahydrocannabivaric acid (“THCVA”)
•November 2022: cannabichromenic acid (“CBCA”)
•December 2022: cannabichromevarinic acid (“CBCVA”)
Strategic and Organizational Update
In February 2023, the Company announced a shift in its strategic plans for the Realignment, with the intent to retain select components of its operations at the Peace Naturals Campus, namely distribution and warehousing, certain research and development activities and manufacturing of certain of the Company’s proprietary innovation products.
Appointments
In March 2022, the Board of Directors appointed Cronos’s founder, Mike Gorenstein, as Chairman, President and Chief Executive Officer. Mr. Gorenstein previously served as Chairman, President and Chief Executive Officer of Cronos until September 2020, when he transitioned to the Executive Chairman role.
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
In October 2022, Jeff Jacobson was appointed Chief Growth Officer. Mr. Jacobson previously served as the Company’s Senior Vice President, Head of Growth (North America). Mr. Jacobson has been with Cronos since December 2016 and was a co-founder of Peace Naturals Project Inc. Mr. Jacobson’s expertise and experience in licensing and compliance, new business development, project management and resource management assist Cronos in developing and penetrating domestic and international markets.
In November 2022, the Company appointed James Holm as Chief Financial Officer after nearly two decades of finance and accounting experience at leading companies across industries. He most recently served as the Global Vice President of Finance Transformation at Vertiv, a global provider of critical digital infrastructure and continuity solutions, where he led the company’s centralization, standardization and optimization to a Global Shared Service hub for finance processes. Before joining Vertiv, Mr. Holm served as Finance Leader, Finance Solutions & Process Transformation Organization at Worldpay, one of the largest global payment processors. There he drove financial reporting accuracy, capabilities and enhancements across the company. Earlier in his career, he held multiple positions of increasing seniority in the finance department during his eight-year tenure at Procter and Gamble.
2021 Compared to 2020
Results of Operations
For a discussion of our 2021 results of operations compared to 2020, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Cash Flows

For a discussion of our 2021 cash flows compared to 2020, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Foreign currency exchange rates
All currency amounts in this Annual Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of December 31, 2022 and December 31, 2021, as reported on Bloomberg. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The consolidated statements of net income (loss) and comprehensive income (loss) and consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, as reported on Bloomberg.
The exchange rates used to translate from Canadian dollars (“C$”) to dollars are shown below:

(Exchange rates are shown as C$ per $)	Year ended December 31,
	2022	2021	2020
Average rate	1.3017	1.2541	1.3411
Spot rate	1.3554	1.2746	1.2751
Consolidated Results of Operations
The tables below set forth our consolidated results of operations, expressed in thousands of U.S. dollars for the periods presented. Our consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods.

	Year ended December 31,
	2022	2021
Net revenue before excise taxes	$114,456	$89,486
Excise taxes	(22,552)	(15,051)
Net revenue	91,904	74,435
Cost of sales	79,935	80,008
Inventory write-down	—	11,961
Gross profit	11,969	(17,534)
Operating expenses:
Sales and marketing	22,282	44,937
Research and development	13,381	23,331
General and administrative	71,178	96,482
Restructuring costs	5,333	—
Share-based compensation	15,115	10,151
Depreciation and amortization	6,025	4,484
Impairment loss on goodwill and indefinite-lived intangible assets	—	236,056
Impairment loss on long-lived assets	3,493	127,619
Total operating expenses	136,807	543,060
Operating loss	(124,838)	(560,594)
Other income (expense)	(9,721)	163,459
Income tax benefit (expense)	(34,175)	431
Loss from discontinued operations	—	(500)
Net loss	(168,734)	(397,204)
Net loss attributable to non-controlling interest	—	(1,097)
Net loss attributable to Cronos Group	$(168,734)	$(396,107)

Summary of select financial results

	Year ended December 31,		Change
	2022	2021	$	%
Net revenue	$91,904	$74,435	$17,469	23%
Cost of sales	79,935	80,008	(73)	—%
Inventory write-down	—	11,961	(11,961)	(100)%
Gross profit	11,969	(17,534)	29,503	168%
Gross margin(i)	13%	(24)%	N/A	37	pp
(i)Gross margin is defined as gross profit divided by net revenue.
Net revenue
For 2022, we reported consolidated net revenue of $91.9 million, representing a $17.5 million increase from 2021. This change was primarily due to higher cannabis flower sales in the Israeli medical market and higher cannabis extract sales in the Canadian adult-use market, partially offset by a reduction in revenue in the U.S. segment, lower cannabis flower sales in the Canadian adult-use market driven by an unfavorable price/mix shift and the impact of the weakening Canadian dollar against the U.S. dollar during 2022.
Cost of sales
For 2022, we reported consolidated cost of sales of $79.9 million, essentially flat with 2021, despite a 23% increase in net revenue. This was primarily due to lower cannabis biomass costs, lower sales volumes in the U.S. segment and the impact of the weakening Canadian dollar against the U.S. dollar during the period, partially offset by higher sales volumes in the ROW segment and lower fixed cost absorption due to the timing of the wind-down of cultivation and certain production activities associated with the change in the nature of operations at the Peace Naturals Campus.
Inventory write-downs
For 2021, we reported inventory write-downs of $12.0 million, primarily related to cannabis strains and potency levels that were no longer in-line with consumer preferences in the Canadian market and adjustments for obsolete inventory in Canada. We reported no inventory write-downs for 2022.
Gross profit
For 2022, we reported consolidated gross profit of $12.0 million, representing a $29.5 million improvement from 2021. The improvement in gross profit is primarily due to increased revenue in the ROW segment driven mainly by a favorable mix of cannabis extract products, which carry a higher gross profit and gross margin than other product categories, higher sales of cannabis flower in Israel, the absence of inventory write-downs in 2022, and lower cannabis biomass costs, partially offset by lower revenue in the U.S. segment and lower fixed cost absorption due to the timing of the wind-down of cultivation and certain production activities associated with the change in the nature of operations at the Peace Naturals Campus.
Operating expenses

	Year ended December 31,		Change
	2022	2021	$	%
Sales and marketing	$22,282	$44,937	$(22,655)	(50)%
Research and development	13,381	23,331	(9,950)	(43)%
General and administrative	71,178	96,482	(25,304)	(26)%
Restructuring costs	5,333	—	5,333	100%
Share-based compensation	15,115	10,151	4,964	49%
Depreciation and amortization	6,025	4,484	1,541	34%
Impairment loss on goodwill and indefinite-lived intangible assets	—	236,056	(236,056)	(100)%
Impairment loss on long-lived assets	3,493	127,619	(124,126)	(97)%
Operating expenses	$136,807	$543,060	$(406,253)	(75)%
Sales and marketing
For 2022, we reported sales and marketing expenses of $22.3 million, representing a decrease of $22.7 million from 2021. The decrease was primarily due to lower advertising and marketing spend and lower personnel-related costs in the U.S. segment as a result of the Realignment.

Research and development
For 2022, we reported research and development expenses of $13.4 million, representing a decrease of $10.0 million from 2021. This decrease was primarily due to lower costs associated with the Ginkgo Collaboration Agreement and cancellation of beauty-focused product development spending in the U.S. segment.
General and administrative
For 2022, we reported general and administrative expenses of $71.2 million, representing a decrease of $25.3 million from 2021. The decrease was primarily due to lower expected credit losses on our loans to joint venture partners when compared to 2021, lower legal and advisory fees associated with strategic initiatives and lower personnel-related costs associated with the Realignment.
Restructuring costs
For 2022, we reported restructuring costs of $5.3 million, compared to no restructuring costs in 2021. The restructuring costs in 2022 were related to Realignment activities. For further information, see Note 16 “Restructuring” to the consolidated financial statements in Item 8 of this Annual Report.
Share-based compensation
For 2022, we reported share-based compensation expenses of $15.1 million, representing an increase of $5.0 million from 2021. The increase was primarily due to the acceleration of expense on equity awards granted to certain executive employees in connection with their separation from the Company as well as the approval for grant of previously held-back equity awards granted to certain executives in connection with the SEC and OSC settlements. For further information, see Note 10 “Share-based Compensation” to the consolidated financial statements in Item 8 of this Annual Report.
Depreciation and amortization
For 2022, depreciation and amortization expenses were $6.0 million, representing an increase of $1.5 million from 2021. The increase was primarily due to higher amortization on our Ginkgo exclusive license intangible assets.
Impairment loss on goodwill and indefinite-lived intangible assets
For 2021, we reported impairment loss on goodwill and intangible assets of $236.1 million due to impairment charges on the goodwill associated with our U.S. reporting unit and impairment on our Lord Jones® brand. For 2022, we reported no such impairment losses. For further information, see Note 6 “Goodwill and Intangible Assets, net” to the consolidated financial statements in Item 8 of this Annual Report.
Impairment loss on long-lived assets
During 2022, we recorded impairment charges of $3.5 million related to the right-of-use lease asset and leasehold improvements associated with our corporate headquarters in Toronto, Ontario, Canada, which the Company plans to sublease. For 2021, we recorded an impairment charge of $119.9 million on long-lived assets related to the previously announced planned exit from the Peace Naturals Campus. Additionally, in 2021, we recorded impairment charges of $4.8 million related to our Ginkgo exclusive licenses for cannabigerolic acid (“CBGA”) and cannabigerovarinic acid (“CBGVA”) for the difference between the fair value of the licenses and the consideration paid. Furthermore, in 2021, our U.S. segment recorded impairment charges of $1.2 million on property, plant, and equipment where the carrying value of those assets was not recoverable and a $1.7 million impairment charge related to ceasing use of certain leased premise and the derecognition of the associated right-of-use asset. See Note 5 “Property, plant and equipment, net” Note 6, “Goodwill and Intangible Assets, net” and Note 7 “Leases” to the consolidated financial statements in Item 8 of this Annual Report for additional information.

Total other income, income tax benefit (expense) and loss from discontinued operations

	Year ended December 31,		Change(i)
	2022	2021	$	%
Interest income, net	$22,537	$9,071	$13,466	148%
Gain on revaluation of derivative liabilities	14,060	151,360	(137,300)	(91)%
Impairment loss on other investments	(61,392)	—	(61,392)	N/M
Share of income (loss) from equity method investments	3,114	(6,313)	9,427	149%
Gain on revaluation of financial instruments	14,739	8,611	6,128	71%
Foreign currency transaction loss	(2,286)	—	(2,286)	N/M
Other, net	(493)	730	(1,223)	(168)%
Total other income	(9,721)	163,459	(173,180)	(106)%
Income tax benefit (expense)	(34,175)	431	(34,606)	N/M
Loss from discontinued operations	—	(500)	500	(100)%
Net loss	$(168,734)	$(397,204)	$228,470	58%
(i)“N/M” is defined as not meaningful.
Interest income, net
For 2022, we reported interest income, net of $22.5 million, representing an increase of $13.5 million from 2021 primarily due to higher short-term investment balances and higher interest rates in 2022 when compared to 2021.
Gain on revaluation of derivative liabilities
For 2022, we reported a gain on revaluation of derivative liabilities of $14.1 million, representing a decrease of $137.3 million from 2021 primarily due to the greater impact on the derivative liabilities in 2021 from the decreased estimated term of the derivative instruments and the decreased price of Cronos common shares.
Impairment loss on other investments
For 2022, impairment loss on other investments was $61.4 million, driven by impairment charges recorded on our PharmaCann Option for the difference between its estimated fair value and its carrying amount. There were no such impairment losses on other investments during 2021. For more information, see Note 3 “Investments” to the consolidated financial statements in Item 8 of this Annual Report for additional information.
Share of income (loss) from equity method investments
For 2022, we reported share of income from equity method investments of $3.1 million, representing an increase of $9.4 million from 2021. The change was primarily due to improved results from our equity method investment in Cronos GrowCo.
Gain (loss) on revaluation of financial instruments
For 2022, we reported a gain on revaluation of financial instruments of $14.7 million, representing an increase of $6.1 million from 2021. The increase was due to the change in fair value of our investment in Vitura. See Note 3 “Investments” to the consolidated financial statements in Item 8 of this Annual Report for additional information.
Foreign currency transaction loss
For 2022, foreign currency transaction loss was $2.3 million, which related to certain foreign currency-denominated intercompany loans anticipated to be settled in the foreseeable future. There were no such foreign currency transaction gains or losses during 2021.
Other, net
For 2022, other, net was a loss of $0.5 million, compared to income of $0.7 million in 2021. The change was primarily due to loss on disposal of assets associated with the Realignment, partially offset by $0.4 million of dividend income from our Vitura investment during 2022.
Income tax benefit (expense)
For 2022, we reported income tax expense of $34.2 million, compared to an income tax benefit of $0.4 million in 2021. The change was due primarily to a capital gain for tax purposes of $479.8 million, which resulted in an income tax liability of $34.2 million, related to the irrevocable relinquishment by Altria of the Warrant on December 16, 2022.

Loss from discontinued operations
For 2021, we reported loss from discontinued operations of $0.5 million. There was no such loss from discontinued operations in 2022.
Results of Operations by Business Segment: 2022 compared with 2021
The tables below set forth our consolidated results of operations by our two business segments: the ROW segment and the U.S. segment, expressed in U.S. dollars and in thousands for the periods presented. Our consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods. Certain totals in the tables below will not sum to exactly 100% due to rounding.
Summary of financial results – ROW

	Year ended December 31,		Change
	2022	2021	$	%
Net revenue	$86,749	$64,561	$22,188	34%
Cost of sales	71,313	70,193	1,120	2%
Inventory write-down	—	11,961	(11,961)	(100)%
Gross profit	15,436	(17,593)	33,029	188%
Gross margin	18%	(27)%	N/A	45	pp
Net revenue – ROW

	Year ended December 31,		Change
	2022	2021	$	%
Cannabis flower	$63,593	$55,194	$8,399	15%
Cannabis extracts	22,522	8,807	13,715	156%
Other	634	560	74	13%
Net revenue	$86,749	$64,561	$22,188	34%
For 2022, the ROW segment reported net revenue of $86.7 million, representing an increase of $22.2 million from 2021. This increase was primarily due to higher cannabis extract sales in the Canadian adult-use market and higher cannabis flower sales in the Israeli medical market, partially offset by lower cannabis flower sales in the Canadian adult-use market driven by an unfavorable price/mix shift and the impact of the weakening Canadian dollar against the U.S. dollar during 2022.
Cost of sales - ROW
For 2022, the ROW segment reported a year-over-year increase in cost of sales of 2%, while net revenue increased 34%. This increase was primarily due to higher sales volumes and lower fixed cost absorption due to the timing of the wind-down of cultivation and certain production activities associated with the change in the nature of operations at the Peace Naturals Campus, partially offset by lower cannabis biomass costs and the impact of the weakening Canadian dollar against the U.S. dollar during 2022.
Inventory write-downs - ROW
We reported no inventory write-downs for 2022. For 2021, we reported inventory write-downs of $12.0 million, primarily related to cannabis strains and potency levels that were no longer in-line with consumer preferences in the Canadian market and adjustments for obsolete inventory in Canada.
Gross profit - ROW
For 2022, the ROW segment reported gross profit of $15.4 million, representing an increase of $33.0 million from 2021. The improvement in gross profit is primarily due to increased revenue driven mainly by a favorable mix of cannabis extract products, which carry a higher gross profit and gross margin than other product categories, sales of cannabis flower in Israel, the absence of inventory write-downs in 2022, and lower cannabis biomass costs, partially offset by lower fixed cost absorption due to the timing of the wind-down of cultivation and certain production activities at the Peace Naturals Campus.

Summary of financial results – U.S.

	Year ended December 31,		Change
	2022	2021	$	%
Net revenue	$5,155	$9,874	$(4,719)	(48)%
Cost of sales	8,622	9,815	(1,193)	(12)%
Gross profit	$(3,467)	$59	$(3,526)	N/M
Gross margin	(67)%	1%	N/A	(68)	pp
Net revenue – U.S.
For 2022, the U.S. segment reported net revenue of $5.2 million, representing a decrease of $4.7 million from 2021. The decrease in sales was driven by the decision to exit the adult beauty business, a decrease in promotional spending and SKU rationalization efforts as the Company implements the Realignment in the U.S. segment.
Cost of sales – U.S.
For 2022, the U.S. segment reported cost of sales of $8.6 million, representing a decrease of $1.2 million from 2021. This decrease was primarily due to lower sales volumes due to the decision to exit the adult beauty business, partially offset by higher inventory reserves associated with discontinued products.
Gross profit – U.S.
For 2022, the U.S. segment reported negative gross profit of $3.5 million, representing a decrease in gross profit of $3.5 million from 2021. This decrease was primarily due to the decision to exit the adult beauty business and higher inventory reserves associated with discontinued products.

Non-GAAP Measures
Cronos reports its financial results in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). This Annual Report refers to measures not recognized under U.S. GAAP (“non-GAAP measures”). These non-GAAP measures do not have a standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similar measures presented by other companies. Rather, these non-GAAP measures are provided as a supplement to corresponding U.S. GAAP measures to provide additional information regarding our results of operations from management’s perspective. Accordingly, non-GAAP measures should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. All non-GAAP measures presented in this Annual Report are reconciled to their closest reported GAAP measure. Reconciliations of historical adjusted financial measures to corresponding U.S. GAAP measures are provided below.
Adjusted EBITDA
Management reviews Adjusted EBITDA, a non-GAAP measure which excludes non-cash items or items that do not reflect management’s assessment of ongoing business performance of our operating segments. Management defines Adjusted EBITDA as net income (loss) before interest, tax expense (benefit), depreciation and amortization adjusted for: share of income (loss) from equity method investments; impairment loss on goodwill and intangible assets; impairment loss on long-lived assets; (gain) loss on revaluation of derivative liabilities; (gain) loss on revaluation of financial instruments; transaction costs related to strategic projects; impairment loss on other investments; foreign currency transaction loss; other, net; loss from discontinued operations; restructuring costs; share-based compensation; and financial statement review costs and reserves related to the restatements of our 2019 and 2021 interim financial statements (the “Restatements”), including the costs related to the settlement of the SEC’s and the OSC’s investigations of the Restatements and legal costs defending shareholder class action complaints brought against us as a result of the 2019 restatement (see Part I, Item 3, Legal Proceedings, of this Annual Report for a discussion of the settlement of the SEC’s and OSC’s regulatory reviews relating to the Restatements and shareholder class action complaints relating to the restatement of the 2019 interim financial statements).
Management believes that Adjusted EBITDA provides the most useful insight into underlying business trends and results and provides a more meaningful comparison of year-over-year results. Management uses Adjusted EBITDA for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets.

Adjusted EBITDA is reconciled to net income (loss) as follows:

(in thousands of U.S. dollars)	Year ended December 31, 2022
	US	ROW	Corporate	Total
Net loss	$(84,194)	$(54,129)	$(30,411)	$(168,734)
Interest income, net	(4,518)	(18,019)	—	(22,537)
Income tax expense	—	34,175	—	34,175
Depreciation and amortization	1,485	11,637	—	13,122
EBITDA	(87,227)	(26,336)	(30,411)	(143,974)
Share of income from equity accounted investments	—	(3,114)	—	(3,114)
Impairment loss on long-lived assets(ii)	—	3,493	—	3,493
Gain on revaluation of derivative liabilities(iii)	—	(14,060)	—	(14,060)
Gain on revaluation of financial instruments(iv)	—	(14,739)	—	(14,739)
Impairment loss on other investments(vi)	61,392	—	—	61,392
Foreign currency transaction loss	—	2,286	—	2,286
Other, net(vii)	169	324	—	493
Restructuring costs(ix)	1,788	3,545	—	5,333
Share-based compensation(x)	3,744	11,371	—	15,115
Financial statement review costs(xi)	—	—	7,167	7,167
Adjusted EBITDA	$(20,134)	$(37,230)	$(23,244)	$(80,608)

(in thousands of U.S. dollars)	Year ended December 31, 2021
	US	ROW	Corporate	Total
Net loss	$(283,883)	$(81,811)	$(31,510)	$(397,204)
Interest income, net	(40)	(9,031)	—	(9,071)
Income tax benefit	(89)	(342)	—	(431)
Depreciation and amortization	917	14,485	—	15,402
EBITDA	(283,095)	(76,699)	(31,510)	(391,304)
Share of loss from equity method investments	—	6,313	—	6,313
Impairment loss on goodwill and indefinite-lived intangible assets(i)	236,019	37	—	236,056
Impairment loss on long-lived assets(ii)	2,955	124,664	—	127,619
Gain on revaluation of derivative liabilities(iii)	—	(151,360)	—	(151,360)
Gain on revaluation of financial instruments(iv)	—	(8,611)	—	(8,611)
Transaction costs(v)	—	—	3,801	3,801
Other, net(vii)	3	(733)	—	(730)
Loss from discontinued operations(viii)	—	500	—	500
Share-based compensation(x)	3,401	6,750	—	10,151
Financial statement review costs(xi)	—	—	7,102	7,102
Adjusted EBITDA	$(40,717)	$(99,139)	$(20,607)	$(160,463)

(in thousands of U.S. dollars)	Year ended December 31, 2020
	US	ROW	Corporate	Total
Net income (loss)	$(77,368)	$32,671	$(30,573)	$(75,270)
Interest expense (income), net	18	(18,433)	—	(18,415)
Income tax expense	323	1,024	—	1,347
Depreciation and amortization	234	6,811	—	7,045
EBITDA	(76,793)	22,073	(30,573)	(85,293)
Share of loss from equity accounted investments	—	4,510	—	4,510
Impairment loss on goodwill and indefinite-lived intangible assets(i)	40,000	—	—	40,000
Gain on revaluation of derivative liabilities(iii)	—	(129,254)	—	(129,254)
Loss on revaluation of financial instruments(iv)	—	9	—	9
Transaction costs(v)	40	—	—	40
Other, net(vii)	20	1,805	—	1,825
Loss from discontinued operations(viii)	—	650	—	650
Share-based compensation(x)	8,714	6,647	—	15,361
Financial statement review costs(xi)	—	—	9,688	9,688
Gain on disposal of investments(xii)	—	(4,789)	—	(4,789)
Adjusted EBITDA	$(28,019)	$(98,349)	$(20,885)	$(147,253)
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
(ii)For the year ended December 31, 2022, impairment loss on long-lived assets relates to the Company’s decision to seek a sublease for leased office space in Toronto, Ontario, Canada during the first quarter of 2022. For the year ended December 31, 2021, impairment loss on long-lived assets relates to impairment charges on property, plant and equipment and definite-lived intangible assets in the Canadian asset group, impairment charges for the differences between the consideration paid to Ginkgo for the achievement of two equity milestones in connection with the Ginkgo Collaboration Agreement and the fair values of the CBGA exclusive license and CBGVA exclusive license as well as impairment on leased premises in the U.S. segment. See Note 5 “Property, Plant and Equipment, net” and Note 6 “Goodwill and Intangible Assets, net” to the consolidated financial statements in Item 8 of this Annual Report.
(iii)For the years ended December 31, 2022, 2021 and 2020, the gain on revaluation of derivative liabilities represents the fair value changes on the derivative liabilities. See Note 8 “Derivative Liabilities” to the consolidated financial statements in Item 8 of this Annual Report.
(iv)For the years ended December 31, 2022 and 2021, gain on revaluation of financial instruments relates primarily to our unrealized holding gain on our mark-to-market investment in Vitura as well as revaluations of financial liabilities resulting from deferred share units (“DSUs”) granted to directors. For the year ended December 31, 2020, loss on revaluation of financial instruments relates to revaluations of financial liabilities resulting from DSUs. See Note 3 “Investments” and Note 10 “Share-based Compensation” to the consolidated financial statements in Item 8 of this Annual Report.
(v)For the years ended December 31, 2021 and 2020, transaction costs represent legal, financial and other advisory fees and expenses incurred in connection with various strategic investments. These costs are included in general and administrative expenses on the consolidated statements of net income (loss) and comprehensive income (loss).
(vi)For the year ended December 31, 2022, impairment loss on other investments related to the PharmaCann Option for the difference between its fair value and carrying amount. See Note 3 “Investments” to the consolidated financial statements in Item 8 of this Annual Report.
(vii)For the year ended December 31, 2022, other, net primarily related to related to $646 loss on disposal of assets and $390 of dividends declared by Vitura on the Company’s 55,176,065 ordinary shares in the capital of Vitura. For the years ended December 31, 2021 and 2020, other, net is primarily related to (gain) loss on reclassification of held-for-sale assets and (gain) loss on disposal of assets.
(viii)For the years ended December 31, 2021 and 2020, loss from discontinued operations relates to the discontinuance of Original B.C. Ltd. (“OGBC”).
(ix)For the year ended December 31, 2022, restructuring costs related to the employee-related severance costs and other restructuring costs associated with the Realignment, including the change in the nature of operations at the Peace Naturals Campus. See Note 16 “Restructuring” to the consolidated financial statements in Item 8 of this Annual Report.
(x)For the years ended December 31, 2022, 2021 and 2020, share-based compensation relates to the vesting expenses of share-based compensation awarded to employees under our share-based award plans as described in Note 10 “Share-based Compensation” to the consolidated financial statements in Item 8 of this Annual Report.
(xi)For the years ended December 31, 2022, 2021 and 2020, financial statement review costs include costs related to the restatements of the Company’s 2019 interim financial statements and second quarter 2021 interim financial statements, costs related to the Company’s responses to requests for information from various regulatory authorities relating to such restatements, the costs related to the Settlement Order and Settlement Agreement and legal costs defending shareholder class action complaints brought against the Company as a result of the 2021 and 2019 restatements.
(xii)For the year ended December 31, 2020, gain on disposal of investments is primarily comprised of the gain recorded related to the sale of common shares of Aurora, which were received in connection with the achievement of a milestone related to Aurora’s acquisition of Whistler (“Whistler Transaction”) in 2020 and as a result of the closing of the Whistler Transaction in 2019. There were no disposals of investments during the years ended December 31, 2022 and 2021. See Note 3 “Investments” to the consolidated financial statements in Item 8 of this Annual Report.

Constant Currency
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for net revenues, gross profit, gross profit margin, operating expenses, net income (loss) and Adjusted EBITDA for 2022, as well as cash and cash equivalents and short-term investment balances as of December 31, 2022 compared to December 31, 2021, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the comparative period in 2021 rather than the actual average exchange rates in effect during 2022; constant currency current period balance sheet information is translated at the prior year-end spot rate rather than the current year-end spot rate. All growth comparisons relate to the corresponding period in 2021. We have provided this non-GAAP financial information to aid investors in better understanding the performance of our segments. The non-GAAP financial measures presented in this Annual Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.
The table below sets forth certain measures of consolidated results from continuing operations on an as-reported and constant currency basis for 2022 compared to 2021, as well as cash and cash equivalents and short-term investments as of December 31, 2022, compared to December 31, 2021, on an as-reported and constant currency basis (in thousands):

As Reported	As Adjusted for Constant Currency
Year ended December 31,	As Reported Change	Year ended December 31,	Constant Currency Change
2022	2021	$	%	2022	$	%
Net revenue	$91,904	$74,435	$17,469	23%	$95,237	$20,802	28%
Gross profit	11,969	(17,534)	29,503	168%	12,571	30,105	172%
Gross margin	13%	(24)%	N/A	37	pp	13%	N/A	37	pp

Operating expenses	136,807	543,060	(406,253)	(75)%	140,064	(402,996)	(74)%
Net loss	(168,734)	(397,204)	228,470	58%	(170,888)	226,316	57%
Adjusted EBITDA	(80,608)	(160,463)	79,855	50%	(82,116)	78,347	49%

As of December 31,	As Reported Change	As of December 31,	Constant Currency Change
2022	2021	$	%	2022	$	%
Cash and cash equivalents	$764,644	$886,973	$(122,329)	(14)%	$793,525	$(93,448)	(11)%
Short-term investments	113,077	117,684	(4,607)	(4)%	120,246	2,562	2%
Total cash and cash equivalents and short-term investments	$877,721	$1,004,657	$(126,936)	(13)%	$913,771	$(90,886)	(9)%

Net revenue

	As Reported				As Adjusted for Constant Currency
	Year ended December 31,		As Reported Change		Year ended December 31,	Constant Currency Change
	2022	2021	$	%	2022	$	%
Cannabis flower	$63,593	$55,194	$8,399	15%	$66,047	$10,853	20%
Cannabis extracts	27,677	18,681	8,996	48%	28,532	9,851	53%
Other	634	560	74	13%	658	98	18%
Net revenue	$91,904	$74,435	$17,469	23%	$95,237	$20,802	28%

	As Reported				As Adjusted for Constant Currency
	Year ended December 31,		As Reported Change		Year ended December 31,	Constant Currency Change
	2022	2021	$	%	2022	$	%
Canada	$56,233	$50,294	$5,939	12%	$58,367	$8,073	16%
Israel	30,516	13,376	17,140	128%	31,715	18,339	137%
United States	5,155	9,874	(4,719)	(48)%	5,155	(4,719)	(48)%
Other countries	—	891	(891)	(100)%	—	(891)	(100)%
Net revenue	$91,904	$74,435	$17,469	23%	$95,237	$20,802	28%
Net Revenue
For 2022, net revenue on a constant currency basis was $95.2 million, representing a 28% increase from 2021. Net revenue increased on a constant currency basis primarily due to higher cannabis extract sales in the Canadian adult-use market and higher cannabis flower sales in the Israeli medical market, partially offset by a reduction in revenue in the U.S. segment and lower cannabis flower sales in the Canadian adult-use market driven by an adverse price/mix shift.
Gross profit
For 2022, gross profit on a constant currency basis was $12.6 million, representing a 172% increase from 2021. Gross profit increased on a constant currency basis primarily due to increased revenue in the ROW segment driven mainly by a favorable mix of cannabis extract products, which carry a higher gross profit and gross margin than other product categories, higher sales of cannabis flower in Israel, the absence of inventory write-downs in 2022, and lower cannabis biomass costs, partially offset by lower revenue in the U.S. segment and lower fixed cost absorption due to the timing of the wind-down of cultivation and certain production activities associated with the change in the nature of operations at the Peace Naturals Campus.
Operating expenses
For 2022, operating expenses on a constant currency basis was $140.1 million, representing a 74% decrease from 2021. Operating expenses decreased on a constant currency basis primarily due to lower advertising and marketing spend and lower payroll-related costs in the U.S. segment as a result of the Realignment, reduced costs associated with the timing of Ginkgo milestones, cancellation of beauty-focused product development spending in the U.S. segment, and an expected credit loss allowance revaluation recognized in 2021, partially offset by higher restructuring costs related to the Realignment.
Net loss
For 2022, net loss on a constant currency basis was $170.9 million, representing a 57% improvement from 2021. Net loss improved primarily due to lower impairment charges, higher gross profit, lower operating expenses, higher interest income and higher income from equity method investments, partially offset by lower gain on revaluation of derivative liabilities and higher share-based compensation expense in 2022.
Adjusted EBITDA
For 2022, adjusted EBITDA on a constant currency basis was $82.1 million, representing a 49% improvement from 2021. Adjusted EBITDA increased on a constant currency basis primarily due to decreases in general and administrative expenses, sales and marketing expenses, and research and development expenses as a result of the Realignment, and an improvement in gross profit.
Cash and cash equivalents & short-term investments
Cash and cash equivalents and short-term investments on a constant currency basis decreased 9% to $913.8 million as of December 31, 2022 from $1,004.7 million as of December 31, 2021. The decrease in cash and cash equivalents and short-term investments is primarily due to cash flows used in operating activities in 2022.

Liquidity and Capital Resources
We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our business operations and capital expenditures over the next twelve months. Our primary need for liquidity is to fund operations and capital expenditures. Our ability to fund operations and capital expenditures depends on, among other things, future operating performance and cash flows that are subject to general economic conditions and financial and other factors, including factors beyond our control. Since 2019, we have been funded by the C$2.4 billion (approximately $1.8 billion) Altria investment in us, pursuant to which we issued to certain wholly owned subsidiaries of Altria 149,831,154 of our common shares and one warrant, as further discussed under “Altria Strategic Investment” in Item 1 of this Annual Report. As of December 31, 2022, we had $764.6 million in cash and cash equivalents and $113.1 million in short term investments, compared to $887.0 million in cash and cash equivalents and $117.7 million in short term investments as of December 31, 2021. As of both December 31, 2022 and December 31, 2021, we had no external financing.
Cash flows

(In thousands of U.S. dollars)	Year ended December 31,
	2022	2021	2020
Net cash used in operating activities	$(88,948)	$(153,616)	$(144,871)
Net cash provided by (used in) investing activities	(1,842)	(28,898)	20,150
Net cash used in financing activities	(2,897)	(13,442)	(3,051)
Effect of foreign currency translation on cash and cash equivalents	(28,642)	4,906	6,102
Net change in cash	$(122,329)	$(191,050)	$(121,670)
2022 cash flows vs 2021 cash flows
Operating activities
During 2022, we used $88.9 million of cash in operating activities, compared to $153.6 million in 2021, representing a decrease in net cash used of $66.8 million. This change is primarily driven by a $42.0 million increase in net income after adjusting for non-cash items, such as impairment charges, share-based payments, depreciation and amortization, and share of loss from investments in equity method investments in 2022, and a net increase in changes in operating assets and liabilities of $22.7 million related to the timing of collections of accounts receivables, payments for income taxes, payments for accruals and payables, and purchases of inventory.
Investing activities
During 2022, we used $1.8 million of cash in investing activities, compared to $28.9 million during 2021, representing a decrease of $27.1 million in net cash used. This change is primarily driven by the purchase of the PharmaCann Option during 2021, lower purchases of property, plant and equipment and greater repayments than disbursements on loans receivable during 2022, partially offset by a higher level of short-term investments during 2022.
Financing activities
During 2022, cash used in financing activities was $2.9 million, as compared to $13.4 million in 2021, representing a decrease of $10.5 million. This change is primarily driven by a decrease in withholding taxes paid on share-based awards.
Cash requirements
In the near-term, we expect to use our available cash and investments to operate our core business and develop new ways to serve our customers as well as invest in our various strategic partnerships and in our investees. We have maintained adequate liquidity to meet working capital requirements.
Our material cash requirements include the following contractual and other obligations as of December 31, 2022:
Leases
We have operating leases for buildings and office space, vehicles and land, and a finance lease relating to equipment. As of December 31, 2022, the future minimum payments required under these leases totaled $4.8 million, with $1.6 million payable within 12 months. Refer to Note 7 “Leases” to the consolidated financial statements in Item 8 of this Annual Report for further information.
Loans receivable with related parties
We have entered into three loan agreements with affiliates. As of December 31, 2022, Cronos GrowCo had approximately $0.7 million undrawn on its loan receivable, with no amounts expected to be drawn within 12 months. All other loans receivable have been fully drawn. Refer to Note 4 “Loans Receivable, net” to the consolidated financial statement in Item 8 of this Annual Report for further information.

Purchase obligations
Our purchase obligations primarily consist of contractual obligations to maintain the ordinary course of business through information technology and capital expenditures related to computer software, agricultural supply services and data analytics. Other purchase obligations consist of noncancellable obligations related to maintenance, internet, and telecommunication service. As of December 31, 2022, we had purchase obligations of $13.5 million, with $10.6 million payable within 12 months.
Research and development obligations
We have entered into multiple R&D contracts with partners such as Ginkgo Bioworks Holdings, Inc. (“Ginkgo”), as well as maintained internal cash requirements related to R&D activities, to continue to improve processes and gain knowledge on the cannabinoid industry. As of December 31, 2022, we had approximately $1.7 million in cash requirements related to R&D, with $1.7 million payable within 12 months. Refer to Note 9 “Commitments and Contingencies” to the consolidated financial statements in Item 8 of this Annual Report for further information.

Critical Accounting Estimates
Estimates and critical judgments by management
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates are reviewed periodically, and adjustments are made as appropriate in the year they become known. Items for which actual results may differ materially from these estimates are described in the following section.
Refer to Note 1 “Background, Basis of Presentation, and Summary of Significant Accounting Policies” to the consolidated financial statements in Item 8 of this Annual Report for further information on our critical accounting estimates and policies, which are as follows:
Revenue recognition
Revenue is recognized when the control of the promised goods is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for the performance obligation. Excise taxes remitted to tax authorities are government-imposed excise taxes on cannabis products. Excise taxes are recorded as a reduction of sales in net revenue in the consolidated statements of income (loss) and comprehensive income (loss) and are recognized as a current liability within accrued liabilities on the consolidated balance sheets, with the liability subsequently reduced when the taxes are remitted to the tax authority.
In addition, amounts disclosed as net revenue are net of allowances, discounts and rebates. In determining the transaction price for the sale of goods, the Company considers the effects of variable consideration and the existence of significant financing components, if any. Some contracts for the sale of goods may provide customers with a right of return, most-favored-customer rights, or early payment discounts. In addition, the Company may provide, in certain circumstances, a retroactive price reduction to a customer based primarily on inventory movement. These items give rise to variable consideration. The Company uses the expected value method to estimate the variable consideration because this method best predicts the amount of variable consideration to which the Company will be entitled. The Company uses historical evidence, current information and forecasts to estimate the variable consideration. The Company reduces revenue and recognizes a contract liability equal to the amount expected to be refunded to the customer in the form of a future rebate or credit for a retroactive price reduction, representing its obligation to return the customer’s consideration. The estimate is updated at each reporting period date.
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

In the second quarter of 2021, we recognized impairment losses related to goodwill and indefinite-lived intangible assets of $178.4 million and $56.5 million, respectively, in the U.S. reporting unit. During our annual quantitative impairment test in the fourth quarter of 2021, an additional impairment of $1.0 million was recognized on the Lord Jones® brand due to the U.S. segment’s sustained operating losses and lack of revenue growth. In 2020, based on our assessments and after considering potential triggering events, including COVID-19, we recognized an impairment loss related to goodwill and indefinite-lived intangible assets of $35 million and $5 million, respectively, in the U.S. reporting unit. During our annual quantitative impairment test in the fourth quarter of 2020, no further impairment was recorded as both fair values of the goodwill as well as the Lord Jones® brand exceeded carrying amount by more than 10%.
Inventory valuation
We value our inventory at lower of cost or net realizable value determined using weighted average cost. Inventory is reflected at the lower of cost or net realizable value considering future demand, market conditions and market prices. Our estimates are based upon assumptions believed to be reasonable, but that are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions that do not reflect unanticipated events and circumstances that may occur. We record an inventory valuation adjustment for excess, slow moving, and obsolete inventory that is equal to the excess of the cost of the inventory over the estimated net realizable value. We also experience inventory write-downs due to reduced market prices. The inventory valuation adjustment to net realizable value establishes a new cost basis of the inventory that cannot be subsequently reversed. Inventory valuation adjustments are based on inventory levels, expected product life, and estimated product demand. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels.
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
During the first quarter of 2022, we concluded that indicators of impairment were present with respect to our corporate headquarters, for which we determined we would seek a sublease. As a result, we recognized an impairment charge of $2.0 million related to the right-of-use lease asset associated with our corporate headquarters. In addition, we recognized an impairment charge of $1.5 million during the year ended December 31, 2022 related to leasehold improvements and other office equipment that we plan to include in any potential sublease agreement. The determination to seek a sublease of the property and include leasehold improvements and other office equipment in any potential sublease agreement triggered the impairment charges. Both of the impairment charges are recognized as impairment loss on long-lived assets on the consolidated statements of net income (loss) and comprehensive income (loss).

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
We account for the cannabinoid exclusive licenses originating from the Ginkgo Strategic Partnership as definite-lived intangible assets in accordance with the acquisition method of accounting. The cost of cash and equity in Cronos issued in exchange for the cannabinoid exclusive licenses is initially recognized and measured at the date of acquisition. On the date of acquisition, we then test each cannabinoid exclusive license for impairment by comparing the cost and fair value of each license. We believe that the accounting estimate for the cannabinoid exclusive licenses is a critical accounting estimate because of the judgment required in assessing their fair values and the expected future cash flows are significantly impacted by the future expectations for products containing each cannabinoid. We estimate the fair value using the relief-from-royalty method. Each cannabinoid exclusive license is subject to amortization.
In August 2021, the Ginkgo Equity Milestone was achieved related to cannabigerolic acid (“CBGA”). At that time, we issued 1.5 million common shares valued at $9.0 million based on the observable market price of the shares. In exchange, we received process and background intellectual property related to CBGA, as well as the CBGA exclusive license, which is a perpetual license with exclusivity for 10 years from the date the license is granted. An impairment of $1.8 million was recognized to record the CBGA exclusive license at its fair value of $7.3 million.
In November 2021, the Ginkgo Equity Milestone was achieved related to cannabigerovarinic acid (“CBGVA”). At that time, we issued 1.5 million common shares valued at $8.2 million based on the observable market price of the shares. In exchange, we received process and background intellectual property related to CBGVA, as well as the CBGVA exclusive license, which is a perpetual license with exclusivity for 10 years from the date the license is granted. An impairment of $3.0 million, was recognized to record the CBGVA exclusive license at its fair value of $5.3 million.
In June 2022, the Ginkgo Equity Milestone was achieved related to tetrahydrocannabivaric acid (“THCVA”). At that time, we issued 2.2 million common shares and paid cash of $600, for total consideration of $8.4 million based on the observable market price of the shares. In exchange, we received process and background intellectual property related to THCVA, as well as an exclusive license with respect to THCVA, which is a perpetual license with exclusivity for 10 years from the date the license is granted. No impairment was recorded with respect to the THCVA exclusive license.
In November 2022, the Ginkgo Equity Milestone was achieved related to the early commercialization of cannabichromenic acid (“CBCA”). At the time we issued 0.5 million common shares valued at $1.5 million based on the observable market price of the shares. In exchange, we received process and background intellectual property related to CBCA, as well as an exclusive license with respect to CBCA, which is a perpetual license with exclusivity for 10 years from the date the license is granted. No impairment was recorded with respect to the CBCA exclusive license.
In December 2022, the Ginkgo Equity Milestone was achieved related to cannabichromevarinic acid (“CBCVA”). At the time we issued 1.5 million common shares valued at $3.7 million based on the observable market price of the shares. In exchange, we received process and background intellectual property related to CBCVA, as well as an exclusive license with respect to CBCVA, which is a perpetual license with exclusivity for 10 years from the date the license is granted. No impairment was recorded with respect to the CBCVA exclusive license.
Refer to Note 6 “Goodwill and Intangible Assets, net” to the consolidated financial statements in Item 8 of this Annual Report.
Valuation of derivative liabilities
Prior to December 16, 2022, derivative liabilities consisted of the Altria Warrant, Pre-emptive Rights, and certain Top-up Rights. On December 16, 2022, Altria notified us that its wholly owned subsidiary, Altria Summit LLC, irrevocably relinquished the Warrant and all rights that it may have held in the Warrant or any common shares underlying the Warrant for no consideration. As of December 31, 2022, derivative liabilities consisted of Pre-emptive Rights and certain Top-up Rights. We measure derivative liabilities at fair value at each reporting date until settlement with the re-measurement gain or loss being recognized immediately in net income (loss) and comprehensive income (loss). We calculate fair value of the derivative liabilities using the Black-Scholes model. Significant assumptions are used in the valuation of derivative liabilities, including the expected term and our stock price. The assumptions used in computing the fair value of derivative liabilities reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. Sensitivity is performed on various inputs, refer to Note 8 “Derivative Liabilities” to the consolidated financial statements in Item 8 of this Annual Report.

Impairment of other investments without readily determinable fair values
We hold other investments without readily determinable fair values that are measured under the cost method less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same investee. Each reporting period, we qualitatively assess if indicators of impairment are present, and, if present, we estimate the fair value of the investments and record impairment charges on the consolidated statements of income if the carrying value exceeds fair value. To estimate the fair value of the investments, we use a combination of the income and market approaches. Under the income approach, significant assumptions used in the discounted cash flow method that require the use of judgment are the discount rate, growth rates, cash flow projections, and the timing of federal legalization of cannabis in the U.S. Under the market valuation approach, the key assumptions that require judgment under the Guideline Public Companies method are cash flow projections, selected multiples and the discount for lack of marketability. As a result of our analysis, we recorded non-cash impairment charges of $11.2 million, $29.0 million and $21.2 million in the first, third and fourth quarters of 2022, respectively, related to the PharmaCann Option. No such impairments were recorded during the year ended December 31, 2021, as no indicators of impairment were present.
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
Loans receivable, net
Loans receivable are presented net of an allowance for credit losses. In the third quarter of 2021, we changed methodologies for estimating the allowance for credit loss on loans receivable from the historical credit loss method to the probability of default method. The probability of default rate is adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. We may also record a specific reserve for individual accounts when we become aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the borrower’s operating results or financial condition. The allowance for credit loss accrual balance was $13.1 million and $14.6 million as of December 31, 2022 and 2021, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those which possess a short-term to maturity. During the year ended December 31, 2022 and December 31, 2021, we had interest income, net of $22.5 million and $9.1 million, respectively. A 10% change in the interest rate in effect on December 31, 2022 and December 31, 2021, would not have a material effect on (i) fair value of the cash equivalents and short-term investments as the majority of the portfolio has a maturity date of three months or less, or (ii) interest income, net. Management continues to monitor external interest rates and revise our investment strategy as a result.
During the year ended December 31, 2022, our average variable interest rate increased by approximately 3.5%. During the year ended December 31, 2021, our average variable interest rate did not materially change.

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
For the years ended December 31, 2022 and December 31, 2021, we had foreign currency gain (loss) on translation of $(50.6) million and $8.2 million, respectively. A 10% change in the exchange rates for the Canadian dollar would affect the carrying amount of the net assets by approximately $77.4 million and $87.7 million as of December 31, 2022 and December 31, 2021, respectively. The corresponding impact would be recorded in accumulated other comprehensive income. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains and losses could have a significant, and potentially adverse, effect on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Cronos Group Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cronos Group Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of net income (loss) and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting
Basis for Opinion
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of an option to purchase equity securities without a readily determinable fair value
As disclosed in note 1(g) of the consolidated financial statements, the Company records its other investments without a readily determinable fair value using the cost method, and assesses such investments for observable price changes and other than temporary impairment on a periodic basis. Changes in the reported value of other investments are reported in the consolidated statements of net income (loss) and comprehensive income (loss). As disclosed in note 3(b) to the consolidated financial statements, the Company’s investment in an option to purchase equity securities of PharmaCann, Inc. (the “PharmaCann Option”) is accounted for as an other investment without a readily determinable fair value. To estimate the fair value of the PharmaCann Option, management uses a combination of the income and market approaches. Under the income approach, significant assumptions used in the discounted cash flow method that require the use of judgment are the discount rate, terminal growth rate, cash flow projections, and the timing of federal legalization of cannabis in the United States. Under the market valuation approach, the key assumptions which require judgment under the Guideline Public Companies method are cash flow projections, selected multiples and the discount for lack of marketability. As disclosed in note 14(a) of the consolidated financial statements, the Company’s other investment in PharmaCann Option amounted to $49,000 thousand as of December 31, 2022.
We identified the evaluation of the impairment assessment of PharmaCann Option as a critical audit matter. As the original cash flow projections of the investee were not prepared by management, a high degree of challenging auditor judgement was required to evaluate fair value of the investment. These assumptions were challenging to test as they represented subjective determinations of future market, economic, and legal conditions that are sensitive to variation. Minor changes to these assumptions could have had a significant impact on the Company’s assessment of the fair value of the PharmaCann Option. Additionally, the audit effort associated with this estimate required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the critical audit matter. We compared the historical cash flow projections of PharmaCann to actual results to assess the Company’s ability to accurately project PharmaCann cash flows. We evaluated the reasonableness of the cash flow projections by comparing them to historical actual results, planned business initiatives, external industry reports, and peer data. We evaluated the reasonableness of the timing of federal legalization of cannabis in the United States by comparing management’s estimated timing with external industry reports and market information. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•assessing the discount rate used in the income approach and the multiples used in the market approach against ranges that were independently developed using peer data
•evaluating the terminal growth rate used in the income approach by comparing management’s assumption against external market information
•independently developing a discount for lack of marketability and comparing to management’s assumption used in the market approach.

/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants
We have served as the Company’s auditor since 2018.
Vaughan, Canada
February 28, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Cronos Group Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Cronos Group Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of net income (loss) and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the design and maintenance of effective controls over Information Technology General Controls, pertaining to user access management and the provisioning and monitoring of user access, including privileged access was identified by management. This material weakness did not impact any information derived from information systems and did not result in any identified misstatements in the financial statements. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants
Vaughan, Canada
February 28, 2023

CRONOS GROUP INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
Cronos Group Inc.
Consolidated Balance Sheets
As of December 31, 2022 and 2021
(In thousands of U.S. dollars)

	As of December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$764,644	$886,973
Short-term investments	113,077	117,684
Accounts receivable, net	23,113	22,067
Other receivables	5,767	5,765
Current portion of loans receivable, net	8,890	5,460
Inventory, net	37,559	32,802
Prepaids and other current assets	7,106	8,967
Total current assets	960,156	1,079,718
Equity method investments, net	18,755	16,764
Other investments	70,993	118,392
Non-current portion of loans receivable, net	72,345	80,635
Property, plant and equipment, net	60,557	74,070
Right-of-use assets	2,273	8,882
Goodwill	1,033	1,098
Intangible assets, net	26,704	18,079
Other	193	100
Total assets	$1,213,009	$1,397,738
Liabilities
Current liabilities
Accounts payable	$11,163	$11,113
Income taxes payable	32,956	105
Accrued liabilities	22,268	25,636
Current portion of lease obligation	1,330	2,711
Derivative liabilities	15	14,375
Current portion due to non-controlling interests	384	433
Total current liabilities	68,116	54,373
Non-current portion due to non-controlling interests	1,383	1,913
Non-current portion of lease obligation	2,546	7,095
Deferred income tax liability	—	81
Total liabilities	72,045	63,462
Shareholders’ equity
Share capital (authorized for issue as of December 31, 2022 and 2021: unlimited; shares outstanding as of December 31, 2022 and 2021: 380,575,403 and 374,952,693, respectively)	611,318	595,497
Additional paid-in capital	42,682	32,465
Retained earnings	490,682	659,416
Accumulated other comprehensive income (loss)	(797)	49,865
Total equity attributable to shareholders of Cronos Group	1,143,885	1,337,243
Non-controlling interests	(2,921)	(2,967)
Total shareholders’ equity	1,140,964	1,334,276
Total liabilities and shareholders’ equity	$1,213,009	$1,397,738
See notes to consolidated financial statements.

Cronos Group Inc.
Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S dollars, except share and per share amounts)

	Year ended December 31,
	2022	2021	2020
Net revenue, before excise taxes	$114,456	$89,486	$54,353
Excise taxes	(22,552)	(15,051)	(7,634)
Net revenue	91,904	74,435	46,719
Cost of sales	79,935	80,008	46,497
Inventory write-down	—	11,961	26,055
Gross profit	11,969	(17,534)	(25,833)
Operating expenses
Sales and marketing	22,282	44,937	34,386
Research and development	13,381	23,331	20,366
General and administrative	71,178	96,482	80,569
Restructuring costs	5,333	—	—
Share-based compensation	15,115	10,151	15,361
Depreciation and amortization	6,025	4,484	2,872
Impairment loss on goodwill and indefinite-lived intangible assets	—	236,056	40,000
Impairment loss on long-lived assets	3,493	127,619	—
Total operating expenses	136,807	543,060	193,554
Operating loss	(124,838)	(560,594)	(219,387)
Other income (expense)
Interest income, net	22,537	9,071	18,415
Gain on revaluation of derivative liabilities	14,060	151,360	129,254
Share of income (loss) from equity method investments	3,114	(6,313)	(4,510)
Gain (loss) on revaluation of financial instruments	14,739	8,611	(9)
Impairment loss on other investments	(61,392)	—	—
Foreign currency transaction loss	(2,286)	—	—
Gain on disposal of investments	—	—	4,789
Other, net	(493)	730	(1,825)
Total other income (expense)	(9,721)	163,459	146,114
Loss before income taxes	(134,559)	(397,135)	(73,273)
Income tax expense (benefit)	34,175	(431)	1,347
Loss from continuing operations	(168,734)	(396,704)	(74,620)
Loss from discontinued operations	—	(500)	(650)
Net loss	(168,734)	(397,204)	(75,270)
Net loss attributable to non-controlling interest	—	(1,097)	(2,133)
Net loss attributable to Cronos Group	$(168,734)	$(396,107)	$(73,137)

Comprehensive income (loss)
Net loss	$(168,734)	$(397,204)	$(75,270)
Foreign exchange gain (loss) on translation	(50,616)	8,192	14,951
Comprehensive loss	(219,350)	(389,012)	(60,319)
Comprehensive income (loss) attributable to non-controlling interest	46	229	(2,343)
Comprehensive loss attributable to Cronos Group	$(219,396)	$(389,241)	$(57,976)
Net loss from continuing operations per share
Basic	$(0.45)	$(1.07)	$(0.21)
Diluted	$(0.45)	$(1.07)	$(0.21)
See notes to consolidated financial statements.

Cronos Group Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S dollars, except number of share amounts)

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2020	348,817,472	$561,165	$23,234	$1,137,646	$27,838	$(853)	$1,749,030
Shares issued	—	—	—	—	—	—	—
Share issuance costs	—	—	—	—	—	—	—
Activities relating to share-based compensation	11,435,860	8,095	11,362	—	—	—	19,457
Net loss	—	—	—	(73,137)	—	(2,133)	(75,270)
Foreign exchange gain (loss) on translation	—	—	—	—	15,161	(210)	14,951
Balance as of December 31, 2020	360,253,332	569,260	34,596	1,064,509	42,999	(3,196)	1,708,168
Shares issued	—	—	—	—	—	—	—
Share issuance costs	—	—	—	—	—	—	—
Activities relating to share-based compensation	11,764,381	7,288	2,671	(12,213)	—	—	(2,254)
Share issuance pursuant to research and development milestones	2,934,980	17,374	—	—	—	—	17,374
Accelerated restricted share units vesting out-of-period adjustment		4,802	(4,802)	—	—	—	—
Top-up rights out-of-period adjustment	—	(3,227)	—	3,227	—	—	—
Net loss	—	—	—	(396,107)	—	(1,097)	(397,204)
Foreign exchange gain on translation	—	—	—	—	6,866	1,326	8,192
Balance as of December 31, 2021	374,952,693	595,497	32,465	659,416	49,865	(2,967)	1,334,276
Activities relating to share-based compensation	1,464,822	4,617	10,217	—	—	—	14,834
Share issuance pursuant to research and development milestones	4,157,888	11,204	—	—	—	—	11,204
Net loss	—	—	—	(168,734)	—	—	(168,734)
Foreign exchange gain (loss) on translation	—	—	—	—	(50,662)	46	(50,616)
Balance as of December 31, 2022	380,575,403	$611,318	$42,682	$490,682	$(797)	$(2,921)	$1,140,964
See notes to consolidated financial statements.

Cronos Group Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S dollars)

	Year ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(168,734)	$(397,204)	$(75,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	15,115	10,151	15,361
Depreciation and amortization	13,122	15,402	7,045
Impairment loss on goodwill and indefinite-lived intangible assets	—	236,056	40,000
Impairment loss on long-lived assets	3,493	127,619	—
Impairment loss on other investments	61,392	—	—
(Income) loss from investments	(17,853)	(1,974)	4,510
Gain on revaluation of derivative liabilities	(14,060)	(151,360)	(129,254)
Changes in expected credit losses on long-term financial assets	(662)	12,202	2,437
Gain on disposal of investments	—	—	(4,789)
Non-cash sales and marketing	341	1,383	2,863
Foreign currency transaction loss	2,286	—	—
Other non-cash operating activities, net	(4,051)	(3,886)	(123)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,711)	(13,163)	(4,724)
Other receivables	(833)	3,838	(5,300)
Prepaids and other current assets	996	3,102	—
Inventory, net	(7,217)	11,565	(735)
Accounts payable	(863)	(1,597)	(2,784)
Income taxes payable	34,212	(776)	839
Accrued liabilities	(2,921)	(4,974)	5,053
Net cash used in operating activities	(88,948)	(153,616)	(144,871)

Investing activities
Proceeds from short-term investments	268,870	215,303	296,730
Purchase of short-term investments	(271,378)	(119,610)	(201,326)
Purchase of investments	—	(110,392)	—
Dividend proceeds	384	—	—
Repayments (advances) on loan receivables	5,246	(4,967)	(44,652)
Purchase of property, plant and equipment, net of disposals	(3,451)	(11,144)	(31,412)
Purchase of intangible assets, net of disposals	(1,581)	(1,118)	(3,979)
Other investing activities	68	3,030	4,789
Net cash provided by (used in) investing activities	(1,842)	(28,898)	20,150

Cronos Group Inc.
Consolidated Statements of Cash Flows (continued)
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S dollars)

	Year ended December 31,
	2022	2021	2020
Financing activities
Advance to non-controlling interests	—	—	(1,019)
Withholding taxes paid on equity awards	(2,829)	(13,458)	(2,148)
Other financing activities, net	(68)	16	116
Net cash used in financing activities	(2,897)	(13,442)	(3,051)
Effect of foreign currency translation on cash and cash equivalents	(28,642)	4,906	6,102
Net change in cash and cash equivalents	(122,329)	(191,050)	(121,670)
Cash and cash equivalents, beginning of period	886,973	1,078,023	1,199,693
Cash and cash equivalents, end of period	$764,644	$886,973	$1,078,023

Supplementary cash flow information:
Interest received	15,548	8,988	18,105
Taxes paid	177	892	—
See notes to consolidated financial statements.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

1. Background, Basis of Presentation, and Summary of Significant Accounting Policies
(a)Background
Cronos Group Inc. (“Cronos” or the “Company”) is incorporated in the province of British Columbia and under the Business Corporations Act (British Columbia) with principal executive offices at 111 Peter St., Suite 300, Toronto, Ontario, M5V 2H1. The Company’s common shares are currently listed on the Toronto Stock Exchange (“TSX”) and Nasdaq Global Market (“Nasdaq”) under the ticker symbol “CRON.”
Cronos is an innovative global cannabinoid company committed to building disruptive intellectual property by advancing cannabis research, technology and product development. With a passion to responsibly elevate the consumer experience, Cronos is building an iconic brand portfolio. Cronos’ diverse international brand portfolio includes Spinach®, PEACE NATURALS® and Lord Jones®.
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
(c)Basis of consolidation
The accompanying consolidated financial statements include the accounts of the Company, and all entities in which the Company has a controlling voting interest or is the primary beneficiary of a variable interest as of and for the reporting periods. The Company assesses control under the variable interest entity (“VIE”) model to determine whether the Company is the primary beneficiary of that entity’s operations. If an entity is not deemed to be a VIE, the Company consolidates the entity if the Company has a controlling voting interest. Subsidiaries are fully consolidated from the date on which control is transferred to the Company. They are deconsolidated from the date that control ceases. Investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, but does not have control, are accounted for under the equity method of accounting. The Company consolidates the financial results of the following entities, which the Company controls but does not wholly own:

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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

inventory write-downs, share-bared payments, valuation allowance on deferred income tax assets and uncertain tax liabilities. Actual results could differ from those estimates.
(e)Cash and cash equivalents and short-term investments
Cash and cash equivalents are comprised of cash and highly liquid short-term investments that are readily convertible into known amounts of cash, generally with original maturities of three months or less. Cash and cash equivalents include amounts held in dollars, C$ and ILS and security deposits. Short-term investments consist of debt securities that (i) generally have original maturities of greater than three months and (ii) the Company has the ability to convert into cash within one year.
Short-term investments are classified as either available-for-sale or held-to-maturity and recorded at cost. Interest earned on short-term investments is recorded in other receivables on the consolidated balance sheets and interest income, net on the consolidated statements of net income (loss) and comprehensive income (loss). Cash inflows and outflows related to the purchase and maturity of short-term investments are classified as investing activities in the Company’s consolidated statements of cash flows.
(f)Inventory
Inventory is comprised of raw materials, finished goods and work-in-progress, such as pre-harvested cannabis plants, dried cannabis flower, by-products to be extracted, cannabis extracts and by-products, dry cannabis and cannabis extract containers, and boxes. When the Company cultivated cannabis, costs capitalized into inventory until the time of harvest included, but were not limited to, labor, utilities, nutrition and irrigation.
Inventory is stated at the lower of cost and net realizable value, determined using weighted average cost. Cost includes expenditures directly related to manufacturing and distribution of the products. Primary costs include consumables (insect control, fertilizers, soil), packaging, shipping, direct labor, contract manufacturer fees, overhead, supplies and small tools, and the depreciation of manufacturing equipment and production facilities determined at normal capacity. Manufacturing overhead and related expenses include salaries, wages, employee benefits, rent, utilities, security, and property taxes. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At the end of each reporting period, the Company performs an assessment to measure inventory at the lower of cost and net realizable value. Factors considered in the determination of net realizable value include slow-moving or non-marketable products.
(g)Investments
Variable interest entities
A variable interest entity is an entity having either a total equity investment that is insufficient to finance its activities without additional subordinated financial support or equity investors at risk that lack the ability to control the entity’s activities. Variable interests are investments or other interests that will absorb portions of a VIE’s expected losses or receive portions of the VIE’s expected residual returns. The Company evaluates whether it is the primary beneficiary of each VIE it identifies on a periodic basis and considers the impact of any reconsideration events. The primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE and holds a variable interest that could potentially be significant to the VIE. To make this determination, the Company considers both quantitative and qualitative factors regarding the nature, size and form of its involvement with the VIE. The Company consolidates a VIE when it is determined that it is the primary beneficiary of the VIE.
Equity method investments
The Company accounts for investments in companies over which it has the ability to exercise significant influence but does not hold a controlling financial interest using the equity method. Under the equity method, the Company records its proportionate share of income or loss in share of income (loss) from equity method investments within the consolidated statements of net income (loss) and comprehensive income (loss). Cash payments to equity method investees such as additional investments or expenses incurred on behalf of investees, as well as income earned and payments from equity method investees such as dividends and distributions are recorded as adjustments to investment balances. If the current fair value of an investment falls below its carrying amount, this may indicate that an impairment loss should be recorded. Any impairment losses recognized in one period cannot be reversed in subsequent periods.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

Other investments
Other investments include common stock and options in third party entities in which the Company’s influence is deemed non-significant. The Company holds other investments with and without readily determinable fair values. Other investments with readily determinable fair values are recorded using the fair value method of accounting as of period-end on the consolidated balance sheets. Other investments without readily determinable fair values are recorded using the cost method of accounting on the consolidated balance sheets. Other investments without readily determinable fair values are assessed for observable price changes and other than temporary impairment on a periodic basis. Changes in the reported value of other investments are reported in the consolidated statements of net income (loss) and comprehensive income (loss).
(h)Property, plant and equipment
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
(i)Definite-lived intangible assets
Intangible assets are recorded at cost less any accumulated amortization and accumulated impairment losses. Intangible assets acquired through a business combination are measured at fair value at the acquisition date.
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

(j)Accrued liabilities
Accrued liabilities consist of the following:

	As of December 31,
	2022	2021
Accrued payroll and related expenses	$11,492	$12,875
Accrued professional fees	2,414	8,337
Accrued taxes	4,132	3,488
Other accrued expenses	4,230	936
Total accrued liabilities	$22,268	$25,636
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
(k)Leases
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
(l)Derivative liabilities
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

(n)Revenue recognition
Revenue is recognized in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” and is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The Company’s contracts with customers for the sale of dried cannabis, cannabis oil, cannabinoid-derived products and “hemp” (as defined in the U.S. Agricultural Improvement Act of 2018 “U.S. hemp”) derived products consist of a single performance obligation.
The Company has concluded that revenue from the sale of these products should be recognized at the point in time when control is transferred to the customer, depending on the specific contractual terms. The Company has determined that the most definitive demonstration that control has transferred to a customer is physical shipment or delivery, depending on the contractual shipping terms, except for consignment transactions. Consignment transactions are arrangements where the Company transfers product to a customer or third-party location but retains ownership and control of such product until it is used by the customer. Revenue for consignment arrangements is recognized upon the customer’s usage.
Revenue is recognized at the transaction price, which is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods to a customer. Net revenue before excise taxes from sale of goods, as presented in the consolidated statements of net income (loss) and comprehensive income (loss), represents revenue from the sale of goods less expected price discounts, allowances for customer returns and other forms of variable consideration. Within the Company’s Rest of World segment (the “ROW segment”), dried cannabis sales outside of Canada may include commission arrangements with distributors that give rise to variable consideration. If the consideration in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the goods to the customer. The variable consideration is estimated using the expected value method, based on the Company’s historical information, at contract inception. The Company’s payment terms vary by customer and product type. Refer to Note 12 “Segment Information and Disaggregated Revenue” for information on disaggregated revenue.
The Company treats shipping and handling activities as a fulfillment cost, classified as cost of sales. Accordingly, the Company accrues all fulfillment costs related to the shipping and handling of consumer goods at the time of shipment.
(o)Research and development
The Company has a research and development center in Canada that performs scientific research on the interaction of cannabinoids as well as strain development, growing conditions, extraction technology, and biosynthesis. Fermentation and production related research is performed to further strategic initiatives around rare cannabinoids. In addition, the Company has a collaboration and license agreement with Ginkgo (the “Ginkgo Collaboration Agreement”) to research, produce, and commercialize cultured cannabinoids. Technological feasibility is considered to be established once productivity targets or commercialization are achieved, at which point the exclusive license is recognized at cost less impairment charges. As of the acquisition date of each exclusive license, cost less impairment charges is equal to the fair value. Refer to Note 6 “Goodwill and Intangible Assets, net” for more information on the Ginkgo Collaboration Arrangement. Research and development costs associated with these collective efforts are expensed as incurred as part of operating expenses in the Company’s consolidated statements of net income (loss) and comprehensive income (loss).
(p)Advertising costs
Advertising costs include costs to sell the Company’s products and are expensed as incurred through sales and marketing expenses in the consolidated statements of net income (loss) and comprehensive income (loss). Advertising costs were $928, $11,514 and $6,087 for the years ended December 31, 2022, 2021, and 2020, respectively.
(q)Share-based compensation
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
Equity instruments granted are initially measured at fair value on the grant date. The fair value of stock options is determined using the Black-Scholes option pricing model. The fair value of RSUs and DSUs are determined using the market price of the Company’s common shares. This is recognized on a straight-line basis in the consolidated statements of net income (loss) and comprehensive

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

income (loss) over the vesting period for employees, and over the contractual term for non-employees. The fair value of the payout of cash-settled DSUs is determined at each reporting date based on the fair value of the Company’s common shares at the reporting date and is recorded within other liabilities. The related costs for all equity-settled share-based awards are reflected in additional paid-in capital until the awards are settled or exercised. Upon settlement or exercise, shares are issued and the amount previously reflected in additional paid-in capital is, along with any proceeds paid upon settlement or exercise, credited to a combination of share capital and additional paid-in capital. Forfeitures of share-based compensation awards are accounted for as reductions to share-based compensation and additional paid-in capital as they occur.
(r)Impairment of long-lived assets
The Company reviews its long-lived assets, such as property, plant and equipment and definite-lived intangible assets, for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment. In accordance with ASC Topic 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying amount may not be recoverable. The Company periodically reviews for indicators and, if indicators are present, tests the carrying amount of long-lived assets, assessing their fair values based on estimated undiscounted cash flows over their remaining estimated useful lives. The Company groups assets at the lowest level for which cash flows are separately identifiable, referred to as an asset group. If the carrying amount of an asset (or asset group) exceeds its estimated undiscounted future cash flows, an impairment charge is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset group, based on discounted cash flows.
(s)Impairment of goodwill and indefinite-lived intangible assets
Goodwill and indefinite-lived intangible assets are not amortized. Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying amount in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. The Company performs an impairment test annually in the fourth quarter by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.
(t)Income taxes
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
A valuation allowance against some or all of the net deferred tax assets does not in any way impact the Company’s ability to use future tax deductions such as the Company’s net operating loss carryforwards; rather, the valuation allowance indicates, according to the provisions of Accounting Standards Codification (“ASC”) 740, Income Taxes, it is more likely than not that the deferred tax assets will not be realized. The valuation allowance that was established will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized. The Company’s income tax expense for future periods will be reduced to the extent of corresponding decreases in our valuation allowance. There is uncertainty regarding any future realization of the benefit by the Company of all or part of our net deferred tax assets.
Judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The Company uses a two-step approach for evaluating uncertain tax positions. Step one, recognition, requires us to determine whether the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. If a tax position is not considered “more likely than not” to be sustained, no benefits of the position are recognized. If we determine that a position is “more likely than not” to be sustained, then we proceed to step two, measurement, which is based on the largest amount of benefit which is more likely than not to be realized on effective settlement. This process involves estimating our actual current tax exposure, including assessing the risks associated with income tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and financial reporting purposes. If actual results differ from our estimates, our net operating loss and credit carryforwards, to the extent not covered by a valuation allowance, could be materially impacted in the period which such determination is made.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

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
(u)Foreign currency
The Company’s functional currency is the Canadian dollar (“C$”) and its reporting currency is the U.S. dollar. Functional currencies for the entities in these consolidated financial statements are their respective local currencies, including C$, U.S. dollar and Israeli New Shekel (“ILS”). All assets and liabilities of operations with a functional currency other than the Canadian dollar are translated into Canadian dollars at the period-end currency exchange rates and subsequently translated into U.S. dollars at period-end currency exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss), net of tax. Revenues and expenses of operations, as well as all cash flows, with a functional currency other than the Canadian dollar are translated into Canadian dollars at the average exchange rates for the period and subsequently translated into U.S. dollars at the average exchange rates for the period. Transaction gains and losses resulting from changes in foreign currency exchange rates are recorded in either cost of sales, general and administrative expenses, or foreign currency transaction gain (loss) in the consolidated statements of net income (loss) and comprehensive income (loss).
(v)Segments
Cronos reports through two segments: the U.S. segment and the ROW segment. These two segments represent the geographic regions in which the Company operates and the different product offerings within each geographic region. Refer to Note 12 “Segment Information and Disaggregated Revenue” for additional information.
(w)Earnings (loss) per share
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
(x)Fair value measurements
The carrying amount of the Company’s cash and cash equivalents, accounts receivable, other receivables, loans receivable, account payables and other liabilities approximate fair value, given their short-term nature. Cronos uses a fair value hierarchy, which gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities, noted as Level 1 measurements, and the lowest priority to unobservable inputs, noted as Level 3 measurements.
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
(y)Assets held for sale and discontinued operations
In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meet the criteria in paragraph ASC 205-20-45-10. In the period in which the component meets held-for-sale or discontinued operations criteria the major current assets, other assets, current liabilities, and other liabilities are reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), are reported as components of net income (loss) separate from the net income (loss) of continuing operations.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

(z)Adoption of new accounting pronouncements
On January 1, 2022, the Company adopted ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815–40) (“ASU No. 2020-06”). ASU No. 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU No. 2020-06 is part of the Financial Accounting Standards Board’s (“FASB”) simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The adoption of ASU No. 2020-06 did not have an impact on the Company’s consolidated financial statements.
(aa)New accounting pronouncements not yet adopted
In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU No. 2022-02”). ASU No. 2022-02 eliminates the existing troubled debt restructuring recognition and measurement guidance, and instead aligns the accounting treatment to that of other loan modifications. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU No. 2022-02 also requires that entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU No. 2022-02 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, and is to be adopted prospectively. The Company does not expect the adoption of ASU No. 2022-02 to have a material impact on its consolidated financial statements.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU No. 2022-03”). ASU No. 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered in measuring fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, and is to be adopted prospectively. The Company does not expect the adoption of ASU No. 2022-03 to have a material impact on its consolidated financial statements.

2. Inventory, net
Inventory, net is comprised of the following items:

	As of December 31,
	2022		2021
Raw materials	$7,421	$	$9,211
Work-in-progress	15,646		12,405
Finished goods	13,503		10,778
Supplies and consumables	989		408
Total	$37,559		$32,802

3. Investments
(a)Variable interest entities and investments in equity method investments, net
The Company holds variable interests in Cronos Growing Company Inc. (“Cronos GrowCo”), NatuEra S.à.r.l. (“Natuera”) and Cannasoul Lab Services Ltd. (“CLS”). The Company’s investments in Cronos GrowCo and Natuera are exposed to economic variability from each entity’s performance; however, the Company does not consolidate the entities as it does not have the power to direct the activities that most significantly impact each entity’s economic performance. Thus, the Company is not considered the primary beneficiary of either entity. The investment in Cronos GrowCo is accounted for as an equity method investment classified as “Investments in equity method investments, net” in the consolidated balance sheets. As of December 31, 2022, the investment in Natuera is accounted for as an equity security without a readily determinable fair value classified as “Other Investments” in the consolidated balance sheets.
Cronos GrowCo
Cronos GrowCo is a joint venture incorporated under the Canada Business Corporations Act on June 14, 2018 with the objective of cultivating and commercializing cannabis and cannabis products. Cronos GrowCo’s economic performance is driven by the day-to-day operations of Cronos GrowCo, which are controlled by 2645485 Ontario Inc. (“Mucci”), the Company’s joint venture partner.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

During the year ended December 31, 2021, the Company concluded that lower than expected sales forecasts combined with the increase to the aggregate principal amount of the GrowCo Credit Facility (as defined below) were indicators of impairment for the Company’s equity method investment in Cronos GrowCo. Accordingly, the Company performed a quantitative impairment assessment in the third quarter of 2021 to compare the fair value of the investment in Cronos GrowCo to its carrying amount. The fair value was estimated using the discounted cash flow method. Significant inputs included discount rate, growth rates, and cash flow projections. As a result of this analysis, the Company concluded that as of September 30, 2021, the estimated fair value was higher than the carrying amount and no impairment charges were recorded. There were no such indicators of impairment present for the year ended December 31, 2022.
Natuera
Upon formation, Natuera was a joint venture registered in Luxembourg with the objective of cultivating and commercializing hemp and cannabis products, and its economic performance is driven by the quantity and strains of cannabis grown. Until December 2022, the Company held variable interests in Natuera through its ownership of 50% of Natuera’s common shares. An affiliate of Agroidea SAS, a Colombian agricultural services provider, owned the remaining 50% of Natuera’s common shares (such affiliate, the “Natuera JV Partner”). In December 2022, Natuera entered into a $9.5 million convertible bridge loan with the Natuera JV Partner and a new investment group, whereby the Natuera JV Partner and the new investment group provided $9.5 million in exchange for convertible notes that were converted into equity immediately following the closing of the loan. Post-closing, the Company’s ownership share was diluted to approximately 13.7% and the Company will no longer have any members on the board of directors of Natuera. Given these changes in ownership and board representation, the Company believes it no longer exerts significant influence over Natuera, has discontinued accounting for the investment under the equity method and has reclassified its investment in Natuera as an investment in equity securities without a readily determinable fair value, presented in Other Investments on the consolidated balance sheets as of December 31, 2022.
During the year ended December 31, 2021, the Company concluded that lower than expected sales forecasts as of December 31, 2021 were an other than temporary indicator of impairment for the Company’s equity method investment in Natuera. Accordingly, the Company performed a qualitative assessment to determine whether there was any value remaining in the investment. As a result of this analysis, the Company concluded that, as of December 31, 2021, the estimated fair value was zero, and $167 was recorded as an impairment loss on equity method investments on the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2021.
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
A reconciliation of the carrying amount of the investments in equity method investments, net is as follows:

	Ownership interest	As of December 31,
		2022	2021
Cronos GrowCo	50%	$18,755	$16,764
Natuera(i, ii, iii)	13.7% / 50% (iii)	N/A	—
		$18,755	$16,764
(i)On April 1, 2021, the Company and the Natuera JV Partner, converted all advances made to Natuera under the master loan agreement entered into with Natuera on September 27, 2019 (the “Natuera Series A Loan”), plus accrued interest, into equity of Natuera (“Natuera Debt Conversion”). Total aggregate gross advances to Natuera under the Natuera Series A Loan were $15,500, of which the Company advanced 50% and the Natuera JV Partner advanced the remaining 50%, or $7,750 each. As a result, the Company transferred the carrying amount of the Natuera Series A Loan of approximately $2,013 plus accrued interest of $540, for a total investment value of $2,553, which approximated the then fair value, to investments in equity accounted investees in respect of Natuera. See Note 4 “Loans Receivable, net.”

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

(ii)As of December 31, 2021, the Company concluded that the estimated fair value of the investment in Natuera was lower than the carrying amount resulting in an impairment charge of $167 being recorded as an impairment loss on equity method investments in the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2021.
(iii)As of December 31, 2022, the Company classifies its investment in Natuera as an investment in equity securities without a readily determinable fair value, presented in Other Investments on the consolidated balance sheets. As of December 31, 2022, the Company’s ownership interest in Natuera was approximately 13.7%.
The following is a summary of the Company’s share of net income (losses) from equity investments accounted for under the equity method of accounting:

	Year ended December 31,
	2022	2021	2020
Vitura(i)	N/A	$(48)	$(363)
Cronos GrowCo	3,114	(2,518)	(1,537)
Natuera(ii)(iii)	N/A	(3,747)	(2,610)
	$3,114	$(6,313)	$(4,510)
(i)As of December 31, 2022, the Company held a 10% ownership interest in Vitura, and Vitura is no longer considered an equity-method investment. As of December 31, 2020, and up to December 16, 2021, the Company held a 31% ownership interest in Vitura and was considered an equity-method investment. The gross investment balance in Vitura was offset by equity losses as of December 31, 2020.
(ii)As of December 31, 2021, the combination of the Company’s share of accumulated net losses and impairment charges was in excess of its equity investment in Natuera, and the net book value of the investment was zero.
(iii)As of December 31, 2022, the Company classifies its investment in Natuera as an investment in equity securities without a readily determinable fair value, presented in Other Investments on the consolidated balance sheet.
The following is a summary of financial information for the Company’s equity method investments:

	As of December 31,
	2022	2021	2020
Current assets	$21,158	$5,660	$19,126
Non-current assets	104,227	125,777	122,099
Current liabilities	5,593	13,457	24,223
Non-current liabilities	73,779	81,594	76,313

	Year ended December 31,
	2022	2021	2020
Revenue	$39,110	$8,186	$367
Gross profit	24,379	(5,059)	(631)
Net income (loss)	6,569	(12,603)	(11,453)
The following is a summary of the maximum exposure to loss from the Company’s investments in equity method investments:

	Ownership interest	Other Net Assets (Liabilities)	Maximum Exposure to Loss
Cronos GrowCo	50%	$62,368	$19,866
Balance as of December 31, 2022		$62,368	$19,866

	Ownership interest	Other Net Assets (Liabilities)	Maximum Exposure to Loss
Cronos GrowCo	50%	$33,674	$21,125
Natuera	50%	2,712	7,826
Balance as of December 31, 2021		$36,386	$28,951

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

(b)Other investments
Other investments consist of investments in common shares and options of two companies in the cannabis industry.
PharmaCann Option
On June 14, 2021, the Company purchased an option (the “PharmaCann Option”) to acquire 473,787 shares of Class A Common Stock of PharmaCann, Inc. (“PharmaCann”), a vertically integrated cannabis company in the United States, at an exercise price of $0.0001 per share, representing approximately 10.5% of PharmaCann’s issued and outstanding capital stock on a fully diluted basis as of the date of the PharmaCann Option, for an aggregate purchase price of approximately $110,392. The option exercise will be based upon various factors, including the status of U.S. federal cannabis legalization, as well as regulatory approvals, including in the states where PharmaCann operates that may be required upon exercise. The Company has deemed its influence in PharmaCann to be non-significant. The PharmaCann Option is classified as an investment in an equity security without a readily determinable fair value. The Company measures the PharmaCann Option at cost less accumulated impairment charges, if any, and subsequently adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The PharmaCann Option is reported as other investments on the consolidated balance sheet for the periods ended December 31, 2022 and 2021.
On February 28, 2022, PharmaCann closed its previously announced transaction with LivWell Holdings, Inc. (“LivWell”) pursuant to which PharmaCann acquired LivWell (the “LivWell Transaction”). LivWell is a multi-state cannabis cultivation and retail leader based in Colorado. As a result of the LivWell Transaction, the Company’s ownership percentage in PharmaCann on a fully diluted basis decreased to approximately 6.4%. As of December 31, 2022, the Company’s ownership percentage in PharmaCann on a fully diluted basis was approximately 6.3%. Under the terms of the Company’s investment in PharmaCann, the Company’s rights to nominate an observer or a director to the PharmaCann board of directors could be lost if the Company’s ownership drops below 6% on a fully diluted basis and it sells or transfer all or any portion of the option (subject to certain exceptions). As a result, further dilution could adversely affect the Company’s rights under the PharmaCann Option. The decrease in the Company’s ownership percentage since acquisition does not materially affect the Company’s rights under the PharmaCann Option.
During the first, third and fourth quarters of 2022, the Company identified adverse forecast changes in the financial performance of PharmaCann as indicators of impairment related to the PharmaCann Option and conducted analyses comparing the PharmaCann Option’s carrying amount to its estimated fair value. The fair value was estimated using a combination of the income approach and the market approach. Under the income approach, significant inputs used in the discounted cash flow method include discount rate, growth rates, and cash flow projections. Under the market valuation approach, the key assumptions are the selected multiples and the discount for lack of marketability. As a result of these analyses, the Company recorded non-cash impairment charges of $11,238. $28,972 and $21,182 in the first, third and fourth quarters of 2022, respectively, as the difference between the carrying amount of the PharmaCann Option and its estimated fair value, in the consolidated statements of net income (loss) and comprehensive income (loss).
As of December 31, 2021, the Company performed an assessment on the existence of impairment indicators on the PharmaCann Option and noted no indicators of impairment existed. As such, no impairment loss on the investment was recorded during the year ended December 31, 2021.
Vitura (formerly known as Cronos Australia)
On September 14, 2021, Cronos Australia (now, Vitura Health Limited) entered into a merger agreement to acquire 100% of the issued shares of CDA Health Pty Ltd, an Australian medicinal cannabis company, subject to customary closing conditions, including shareholder approval (the “Cronos Australia Merger”). The Cronos Australia Merger closed on December 16, 2021. In connection with the closing of the Cronos Australia Merger, all advances made under the Company’s A$1,500 unsecured loan to Cronos Australia, plus accrued interest and certain royalties payable, were converted into ordinary shares of Cronos Australia. In addition, the Company’s ownership interest in Cronos Australia decreased to approximately 10% and the Company’s number of Cronos Australia board seats was reduced from two to zero. On November 29, 2022, the shareholders of Cronos Australia approved the proposal to change the name of the company to “Vitura Health Limited” (the “CAU Name Change”). On December 2, 2022, in connection with the CAU Name Change, Vitura and the Company mutually agreed to terminate the intellectual property license that granted Vitura the right to use certain intellectual property of the Company, including, but not limited to, the “Cronos” name and the PEACE NATURALS® brand. Vitura has 180 days following the date of termination to cease all usage of the Company’s intellectual property. The reduction in ownership interest and loss of all board seats constituted a loss of significant influence and resulted in a reclassification on the consolidated balance sheet from investments in equity method investments using the equity method of accounting to other investments using the fair value method of accounting, with unrealized holding gains and losses included in net income (loss) on the consolidated statements of net income (loss) and comprehensive income (loss).

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

The Company recorded a gain on revaluation of other investments of $14,739 and $8,287, included in the gain on revaluation of financial instruments on the statements of net income (loss) and comprehensive income (loss), for the years ended December 31, 2022 and 2021, respectively. The Company’s investment in Vitura was $21,993 and $8,000, included in other investments on the balance sheet, as of December 31, 2022 and 2021, respectively.
The following table summarizes the Company’s other investments activity:

	As of January 1, 2022	Unrealized gain	Impairment charges	Foreign exchange effect	As of December 31, 2022
PharmaCann	$110,392	$—	$(61,392)	$—	$49,000
Vitura	8,000	14,739	—	(746)	21,993
	$118,392	$14,739	$(61,392)	$(746)	$70,993
(c)Disposal of investments
The following is a summary of the Company’s gain from disposals of investments:

	Year ended December 31,
	2022	2021	2020
Aurora(i)	—	—	4,789
(i)During the year ended December 31, 2020, in connection with the achievement of certain milestones related to the Whistler Transaction, the Company received 980,662 common shares of Aurora Cannabis Inc. (“Aurora”). The Company sold all 980,662 of the Aurora common shares during the year ended December 31, 2020, for gross proceeds of approximately $4,789, resulting in a $4,789 gain on disposal of investments being recorded on the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2020.

4. Loans Receivable, net
Loans receivable, net consists of the following:

	As of December 31,
	2022	2021
GrowCo Credit Facility	$4,427	$3,138
Add: Accrued interest	4,463	2,322
Total current portion of loans receivable	8,890	5,460
GrowCo Credit Facility	56,898	64,367
Mucci Promissory Note	13,438	14,019
Cannasoul Collaboration loan	1,837	2,249
Add: Long-term portion of accrued interest	172	—
Total long-term portion of loans receivable	72,345	80,635
Total loans receivable	$81,235	$86,095

Cronos GrowCo Credit Facility
On August 23, 2019, the Company, as lender, and Cronos GrowCo, as borrower, entered into a senior secured credit agreement for an aggregate principal amount of C$100,000 (the “GrowCo Credit Facility”). In August 2021, the GrowCo Credit Facility was amended to increase the aggregate principal amount available to C$105,000. As a result of the increase in the aggregate principal amount of the GrowCo Credit Facility and lower than expected sales forecasts from Cronos GrowCo, the Company revalued its allowance for credit loss on the GrowCo Credit Facility resulting in an increase in the allowance of $12,748, which was recorded in general and administrative expenses on the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2021. In conjunction with the aforementioned revaluation, the Company changed its expected credit loss valuation methodology from the historical credit loss method to the probability of default method. As of December 31, 2022 and 2021, Cronos GrowCo had drawn C$104,000 ($76,730) and C$104,000 ($81,598), respectively, from the GrowCo Credit Facility. As of December 31, 2022, Cronos GrowCo had repaid C$4,000 ($3,073) in principal under the terms of the GrowCo Credit Facility.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

Mucci Promissory Note
On June 28, 2019, the Company entered into a promissory note receivable agreement (the “Mucci Promissory Note”) for C$16,350 (approximately $12,063) with Mucci. The Mucci Promissory Note is secured by a general security agreement covering all the assets of Mucci. On September 30, 2022, the Mucci Promissory Note was amended and restated to increase the interest rate from 3.95% to the Canadian Prime Rate plus 1.25%, change the interest payments from quarterly to annual, and defer Mucci’s initial cash interest payment from September 30, 2022 to July 1, 2023. This debt modification resulted in an increase of approximately C$180 ($140) in interest income.

Cannasoul Collaboration Loan
As of both December 31, 2022 and 2021, CLS has received ILS 8,297 (approximately $2,359 and $2,664, respectively), from the Cannasoul Collaboration Loan. See Note 3 “Investments” for further information regarding the Cannasoul Collaboration Loan.

Expected credit loss allowances on the Company’s long-term financial assets were comprised of the following items:

	As of January 1, 2022	Increase (decrease)(i)	Foreign exchange effect	As of December 31, 2022
GrowCo Credit Facility	$14,089	$(827)	$(807)	$12,455
Mucci Promissory Note	90	4	(5)	89
Cannasoul Collaboration Loan	415	161	(54)	522
	$14,594	$(662)	$(866)	$13,066

	As of January 1, 2021	Increase (decrease)(i)	Foreign exchange effect	As of December 31, 2021
GrowCo Credit Facility	$1,546	$12,748	$(205)	$14,089
Natuera Series A Loan	721	(737)	16	—
Mucci Promissory Note	270	(183)	3	90
Cannasoul Collaboration Loan	26	374	15	415
	$2,563	$12,202	$(171)	$14,594
(i)During the year ended December 31, 2021, $737 of expected credit losses on long-term financial assets was transferred to investments in equity method investments in relation to the Natuera Debt Conversion, as the carrying amount of the loan receivable, net, approximated fair value as of the date of transfer. During the years ended December 31, 2022 and 2021, $(662) and $12,939, respectively, were recorded to general and administrative expenses on the consolidated statements of net income (loss) and comprehensive income (loss) as a result of adjustments to our expected credit losses.
5. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	As of December 31,
	2022	2021
Cost
Land	$2,556	$2,822
Building and leasehold improvements	177,095	188,522
Machinery and equipment	19,130	18,894
Furniture and fixtures	5,345	5,937
Construction in progress	841	2,502
Less: accumulated depreciation	(35,347)	(30,306)
Less: accumulated impairment charges	(109,063)	(114,301)
Property, plant and equipment, net	$60,557	$74,070
For the years ended December 31, 2022, 2021 and 2020, depreciation expense on property, plant and equipment was $8,667, $11,668 and $9,052, respectively, and was included in cost of sales as well as depreciation and amortization in operating expenses on the consolidated statements of net income (loss) and comprehensive income (loss).

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

Impairment of Long-lived Assets
During the first quarter of 2022, the Company recognized an impairment charge of $1,507 related to leasehold improvements and other office equipment that it plans to include in any potential sublease agreement of the Company’s corporate headquarters, encompassing approximately 29,000 square feet, in Toronto, Ontario, Canada. The determination to seek a sublease of the property and include leasehold improvements and other office equipment in any potential sublease agreement triggered the impairment charges. The impairment charge was recognized as impairment loss on long-lived assets on the consolidated statements of net income (loss) and comprehensive income (loss).
During the fourth quarter of 2021, the Company concluded that indicators of impairment were present with respect to its Canadian asset group in connection with the previously anticipated wind-down and closure of the Company’s facility in Stayner, Ontario. As a result, the Company compared the sum of the undiscounted future cash flows attributable to the Canadian asset group to their respective carrying amounts and recorded a non-cash impairment charge on long-lived assets of $113,917 as the difference between the carrying amount of the asset group and its estimated fair value for the year ended December 31, 2021, in the consolidated statements of net income (loss) and comprehensive income (loss).
During the third quarter of 2021, in connection with the Company’s reassessment of indicators of impairment relating to the U.S. segment’s property, plant and equipment asset group for the quarter ended June 30, 2021, the Company concluded that triggers were present that indicated that the carrying amounts of those assets were not recoverable. Accordingly, the Company compared the sum of the undiscounted future cash flows attributable to the U.S. asset group (the lowest level for which identifiable cash flows are available) to their respective carrying amount and recorded a non-cash impairment charge on long-lived assets of $1,214 for the difference between the carrying amount of the asset group and its estimated fair values in the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2021.
During the second quarter of 2021, the Company recognized an impairment charge of $1,039 related to leasehold improvements located within leased premises, encompassing approximately 6,000 square feet, in Los Angeles, California, which the Company determined it no longer had plans to use. The significant change in the extent and manner in which the leasehold improvements are being used and the expectation that, more likely than not, the leasehold improvements will be disposed of before the end of their useful life triggered an impairment. The impairment charges were recognized in the consolidated statements of net income (loss) and comprehensive income (loss) as an impairment loss on long-lived assets.
There were no impairment charges on property, plant and equipment during the year ended December 31, 2020.
6. Goodwill and Intangible Assets, net
(a)Goodwill
Goodwill is comprised of the following items:

	As of December 31, 2022
	Cost	Accumulated impairment charges	Net
Peace Naturals	$1,033	$—	$1,033
Redwood	213,414	(213,414)	—
	$214,447	$(213,414)	$1,033

	As of December 31, 2021
	Cost	Accumulated impairment charges	Net
Peace Naturals	$1,098	$—	$1,098
Redwood	213,414	(213,414)	—
	$214,512	$(213,414)	$1,098
Impairment of Goodwill
Accumulated impairment charges on goodwill consist of:

	As of January 1, 2022	Impairment charges	Foreign exchange effect	As of December 31, 2022
Redwood	$(213,414)	$—	$—	$(213,414)

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

	As of January 1, 2021	Impairment charges	Foreign exchange effect	As of December 31, 2021
Redwood	$(35,000)	(178,414)	—	$(213,414)
In 2019, the Company acquired all of the issued and outstanding shares of each of the four Redwood operating subsidiaries (collectively “Redwood”) for an aggregate consideration of $283,300 (the “Redwood Acquisition”), which included $227,191 in cash and 5,086,586 common shares of the Company with a fair value of $56,109. Goodwill attributable to the acquisition was $213,414. The Company is required to perform a quantitative analysis of goodwill to test for impairment on an annual basis or more frequently when events or changes in circumstances indicate that fair value of the reporting unit may be less than its carrying amount. Under ASC 350 Intangibles - Goodwill and Other, the qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions, and changes in projected future cash flows or planned revenue or earnings of the reporting unit as indicators of impairment when determining the need for a quantitative assessment of impairment.
During the third quarter of 2021, the Company reassessed the existence of impairment indicators on goodwill associated with the U.S. reporting unit, derived from the Redwood Acquisition, and the Lord Jones® brand indefinite-lived intangible asset as of June 30, 2021, and determined that quantitative impairment analyses were required as of June 30, 2021 due to slower actual revenue growth as compared to previous revenue growth forecasts and significant pricing pressures brought about by increased competition and aggressive discounting in the U.S. reporting unit and associated with the Lord Jones® brand indefinite-lived intangible asset. As such, the Company reassessed its estimates and forecasts as of June 30, 2021, to determine the fair values of the reporting unit and intangible asset using a discounted cash flow method on the reporting unit and the relief-from-royalty method on the Lord Jones® brand. Significant inputs include discount rates, growth rates, and cash flow projections, and, for the Lord Jones® brand, royalty rate. These valuation inputs are considered Level 3 inputs as defined by ASC 820 Fair Value Measurement. As a result of the analysis as of June 30, 2021, the Company concluded that the carrying amount of the U.S. reporting unit exceeded its fair value, which resulted in the recognition of an impairment charge of $178,414 on goodwill associated with its U.S. reporting unit on the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2021.
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
(b)Intangible assets, net
Intangible assets, net are comprised of the following items:

	As of December 31, 2022
	Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	$6,037	$(2,388)	$(76)	$3,573
Health Canada licenses	8,269	(1,771)	(6,498)	—
Ginkgo exclusive licenses	27,676	(1,854)	(4,434)	21,388
Israeli codes(i)	292	(49)	—	243
Total definite-lived intangible assets	42,274	(6,062)	(11,008)	25,204
Lord Jones® brand	64,000	—	(62,500)	1,500
Trademarks	142	—	(142)	—
Total intangible assets	$106,416	$(6,062)	$(73,650)	$26,704

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

	As of December 31, 2021
	Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	$5,644	$(1,595)	$(4)	$4,045
Health Canada licenses	8,793	(1,883)	(6,910)	—
Ginkgo exclusive licenses	17,330	(335)	(4,752)	12,243
Israeli codes(i)	330	(39)	—	291
Total definite-lived intangible assets	32,097	(3,852)	(11,666)	16,579
Lord Jones® brand	64,000	—	(62,500)	1,500
Trademarks	142	—	(142)	—
Total intangible assets	$96,239	$(3,852)	$(74,308)	$18,079
(i) The Israeli codes were transferred by non-controlling interests to Cronos Israel in exchange for their equity interests in the Cronos Israel entities.
Ginkgo Exclusive Licenses
CBGA
In August 2021, the Company achieved the final productivity target in respect of cannabigerolic acid (“CBGA”), under the Ginkgo Collaboration Agreement. As a result, on August 21, 2021, the Company issued 1,467,490 common shares at a share price of C$7.90 for total consideration given of C$11,593 ($9,042) to Ginkgo through the Ginkgo Collaboration Agreement for the achievement of commercialization and productivity milestones for CBGA. The estimated fair value of the exclusive license for CBGA (the “CBGA Exclusive License”) was $7,300 determined using a variation of the income approach called the relief-from-royalty method, which requires an estimate or forecast of the expected future cash flows. The definite-lived intangible asset is being amortized using the straight-line method over its estimated useful life of 10 years. The difference between the consideration paid to Ginkgo and the fair value of the exclusive license intangible asset of $1,784 was recognized as an impairment charge on the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2021.
CBGVA
In November, 2021, the Company achieved the final productivity target in respect of cannabigerovarinic acid (“CBGVA”). As a result, on November 12, 2021, the Company issued 1,467,490 common shares at a share price of C$7.12 for total consideration given of C$10,449 ($8,150) to Ginkgo. The estimated fair value of the exclusive license for CBGVA (the “CBGVA Exclusive License”) was $5,300 determined using a variation of the income approach called the relief-from-royalty method, which requires an estimate or forecast of the expected future cash flows. The definite-lived intangible asset is being amortized using the straight-line method over its estimated useful life of 10 years. The difference between the consideration paid to Ginkgo and the fair value of the exclusive license intangible asset of $3,008 was recognized as an impairment charge on the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2021.
THCVA
In June 2022, the Company achieved the final productivity target in respect of tetrahydrocannabivaric acid (“THCVA”) under the Ginkgo Collaboration Agreement. As a result, the Company issued 2,201,236 common shares at a share price of C$3.47, and made a cash payment of $600, for total consideration of C$8,412 ($6,522) to Ginkgo through the Ginkgo Collaboration Agreement. The definite-lived intangible asset is being amortized using the straight-line method over its estimated useful life of 10 years.
CBCA
In November 2022, the Company achieved the early commercialization milestone in respect of cannabichromenic acid (“CBCA”) under the Ginkgo Collaboration Agreement. As a result, the Company issued 489,163 common shares at a share price of C$4.11 for total consideration of C$2,010 ($1,473) to Ginkgo through the Ginkgo Collaboration Agreement. The definite-lived intangible asset is being amortized using the straight-line method over its estimated useful life of 10 years.
CBCVA
In December 2022, the Company achieved the final productivity target in respect of cannabichromevarinic acid (“CBCVA”) under the Ginkgo Collaboration Agreement. As a result, the Company issued 1,467,490 common shares at a share price of C$3.44 for total consideration of C$5,048 ($3,724) to Ginkgo through the Ginkgo Collaboration Agreement. The definite-lived intangible asset is being amortized using the straight-line method over its estimated useful life of 10 years.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

For the years ended December 31, 2022, 2021 and 2020, the aggregate amortization expense on intangible assets was $2,751, $1,800 and $814, respectively, and was included in depreciation and amortization in operating expenses on the consolidated statements of net income (loss) and comprehensive income (loss).
The estimated future amortization of definite-lived intangible assets is as follows:

As of December 31, 2022
2023	$3,498
2024	3,483
2025	3,207
2026	2,643
2027	2,435
Thereafter	9,938
$25,204
Impairment of Intangible Assets
Accumulated impairment charges on intangible assets, net consist of:

	As of January 1, 2022	Impairment charges	Foreign exchange effect	As of December 31, 2022
Software	$(4)	$(76)	$4	$(76)
Health Canada licenses	(6,910)	—	412	(6,498)
Ginkgo exclusive licenses	(4,752)	—	318	(4,434)
Lord Jones® brand	(62,500)	—	—	(62,500)
Trademarks	(142)	—	—	(142)
	$(74,308)	$(76)	$734	$(73,650)

	As at January 1, 2021	Impairment charges	Foreign exchange effect	As at December 31, 2021
Software	$—	$(4)	$—	$(4)
Health Canada licenses	(1,053)	(5,951)	94	(6,910)
Ginkgo exclusive licenses	—	(4,792)	40	(4,752)
Lord Jones® brand	(5,000)	(57,500)	—	(62,500)
Trademarks	—	(142)	—	(142)
	$(6,053)	$(68,389)	$134	$(74,308)
During the fourth quarter of 2021, in connection with the previously anticipated wind-down and closure of the Company’s facility in Stayner, Ontario, the Company determined that the Peace Naturals Health Canada license associated with ongoing use of the Peace Naturals Campus for cannabis cultivation and production was also impaired. Accordingly, the Company recorded an impairment loss on long-lived assets in its ROW segment of $5,951 in the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2021.
As mentioned above, during third and fourth quarter of 2021, the fair value of each of the Company’s Ginkgo exclusive licenses for two cannabinoids that achieved productivity milestones in 2021 were deemed to be lower than the consideration paid for each of those licenses. As a result, the Company recorded an aggregate impairment loss of $4,792 on long-lived assets for the year ended December 31, 2021 in the consolidated statements of net income (loss) and comprehensive income (loss).
During the third quarter of 2021, the Company concluded the carrying amount of the Lord Jones® brand exceeded its fair value, which resulted in impairment charges of $56,500 on its Lord Jones® brand in the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2021. Additionally, in the fourth quarter of 2021, due to the U.S. segment’s sustained operating losses and lack of revenue growth, the Company performed an additional impairment test on Lord Jones® brand intangible asset. As a result, the Company concluded the carrying amount of the Lord Jones® brand exceeded its fair value, which resulted in an additional impairment charge of $1,000 on its Lord Jones® brand for the year ended December 31, 2021 in the consolidated statements of net income (loss) and comprehensive income (loss).

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

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
Impairment charges on the Company’s Health Canada licenses for the year ended December 31, 2020 are related to the discontinuation of Original B.C. Ltd. (“OGBC”).

7. Leases
The Company has entered into leases primarily for the land-use rights, office premises and equipment used in the production of cannabis, U.S. hemp-derived cannabinoids and other related products. The Company’s leases have terms that range from three years to six years, excluding land use rights, which generally extend to 15 years. These leases often include options to extend the term of the lease for up to 10 years. When it is reasonably certain that the option will be exercised, the impact of the option is included in the lease term for purposes of determining total future lease payments.
Operating leases greater than one year are included in right-of-use assets and operating lease liabilities. Finance leases are included in property, plant and equipment on the Company’s consolidated balance sheet. The Company’s finance leases were not material for any of the periods presented.

	As of December 31,
	2022	2021	2020
Lease cost
Operating lease cost	$2,209	$2,530	$2,479
Short-term lease cost	—	10	60
Total lease cost	$2,209	$2,540	$2,539

Supplemental cash flow and other information
Operating cash flows - cash paid for operating lease obligations	$2,491	$2,458	$2,414
Non-cash activity - right-of-use assets obtained in exchange for lease obligations	443	3,277	5,332

Weighted-average remaining lease term (years) – operating leases	4.0	4.3	5.5
Weighted-average discount rate – operating leases	7.19%	7.65%	8.86%
For the years ended December 31, 2022, 2021 and 2020, the aggregate depreciation expense on right-of-use assets was $1,704, $1,934 and $1,310, respectively, and was included in general and administrative expenses on the consolidated statements of net income (loss) and comprehensive income (loss).
During the year ended December 31, 2022, the Company recognized an impairment charge of $1,986 related to the right-of-use lease asset associated with the Company’s corporate headquarters, encompassing approximately 29,000 square feet, in Toronto, Ontario, Canada, for which the Company determined it would seek a sublease.
During the year ended, December 31, 2021, the Company recognized an impairment charge of $702 related to the right-of-use asset associated with leased premises, encompassing approximately 6,000 square feet, in Los Angeles, California, which the Company determined it no longer had plans to use. The significant change in the extent and manner in which the leased asset was being used and the expectation that, more likely than not, the leased asset would be abandoned before the end of the lease term triggered an impairment.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

The following is a summary of the Company’s future minimum lease payments under operating leases for its premises due in future fiscal years:

As of December 31, 2022
2023	$1,648
2024	1,186
2025	1,049
2026	262
2027	104
Thereafter	556
Total lease payments	4,805
Less: imputed interest	(929)
Present value of lease liabilities	$3,876
In addition to the minimum lease payments, the Company is required to pay realty taxes and other occupancy costs in accordance with the terms of the lease agreements.
8. Derivative Liabilities
On March 8, 2019, the Company closed the previously announced investment in the Company (the “Altria Investment”) by Altria Group Inc. (“Altria”), pursuant to a subscription agreement dated December 7, 2018. As of the closing date of the Altria Investment, the Altria Investment consisted of 149,831,154 common shares of the Company and one warrant of the Company (the “Altria Warrant”), issued to a wholly owned subsidiary of Altria. As of the closing date of the Altria Investment, Altria beneficially held an approximate 45% ownership interest in the Company (calculated on a non-diluted basis). As summarized in this note, if exercised in full on such date, the exercise of the Altria Warrant would have resulted in Altria holding a total ownership interest in the Company of approximately 55% (calculated on a non-diluted basis). On December 16, 2022, Altria notified the Company that it was irrevocably relinquishing all of its rights, title and interest in the Altria Warrant, effective immediately. As a result, the Company’s liability associated with the Altria Warrant was reduced to nil, with the change recorded to gain on revaluation of derivative liabilities for the year ended December 31, 2022.
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
a.The Altria Warrant entitled the holder, subject to certain qualifications and limitations, to subscribe for and purchase up to an additional 10% of the common shares of Cronos at a per share exercise price of C$19.00, which was set to expire on March 8, 2023. The Altria Warrant was irrevocably relinquished by Altria on December 16, 2022.
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

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
The price per common share to be paid by Altria pursuant to the exercise of its Top-up Rights will be, subject to certain limited exceptions, the 10-day volume-weighted average price of the common shares of the Company on the TSX for the 10 full days preceding such exercise by Altria; provided that the price per common share of the Company to be paid by Altria pursuant to the exercise of its Top-up Rights in connection with the issuance of common shares of the Company pursuant to the exercise of options or warrants that were outstanding as of March 8, 2019 will be C$16.25 per common share without any set off, counterclaim, deduction, or withholding. These rights may not be exercised if Altria’s ownership percentage of the issued and outstanding shares of the Company falls below 20%. The Altria Warrant, Pre-emptive Rights, and fixed price Top-up Rights have been classified as derivative liabilities on the Company’s consolidated balance sheet.
As of December 31, 2022, Altria beneficially held 156,573,537 of the Company’s common shares, an approximate 41% ownership interest in the Company (calculated on a non-diluted basis).
Reconciliations of the carrying amounts of the derivative liability are presented below:

	As of January 1, 2022	Gain on revaluation	Foreign exchange effect	As of December 31, 2022
(a) Altria Warrant	$13,720	$(13,431)	$(289)	$—
(b) Pre-emptive Rights	180	(179)	(1)	—
(c) Top-up Rights	475	(450)	(10)	15
	$14,375	$(14,060)	$(300)	$15

	As of January 1, 2021	Gain on revaluation	Foreign exchange effect	As of December 31, 2021
(a) Altria Warrant	$138,858	$(127,099)	$1,961	$13,720
(b) Pre-emptive Rights	12,095	(12,102)	187	180
(c) Top-up Rights	12,457	(12,159)	177	475
	$163,410	$(151,360)	$2,325	$14,375
Fluctuations in the expected life of the derivative instruments and the Company’s share price are primary drivers for the changes in the derivative valuations during each reporting period. As the period of time the derivative liability is expected to be outstanding decreases and the share price decreases, the fair value typically decreases for each related derivative instrument. Weighted-average expected life and share price are two of the significant observable inputs used in the fair value measurement of each of the Company’s derivative instruments.
The fair values of the derivative liabilities were determined using the Black-Scholes pricing model using the following inputs:

	As of December 31, 2022
	Pre-emptive Rights	Top-up Rights
Share price at valuation date (per share in C$)	$3.44	$3.44
Subscription price (per share in C$)	$16.25	$16.25
Weighted average risk-free interest rate(i)	4.14%	4.28%
Weight average expected life (in years)(ii)	0.25	0.59
Expected annualized volatility(iii)	73%	73%
Expected dividend yield	—%	—%

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
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
(i)    The risk-free interest rate was based on Bank of Canada government treasury bills and bonds with a remaining term equal to the expected life of the derivative liabilities. As of December 31, 2022 and December 31, 2021, the risk-free interest rate uses a range of approximately 3.81% to 4.37% and 0.16% to 1.10%, respectively, for the Pre-emptive Rights and Top-up Rights.
(ii)    The expected life represents the period of time, in years, that the derivative liabilities are expected to be outstanding. The expected life of the Pre-emptive Rights and Top-up Rights is determined based on the expected term of the underlying options, warrants, and shares, to which the Pre-emptive Rights and Top-up Rights are linked. As of December 31, 2022 and December 31, 2021, the expected life uses a range of approximately 0.25 years to 2.75 years and 0.25 years to 3.75 years, respectively.
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

	10% decrease as of December 31, 2022
	Pre-emptive Rights	Top-up Rights
Share price at issuance date	$—	$4
Weighted average expected life	—	5
Expected annualized volatility	—	6

	10% decrease as of December 31, 2021
	Altria Warrant	Pre-emptive Rights	Top-up Rights
Share price at issuance date	$3,970	$80	$123
Weighted average expected life	2,971	171	133
Expected annualized volatility	5,402	96	155
These inputs are classified in Level 3 on the fair value hierarchy and are subject to volatility and several factors outside the Company’s control, which could significantly affect the fair value of these derivative liabilities in future periods.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

9. Commitments and Contingencies
(a)Commitments
R&D commitments
(i)    Ginkgo. On September 4, 2018, the Company announced an R&D partnership with Ginkgo to develop scalable and consistent production of a variety of certain common and lesser-known cannabinoids. As part of this partnership, Cronos agreed to issue up to 14,674,903 common shares of the Company (aggregate value of approximately $100,000 as of July 17, 2018 assuming all milestones are met, collectively the “Ginkgo Equity Milestones”) in tranches and $22,000 in cash subject to Ginkgo’s achievement of certain milestones and to fund certain R&D expenses, including foundry access fees. During the years ended December 31, 2022 and December 31, 2021, 4,157,888 shares and 2,934,980 shares, respectively, of the Company’s common stock were issued in conjunction with this partnership. No shares were issued for the year ended December 31, 2020.
(ii)    Technion. On October 15, 2018, the Company entered into a sponsored research agreement with the Technion Research and Development Foundation of the Technion – Israel Institute of Technology (“Technion”). Research was focused on the use of cannabinoids and their role in regulating skin health and skin disorders. This research was conducted by Technion over a three-year period and concluded during the fourth quarter of 2021. During the year ended December 31, 2021, the Company funded $60 of cash payments related to this agreement. The Company had no further funding requirements as of both December 31, 2022 and December 31, 2021.
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
(i)Class action complaints relating to restatement of 2019 interim financial statements
On March 11 and 12, 2020, two alleged shareholders of the Company separately filed two putative class action complaints in the U.S. District Court for the Eastern District of New York against the Company and its Chief Executive Officer and now former Chief Financial Officer. The court has consolidated the cases, and the consolidated amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The consolidated amended complaint generally alleges that certain of the Company’s prior public statements about revenues and internal control were incorrect based on the Company’s disclosures relating to the Audit Committee of the Board of Director’s review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel. The consolidated amended complaint does not quantify a damage request. Defendants moved to dismiss on February 8, 2021.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

On June 3, 2020, an alleged shareholder filed a Statement of Claim, as amended on August 12, 2020, in the Ontario Superior Court of Justice in Toronto, Ontario, Canada, seeking, among other things, an order certifying the action as a class action on behalf of a putative class of shareholders and damages of an unspecified amount. The Amended Statement of Claim names (i) the Company, (ii) its Chief Executive Officer, (iii) now former Chief Financial Officer, (iv) former Chief Financial Officer and Chief Commercial Officer, and (v) current and former members of the Board of Directors (the “Board”) as defendants and alleges breaches of the Ontario Securities Act, oppression under the Ontario Business Corporations Act and common law misrepresentation. The Amended Statement of Claim generally alleges that certain of the Company’s prior public statements about revenues and internal controls were misrepresentations based on the Company’s March 2, 2020 disclosure that the Audit Committee of the Board was conducting a review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel, and the Company’s subsequent restatement. The Amended Statement of Claim does not quantify a damage request. On June 28, 2021, the Court dismissed motions brought by the plaintiff for leave to commence a claim for misrepresentation under the Ontario Securities Act and for certification of the action as a class action. The plaintiff appealed the Court’s dismissal of the motions only with respect to the Company, the Chief Executive Officer, and the now former Chief Financial Officer; the remaining defendants were dismissed from the matter with prejudice, and the Company and all individual defendants agreed not to seek costs from plaintiff in connection with the dismissal of the motions. On September 26, 2022, the Court of Appeal for Ontario reversed the Superior Court’s dismissal of the leave and certification motions, granted the plaintiff leave to proceed to bring a claim for misrepresentation under the Ontario Securities Act, and remitted the certification motion back to the Superior Court.
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
U.S. Securities and Exchange Commission Settlement
On October 24, 2022, the U.S. Securities and Exchange Commission (“SEC”) issued an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 8(a) of the Securities Act of 1933 (the “Securities Act”) and Section 21(c) of the Exchange Act, Making Findings, and Imposing a Cease-and-Desist Order (the “SEC Order”) resolving the Restatements.
The Company has agreed to settle with the SEC, without admitting or denying the allegations described in the SEC Order. The SEC Order fully and finally disposes of the investigation of the Company by the SEC into the Restatements without the payment of any civil penalty or other amount.
The SEC Order required the Company to cease and desist from committing or causing any violations and any future violations of Section 17(a) of the Securities Act, Sections 10(b), 13(a), 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 13a-13, 13a-15(a), 13a-16 and 12b-20 thereunder. Additionally, the Company agreed to certain undertakings, which include, among other things, retaining a qualified independent consultant (the “Consultant”) to engage in a review of, and make recommendations with respect to, certain of the Company’s internal accounting controls and internal control over financing reporting.
As a result of the SEC Order, the Company (i) lost its status as a well-known seasoned issuer for a period of three years, (ii) is unable to rely on the private offering exemptions provided by Regulations A and D under the Securities Act for a period of five years and (iii) is unable to rely on the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995 for a period of three years.
OSC Settlement
On October 24, 2022, the Ontario Capital Markets Tribunal approved a settlement agreement (the “OSC Settlement”) between the Company and the staff of the Ontario Securities Commission (the “OSC”), resolving the Restatements.
Pursuant to the terms of the OSC Settlement, which fully and finally disposes the investigation of the Company by the OSC, Cronos agreed to pay a total of C$1.34 million to fully settle the matter, and acknowledged that it had failed to comply with the requirement under Section 77 of the Securities Act (Ontario) to file interim financial reports in the manner set out therein and had acted in a manner contrary to the public interest. Additionally, the Company agreed to retain the Consultant to engage in a review of, and make recommendations with respect to, certain of the Company’s internal accounting controls and internal control over financing reporting, on substantially the same terms as were required by the SEC pursuant the SEC Order.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

(iii)Litigation relating to marketing, distribution and sale of products
On June 16, 2020, an alleged consumer filed a Statement of Claim on behalf of a class in the Court of King’s Bench of Alberta in Alberta, Canada, against the Company and other Canadian cannabis manufacturers and/or distributors. On December 4, 2020, a Third Amended Statement of Claim was filed, which added a second alleged consumer. The Third Amended Statement of Claim alleges claims related to the defendants’ advertised content of cannabinoids in cannabis products for medicinal use on or after June 16, 2010 and cannabis products for adult use on or after October 17, 2018. The Third Amended Statement of Claim seeks a total of C$500 million for breach of contract, compensatory damages, and unjust enrichment or such other amount as may be proven in trial and C$5 million in punitive damages against each defendant, including the Company. The Third Amended Statement of Claim also seeks interest and costs associated with the action. The Company has not responded to the Third Amended Statement of Claim. On January 31, 2022, upon consent of the Company and the plaintiffs, the court dismissed the case in its entirety as to the Company.
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

10. Share-based Compensation
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
The following table summarizes the total share-based compensation associated with the Company’s stock options and RSUs:

	Year ended December 31,
	2022	2021	2020
Stock options	$6,778	$7,604	$7,185
RSUs	7,740	2,547	8,176
Liability-classified awards(i)	597	—	—
Total share-based compensation	$15,115	$10,151	$15,361
(i)Represents share-based compensation awards conditionally approved for grant to one of the Company’s former executives for a fixed monetary value, but a variable number of shares. These awards were liability-classified until the number of shares was determined.

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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

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
The following is a summary of the changes in options:

	Weighted average exercise price (C$)(i)	Number of options	Weighted average remaining contractual term (years)
Balance as of January 1, 2022	$7.75	8,939,330	2.70
Issuance of options	4.20	113,947
Exercise of options	2.79	(2,735,985)
Cancellation, forfeiture and expiry of options	5.74	(966,692)
Balance as of December 31, 2022	$10.57	5,350,600	0.73
Exercisable at December 31, 2022	$11.48	3,867,887	0.66

	Weighted average exercise price (C$)(i)	Number of options	Weighted average remaining contractual term (years)
Balance as of January 1, 2021	$5.40	13,755,148	2.30
Issuance of options	9.19	900,000
Exercise of options	2.11	(5,598,695)
Cancellation, forfeiture and expiry of options	12.37	(117,123)
Balance as of December 31, 2021	$7.75	8,939,330	2.70
Exercisable at December 31, 2021	$6.69	5,836,616	1.37
(i)The weighted average exercise price reflects the conversion of foreign currency-denominated stock options translated into C$ using the average foreign exchange rate as of the date of issuance.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

For the years ended December 31, 2022 and 2021, the fair value per option at grant date was C$2.94 and C$6.39, respectively. The fair value of the options issued during the year was determined using the Black-Scholes option pricing model, using the following inputs:

	2022	2021
Share price at grant date (per share)	C$4.20	C$9.19
Exercise price (per option)	C$4.20	C$9.19
Risk-free interest rate	3.14%	1.39%
Expected life of options (in years)(i)	7	7
Expected annualized volatility	73%	75%
Expected dividend yield	—	—
Weighted average Black-Scholes value at grant date (per option)	C$2.94	C$6.39
Forfeiture rate	—	—
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
The following table summarizes stock options outstanding:

	Options outstanding as of December 31,
	2022	2021	2020
2020 Omnibus Plan	2,788,947	2,900,000	2,000,000
2018 Stock Option Plan	1,422,069	1,550,074	1,627,715
2015 Stock Option Plan	1,139,584	4,489,256	10,127,433
Total stock options outstanding	5,350,600	8,939,330	13,755,148
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
The following is a summary of the changes in RSUs:

	Weighted average grant date fair value (C$)(iii)	Number of RSUs
Balance at January 1, 2022	$9.22	1,225,870
Granted(i)(ii)	4.27	6,140,492
Vested and issued	7.40	(1,151,292)
Cancellation and forfeitures	5.08	(489,600)
Balance at December 31, 2022	$4.63	5,725,470

	Weighted average grant date fair value (C$)(ii)	Number of RSUs
Balance at January 1, 2021	$7.66	948,357
Granted(i)	11.06	576,876
Vested and issued	7.57	(158,178)
Cancellation and forfeitures	8.03	(141,185)
Balance at December 31, 2021	$9.22	1,225,870
(i)RSUs granted in the period vest annually in equal installments over a three-year period from either the grant date or after a three or five year “cliff-period.” All RSUs are subject to such holder’s continued employment through each vesting date. The vesting of such RSUs is not subject to the achievement of any performance criteria.
(ii)Equity grants for 2020, 2021 and 2022 were held back for certain executives of the Company in connection with ongoing investigations by the SEC and the OSC, which were subsequently settled on October 24, 2022. On August 5, 2022, the Compensation Committee approved the release of these held-back equity grants conditioned upon settlement of the SEC and OSC investigations. These RSUs vest in equal installments over a period of three years from what would have been their original grant dates had the grants not been withheld.
(iii)The weighted-average grant date fair value reflects the conversion of foreign currency-denominated RSUs translated into C$ using the foreign exchange rate as of the date of issuance.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

(d)Deferred share units
On August 10, 2019, the Company established the DSU Plan pursuant to which its non-executive directors receive DSUs for Board services. The DSU Plan is designed to promote a greater alignment of long-term interests between non-executive directors and shareholders. The number of DSUs granted under the DSU Plan (including fractional DSUs) is determined by dividing the amount of remuneration payable by the closing price as reported by the TSX for awards made prior to 2022 and as reported by Nasdaq for awards made in 2022 on the trading day immediately preceding the date of grant. DSUs are payable at the time a non-executive director ceases to hold the office of director for any reason and are settled by a lump-sum cash payment, in accordance with the terms of the DSU Plan, based on the fair value of the DSUs at such time. The fair value of the cash payout is determined by multiplying the number of DSUs vested at the payout date by the closing price as reported by the TSX for awards made prior to 2022 and as reported by Nasdaq for awards made in 2022 on the trading day immediately preceding the payout date. The fair value of the cash payout is determined at each reporting date based on the fair value of the Company’s common shares at the reporting date and is recorded within other liabilities.
The following is a summary of the changes in DSUs:

	Financial liability	Number of DSUs
Balance at January 1, 2022	$408	104,442
Granting and vesting of DSUs	443	161,290
Gain on revaluation	(177)	—
Balance at December 31, 2022	$674	265,732

	Financial liability	Number of DSUs
Balance at January 1, 2021	$577	$83,293
Granting and vesting of DSUs	354	48,913
Liabilities settled	(203)	(27,764)
Loss on revaluation	(320)	—
Balance at December 31, 2021	$408	$104,442
(e)Warrants
The following is a summary of the changes in warrants:

	Weighted average exercise price (C$)	Number of warrants
Balance as of January 1, 2021	$0.25	7,987,349
Exercise of warrants	0.25	(7,987,349)
Balance as of December 31, 2021	$—	—
As of December 31, 2022, there were no warrants outstanding.
(f)Liability-classified awards
During the year ended December 31, 2022, the Compensation Committee conditionally approved the grant to one of the Company’s former executives of share-based compensation awards for a fixed monetary amount, but a variable number of common shares. These awards were liability-classified until the number of common shares was determined.

Financial liability
Balance as of January 1, 2022	$—
Grants	597
Transfers to equity awards	(597)
Balance as of December 31, 2022	$—
As of December 31, 2021, there were no liability-classified awards outstanding.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

11. Income Taxes
For financial reporting purposes, loss from continuing operations before income taxes includes the following components:

	Year ended December 31,
	2022	2021	2020
Rest of World	$(55,502)	$(116,267)	$12,679
United States	(79,057)	(280,868)	(85,952)
Total	$(134,559)	$(397,135)	$(73,273)
The loss before income taxes above excludes losses from discontinued operations of $nil, $500 and $650 for the year ended December 31, 2022, 2021 and 2020, respectively.
Income tax expense (benefit) consists of the following components:

	Year Ended December 31,
	2022	2021	2020
Current:
Rest of World	$34,416	$(382)	$1,024
United States	—	(89)	323
Total	$34,416	$(471)	$1,347
Deferred:
Rest of World	$(241)	$40	$—
United States	—	—	—
Total	$(241)	$40	$—
As of December 31, 2022, 2021 and 2020, the Company’s current income taxes payable were $32,956, $105 and $865, respectively, related to current income tax expense. Included in other receivables as of December 31, 2022, 2021 and 2020 is $40, $543 and $nil, respectively, related to current income tax benefits.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

Income tax differs from that computed using the combined Canadian federal and provincial statutory income tax rate of 26.5%. Reconciliation of the expected income tax to the effective tax rate in continuing operations is as follows:

	Year ended December 31,
	2022	2021		2020
Loss before income taxes	$(134,559)	$(397,135)	$	$(73,273)
Effective income tax rate	26.5%	26.5%		26.5%
Expected income tax benefit	$(35,658)	$(105,241)		$(19,417)

Non-taxable income (loss)	(2,140)	39		(711)
Non-deductible share-based compensation	1,198	1,667		2,498
Non-deductible expenses	836	53		1,364
Non-deductible transaction costs	1,625	2,917		3,146
Effect of provincial tax rate difference	(15)	(1)		(15)
Effect of tax rates outside of Canada	1,848	(1,869)		(362)
Effect of change in tax rates	11,041	—		—
Fair value gain on financial liabilities	(3,726)	(40,111)		(34,250)
Changes in valuation allowance	(6,873)	141,639		48,227
Capital gain on financial liabilities	66,193	—		—
Other	(154)	476		867
Income tax expense (benefit), net	$34,175	$(431)		$1,347
The valuation allowance recorded against the loss on discontinued operations is not reflected in the effective tax rate reconciliation presented above for continuing operations.
For the year ended December 31, 2022, the Company realized a capital gain for tax purposes of $479,800 as a result of Altria’s irrevocable relinquishment of the Altria Warrant on December 16, 2022, resulting in an increase in the total income tax expense reported for the year ended December 31, 2022.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

The following table summarizes the significant components of the Company’s deferred tax assets and liabilities:

	As of December 31,
	2022	2021
Deferred assets:
Tax loss carryforwards	$98,074	$111,373
Interest expense carryforwards	2,533	1,047
Deferred financing costs	1,311	2,788
Share issuance cost	196	834
Finance lease obligation	690	1,847
Plant and equipment	37,662	38,119
Investment	13,359	900
Intangible asset	53,365	65,088
Inventory	1,287	—
Reserve	2,972	3,633
R&D investment tax credits	293	—
Other	3,099	1,450
Total deferred tax assets	214,841	227,079
Less valuation allowance	(214,199)	(224,776)
Net deferred tax assets	642	2,303
Deferred tax liabilities:
Right-of-use assets	(365)	(1,860)
Unrealized foreign exchange	(84)	(483)
Total deferred tax liabilities	(449)	(2,343)
Net deferred tax asset (liability)(i)	$193	$(40)
(i)Net deferred tax asset (liability) is reported as Other assets within our consolidated balance sheet.
The realization of deferred tax assets is dependent on the Company’s generating sufficient taxable income in the years that the temporary differences become deductible. A valuation allowance has been provided for the deferred tax assets that the Company determined did not meet the more-likely-than-not recognition threshold under U.S. GAAP.
As of December 31, 2022 and 2021, the Company’s valuation allowance was $214,199 and $224,776, respectively. The valuation allowance decreased by $10,577 during the year ended December 31, 2022, and increased by $138,841 during the year ended December 31, 2021. The decrease in the valuation allowance during the year ended December 31, 2022, was primarily due to the recognition of a portion of deferred tax assets for which a valuation allowance was recorded in the prior year.
As of December 31, 2022, the Company had net operating losses in Canada, the U.S., and Israel available to offset future years’ taxable income of approximately $216,120, $134,593, $18,739, respectively. As of December 31, 2021, the Company had net operating losses in Canada, the U.S., and Israel available to offset future years’ taxable income of approximately $276,497, $117,983, and $24,843, respectively. The net operating losses in Canada will begin to expire, for purposes of carryforward, in fiscal year 2033. The net operating losses in the U.S. can be carried forward indefinitely for federal purposes. The net operating losses in Israel can be carried forward indefinitely. The decrease in net operating loss carry-forward balance reported in Canada was primarily due to the Company utilizing a portion of its net operating loss carry-forward balance in Canada to offset a portion of the capital gain realized as a result of Altria’s irrevocable relinquishment of the Altria Warrant on December 16, 2022.
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
As of December 31, 2022, the Company has various scientific research and experimental development investment tax credit carryforwards of $293 related to Canadian operations, which, if not utilized, will begin to expire in 2040. Investment tax credits are recognized when realization of the tax credits is more likely than not.
The Company files federal income tax returns in Canada, Israel and the U.S. The Company has open tax years with the taxation jurisdictions. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

regulations and tax treaties, as they relate to the amount, timing, or inclusion of revenue and expense. As of December 31, 2022, Peace Naturals is under examination with the Canadian Reserve Agency for tax years 2019 and 2020.

Jurisdiction	Open Years
Canada	2018 – 2022
United States	2019 – 2022
Israel	2019 – 2022
Accounting guidance clarifies the accounting for uncertain tax positions and prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, the authoritative guidance addresses the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. Only tax positions that meet the more-likely-than-not recognition threshold may be recognized. There were no identified unrecognized tax benefits as of December 31, 2022 or December 31, 2021.
As of December 31, 2022 and 2021, deferred income taxes have not been provided for any undistributed earnings from operations outside of Canada. The foreign subsidiaries have accumulated losses and as such the amount of undistributed earnings upon which income taxes have not been provided is immaterial to these consolidated financial statements.

12. Segment Information and Disaggregated Revenue
Segment reporting is prepared on the same basis that the Company’s chief operating decision maker (the “CODM”) manage the business, make operating decisions and assess the Company’s performance. For the years ended December 31, 2022 and December 31, 2021, the Company determined that it has the following two reportable segments: United States and Rest of World. The United States operating segment consists of the manufacture and distribution of U.S. hemp-derived products. The Rest of World operating segment is involved in the cultivation, manufacture, and marketing of cannabis-derived products for the medical and adult-use markets. These two segments represent the geographic regions in which the Company operates and the different product offerings within each geographic region. The results of each segment are regularly reviewed by the CODM to assess the performance of the segment and make decisions regarding the allocation of resources. The CODM reviews adjusted earnings (loss) before interest, tax, depreciation and amortization (“Adjusted EBITDA”) as the measure of segment profit or loss to evaluate performance of and allocate resources for its reportable segments. Adjusted EBITDA is defined as earnings before interest, tax, depreciation, non-cash items and items that do not reflect management’s assessment of ongoing business performance.
The tables below set forth our consolidated results of operations by segment:

	Year ended December 31, 2022
	United States	Rest of World	Corporate	Total
Cannabis flower	$—	$63,593	$—	$63,593
Cannabis extracts	5,155	22,522	—	27,677
Other	—	634	—	634
Net revenue	5,155	86,749	—	91,904

Share of income from equity method investments	—	3,114	—	3,114

Interest income	4,519	18,031	—	22,550
Interest expense	(1)	(12)	—	(13)
Interest income (expense), net	4,518	18,019	—	22,537

Total assets	368,588	290,799	553,622	1,213,009
Depreciation and amortization	344	5,681	—	6,025
Impairment loss on long-lived assets	—	3,493	—	3,493
Adjusted EBITDA	(20,134)	(37,230)	(23,244)	(80,608)
Purchase of property, plant and equipment, net	183	3,268	—	3,451

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

	Year ended December 31, 2021
	United States	Rest of World	Corporate	Total
Cannabis flower	$—	$55,194	$—	$55,194
Cannabis extracts	9,874	8,807	—	18,681
Other	—	560	—	560
Net revenue	9,874	64,561	—	74,435

Share of loss from equity method investments	—	(6,313)	—	(6,313)

Interest income	40	9,058	—	9,098
Interest expense	—	(27)	—	(27)
Interest income, net	40	9,031	—	9,071

Total assets	462,830	273,484	661,424	1,397,738
Depreciation and amortization	295	4,189	—	4,484
Impairment loss on goodwill and indefinite-lived assets	236,019	37	—	236,056
Impairment loss on long-lived assets	2,955	124,664	—	127,619
Loss from discontinued operations	—	(500)	—	(500)
Adjusted EBITDA	(40,717)	(99,139)	(20,607)	(160,463)
Purchase of property, plant and equipment, net	776	10,368	—	11,144

	Year ended December 31, 2020
	United States	Rest of World	Corporate	Total
Cannabis flower	$—	$27,932	$—	$27,932
Cannabis extracts	9,495	8,759	—	18,254
Other	—	533	—	533
Net revenue	9,495	37,224	—	46,719

Share of loss from equity method investments	—	(4,510)	—	(4,510)

Interest income	16	18,585	—	18,601
Interest expense	(34)	(152)	—	(186)
Interest income, net	(18)	18,433	—	18,415

Total assets	253,745	388,351	1,283,586	1,925,682
Depreciation and amortization	234	2,638	—	2,872
Impairment loss on indefinite-lived assets	40,000	—	—	40,000
Loss from discontinued operations	—	(650)	—	(650)
Adjusted EBITDA	(28,019)	(98,349)	(20,885)	(147,253)
Purchase of property, plant and equipment, net	385	31,027	—	31,412

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

The following tables set forth a reconciliation of net income (loss) as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated:

(in thousands of U.S. dollars)	Year ended December 31, 2022
	US	ROW	Corporate	Total
Net loss	$(84,194)	$(54,129)	$(30,411)	$(168,734)
Interest income, net	(4,518)	(18,019)	—	(22,537)
Income tax expense	—	34,175	—	34,175
Depreciation and amortization	1,485	11,637	—	13,122
EBITDA	(87,227)	(26,336)	(30,411)	(143,974)
Share of income from equity accounted investments	—	(3,114)	—	(3,114)
Impairment loss on long-lived assets(ii)	—	3,493	—	3,493
Gain on revaluation of derivative liabilities(iii)	—	(14,060)	—	(14,060)
Gain on revaluation of financial instruments(iv)	—	(14,739)	—	(14,739)
Impairment loss on other investments(vi)	61,392	—	—	61,392
Foreign currency transaction loss	—	2,286	—	2,286
Other, net(vii)	169	324	—	493
Restructuring costs(ix)	1,788	3,545	—	5,333
Share-based compensation(x)	3,744	11,371	—	15,115
Financial statement review costs(xi)	—	—	7,167	7,167
Adjusted EBITDA	$(20,134)	$(37,230)	$(23,244)	$(80,608)

(in thousands of U.S. dollars)	Year ended December 31, 2021
	US	ROW	Corporate	Total
Net loss	$(283,883)	$(81,811)	$(31,510)	$(397,204)
Interest income, net	(40)	(9,031)	—	(9,071)
Income tax benefit	(89)	(342)	—	(431)
Depreciation and amortization	917	14,485	—	15,402
EBITDA	(283,095)	(76,699)	(31,510)	(391,304)
Share of loss from equity method investments	—	6,313	—	6,313
Impairment loss on goodwill and indefinite-lived intangible assets(i)	236,019	37	—	236,056
Impairment loss on long-lived assets(ii)	2,955	124,664	—	127,619
Gain on revaluation of derivative liabilities(iii)	—	(151,360)	—	(151,360)
Gain on revaluation of financial instruments(iv)	—	(8,611)	—	(8,611)
Transaction costs(v)	—	—	3,801	3,801
Other, net(vii)	3	(733)	—	(730)
Loss from discontinued operations(viii)	—	500	—	500
Share-based compensation(x)	3,401	6,750	—	10,151
Financial statement review costs(xi)	—	—	7,102	7,102
Adjusted EBITDA	$(40,717)	$(99,139)	$(20,607)	$(160,463)

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

(in thousands of U.S. dollars)	Year ended December 31, 2020
	US	ROW	Corporate	Total
Net income (loss)	$(77,368)	$32,671	$(30,573)	$(75,270)
Interest expense (income), net	18	(18,433)	—	(18,415)
Income tax expense	323	1,024	—	1,347
Depreciation and amortization	234	6,811	—	7,045
EBITDA	(76,793)	22,073	(30,573)	(85,293)
Share of loss from equity accounted investments	—	4,510	—	4,510
Impairment loss on goodwill and indefinite-lived intangible assets(i)	40,000	—	—	40,000
Gain on revaluation of derivative liabilities(iii)	—	(129,254)	—	(129,254)
Loss on revaluation of financial instruments(iv)	—	9	—	9
Transaction costs(v)	40	—	—	40
Other, net(vii)	20	1,805	—	1,825
Loss from discontinued operations(viii)	—	650	—	650
Share-based compensation(x)	8,714	6,647	—	15,361
Financial statement review costs(xi)	—	—	9,688	9,688
Gain on disposal of investments(xii)	—	(4,789)	—	(4,789)
Adjusted EBITDA	$(28,019)	$(98,349)	$(20,885)	$(147,253)
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
(ii)For the year ended December 31, 2022, impairment loss on long-lived assets relates to the Company’s decision to seek a sublease for leased office space in Toronto, Ontario, Canada during the first quarter of 2022. For the year ended December 31, 2021, impairment loss on long-lived assets relates to impairment charges on property, plant and equipment and definite-lived intangible assets in the Canadian asset group, impairment charges for the differences between the consideration paid to Ginkgo for the achievement of two equity milestones in connection with the Ginkgo Collaboration Agreement and the fair values of the CBGA Exclusive License and CBGVA Exclusive License as well as impairment on leased premises in the U.S. segment. See Note 5 “Property, Plant and Equipment, net” and Note 6 “Goodwill and Intangible Assets, net.”
(iii)For the years ended December 31, 2022, 2021 and 2020, the gain on revaluation of derivative liabilities represents the fair value changes on the derivative liabilities. See Note 8 “Derivative Liabilities.”
(iv)For the year ended December 31, 2022 and 2021, gain on revaluation of financial instruments relates primarily to the Company’s unrealized holding gain on its mark-to-market investment in Vitura as well as revaluations of financial liabilities resulting from DSUs. For the year ended December 31, 2020, (gain) loss on revaluation of financial instruments relates to revaluations of financial liabilities resulting from DSUs. See Note 3 “Investments.”
(v)For the years ended December 31, 2021 and 2020, transaction costs represent legal, financial and other advisory fees and expenses incurred in connection with various strategic investments. These costs are included in general and administrative expenses on the consolidated statements of net income (loss) and comprehensive income (loss).
(vi)For the year ended December 31, 2022, impairment loss on other investments related to the PharmaCann Option for the difference between its fair value and carrying amount. See Note 3 “Investments.”
(vii)For the year ended December 31, 2022, other, net primarily related to $877 loss on disposal of assets and $384 of dividends declared by Vitura on the Company’s 55,176,065 ordinary shares in the capital of Vitura. For the years ended December 31, 2021 and 2020, other, net is primarily related to (gain) loss on reclassification of held-for-sale assets and (gain) loss on disposal of assets.
(viii)For the years ended December 31, 2021 and 2020, loss from discontinued operations relates to the discontinuance of OGBC.
(ix)For the year ended December 31, 2022, restructuring costs related to the employee-related severance costs and other restructuring costs associated with the Realignment, including the change in the nature of operations at the Peace Naturals Campus. See Note 16 “Restructuring.”
(x)For the years ended December 31, 2022, 2021 and 2020, share-based compensation relates to the vesting expenses of share-based compensation awarded to employees under the Company’s share-based award plans as described in Note 10. “Share-based Compensation.”
(xi)For the years ended December 31, 2022, 2021 and 2020, financial statement review costs include costs related to the restatements of the Company’s 2019 interim financial statements and second quarter 2021 interim financial statements, costs related to the Company’s responses to requests for information from various regulatory authorities relating to such restatements and legal costs defending shareholder class action complaints brought against the Company as a result of the 2019 restatement.
(xii)For the year ended December 31, 2020, gain on disposal of investments is primarily comprised of the gain recorded related to the sale of common shares of Aurora, which were received in connection with the achievement of a milestone related to the Whistler Transaction in 2020 and as a result of the closing of the Whistler Transaction in 2019. See Note 3 “Investments.”

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

Net revenue attributed to a geographic region based on the location of the customer was as follows:

	Year ended December 31,
	2022	2021	2020
Canada	$56,233	$50,294	$34,538
Israel	30,516	13,376	2,539
United States	5,155	9,874	9,495
Other countries	—	891	147
Net revenue	$91,904	$74,435	$46,719
Property, plant and equipment, net were physically located in the following geographic regions:

	As of December 31,
	2022	2021
Canada	$40,052	$49,117
United States	20,251	24,473
Israel	254	480
Total	$60,557	$74,070

13. Earnings (Loss) per Share
Basic and diluted earnings (loss) per share from continued and discontinued operations are calculated as follows:

	Year ended December 31,
	2022	2021	2020
Basic loss per share computation
Net loss from continuing operations attributable to the shareholders of Cronos Group	$(168,734)	$(395,607)	$(72,487)
Weighted-average number of common shares outstanding for computation for basic earnings per share(i)	376,961,797	370,390,965	351,576,848
Basic loss from continuing operations per share	$(0.45)	$(1.07)	$(0.21)

Loss from discontinued operations attributable to the shareholders of Cronos Group	$—	$(500)	$(650)
Weighted-average number of common shares outstanding from computation for basic earnings per share	376,961,797	370,390,965	351,576,848
Basic loss from discontinued operations per share	$0.00	$0.00	$0.00

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

Diluted loss per share computation
Net loss used in the computation of basic loss from continuing operations per share	$(168,734)	$(395,607)	$(72,487)
Adjustment for exercise of rights on derivative liabilities	—	—	—
Net loss used in the computation of diluted loss from continuing operations per share	$(168,734)	$(395,607)	$(72,487)

Weighted-average number of common shares outstanding used in the computation of basic loss per share	376,961,797	370,390,965	351,576,848
Dilutive effect of stock options	—	—	—
Dilutive effect of RSUs	—	—	—
Dilutive effect of Altria Warrant	—	—	—
Dilutive effect of Top-up Rights – market price	—	—	—
Weighted-average number of common shares for computation of diluted loss from continuing operations per share(i)	376,961,797	370,390,965	351,576,848
Diluted loss per share from continuing operations	$(0.45)	$(1.07)	$(0.21)

Loss from discontinued operations attributable to the shareholders of Cronos Group	$—	$(500)	$(650)
Weighted-average number of common shares for computation of diluted loss from discontinued operations per share	376,961,797	370,390,965	351,576,848
Diluted loss from discontinued operations per share	$0.00	$0.00	$0.00
(i)In computing diluted earnings per share, incremental common shares are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive.
Total securities of 112,612,579, 125,195,001 and 151,338,762 were not included in the computation of diluted shares outstanding for the years ended December 31, 2022, 2021 and 2020, respectively, because the effect would be anti-dilutive.

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
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$764,644	$—	$—	$764,644
Short-term investments	113,077	—	—	113,077
Other investments(i)	21,993	—	—	21,993
Derivative liabilities	—	—	15	15

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$886,973	$—	$—	$886,973
Short-term investments	117,684	—	—	117,684
Other investments(i)	8,000	—	—	8,000
Derivative liabilities	—	—	14,375	14,375
(i)On December 16, 2021, Cronos Australia (now, Vitura) closed their merger agreement to acquire CDA Health Pty Ltd, an Australian medicinal cannabis company. In connection with the closing of the Cronos Australia Merger, the Company’s ownership interest in Cronos Australia decreased to approximately 10% and the Company’s number of Cronos Australia board seats was reduced from two to zero which constituted a loss of significant influence. As such, the Company reclassified the investment from an investment in equity method investments under the equity method of accounting to other investments under the fair value method of accounting. See Note 3 “Investments.”
There were no transfers between fair value categories during the periods presented.
The following tables present information about the Company’s assets that are measured at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Other investments(i)	—	—	49,000	49,000
(i)On June 14, 2021, the Company purchased an option to acquire 473,787 shares of Class A Common Stock of PharmaCann, a vertically integrated cannabis company in the United States, at an exercise price of $0.0001 per share, representing approximately 10.5% of PharmaCann’s issued and outstanding capital stock on a fully diluted basis as of the date of the PharmaCann Option, for an aggregate purchase price of approximately $110,392. On February 28, 2022, PharmaCann closed its previously announced transaction with LivWell pursuant to which PharmaCann acquired LivWell. LivWell is a multi-state cannabis cultivation and retail leader based in Colorado. As a result of the LivWell Transaction, the Company’s ownership percentage in PharmaCann on a fully diluted basis decreased to approximately 6.4%. As of December 31, 2022, the Company’s ownership percentage in PharmaCann on a fully diluted basis was approximately 6.3%. See Note 3 “Investments.”
There were no transfers between fair value categories during the periods presented.
(b)Financial risks
The Company’s activities expose it to a variety of financial risks, including credit risk, liquidity risk, market risk, interest rate risk, and foreign currency rate risk.
Credit risk
Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk from its operating activities, primarily accounts receivable and other receivables, and its investing activities, including cash held with banks and financial institutions, short term investments, loans receivable, and advances to joint ventures. The Company’s maximum exposure to this risk is equal to the carrying amount of these financial assets, which amounted to $987,442 and $1,118,684 as of December 31, 2022 and December 31, 2021, respectively.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

(i)Accounts receivable
The Company had accounts receivable of $23,113 and $22,067 as of December 31, 2022 and December 31, 2021, respectively. An impairment analysis is performed at each reporting date using a provision matrix to measure expected credit losses. The provision rates are based on the days past due for groupings of various customer segments with similar loss patterns. The calculation reflects the probability-weighted outcome, the time value of money and reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Accounts receivable are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, amongst others, the failure of a debtor to engage in a repayment plan, and a failure to make contractual payments for a period of greater than 120 days past due. As of December 31, 2022, 2021 and 2020, the Company had $2, $8 and $9, respectively, in expected credit losses on receivables from contracts with customers in the ROW segment and $217, $104 and $65, respectively, in expected credit losses on receivables from contracts with customers in the U.S. segment.
As of December 31, 2022, the Company has assessed that there is a concentration of credit risk as 55% of the Company’s accounts receivable were due from three customers with an established credit history with the Company. As of December 31, 2021, 88% of the Company’s accounts receivable were due from four customers with an established credit history with the Company.
The Company sells products through a limited number of major customers. Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s revenues. During the year ended December 31, 2022, the Company earned a total net revenue before excise taxes of $63,509 from three major customers in the ROW segment, together accounting for 55% of the Company’s total net revenue before excise taxes. During the year ended December 31, 2021, the ROW segment earned a total net revenue before excise taxes of $41,603 from three major customers, together accounting for 56% of the Company’s total net revenue before excise taxes. During the year ended December 31, 2020, the ROW segment earned a total net revenue before excise taxes of $34,295 from four major customers, accounting for 63% of the Company’s total net revenues before excise taxes. During the years ended December 31, 2022, 2021, and 2020 the U.S. segment had no major customers.
(ii) Cash and cash equivalents, short-term investments, and other receivables
The Company held cash and cash equivalents of $764,644 and $886,973 as of December 31, 2022 and December 31, 2021, respectively. The short-term investments and related interest receivable of $113,077 and $117,684 as of December 31, 2022 and December 31, 2021, respectively, represent short-term investments with a maturity of less than a year and accrued interest. The cash and cash equivalents and short-term investments, including guaranteed investment certificates and bankers’ acceptances, are held with central banks and financial institutions that are highly rated. In addition to interest receivable, other receivables include sales taxes receivable from the government. As such, the Company has assessed an insignificant loss allowance on these financial instruments.
Liquidity risk
Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due and arises principally from the Company’s accounts payable. The Company had trade accounts payable of $8,599 and $8,395 as of December 31, 2022 and December 31, 2021, respectively, included in accounts payable on the consolidated balance sheet. The Company’s policy is to review liquidity resources and ensure that sufficient funds are available to meet financial obligations as they become due. Further, the Company’s management is responsible for ensuring funds exist and are readily accessible to support business opportunities as they arise. The Company’s funding has primarily been provided in the form of capital raised through the issuance of common shares and warrants. As of December 31, 2022, the Company has assessed a concentration of risk of vendors as 27% of accounts payable were due to one vendor. As of December 31, 2021, the Company has assessed a concentration risk of vendors as 19% of accounts payable due to one vendor.
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those that possess a short term to maturity. A 10% change in the interest rate in effect on December 31, 2022 and December 31, 2021, would not have a material effect on (i) fair value of the cash equivalents and short-term investments as the majority of the portfolio has a maturity date of three months or less, or (ii) interest income. Management continues to monitor external interest rates and revise the Company’s investment strategy as a result.
During the years ended December 31, 2022 and December 31, 2021, the Company had net interest income of $22,537 and $9,071, respectively. During the year ended December 31, 2022, the Company’s average variable interest rate increased approximately 3.5%. During the year ended December 31, 2021, the Company’s average variable interest rate did not change materially.
Foreign currency risk
Currency rate risk is the risk that the fair value of, or future cash flows from, the Company’s financial instruments will significantly fluctuate due to changes in foreign exchange rates. The Company is exposed to this risk on investments in equity investments denominated in A$ and C$, and other assets and liabilities denominated in A$ and C$. The Company is further exposed to this risk through subsidiaries operating in Israel and the U.S. as the Company’s functional currency is in Canadian dollars. The Company does not currently use foreign exchange contracts to hedge its exposure to currency rate risk. As such, the Company’s financial position and financial results may be adversely affected by the unfavorable fluctuations in currency exchange rates.
As of December 31, 2022 and December 31, 2021, the Company had foreign currency gain (loss) on translation of $(50,616) and $8,192, respectively. A 10% change in the exchange rates for the foreign currencies would affect the carrying amounts of net assets by approximately $77,414 and $87,705 as of December 31, 2022 and December 31, 2021, respectively.

15. Related Party Transactions
(a)Altria
On March 8, 2019, in connection with the Altria Investment, Altria, through certain of its wholly owned subsidiaries, purchased a 45% equity interest in the Company. As of December 31, 2022, Altria beneficially held an approximately 41% ownership interest in the Company (calculated on a non-diluted basis).
The Company incurred the following expenses for consulting services from Altria Pinnacle LLC, a subsidiary of Altria (“Altria Pinnacle”):

	Year ended December 31,
	2022	2021	2020
Altria Pinnacle – expense	$—	$436	$1,199
There were no amounts payable related to the consulting services with Altria Pinnacle as of December 31, 2022 and 2021.
Refer to Note 8 “Derivative Liabilities” for further information on the derivative liabilities related to the Altria Investment.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

(b)Cronos GrowCo
The Company holds a variable interest in Cronos GrowCo through its ownership of 50% of Cronos GrowCo’s common shares and senior secured debt in Cronos GrowCo. See Note 3 “Investments” for further discussion.
The Company made the following purchases of cannabis products from Cronos GrowCo:

	Year ended December 31,
	2022	2021	2020
Cronos GrowCo – purchases	$18,144	$4,820	$—
The Company’s outstanding payable balance to Cronos GrowCo was $2,519 and $82 as of December 31, 2022 and December 31, 2021, respectively.
Additionally, on August 23, 2019, the Company, as lender, and Cronos GrowCo, as borrower, entered into the GrowCo Credit Facility. See additional information in Note 4 “Loans Receivable, net.”
(c)Vendor Agreement
In November 2022, the Company entered into an agreement with an external vendor whereby the vendor would provide certain manufacturing services to the Company. The vendor then subcontracted out a portion of those services to another company whose chief executive officer is an immediate family member of an executive of the Company. The Company has no direct contractual relationship with the related party.

During the year-ended 2022, the Company purchased $645 of products and services under this agreement and had no outstanding accounts payable related to the agreement as of December 31, 2022.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(In thousands of U.S. dollars, except for share amounts)

16. Restructuring
In the first quarter of 2022, the Company initiated a strategic plan to realign the business around its brands, centralize functions and evaluate the Company’s supply chain (the “Realignment”). As part of the Realignment, on February 28, 2022, the Board approved plans to leverage the Company’s strategic partnerships to improve supply chain efficiencies and reduce manufacturing overhead by exiting its production facility in Stayner, Ontario, Canada (the “Peace Naturals Campus”). On February 27, 2023, the Board approved revisions to the Realignment, which are expected to result in the Company maintaining select components of its operations at the Peace Naturals Campus, namely distribution warehousing, certain R&D activities and manufacturing of certain of the Company’s proprietary innovation products, while seeking to lease the remaining portions of the Peace Naturals Campus to third parties. The Realignment initiatives were intended to position the Company to drive profitable and sustainable growth over time.
During the year ended December 31, 2022, the Company recognized $5,333 of restructuring costs in connection with the Realignment, including the change in the nature of operations at the Peace Naturals Campus. Charges related thereto include employee-related costs such as severance, relocation and other termination benefits, as well as contract termination and other related costs.
The Company incurred the following restructuring costs by reportable segment:

	Year ended December 31,
	2022	2021
Rest of World	$3,544	$—
United States	1,789	—
Total	$5,333	$—

The following table summarizes the Company’s restructuring activity for the year ended December 31, 2022:

	As of January 1, 2022	Expenses	Payments/Write-offs	As of December 31, 2022
Employee termination benefits	$—	$3,671	$(3,268)	$403
Other restructuring costs	—	1,662	(1,641)	21
Total	$—	$5,333	$(4,909)	$424

17. Subsequent Events
In March 2022, following the evaluation of our global supply chain, we announced the planned exit of our Peace Naturals Campus as part of the Realignment. Given the constantly evolving operating landscape Cronos participates in and our continued work towards building an efficient global supply chain, we continue to remain agile in our evaluation of our footprint and the market’s capabilities. To that end, in February 2023, the Board approved plans to maintain select components of the Company’s operations at the Peace Naturals Campus, namely distribution and warehousing, certain R&D activities and manufacturing of certain of the Company’s proprietary innovation products.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
(a)Evaluation of Disclosure Controls and Procedures.
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2022. Based on that evaluation, management has concluded that, as of December 31, 2022, due to the existence of a material weakness in the Company’s internal control over financial reporting described below, the disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b)Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022 because of the material weakness described below.
We did not design and maintain effective controls over Information Technology General Controls (“ITGC”), pertaining to user access management and the provisioning and monitoring of user access, including privileged access. We believe this weakness to be the result of ineffective monitoring of security administrator activities, insufficient retention of documentation to support access requests and lack of training on the importance of ITGC. This material weakness did not impact any information derived from information systems and did not result in any identified misstatements to our financial statements.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

(c)Changes in Internal Controls over Financial Reporting
Other than the material weakness identified above and measures described below to remediate the material weaknesses previously identified, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the fourth quarter of the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation of Previously Reported Material Weaknesses
The Company has implemented various initiatives to address the previously reported material weaknesses in internal control over financial reporting. During the fourth quarter of 2022, the Company successfully completed the testing necessary to conclude that the material weaknesses have been remediated. Some of our key remedial initiatives included:

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
		Completed	Tested	Remediated
	•All accounting personnel that engaged in unprofessional conduct were terminated or resigned from the Company and were replaced with qualified personnel;	Completed	Tested	Remediated

•We have enhanced our existing sub-certification process to include additional certifications regarding certain complex accounting topics and to include additional employees to increase accountability amongst Company personnel;
		Completed	Tested	Remediated
	•We have expanded our compensation claw back provisions to incorporate all personnel who are subject to our enhanced sub-certification process;	Completed	Tested	Remediated

•We have implemented organizational enhancements including (i) evaluation of the sufficiency, experience and training of personnel within our accounting function and (ii) the hiring of accounting personnel with appropriate knowledge and experience in U.S. GAAP;
		Completed	Tested	Remediated

•We have implemented a training program for accounting and finance personnel to enhance their knowledge of U.S. GAAP outlined in our accounting policies, which are used in the preparation of the Company’s consolidated financial statements; and
		Completed	Tested	Remediated
Asset Impairment Testing	•We have evaluated and will continue to regularly evaluate our policies and procedures relating to certain complex accounting topics and have implemented improvements in those policies and procedures.	Completed	Tested	Remediated
As a result of the settlements with the SEC and the OSC related to the Restatements, the Company has retained a consultant to review and make recommendations with respect to certain of the Company’s internal controls and internal control over financial reporting. That review is ongoing and it is possible that review results in the identification of other material weaknesses or other control deficiencies that require material changes to the Company’s internal control over financial reporting. For additional information of this risk, see Item 1A “Risk Factors – Risks Relating to Our Growth Strategy – We have had two restatements and seven material weaknesses in our internal control over financial reporting over the last four years, and one material weakness remains unremediated at December 31, 2022. We had a material weakness in our control environment, and in 2021 and 2022, we experienced significant turnover, both voluntary and involuntary, in our accounting and financial reporting functions. If we are unable to remediate our existing material weakness and create an appropriate control environment, our business, results of operations, financial condition, cash flows and reputation will be adversely affected.”

Remediation Plan and Status Related to Material Weakness Identified in the Current Year
As discussed above, we have identified a material weakness related to ITGCs in user access management and the provisioning and monitoring of privileged access.
As of the filing date, the Company is in the process of implementing various initiatives intended to address the identified material weakness. In this regard, some of our key remedial initiatives include:

Material Weakness	Control, Control Enhancement or Mitigant	Implementation Status	Management Testing Status	Remediation Status
ITGCs	•Train security administrators on access provisioning and approval protocols.	In Planning Stage	Not Tested	Not Remediated
	•Align approval requirements for all privileged access for consistency and appropriate visibility within the IT function.	In Planning Stage	Not Tested	Not Remediated
	•Implement a process to identify instances where privileged access roles or profiles are assigned and, when identified, review activities performed during the period of assigned privileged access.	In Planning Stage	Not Tested	Not Remediated
	•Implement a periodic control to compare each user’s system access to their responsibilities.	In Planning Stage	Not Tested	Not Remediated
	•Implement an oversight control over security administrator actions.	In Planning Stage	Not Tested	Not Remediated

ITEM 9B. OTHER INFORMATION.
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2022.

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
(a)(3)    Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report on Form 10-K or are incorporated by reference herein.

Exhibit Number	Exhibit Description
2.1
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

4.1	Form of Cronos Group Inc. Common Share certificate (incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).
4.2	Description of Capital Stock of Cronos Group Inc. (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K of Cronos Group Inc., filed March 1, 2022)
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

10.13†	Cronos Group Inc. Employment Inducement Award Plan #1 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).
10.14†	Form of Director and Officer Indemnity Agreement (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).
10.15†	Cronos Group Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed August 6, 2020).
10.16†
Form of Restricted Share Unit Award Agreement to Cronos Group Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed August 6, 2020).

10.17†
Form of Restricted Share Unit Award Agreement (Israel) to Cronos Group Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed August 6, 2020).

10.18†
Executive Employment Agreement, dated as of September 9, 2020, by and among Cronos USA Client Services LLC, Cronos Group Inc. and Kurt Schmidt (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cronos Group Inc., filed September 9, 2020).

10.19†
Amended and Restated Employment Agreement, dated as of September 9, 2020, by and among Cronos USA Client Services LLC, Cronos Group Inc., and Michael Gorenstein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cronos Group Inc., filed September 9, 2020).

10.20†
Amended and Restated Executive Employment Agreement, dated as of June 3, 2021, by and among Cronos USA Client Services LLC, Cronos Group Inc. and Todd Abraham (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed August 6, 2021).

10.21†
Executive Employment Agreement, dated as of August 6, 2021, between Cronos USA, Cronos Group and Robert Madore (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed August 6, 2021).

10.22†
Executive Employment Agreement, dated as of January 10, 2022, by and among Cronos USA Client Services LLC, Cronos Group Inc., Hortican Inc. and John Griese (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 1, 2022).

10.23†
Letter Agreement, dated as of February 17, 2022, by and among Cronos USA Client Services LLC, Cronos Group Inc., and Anna Shlimak (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 1, 2022).

10.24†
Amended and Restated Employment Agreement, dated as of March 21, 2022, between Cronos USA Client Services LLC, Cronos Group Inc. and Michael Gorenstein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cronos Group Inc., filed on March 21, 2022).

10.25†
Letter Agreement, dated as of March 21, 2022, between Cronos USA Client Services LLC, Cronos Group Inc. and Kurt Schmidt (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cronos Group Inc., filed on March 21, 2022).

10.26†
Executive Employment Agreement, dated as of August 16, 2020, among Cronos Israel G.S. Cultivation Ltd., Cronos Group Inc. and Ran Gorelik (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed on May 10, 2022).

10.27†
Letter Agreement by and among Jeffrey Jacobson and Hortican Inc., dated November 7, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed on November 7, 2022).

10.28†
Letter Agreement by and among John Griese, Cronos USA Client Services LLC, and Hortican Inc., dated November 7, 2022 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed on November 7, 2022)

10.29†
James Holm Employment Agreement, dated November 14, 2022, among Cronos USA, the Company and Mr. Holm (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cronos Group Inc., filed on November 14, 2022).

10.30	Altria’s notice of abandonment, dated December 16, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Cronos Group Inc., filed on December 19, 2022).
10.31†
Letter Agreement by and between Robert Madore and Cronos USA Client Services LLC, dated February 8, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A of Cronos Group Inc., filed on February 13, 2023)

10.32†*	Letter Agreement by and between Anna Shlimak and Cronos USA Client Services LLC, dated February 21, 2023.
14.1	Cronos Group Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 1, 2022).
21.1*	List of Subsidiaries of Cronos Group Inc.
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page hereto).
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
Michael Gorenstein Chairman, President and Chief Executive Officer

Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Michael Gorenstein and James Holm, severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Michael Gorenstein	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2023
Michael Gorenstein
/s/ James Holm	Chief Financial Officer (Principal Financial Officer)	February 28, 2023
James Holm
/s/ Carlos Cortez	Vice President, Controller (Principal Accounting Officer)	February 28, 2023
Carlos Cortez
/s/ Kendrick Ashton, Jr.	Director	February 28, 2023
Kendrick Ashton, Jr.
/s/ Heather Newman	Director	February 28, 2023
Heather Newman
/s/ James Rudyk	Director	February 28, 2023
James Rudyk
/s/ Jody Begley	Director	February 28, 2023
Jody Begley
/s/ Jason Adler	Director	February 28, 2023
Jason Adler
/s/ Murray Garnick	Director	February 28, 2023
Murray Garnick