Form 10-Q
period 2023-03-31
Cronos Group Inc.
filed 2023-05-09
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
or
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

As of May 5, 2023, there were 380,815,921 common shares of the registrant issued and outstanding.

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

(Exchange rates are shown as C$ per $)	As of
	March 31, 2023	March 31, 2022	December 31, 2022
Spot rate	1.3516	1.2507	1.3554
Year-to-date average rate	1.3520	1.2665	N/A

(Exchange rates are shown as ILS per $)	As of
	March 31, 2023	March 31, 2022	December 31, 2022
Spot rate	3.5966	3.1906	3.5178
Year-to-date average rate	3.5319	3.1942	N/A
All summaries of agreements described herein are qualified by the full text of such agreements (certain of which have been filed as exhibits with the U.S. Securities and Exchange Commission).

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Cronos Group Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	As of March 31, 2023	As of December 31, 2022
Assets
Current assets
Cash and cash equivalents	$413,667	$764,644
Short-term investments	422,763	113,077
Accounts receivable, net	14,855	23,113
Other receivables	7,049	5,767
Current portion of loans receivable, net	5,570	8,890
Inventory, net	44,268	37,559
Prepaids and other current assets	7,967	7,106
Total current assets	916,139	960,156
Equity method investments, net	18,313	18,755
Other investments	62,833	70,993
Non-current portion of loans receivable, net	72,051	72,345
Property, plant and equipment, net	59,785	60,557
Right-of-use assets	2,038	2,273
Goodwill	1,036	1,033
Intangible assets, net	25,897	26,704
Other	1,483	193
Total assets	$1,159,575	$1,213,009

Liabilities
Current liabilities
Accounts payable	$12,842	$11,163
Income taxes payable	266	32,956
Accrued liabilities	14,332	22,268
Current portion of lease obligation	1,236	1,330
Derivative liabilities	80	15
Current portion due to non-controlling interests	375	384
Total current liabilities	29,131	68,116
Non-current portion due to non-controlling interests	1,370	1,383
Non-current portion of lease obligation	2,296	2,546
Deferred income tax liability	378	—
Total liabilities	33,175	72,045

Shareholders’ equity
Share capital (authorized for issue as of March 31, 2023 and December 31, 2022: unlimited; shares outstanding as of March 31, 2023 and December 31, 2022: 380,815,921 and 380,575,403, respectively)	612,235	611,318
Additional paid-in capital	44,044	42,682
Retained earnings	471,513	490,682
Accumulated other comprehensive income (loss)	1,537	(797)
Total equity attributable to shareholders of Cronos Group	1,129,329	1,143,885
Non-controlling interests	(2,929)	(2,921)
Total shareholders’ equity	1,126,400	1,140,964
Total liabilities and shareholders’ equity	$1,159,575	$1,213,009
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Net Loss and Comprehensive Loss
(In thousands of U.S dollars, except share and per share amounts, unaudited)	Table of Contents

	Three months ended March 31,
	2023	2022
Net revenue, before excise taxes	$27,203	$29,406
Excise taxes	(7,059)	(4,373)
Net revenue	20,144	25,033
Cost of sales	17,764	18,107
Gross profit	2,380	6,926
Operating expenses
Sales and marketing	5,872	5,012
Research and development	2,041	4,039
General and administrative	12,379	22,368
Restructuring costs	—	3,084
Share-based compensation	2,551	3,686
Depreciation and amortization	1,533	1,293
Impairment loss on long-lived assets	—	3,493
Total operating expenses	24,376	42,975
Operating loss	(21,996)	(36,049)
Other income
Interest income, net	11,180	2,046
Gain (loss) on revaluation of derivative liabilities	(65)	10,419
Share of loss from equity method investments	(496)	—
Gain (loss) on revaluation of financial instruments	(7,758)	4,268
Impairment loss on other investments	—	(11,238)
Foreign currency transaction loss	(1,643)	(1,872)
Other, net	85	135
Total other income	1,303	3,758
Loss before income taxes	(20,693)	(32,291)
Income tax expense (benefit)	(1,436)	362
Net loss	(19,257)	(32,653)
Net loss attributable to non-controlling interest	(88)	(15)
Net loss attributable to Cronos Group	$(19,169)	$(32,638)
Comprehensive loss
Net loss	$(19,257)	$(32,653)
Other comprehensive income
Foreign exchange gain on translation	2,414	15,977
Comprehensive loss	(16,843)	(16,676)
Comprehensive loss attributable to non-controlling interests	(8)	(261)
Comprehensive loss attributable to Cronos Group	$(16,835)	$(16,415)
Net loss from continuing operations per share
Basic - continuing operations	$(0.05)	$(0.09)
Diluted - continuing operations	$(0.05)	$(0.09)
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity
For the three months ended March 31, 2023 and 2022
(In thousands of U.S. dollars, except share amounts, unaudited)

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2023	380,575,403	$611,318	$42,682	$490,682	$(797)	$(2,921)	$1,140,964
Activities relating to share-based compensation	240,518	917	1,362	—	—	—	2,279
Net loss	—	—	—	(19,169)	—	(88)	(19,257)
Foreign exchange gain on translation	—	—	—	—	2,334	80	2,414
Balance as of March 31, 2023	380,815,921	$612,235	$44,044	$471,513	$1,537	$(2,929)	$1,126,400

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2022	374,952,693	$595,497	$32,465	$659,416	$49,865	$(2,967)	$1,334,276
Activities relating to share-based compensation	347,287	871	2,900	—	—	—	3,771
Net loss	—	—	—	(32,638)	—	(15)	(32,653)
Foreign exchange gain (loss) on translation	—	—	—	—	16,223	(246)	15,977
Balance as of March 31, 2022	375,299,980	$596,368	$35,365	$626,778	$66,088	$(3,228)	$1,321,371

See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	Three months ended March 31,
	2023	2022
Operating activities
Net loss	$(19,257)	$(32,653)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation	2,551	3,686
Depreciation and amortization	2,405	2,824
Impairment loss on long-lived assets	—	3,493
Impairment loss on other investments	—	11,238
Loss (gain) from investments	8,419	(4,196)
Loss (gain) on revaluation of derivative liabilities	65	(10,419)
Changes in expected credit losses on long-term financial assets	(764)	—
Foreign currency transaction loss	1,643	1,872
Other non-cash operating activities, net	(2,850)	(271)
Changes in operating assets and liabilities:
Accounts receivable, net	8,201	(3,530)
Other receivables	(1,282)	2,435
Prepaids and other current assets	(848)	(1,195)
Inventory	(6,824)	(3,867)
Accounts payable	1,555	(178)
Income taxes payable	(32,813)	—
Accrued liabilities	(7,894)	(3,150)
Cash flows used in operating activities	(47,693)	(33,911)
Investing activities
Purchase of short-term investments	(422,612)	—
Proceeds from short-term investments	113,355	—
Proceeds from repayment on loan receivables	6,249	790
Purchase of property, plant and equipment	(804)	(711)
Purchase of intangible assets	—	(23)
Other investing activities	—	44
Cash flows provided by (used in) investing activities	(303,812)	100
Financing activities
Withholding taxes paid on share-based awards	(743)	(534)
Other financing activities, net	—	70
Cash flows used in financing activities	(743)	(464)
Effect of foreign currency translation on cash and cash equivalents	1,271	8,837
Net change in cash and cash equivalents	(350,977)	(25,438)
Cash and cash equivalents, beginning of period	764,644	886,973
Cash and cash equivalents, end of period	$413,667	$861,535
Supplemental cash flow information
Interest paid	$—	$—
Interest received	$7,558	$822
Income taxes paid	$32,932	$66

See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
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
(b)Basis of presentation
These condensed consolidated interim financial statements of Cronos Group are unaudited. They have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and with applicable rules and regulations of the U.S. Securities and Exchange Commission relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any other reporting period.
These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”).
Certain prior period amounts have been reclassified to conform to the current year presentation of our condensed consolidated interim financial statements. These reclassifications had no effect on the reported results of operations and ending shareholders’ equity.
(c)Segment information
Segment reporting is prepared on the same basis that the Company’s chief operating decision maker (the “CODM”) manages the business, makes operating decisions and assesses the Company’s performance. The Company determined that it has the following two reportable segments: U.S. (the “U.S. segment”) and ROW (the “ROW segment”). The U.S. operating segment consists of the manufacture and distribution of U.S. hemp-derived cannabinoid infused products. The ROW operating segment, which is predominantly composed of operations in Canada and Israel, is involved in the cultivation, manufacture, and marketing of cannabis and cannabis-derived products for the medical and adult-use markets. These two segments represent the geographic regions in which the Company operates and the different product offerings within each geographic region. The results of each segment are regularly reviewed by the CODM to assess the performance of the segment and make decisions regarding the allocation of resources using Adjusted EBITDA (as defined below) as the measure of segment profit or loss. Adjusted EBITDA is defined as earnings before interest, tax, depreciation, non-cash items and items that do not reflect management’s assessment of ongoing business performance.
(d)Concentration of risk
Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk from its operating activities, primarily accounts receivable and other receivables, and its investing activities, including cash held with banks and financial institutions, short-term investments and loans receivable. The Company’s maximum exposure to this risk is equal to the carrying amount of these financial assets, which amounted to $935,955 and $987,442 as of March 31, 2023 and December 31, 2022, respectively.
An impairment analysis is performed at each reporting date using a provision matrix to measure expected credit losses. The provision rates are based on the days past due for groupings of various customer segments with similar loss patterns. The calculation reflects the probability-weighted outcome, the time value of money and reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Accounts receivable are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, amongst others, the failure of a debtor to engage in a repayment plan and a failure to make contractual payments for a period of greater than 120 days past due. As of March 31, 2023 and December 31, 2022, the Company had $4 and $2, respectively, in expected credit losses that have been recognized on receivables from contracts with customers in the ROW segment. As of March 31, 2023 and December 31, 2022, the Company had $237 and $217, respectively, in expected credit losses that have been recognized on receivables from contracts with customers in the U.S. segment.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
As of March 31, 2023, the Company assessed that there is a concentration of credit risk, as 43% of the Company’s accounts receivable were due from two customers with an established credit history with the Company. As of December 31, 2022, 55% of the Company’s accounts receivable were due from three customers with an established credit history with the Company.
The Company sells products to a limited number of major customers. Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s revenue. During the three months ended March 31, 2023, the Company earned a total net revenue before excise taxes of $15,168 from two major customers in the ROW segment, together accounting for 56% of the Company’s total net revenues before excise taxes. During the three months ended March 31, 2022, the ROW segment earned a total net revenue before excise taxes of $9,833 from two major customers, together accounting for 33% of the Company’s total net revenues before excise taxes. During the three months ended March 31, 2023 and 2022, the U.S. segment had no major customers.
(e)Adoption of new accounting pronouncements
On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU No. 2022-02”). ASU No. 2022-02 eliminates the existing troubled debt restructuring recognition and measurement guidance, and instead aligns the accounting treatment to that of other loan modifications. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU No. 2022-02 also requires that entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. The adoption of ASU No. 2022-02 did not have a material impact on the Company’s condensed consolidated interim financial statements.
(f)New accounting pronouncements not yet adopted
In June 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU No. 2022-03”). ASU No. 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered in measuring fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, and we expect to adopt ASU 2022-03 prospectively. The Company does not expect the adoption of ASU No. 2022-03 to have a material impact on its condensed consolidated interim financial statements.
2. Inventory, net
Inventory, net is comprised of the following items:

	As of March 31, 2023	As of December 31, 2022
Raw materials	$8,540	$7,421
Work-in-progress	15,263	15,646
Finished goods	19,719	13,503
Supplies and consumables	746	989
Total	$44,268	$37,559

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
3. Investments
(a)Equity method investments, net
A reconciliation of the carrying amount of the investments in equity method investees, net is as follows:

	Ownership interest	As of March 31, 2023	As of December 31, 2022
Cronos Growing Company Inc. (“Cronos GrowCo”)	50%	$18,313	$18,755
		$18,313	$18,755
The following is a summary of the Company’s share of net loss from equity method investments:

	For the three months ended March 31,
	2023	2022
Cronos GrowCo	$(496)	$—
	$(496)	$—
(b)Other investments
Other investments consist of investments in common shares and options of two companies in the cannabis industry.
PharmaCann, Inc.
In 2021, the Company purchased an option (the “PharmaCann Option”) to acquire 473,787 shares of Class A Common Stock of PharmaCann, Inc. (“PharmaCann”), a vertically integrated cannabis company in the United States, which represented an ownership interest of approximately 10.5% as of the purchase date of the PharmaCann Option, for an aggregate purchase price of approximately $110,392. The PharmaCann Option is classified as an equity security without a readily determinable fair value. The Company has elected to measure the fair value of the PharmaCann Option at cost less impairment, if any, and subsequently adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As of March 31, 2023, the Company’s proforma ownership percentage in PharmaCann on a fully-diluted basis was approximately 6.3%. The decrease in the Company’s ownership percentage since acquisition does not materially affect the Company’s rights under the PharmaCann Option.
Vitura Health Limited (formerly known as Cronos Australia)
The Company owns approximately 10% of the outstanding common shares of Vitura Health Limited (“Vitura”). The investment is considered an equity security with a readily determinable fair value. Changes in the fair value of the investment are recorded as gain (loss) on revaluation of financial instruments on the condensed consolidated statements of net loss and comprehensive loss.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following table summarizes the Company’s other investments activity:

	As of January 1, 2023	Unrealized loss	Impairment charges	Foreign exchange effect	As of March 31, 2023
PharmaCann	$49,000	$—	$—	$—	$49,000
Vitura	21,993	(7,923)	—	(237)	13,833
	$70,993	$(7,923)	$—	$(237)	$62,833

	As of January 1, 2022	Unrealized gain	Impairment charges	Foreign exchange effect	As of March 31, 2022
PharmaCann	$110,392	$—	$(11,238)	$—	$99,154
Vitura	8,000	4,196	—	411	12,607
	$118,392	$4,196	$(11,238)	$411	$111,761
During the three months ended March 31, 2022, the Company identified adverse forecast changes in the financial performance of PharmaCann as indicators of impairment related to the PharmaCann Option and conducted analyses comparing the PharmaCann Option’s carrying amount to its estimated fair value. The fair value was estimated using a combination of the market and income approaches. Under the income approach, significant inputs used in the discounted cash flow method were the discount rate, growth rates, cash flow projections, and the timing of federal legalization of cannabis in the U.S. Under the market valuation approach, the key assumptions that require judgment under the Guideline Public Companies method are cash flow projections, selected multiples and the discount for lack of marketability. As a result of this analysis, the Company recorded a non-cash impairment charge of $11,238 during the three months ended March 31, 2022, as the difference between the carrying amount of the PharmaCann Option and its estimated fair value in the condensed consolidated statements of net loss and comprehensive loss.
4. Loans Receivable, net
Loans receivable, net consists of the following:

	As of March 31, 2023	As of December 31, 2022
GrowCo Credit Facility	$4,933	$4,427
Add: Current portion of accrued interest	637	4,463
Total current portion of loans receivable	5,570	8,890
GrowCo Credit Facility	56,594	56,898
Mucci Promissory Note	13,474	13,438
Cannasoul Collaboration Loan	1,793	1,837
Add: Long-term portion of accrued interest	190	172
Total long-term portion of loans receivable	72,051	72,345
Total loans receivable, net	$77,621	$81,235
Cronos GrowCo Credit Facility
On August 23, 2019, the Company, as lender, and Cronos GrowCo, as borrower, entered into a senior secured credit agreement for an aggregate principal amount of C$100,000 (the “GrowCo Credit Facility”). In August 2021, the GrowCo Credit Facility was amended to increase the aggregate principal amount available to C$105,000. As of March 31, 2023 and December 31, 2022, Cronos GrowCo had drawn C$104,000 ($76,946) and C$104,000 ($76,730), respectively, from the GrowCo Credit Facility. The interest rate on the outstanding borrowings is the Canadian Prime Rate plus 1.25%, with interest payments due on December 2021, December 2022, and quarterly thereafter. Principal payments of C$1,000 commenced in March 2022 and are due quarterly thereafter. As of March 31, 2023, Cronos GrowCo had repaid C$5,000 ($3,699) and C$14,465 ($10,702) in principal and interest, respectively, under the terms of the GrowCo Credit Facility.
Mucci Promissory Note
On June 28, 2019, the Company entered into a promissory note receivable agreement (the “Mucci Promissory Note”) for C$16,350 (approximately $12,097) with the Cronos GrowCo joint venture partner (“Mucci”). The Mucci Promissory Note is secured by a general security agreement covering all the assets of Mucci. On September 30, 2022, the Mucci Promissory Note was amended and restated to increase the interest rate from 3.95% to the Canadian Prime Rate plus 1.25%, change the interest payments from quarterly to annual, and defer Mucci’s initial cash interest payment from September 30, 2022 to July 1, 2023.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
Prior to July 1, 2022, interest accrued on the Mucci Promissory Note was capitalized as part of the principal balance. As of July 1, 2023, interest is to be paid in cash.
Cannasoul Collaboration Loan
As of both March 31, 2023 and December 31, 2022, Cannasoul Lab Services Ltd. has received ILS 8,297 (approximately $2,307 and $2,359, respectively), from the Cannasoul Collaboration Loan.
Expected credit loss allowances on the Company’s long-term financial assets for the three ended March 31, 2023 and 2022 were comprised of the following items:

	As of January 1, 2023	Increase (decrease)(i)	Foreign exchange effect	As of March 31, 2023
GrowCo Credit Facility	$12,455	$(770)	$34	$11,719
Mucci Promissory Note	89	2	—	91
Cannasoul Collaboration Loan	522	4	(12)	514
	$13,066	$(764)	$22	$12,324

	As of January 1, 2022	Increase (decrease)	Foreign exchange effect	As of March 31, 2022
GrowCo Credit Facility	$14,089	$(4)	$269	$14,354
Mucci Promissory Note	90	1	2	93
Cannasoul Collaboration Loan	415	3	(9)	409
	$14,594	$—	$262	$14,856
(i)During the three months ended March 31, 2023, $764 was recorded as a decrease to general and administrative expenses on the condensed consolidated statements of net loss and comprehensive loss as a result of principal and interest payments made by Cronos GrowCo reducing our expected credit losses on loans receivable.
5. Derivative Liabilities
Pursuant to the investor rights agreement (the “Investor Rights Agreement”) between the Company and Altria Group Inc. (“Altria”), the Company granted Altria certain rights, among others, summarized in this note.
The summaries below are qualified entirely by the terms and conditions fully set out in the Investor Rights Agreement.
a.The Company granted to Altria, subject to certain qualifications and limitations, upon the occurrence of certain issuances of common shares of the Company executed by the Company (including issuances pursuant to the research and development (“R&D”) partnership with Ginkgo Bioworks Holdings, Inc. (“Ginkgo”), the right to purchase up to such number of common shares of the Company in order to maintain their ownership percentage of issued and outstanding common shares of the Company immediately preceding any issuance of shares by the Company (“Pre-emptive Rights”), at the same price per common share of the Company at which the common shares are sold in the relevant issuance; provided that if the consideration paid in connection with any such issuance is non-cash, the price per common share of the Company that would have been received had such common shares been issued for cash consideration will be determined by an independent committee (acting reasonably and in good faith); provided further that the price per common share of the Company to be paid by Altria pursuant to its exercise of its Pre-emptive Rights related to the Ginkgo Collaboration Agreement will be C$16.25 per common share. These rights may not be exercised if Altria’s ownership percentage of the issued and outstanding shares of the Company falls below 20%.
b.In addition to (and without duplication of) the Pre-emptive Rights, the Company granted to Altria, subject to certain qualifications and limitations, the right to subscribe for common shares of the Company issuable in connection with the exercise, conversion or exchange of convertible securities of the Company issued prior to March 8, 2019 or thereafter (excluding any convertible securities of the Company owned by Altria or any of its subsidiaries), a share incentive plan of the Company, the exercise of any right granted by the Company pro rata to all shareholders of the Company to purchase additional common shares and/or securities of the Company, bona fide bank debt, equipment financing or non-equity interim financing transactions that contemplate an equity component or bona fide acquisitions (including acquisitions of assets or rights under a license or otherwise), mergers or similar business combination transactions or joint ventures involving the Company in order to maintain their ownership percentage of issued and outstanding common shares of the Company immediately preceding any such transactions (“Top-up Rights”).
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
preceding such exercise by Altria; provided that the price per common share of the Company to be paid by Altria pursuant to the exercise of its Top-up Rights in connection with the issuance of common shares of the Company pursuant to the exercise of options or warrants that were outstanding as of March 8, 2019 will be C$16.25 per common share without any set off, counterclaim, deduction, or withholding. These rights may not be exercised if Altria’s ownership percentage of the issued and outstanding shares of the Company falls below 20%. The Pre-emptive Rights, and fixed price Top-up Rights have been classified as derivative liabilities on the Company’s consolidated balance sheet.
As of March 31, 2023, Altria beneficially held 156,573,537 of the Company’s common shares, an approximate 41% ownership interest in the Company (calculated on a non-diluted basis).
Reconciliation of the Company’s derivative liabilities activity are as follows:

	As of January 1, 2023	Revaluation (gain) loss	Foreign exchange effect	As of March 31, 2023
Pre-emptive Rights	$—	$79	$—	$79
Top-up Rights	15	(14)	—	1
	$15	$65	$—	$80

	As of January 1, 2022	Revaluation gain	Foreign exchange effect	As of March 31, 2022
Altria Warrant	$13,720	$(10,011)	$136	$3,845
Pre-emptive Rights	180	(115)	2	67
Top-up Rights	475	(293)	5	187
	$14,375	$(10,419)	$143	$4,099
Fluctuations in the expected life of the derivative instruments and the Company’s share price are primary drivers for the changes in the derivative valuations during each reporting period. As the period of time that the derivative liability is expected to be outstanding decreases and the share price decreases, the fair value typically decreases for each related derivative instrument. Weighted-average expected life and share price are two of the significant observable inputs used in the fair value measurement of each of the Company’s derivative instruments.
The fair values of the derivative liabilities were determined using the Black-Scholes pricing model using the following inputs:

	As of March 31, 2023
	Pre-emptive Rights	Top-up Rights
Share price at valuation date (per share in C$)	$2.60	$2.60
Subscription price (per share in C$)	$16.25	$16.25
Weighted-average risk-free interest rate(i)	3.81%	4.18%
Weighted-average expected life (in years)(ii)	1.75	0.46
Expected annualized volatility(iii)	60%	50%
Expected dividend yield	—%	—%

	As of December 31, 2022
	Pre-emptive Rights	Top-up Rights
Share price at valuation date (per share in C$)	$3.44	$3.44
Subscription price (per share in C$)	$16.25	$16.25
Weighted-average risk-free interest rate(i)	4.14%	4.28%
Weighted-average expected life (in years)(ii)	0.25	0.59
Expected annualized volatility(iii)	73%	73%
Expected dividend yield	—%	—%
(i)The risk-free interest rate was based on Bank of Canada government treasury bills and bonds with a remaining term equal to the expected life of the derivative liabilities. As of March 31, 2023 and December 31, 2022, the risk-free interest rate uses a range of approximately 3.56% to 4.21% and 3.81% to 4.37%, respectively, for the Pre-emptive Rights and Top-up Rights.
(ii)The expected life represents the period of time, in years, that the derivative liabilities are expected to be outstanding. The expected life of the Pre-emptive Rights and Top-up Rights is determined based on the expected term of the underlying options, warrants, and shares, to which the Pre-emptive Rights and Top-up Rights are linked. As of March 31, 2023 and December 31, 2022, the expected life uses a range of approximately 0.25 years to 2.50 years and 0.25 years to 2.75 years, respectively, for the Pre-emptive Rights and Top-up Rights.
(iii)Volatility was based on an equally weighted blended historical and implied volatility level of the underlying equity securities of the Company.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
6. Restructuring
In the first quarter of 2022, the Company initiated a strategic plan to realign the business around its brands, centralize functions and evaluate the Company’s supply chain (the “Realignment”). As part of the Realignment, on February 28, 2022, the Board approved plans to leverage the Company’s strategic partnerships to improve supply chain efficiencies and reduce manufacturing overhead by exiting its production facility in Stayner, Ontario, Canada (the “Peace Naturals Campus”). On February 27, 2023, the Board approved revisions to the Realignment, which are expected to result in the Company maintaining select components of its operations at the Peace Naturals Campus, namely distribution warehousing, certain research and development activities and manufacturing of certain of the Company’s products, while seeking to sell and lease back all or some of the Peace Naturals Campus or to lease certain portions of the Peace Naturals Campus to third parties. The Realignment initiatives were intended to position the Company to drive profitable and sustainable growth over time.
During the three months ended March 31, 2022, the Company recognized $3,084 of restructuring costs in connection with the Realignment, including the change in the nature of operations at the Peace Naturals Campus. Charges related thereto include employee-related costs such as severance, relocation and other termination benefits, as well as contract termination and other related costs. The Company incurred no restructuring costs during the three months ended March 31, 2023.
The Company incurred the following restructuring costs by reportable segment:

	Three ended March 31,
	2023	2022
Rest of World	$—	$2,031
United States	—	1,053
Total	$—	$3,084
The following table summarizes the Company’s restructuring activity for the three months ended March 31, 2023:

	As of January 1, 2023	Expenses	Payments/Write-offs	As of March 31, 2023
Employee termination benefits	$403	$—	$(295)	$108
Other restructuring costs	21	—	(21)	—
Total	$424	$—	$(316)	$108
The following table summarizes the Company’s restructuring activity for the three months ended March 31, 2022:

	As of January 1, 2022	Expenses	Payments/Write-offs	As of March 31, 2022
Employee termination benefits	$—	$2,503	$(1,249)	$1,254
Other restructuring costs	—	581	(437)	144
Total	$—	$3,084	$(1,686)	$1,398

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
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
The following table summarizes the total share-based compensation expense associated with the Company’s stock options, RSUs and liability-classified awards for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Stock options	$734	$1,729
RSUs	1,817	1,957
Total share-based compensation	$2,551	$3,686
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
The following is a summary of the changes in stock options for the three months ended March 31, 2023 and 2022:

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of January 1, 2023	$10.57	5,350,600	0.73
Issuance of options	2.96	188,317
Cancellation, forfeiture and expiry of options	9.05	(335,091)
Balance as of March 31, 2023	$10.40	5,203,826	0.75
Exercisable as of March 31, 2023	$11.88	3,624,498	0.48

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of January 1, 2022	$7.75	8,939,330	2.70
Exercise of options	3.14	(1,356,875)
Cancellation, forfeiture and expiry of options	12.46	(55,791)
Balance as of March 31, 2022	$8.55	7,526,664	1.72
Exercisable as of March 31, 2022	$7.96	4,654,574	1.14
(i)The weighted-average exercise price reflects the conversion of foreign currency-denominated stock options translated into C$ using the average foreign exchange rate as of the date of issuance.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
For the three months ended March 31, 2023, the weighted-average fair value per option at grant date was C$2.07. The fair value of the options issued during the period was determined using the Black-Scholes option pricing model, using the following inputs:

2023
Share price at grant date (per share)	C$2.96
Exercise price (per option)	C$2.96
Risk-free interest rate	3.22%
Expected life of options (in years)	7
Expected annualized volatility	72.68%
Expected dividend yield	—
Weighted average Black-Scholes value at grant date (per option)	C$2.07
Forfeiture rate	—
The following table summarizes stock options outstanding:

	As of March 31, 2023	As of December 31, 2022
2020 Omnibus Plan	2,977,264	2,788,947
2018 Stock Option Plan	1,400,937	1,422,069
2015 Stock Option Plan	825,625	1,139,584
Total stock options outstanding	5,203,826	5,350,600
(c)Restricted share units
The following is a summary of the changes in RSUs for the three months ended March 31, 2023 and 2022:

	Weighted-average grant date fair value (C$)(ii)	Number of RSUs
Balance as of January 1, 2023	$4.63	5,725,470
Granted(i)	2.74	1,927,487
Vested and issued	4.98	(345,433)
Cancellation and forfeitures	4.19	(70,108)
Balance as of March 31, 2023	$4.11	7,237,416

	Weighted-average grant date fair value (C$)(ii)	Number of RSUs
Balance as of January 1, 2022	$9.22	1,225,870
Granted(i)	3.52	3,950,334
Vested and issued	10.81	(78,631)
Cancellation and forfeitures	7.92	(55,479)
Balance as of March 31, 2022	$4.74	5,042,094
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
(d)Deferred share units
The following is a summary of the changes in DSUs for the three months ended March 31, 2023 and 2022:

	Financial liability	Number of DSUs
Balance as of January 1, 2023	$674	265,732
Gain on revaluation	(163)	—
Balance as of March 31, 2023	$511	265,732

	Financial liability	Number of DSUs
Balance as of January 1, 2022	$408	104,442
Gain on revaluation	(66)	—
Balance as of March 31, 2022	$342	104,442

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

8. Loss Per Share
Basic and diluted earnings (loss) per share from continuing and discontinued operations are calculated as follows (in thousands, except share and per share amounts):

	Three months ended March 31,
	2023	2022
Basic and diluted loss per share computation
Net loss from continuing operations attributable to the shareholders of Cronos Group	$(19,169)	$(32,638)
Weighted-average number of common shares outstanding for computation for basic and diluted loss per share(i)	380,634,208	375,022,724
Basic loss from continuing operations per share	$(0.05)	$(0.09)
Diluted loss from continuing operations per share	$(0.05)	$(0.09)
(i)In computing diluted loss per share, incremental common shares are not considered in periods in which a net loss is reported as the inclusion of the common share equivalents would be anti-dilutive.
For the three months ended March 31, 2023 and 2022, total securities of 30,086,428 and 118,224,080, respectively, were not included in the computation of diluted shares outstanding, because the effect would be anti-dilutive.
9. Segment Information
The tables below set forth our condensed consolidated results of operations by segment. The Company’s condensed consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that the Company will achieve in future periods. Segment data was as follows for the three months ended March 31, 2023 and 2022:

	Three months ended March 31, 2023
	United States	Rest of World	Corporate	Total
Cannabis flower	$—	$13,128	$—	$13,128
Cannabis extracts	649	6,301	—	6,950
Other	—	66	—	66
Net revenue	$649	$19,495	$—	$20,144

Share of loss from equity method investments	$—	$(496)	$—	$(496)

Total assets	$267,513	$276,094	$615,968	$1,159,575
Depreciation and amortization	78	1,455	—	1,533
Adjusted EBITDA	(2,857)	(10,028)	(3,879)	(16,764)

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	Three Months Ended March 31, 2022
	United States	Rest of World	Corporate	Total
Cannabis flower	$—	$18,625	$—	$18,625
Cannabis extracts	2,328	3,988	—	6,316
Other	—	92	—	92
Net revenue	$2,328	$22,705	$—	$25,033

Share of loss from equity method investments	$—	$—	$—	$—

Total assets	$441,064	$283,182	$646,755	$1,371,001
Depreciation and amortization	96	1,197	—	1,293
Adjusted EBITDA	(7,086)	(3,425)	(8,389)	(18,900)
The following tables set forth a reconciliation of net income (loss) as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated:

	Three months ended March 31, 2023
	United States	Rest of World	Corporate	Total
Net income (loss)	$337	$(15,439)	$(4,155)	$(19,257)
Interest income, net	(3,399)	(7,781)	—	(11,180)
Income tax benefit	—	(1,436)	—	(1,436)
Depreciation and amortization	200	2,205	—	2,405
EBITDA	(2,862)	(22,451)	(4,155)	(29,468)
Share of loss from equity method investments	—	496	—	496
Loss on revaluation of derivative liabilities(ii)	—	65	—	65
Loss on revaluation of financial instruments(iii)	—	7,758	—	7,758
Foreign currency transaction loss	—	1,643	—	1,643
Other, net(v)	—	(85)	—	(85)
Share-based compensation(vii)	5	2,546	—	2,551
Financial statement review costs(viii)	—	—	276	276
Adjusted EBITDA	$(2,857)	$(10,028)	$(3,879)	$(16,764)

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	Three Months Ended March 31, 2022
	United States	Rest of World	Corporate	Total
Net income (loss)	$(22,216)	$2,014	$(12,451)	$(32,653)
Interest income, net	(29)	(2,017)	—	(2,046)
Income tax expense	—	362	—	362
Depreciation and amortization	432	2,392	—	2,824
EBITDA	(21,813)	2,751	(12,451)	(31,513)
Impairment loss on long-lived assets(i)	—	3,493	—	3,493
Gain on revaluation of derivative liabilities(ii)	—	(10,419)	—	(10,419)
Gain on revaluation of financial instruments(iii)	—	(4,268)	—	(4,268)
Impairment loss on other investments(iv)	11,238	—	—	11,238
Foreign currency transaction loss	—	1,872	—	1,872
Other, net(v)	—	(135)	—	(135)
Restructuring costs(vi)	1,053	2,031	—	3,084
Share-based compensation(vii)	2,436	1,250	—	3,686
Financial statement review costs(viii)	—	—	4,062	4,062
Adjusted EBITDA	$(7,086)	$(3,425)	$(8,389)	$(18,900)

(i)For the three months ended March 31, 2022, impairment loss on long-lived assets related to the Company’s decision to seek a sublease for leased office space in Toronto, Ontario, Canada during the first quarter of 2022. See Note 12 “Impairment Loss on Long-lived Assets.”
(ii)For the three months ended March 31, 2023 and 2022, gain (loss) on revaluation of derivative liabilities represents the fair value changes on the derivative liabilities. See Note 5 “Derivative Liabilities.”
(iii)For the three months ended March 31, 2023 and 2022, gain (loss) on revaluation of financial instruments related primarily to the Company’s equity securities in Vitura. See Note 3 “Investments.”
(iv)For the three months ended March 31, 2022, impairment loss on other investments related to the PharmaCann Option for the difference between its fair value and carrying amount. See Note 3 “Investments.”
(v)For the three months ended March 31, 2023 and 2022, other, net related to gain on disposal of assets.
(vi)For the three months ended March 31, 2022, restructuring costs related to the employee-related severance costs and other restructuring costs associated with the Realignment, including the change in the nature of operations at the Peace Naturals Campus.
(vii)For the three months ended March 31, 2023 and 2022, share-based compensation related to the vesting expenses of share-based compensation awarded to employees under the Company’s share-based award plans as described in Note 7 “Share-based Compensation.”
(viii)For the three months ended March 31, 2023 and 2022, financial statement review costs include costs and reserves taken related to the restatements of the Company’s 2019 and second quarter 2021 interim financial statements, costs related to the Company’s responses to requests for information from various regulatory authorities relating to such restatements and legal costs defending shareholder class action complaints brought against the Company as a result of the 2019 restatement.
Net revenue attributed to a geographic region based on the location of the customer were as follows:

	Three months ended March 31,
	2023	2022
Canada	$14,434	$13,576
Israel	5,061	9,128
United States	649	2,329
Net revenue	$20,144	$25,033
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
Pursuant to the terms of the Settlement Agreement, which fully and finally disposed the investigation of the Company by the OSC, Cronos agreed to pay a total of C$1.34 million to fully settle the matter, and acknowledged that it had failed to comply with the requirement under Section 77 of the Securities Act (Ontario) to file interim financial reports in the manner set out therein and had acted in a manner contrary to the public interest. Additionally, the Company agreed to retain the Consultant to engage in a review of, and make recommendations with respect to, certain of the Company’s internal accounting controls and internal control over financing reporting, on substantially the same terms as were required by the SEC pursuant the Settlement Agreement.
(iii)Litigation relating to marketing, distribution and sale of products
On April 17, 2023, a group of plaintiffs led by the Green Leaf (Ale Yarok) political party filed a Statement of Claim and Request for Approval of a Class Action on behalf of a purported class of Israeli cannabis consumers in the District Court of Tel Aviv, Israel against 26 cannabis-related parties, including three Cronos Israel entities. The Statement of Claim alleges that the defendants violated certain laws relating to the marketing of medical cannabis products, including marketing to unlicensed cannabis consumers. The lawsuit seeks a total of ILS 420 million.
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
•Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$413,667	$—	$—	$413,667
Short-term investments	422,763	—	—	422,763
Other investments(i)	13,833	—	—	13,833
Derivative liabilities	—	—	80	80

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$764,644	$—	$—	$764,644
Short-term investments	113,077	—	—	113,077
Other investments(i)	21,993	—	—	21,993
Derivative liabilities	—	—	15	15
(i)As of March 31, 2023 and December 31, 2022, the Company’s influence on Vitura is deemed non-significant and the investment is considered an equity security with a readily determinable fair value. See Note 3 “Investments” for additional information.
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
13. Related Party Transactions
(a)Cronos GrowCo
The Company holds a variable interest in Cronos GrowCo through its ownership of 50% of Cronos GrowCo’s common shares and senior secured debt in Cronos GrowCo. See Note 3 “Investments” for additional information.
The Company made the following purchases of cannabis products from Cronos GrowCo:

	Three months ended March 31,
	2023	2022
Cronos GrowCo - purchases	$7,466	$3,218
As of March 31, 2023, and December 31, 2022, the Company had payables outstanding to Cronos GrowCo of $3,087 and $2,519, respectively.
Additionally, on August 23, 2019, the Company, as lender, and Cronos GrowCo, as borrower, entered into the GrowCo Facility. See Note 4 “Loans Receivable, net” for additional information.
(b)Vendor Agreement
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
During the three months ended March 31, 2023, the Company purchased $833 of products and services under this agreement and had outstanding accounts payable related to the agreement of $437 and $nil as of March 31, 2023 and December 31, 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read together with other information, including Cronos Group’s condensed consolidated interim financial statements and the related notes to those statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (this “Quarterly Report”), consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), Part I, Item 1A, Risk Factors, of the Annual Report and Part II, Item 1A, Risk Factors, of this Quarterly Report.
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
•our compliance with the terms of the settlement with the SEC (the “Settlement Order”) and the settlement agreement with the Ontario Securities Commission (“Settlement Agreement”), including complying with any recommendations made by the independent consultant appointed pursuant to the Settlement Order and Settlement Agreement; and
•the impact of the loss of our ability to rely on private offering exemptions under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and the loss of our status as a well-known seasoned issuer, each as a result of the Settlement Order.
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

By their nature, Forward-Looking Statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct, and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the Forward-Looking Statements in this Quarterly Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, that we may not be able to wind-down cultivation and certain production activities at the Peace Naturals Campus in a disciplined manner or achieve the anticipated benefits of the change in the nature of our operations or be able to access raw materials on a timely and cost-effective basis from third-parties, including Cronos GrowCo; the risk that the COVID-19 pandemic and the military conflict between Russia and Ukraine may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; the risk that cost savings and any other synergies from the Altria Investment may not be fully realized or may take longer to realize than expected; failure to execute key personnel changes; the risks that our Realignment, the change in the nature of our operations at the Peace Naturals Campus and our further leveraging of our strategic partnerships will not result in the expected cost-savings, efficiencies and other benefits or will result in greater than anticipated turnover in personnel; lower levels of revenues; the lack of consumer demand for our cannabis and U.S. hemp products; our inability to manage disruptions in credit markets or changes to our credit ratings; unanticipated future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; growth opportunities not turning out as expected; the lack of cash flow necessary to execute our business plan (either within the expected timeframe or at all); difficulty raising capital; the potential adverse effects of judicial, regulatory or other proceedings, or threatened litigation or proceedings, on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the unexpected effects of actions of third parties such as competitors, activist investors or federal (including U.S. federal), state, provincial, territorial or local regulatory authorities or self-regulatory organizations; adverse changes in regulatory requirements in relation to our business and products; legal or regulatory obstacles that could prevent us from being able to exercise the PharmaCann Option and thereby realizing the anticipated benefits of the transaction with PharmaCann; dilution of our fully diluted ownership of PharmaCann and the loss of our rights as a result of that dilution; a delay in our remediation of a material weakness in our internal control over financial reporting and the improvement of our control environment and our systems, processes and procedures; and the factors discussed under Part I, Item 1A “Risk Factors” of the Annual Report and under Part II, Item 1A “Risk Factors” in our Quarterly Reports. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on Forward-Looking Statements.
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
Foreign currency exchange rates
All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of March 31, 2023, March 31, 2022, and December 31, 2022. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The condensed consolidated statements of net loss and comprehensive loss and condensed consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period as reported on Bloomberg.
The exchange rates used to translate from Canadian dollars (“C$”) to dollars is shown below:

(Exchange rates are shown as C$ per $)	As of
	March 31, 2023	March 31, 2022	December 31, 2022
Spot rate	1.3516	1.2507	1.3554
Year-to-date average rate	1.3520	1.2665	N/A

The exchange rates used to translate from Israeli Shekels (“ILS”) to dollars is shown below:

(Exchange rates are shown as ILS per $)	As of
	March 31, 2023	March 31, 2022	December 31, 2022
Spot rate	3.5966	3.1906	3.5178
Year-to-date average rate	3.5319	3.1942	N/A

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
Recent Developments
Brand and Product Portfolio
Cronos added to its infused pre-roll portfolio under the Spinach FEELZ™ brand with two new pre-roll products infused with rare cannabinoids:
•Spinach FEELZ™ Mango Kiwi Haze THC:CBC, infused with high potency cold filtered extract, with 32% THC and 5% cannabichromene (“CBC”); and
•Spinach FEELZ™ Blackberry Kush THC:CBN (Deep Dreamz) infused with high potency cold filtered extract with 32% THC and 5% cannabinol (“CBN”).
In the first quarter of 2023, Cronos also added to its Spinach FEELZ™ vape portfolio by adding a product featuring CBC: its Mango Kiwi Haze 7:1 THC:CBC 1-gram vape.
In April 2023, Cronos built on the early success of its Spinach® Sonic Lemon Fuel strain by expanding it into the pre-roll category with a 3x0.5g 20-26% THC offering. In addition to the pre-rolls, Sonic Lemon Fuel is available in 28g and 3.5g flower formats.

Consolidated Results of Operations
The tables below set forth our condensed consolidated results of operations, expressed in thousands of U.S. dollars for the periods presented. Our condensed consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods.

	Three months ended March 31,
	2023	2022
Net revenue, before excise taxes	$27,203	$29,406
Excise taxes	(7,059)	(4,373)
Net revenue	20,144	25,033
Cost of sales	17,764	18,107
Gross profit	2,380	6,926
Operating expenses
Sales and marketing	5,872	5,012
Research and development	2,041	4,039
General and administrative	12,379	22,368
Restructuring costs	—	3,084
Share-based compensation	2,551	3,686
Depreciation and amortization	1,533	1,293
Impairment loss on long-lived assets	—	3,493
Total operating expenses	24,376	42,975
Operating loss	(21,996)	(36,049)
Other income	1,303	3,758
Income tax benefit (expense)	1,436	(362)
Net loss	(19,257)	(32,653)
Net loss attributable to non-controlling interest	(88)	(15)
Net loss attributable to Cronos Group	$(19,169)	$(32,638)
Summary of select financial results

	Three months ended March 31,		Change
	2023	2022	$	%
Net revenue	$20,144	$25,033	$(4,889)	(20)%
Cost of sales	17,764	18,107	(343)	(2)%
Gross profit	2,380	6,926	(4,546)	(66)%
Gross margin(i)	12%	28%	N/A	(16)	pp
(i)Gross margin is defined as gross profit divided by net revenue.
Net revenue
For the three months ended March 31, 2023, we reported consolidated net revenue of $20.1 million, representing a decrease of $4.9 million from the three months ended March 31, 2022. The decrease was primarily due to lower cannabis flower sales in Israel due to competitive activity, the slowdown in patient permit authorizations and geopolitical unrest, and a reduction in revenue in the U.S. segment. Net revenue in Canada was impacted by an adverse price/mix in the cannabis flower category driving increased excise tax payments as a percentage of revenue and increased returns. Furthermore, the weakened Canadian dollar and Israeli Shekel against the U.S. dollar during the current period impacted results. These decreases were partially offset by higher cannabis extract sales in Canada.
Cost of sales
For the three months ended March 31, 2023, we reported consolidated cost of sales of $17.8 million, representing a decrease of approximately $0.3 million from the three months ended March 31, 2022. The decrease was primarily due to lower cannabis flower sales in the Israeli medical market, lower sales volumes in the U.S. segment, lower cannabis biomass costs and the impact of the weakened Canadian dollar and Israeli Shekel against the U.S. dollar during the current period, partially offset by higher cannabis extract sales in the Canadian adult-use market.

Gross profit
For the three months ended March 31, 2023, we reported gross profit of $2.4 million, representing a decrease in gross profit of $4.5 million compared to the three months ended March 31, 2022. The decrease was primarily due to lower cannabis flower sales in the Israeli medical market, a reduction in revenue in the U.S. segment, adverse price/mix on cannabis flower sales in Canada and increased returns, partially offset by higher cannabis extract sales in the Canadian adult-use market that carry a higher margin profile than other product categories and lower cannabis biomass costs.
Operating expenses

	Three months ended March 31,		Change
	2023	2022	$	%
Sales and marketing	$5,872	$5,012	$860	17%
Research and development	2,041	4,039	(1,998)	(49)%
General and administrative	12,379	22,368	(9,989)	(45)%
Restructuring costs	—	3,084	(3,084)	N/A
Share-based compensation	2,551	3,686	(1,135)	(31)%
Depreciation and amortization	1,533	1,293	240	19%
Impairment loss on long-lived assets	—	3,493	(3,493)	N/A
Total operating expenses	$24,376	$42,975	$(18,599)	(43)%
Sales and marketing
For the three months ended March 31, 2023, sales and marketing expenses were $5.9 million, representing an increase of $0.9 million from the three months ended March 31, 2022. The increase was primarily due to higher advertising and marketing spend and higher payroll-related costs in the ROW segment, partially offset by lower advertising and marketing spend and lower payroll-related costs in the U.S. segment as a result of the Realignment announced in 2022.
Research and development
For the three months ended March 31, 2023, research and development expenses were $2.0 million, representing a decrease of $2.0 million from the three months ended March 31, 2022. The decrease was primarily due to lower costs associated with the achievement of Ginkgo milestones.
General and administrative
For the three months ended March 31, 2023, general and administrative expenses were $12.4 million, representing a decrease of $10.0 million from the three months ended March 31, 2022. The decrease was primarily due to lower professional fees related to financial statement review costs and lower personnel-related costs associated with the Realignment announced in 2022.
Restructuring costs
For the three months ended March 31, 2023, we incurred no restructuring costs, compared to $3.1 million of restructuring costs for the three months ended March 31, 2022. Restructuring costs for the three months ended March 31, 2022 were related to the Realignment announced in 2022.
Share-based compensation
For the three months ended March 31, 2023, share-based compensation expense was $2.6 million, representing a decrease of $1.1 million from the three months ended March 31, 2022. The decrease was primarily due to the acceleration of expense in the three months ended March 31, 2022 on equity awards granted to certain executive employees in connection with their separation from the Company.
Depreciation and amortization
For the three months ended March 31, 2023, depreciation and amortization expenses were $1.5 million, representing an increase of $0.2 million from the three months ended March 31, 2022. The increase was primarily due to higher amortization on Ginkgo-related intangible assets.

Impairment loss on long-lived assets
For the three months ended March 31, 2023, we recorded no impairment loss on long-lived assets, compared to $3.5 million in the three months ended March 31, 2022. For further information, see Note 12 “Impairment Loss on Long-lived Assets” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Other income (loss) and income tax benefit (expense)

	Three months ended March 31,		Change
	2023	2022	$	%
Interest income, net	$11,180	$2,046	$9,134	446%
Gain (loss) on revaluation of derivative liabilities	(65)	10,419	(10,484)	N/M
Share of loss from equity method investments	(496)	—	(496)	N/A
Gain (loss) on revaluation of financial instruments	(7,758)	4,268	(12,026)	N/M
Impairment loss on other investments	—	(11,238)	11,238	N/A
Foreign currency transaction loss	(1,643)	(1,872)	229	12%
Other, net	85	135	(50)	(37)%
Total other income	1,303	3,758	(2,455)	(65)%
Income tax benefit (expense)	1,436	(362)	1,798	N/M
Net loss	$(19,257)	$(32,653)	$13,396	41%
(i)“N/M” is defined as not meaningful.
Interest income, net
For the three months ended March 31, 2023, interest income, net was $11.2 million, representing an increase of $9.1 million from the three months ended March 31, 2022. The increase in net interest income was primarily due to higher short-term investment balances and higher interest rates during the current period.
Gain (loss) on revaluation of derivative liabilities
For the three months ended March 31, 2023, the loss on revaluation of derivative liabilities was $0.1 million, compared to a gain on revaluation of derivative liabilities of $10.4 million in the three months ended March 31, 2022. We expect continued changes in derivative valuations as our share price fluctuates period to period and the remaining expected terms of our derivative instruments change over time. For further information, see Note 5 “Derivative Liabilities” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Share of loss from equity method investments
For the three months ended March 31, 2023, our share of loss from equity method investments was $0.5 million, representing an increased loss of $0.5 million from the three months ended March 31, 2022. The change was due to a higher loss pick-up from our equity method investment in Cronos GrowCo.
Gain (loss) on revaluation of financial instruments
For the three months ended March 31, 2023, the loss on revaluation of financial instruments was $7.8 million, representing an increased loss of $12.0 million compared to the three months ended March 31, 2022. The change was primarily related to the change in fair value of our investment in Vitura. For further information, see Note 3 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.

Impairment loss on other investments
There were no impairment losses on other investments during the three months ended March 31, 2023. For the three months ended March 31, 2022, impairment loss on other investments was $11.2 million, due to impairment charges recorded on our PharmaCann Option for the difference between its estimated fair value and its carrying amount. For more information, see Note 3 “Investments” in our condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Foreign currency transaction loss
For the three months ended March 31, 2023, foreign currency transaction loss was $1.6 million, compared to $1.9 million in the three months ended March 31, 2022. For both periods, these losses primarily related to certain foreign currency-denominated intercompany loans anticipated to be settled in the foreseeable future.
Other, net
For both the three months ended March 31, 2023 and 2022, other, net was income of $0.1 million.

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
Summary of select financial results – ROW

	Three months ended March 31,		Change
	2023	2022	$	%
Net revenue	$19,495	$22,705	$(3,210)	(14)%
Cost of sales	16,568	15,995	573	4%
Gross profit	2,927	6,710	(3,783)	(56)%
Gross margin	15%	30%	N/A	(15)	pp
Net revenue – ROW

	Three months ended March 31,		Change
	2023	2022	$	%
Cannabis flower	$13,128	$18,625	$(5,497)	(30)%
Cannabis extracts	6,301	3,988	2,313	58%
Other	66	92	(26)	(28)%
Net revenue	$19,495	$22,705	$(3,210)	(14)%
For the three months ended March 31, 2023, the ROW segment reported net revenue of $19.5 million, representing a decrease of $3.2 million from the three months ended March 31, 2022. The decrease was primarily due to lower cannabis flower sales in Israel driven by increased competition, the slowdown in patient permit authorizations and geopolitical unrest. Net revenue in Canada was impacted by an adverse price/mix in the cannabis flower category driving increased excise tax payments as a percentage of revenue and increased returns. Furthermore, the weakened Canadian dollar and Israeli Shekel against the U.S. dollar during the current period impacted results.
Cost of sales – ROW
For the three months ended March 31, 2023, the ROW segment reported cost of sales of $16.6 million, representing an increase of $0.6 million from the three months ended March 31, 2022. The increase was primarily due to higher sales volumes in the Canadian adult-use market, partially offset by lower cannabis flower sales in the Israeli medical market, lower cannabis biomass costs and the impact of the weakened Canadian dollar and Israeli Shekel against the U.S. dollar during the current period.
Gross profit – ROW
For the three months ended March 31, 2023, the ROW segment reported gross profit of $2.9 million, representing a decrease in gross profit of $3.8 million from the three months ended March 31, 2022. The change was primarily due to decreased revenue driven mainly by lower sales of cannabis flower in Israel, adverse price/mix in cannabis flower sales in Canada and increased returns, partially offset by higher cannabis extract sales in Canada, which carry a higher margin profile than other product categories, and lower cannabis biomass costs.
Summary of select financial results – U.S.

	Three months ended March 31,		Change
	2023	2022	$	%
Net revenue	$649	$2,328	$(1,679)	(72)%
Cost of sales	1,196	2,112	(916)	(43)%
Gross profit	(547)	216	(763)	(353)%
Gross margin	(84)%	9%	N/A	(93)	pp
Net revenue – U.S.
For the three months ended March 31, 2023, the U.S. segment reported net revenue of $0.6 million, representing a decrease of $1.7 million from the three months ended March 31, 2022. The decrease was primarily driven by a reduction in sales as a result of a decrease in promotional spending and SKU rationalization efforts as the Company implemented the Realignment in the U.S. segment.
Cost of sales – U.S.
For the three months ended March 31, 2023, the U.S. segment reported cost of sales of $1.2 million, representing a decrease of $0.9 million from the three months ended March 31, 2022. The decrease was primarily due to lower sales volumes, partially offset by higher inventory reserves associated with discontinued products.
Gross profit – U.S.
For the three months ended March 31, 2023, the U.S. segment reported gross profit of $(0.5) million, representing a decrease of $0.8 million from the three months ended March 31, 2022. The change was primarily due to lower sales volumes and higher inventory reserves.

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
Adjusted EBITDA
Management reviews Adjusted EBITDA, a non-GAAP measure, which excludes non-cash items and items that do not reflect management’s assessment of ongoing business performance of our operating segments. Management defines Adjusted EBITDA as net income (loss) before interest, tax expense (benefit), depreciation and amortization adjusted for: share of income (loss) from equity method investments; impairment loss on goodwill and intangible assets; impairment loss on long-lived assets; (gain) loss on revaluation of derivative liabilities; (gain) loss on revaluation of financial instruments; transaction costs related to strategic projects; impairment loss on other investments; foreign currency transaction loss; other, net; loss from discontinued operations; restructuring costs; share-based compensation; and financial statement review costs and reserves related to the restatements of our 2019 and 2021 interim financial statements (the “Restatements”), including the costs related to the settlement of the SEC’s and the OSC’s investigations of the Restatements and legal costs defending shareholder class action complaints brought against us as a result of the 2019 restatement (see Part II, Item 1 “Legal Proceedings” of this Quarterly Report for a discussion of the shareholder class action complaints relating to the restatement of the 2019 interim financial statements and the settlement of the SEC’s and the OSC’s investigations of the Restatements).
Management believes that Adjusted EBITDA provides the most useful insight into underlying business trends and results and provides a more meaningful comparison of period-over-period results. Management uses Adjusted EBITDA for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets.

Adjusted EBITDA is reconciled to net income (loss) as follows:

	Three months ended March 31, 2023
	United States	Rest of World	Corporate	Total
Net income (loss)	$337	$(15,439)	$(4,155)	$(19,257)
Interest income, net	(3,399)	(7,781)	—	(11,180)
Income tax benefit	—	(1,436)	—	(1,436)
Depreciation and amortization	200	2,205	—	2,405
EBITDA	(2,862)	(22,451)	(4,155)	(29,468)
Share of loss from equity method investments	—	496	—	496
Loss on revaluation of derivative liabilities(ii)	—	65	—	65
Loss on revaluation of financial instruments(iii)	—	7,758	—	7,758
Foreign currency transaction loss	—	1,643	—	1,643
Other, net(v)	—	(85)	—	(85)
Share-based compensation(vii)	5	2,546	—	2,551
Financial statement review costs(viii)	—	—	276	276
Adjusted EBITDA	$(2,857)	$(10,028)	$(3,879)	$(16,764)

	Three Months Ended March 31, 2022
	United States	Rest of World	Corporate	Total
Net income (loss)	$(22,216)	2,014	$(12,451)	$(32,653)
Interest income, net	(29)	(2,017)	—	(2,046)
Income tax expense	—	362	—	362
Depreciation and amortization	432	2,392	—	2,824
EBITDA	(21,813)	2,751	(12,451)	(31,513)
Impairment loss on long-lived assets(i)	—	3,493	—	3,493
Gain on revaluation of derivative liabilities(ii)	—	(10,419)	—	(10,419)
Gain on revaluation of financial instruments(iii)	—	(4,268)	—	(4,268)
Impairment loss on other investments(iv)	11,238	—	—	11,238
Foreign currency transaction loss	—	1,872	—	1,872
Other, net(v)	—	(135)	—	(135)
Restructuring costs(vi)	1,053	2,031	—	3,084
Share-based compensation(vii)	2,436	1,250	—	3,686
Financial statement review costs(viii)	—	—	4,062	4,062
Adjusted EBITDA	$(7,086)	$(3,425)	$(8,389)	$(18,900)
(i)For the three months ended March 31, 2022, impairment loss on long-lived assets related to the Company’s decision to seek a sublease for leased office space in Toronto, Ontario, Canada during the first quarter of 2022. See Note 12 “Impairment Loss on Long-lived Assets.”
(ii)For the three months ended March 31, 2023 and 2022, gain (loss) on revaluation of derivative liabilities represents the fair value changes on the derivative liabilities. See Note 5 “Derivative Liabilities.”
(iii)For the three months ended March 31, 2023 and 2022, gain (loss) on revaluation of financial instruments related primarily to the Company’s equity securities in Vitura.
(iv)For the three months ended March 31, 2022, impairment loss on other investments related to the PharmaCann Option for the difference between its fair value and carrying amount. See Note 3 “Investments.”
(v)For the three months ended March 31, 2023 and 2022, other, net related to gain on disposal of assets.
(vi)For the three months ended March 31, 2022, restructuring costs related to the employee-related severance costs and other restructuring costs associated with the Realignment, including the change in nature of operations at the Peace Naturals Campus. See Note 6 “Restructuring.”
(vii)For the three months ended March 31, 2023 and 2022, share-based compensation related to the vesting expenses of share-based compensation awarded to employees under the Company’s share-based award plans as described in Note 7 “Share-based Compensation.”
(viii)For the three months ended March 31, 2023 and 2022, financial statement review costs include costs and reserves taken related to the Restatements, costs related to the Company’s responses to requests for information from various regulatory authorities relating to the Restatements and legal costs incurred defending shareholder class action complaints brought against the Company as a result of the 2019 restatement.

Constant Currency
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for net revenues, gross profit, gross profit margin, operating expenses, net income (loss) and Adjusted EBITDA for the three months ended March 31, 2023 as well as cash and cash equivalents and short-term investment balances as of March 31, 2023 compared to December 31, 2022, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the three-month comparative periods in 2022 rather than the actual average exchange rates in effect during the respective current periods; constant currency current and prior comparative balance sheet information is translated at the prior year-end spot rate rather than the current period spot rate. All growth comparisons relate to the corresponding period in 2022. We have provided this non-GAAP financial information to aid investors in better understanding the performance of our segments. The non-GAAP financial measures presented in this Quarterly Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.
The table below sets forth certain measures of consolidated results from continuing operations on a constant currency basis for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 as well as cash and cash equivalents and short-term investments as of March 31, 2023 and December 31, 2022, both on an as-reported and constant currency basis (in thousands):

As Reported	As Adjusted for Constant Currency
Three months ended March 31,	As Reported Change	Three months ended March 31,	Constant Currency Change
2023	2022	$	%	2023	$	%
Net revenue	$20,144	$25,033	$(4,889)	(20)%	$21,653	$(3,380)	(14)%
Gross profit	2,380	6,926	(4,546)	(66)%	2,651	(4,275)	(62)%
Gross margin	12%	28%	N/A	(16)	pp	12%	N/A	(16)	pp

Operating expenses	24,376	42,975	(18,599)	(43)%	26,034	(16,941)	(39)%
Net loss	(19,257)	(32,653)	13,396	41%	(23,383)	9,270	28%
Adjusted EBITDA	(16,764)	(18,900)	2,136	11%	(17,951)	949	5%

As of March 31,	As of December 31,	As Reported Change	Three months ended March 31,	Constant Currency Change
2023	2022	$	%	2023	$	%
Cash and cash equivalents	$413,667	$764,644	$(350,977)	(46)%	$413,579	$(351,065)	(46)%
Short-term investments	422,763	113,077	309,686	274%	421,577	308,500	273%
Total cash and cash equivalents and short-term investments	$836,430	$877,721	$(41,291)	(5)%	$835,156	$(42,565)	(5)%

Net revenue

	As Reported				As Adjusted for Constant Currency
	Three months ended March 31,		As Reported Change		Three months ended March 31,	Constant Currency Change
	2023	2022	$	%	2023	$	%
Cannabis flower	$13,128	$18,625	$(5,497)	(30)%	$14,203	$(4,422)	(24)%
Cannabis extracts	6,950	6,316	634	10%	7,380	1,064	17%
Other	66	92	(26)	(28)%	70	(22)	(24)%
Net revenue	$20,144	$25,033	$(4,889)	(20)%	$21,653	$(3,380)	(14)%

	As Reported				As Adjusted for Constant Currency
	Three months ended March 31,		As Reported Change		Three months ended March 31,	Constant Currency Change
	2023	2022	$	%	2023	$	%
Canada	$14,434	$13,576	$858	6%	$15,409	$1,833	14%
Israel	5,061	9,128	(4,067)	(45)%	5,595	(3,533)	(39)%
United States	649	2,329	(1,680)	(72)%	649	(1,680)	(72)%
Net revenue	$20,144	$25,033	$(4,889)	(20)%	$21,653	$(3,380)	(14)%
For the three months ended March 31, 2023, net revenue on a constant currency basis was $21.7 million, representing a 14% decrease from the three months ended March 31, 2022. Net revenue decreased for the three months ended March 31, 2023 on a constant currency basis and was primarily due to lower cannabis flower sales in Israel due to competitive activity, the slowdown in patient permit authorizations and geopolitical unrest and a reduction in revenue in the U.S. segment. Net revenue in Canada was impacted by an adverse price/mix in the cannabis flower category driving increased excise tax payments as a percent of revenue and increased returns, partially offset by higher cannabis extract sales in the Canadian adult-use market.
Gross profit
For the three months ended March 31, 2023, gross profit on a constant currency basis was $2.7 million, representing a 62% decrease from the three months ended March 31, 2022. The change was primarily due to lower cannabis flower sales in the Israeli medical market, a reduction in revenue in the U.S. segment, adverse price/mix on cannabis flower sales in Canada and increased returns, partially offset by higher cannabis extract sales in the Canadian adult-use market that carry a higher margin profile than other product categories and lower cannabis biomass costs.
Operating expenses
For the three months ended March 31, 2023, operating expenses on a constant currency basis was $26.0 million, representing a 39% decrease from the three months ended March 31, 2022. On a constant currency basis, operating expenses decreased for the three months ended March 31, 2023 primarily due to decreases in professional fees related to financial statement review costs, personnel-related costs associated with the Realignment, restructuring costs associated with the Realignment, impairment loss on long-lived assets and research and development costs.
Net loss
For the three months ended March 31, 2023, net loss on a constant currency basis was $23.4 million, representing a 28% reduction in net loss from the three months ended March 31, 2022.
Adjusted EBITDA
For the three months ended March 31, 2023, Adjusted EBITDA on a constant currency basis was $(18.0) million, representing a 5% improvement from the three months ended March 31, 2022. The improvement in Adjusted EBITDA for the three months ended March 31, 2023 on a constant currency basis was primarily driven by decreases in general and administrative expenses and research and development expenses as a result of the Company's strategic Realignment, partially offset by a decrease in gross profit.
Cash and cash equivalents & short-term investments
Cash and cash equivalents and short-term investments on a constant currency basis decreased 5% to $835.2 million as of March 31, 2023 from $877.7 million as of December 31, 2022. The decrease in cash and cash equivalents and short-term investments is primarily due to cash flows used in operating activities in the three months ended March 31, 2023.

Liquidity and Capital Resources
As of March 31, 2023, we had $413.7 million in cash and cash equivalents and $422.8 million in short-term investments. We believe that the existing cash and cash equivalents and short-term investments will be sufficient to fund the business operations and capital expenditures over the next twelve months. The following table summarizes the cash flows from operating, investing and financing activities:

(In thousands of U.S. dollars)	Three months ended March 31,
	2023	2022
Cash flows used in operating activities	$(47,693)	$(33,911)
Cash flows used in investing activities	(303,812)	100
Cash flows used in financing activities	(743)	(464)
Effect of foreign currency translation on cash and cash equivalents	1,271	8,837
Net change in cash	$(350,977)	$(25,438)
Comparison of cash flows between the three months ended March 31, 2023 and the three months ended March 31, 2022
Operating activities
During the three months ended March 31, 2023, we used $47.7 million of cash in operating activities as compared to cash used of $33.9 million in the three months ended March 31, 2022, representing an increase in cash used of $13.8 million. This change is primarily driven by a $32.8 million decrease in income taxes payable as a result of a tax payment connected to the previously disclosed relinquishment by Altria of the its warrant to purchase additional shares of the Company, partially offset by a $16.6 million increase in net income after adjusting for non-cash items during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Investing activities
During the three months ended March 31, 2023, we used $303.8 million of cash in investing activities, compared to $0.1 million of cash provided in investing activities during the three months ended March 31, 2022, representing an increase of $303.9 million in cash used by investing activities. This change is primarily driven by purchases of short-term investments in the three months ended March 31, 2023.
Financing activities
During the three months ended March 31, 2023, cash used in financing activities was $0.7 million, compared to $0.5 million of cash used in financing activities during the three months ended March 31, 2022, representing an increase of $0.3 million in cash used in financing activities. This change is primarily driven by an increase of $0.2 million in withholding taxes paid on share-based awards during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to certain market risks, including changes from foreign currency exchange rates related to our international operations. Except as updated below, the Company’s market risks have not changed significantly from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.
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
A 10% change in the exchange rates for the Canadian dollar would have affected the carrying amount of the net assets by approximately $75.8 million and $77.4 million as of March 31, 2023 and December 31, 2022, respectively. The corresponding impact would be recorded in accumulated other comprehensive income. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains and losses could have a significant, and potentially adverse, effect on the Company’s results of operations.
During the three months ended March 31, 2023 and 2022, the Company had foreign currency gain on translation of $2.4 million and $16.0 million, respectively.

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures.
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of March 31, 2023. Based on that evaluation, management has concluded that, as of March 31, 2023, due to the existence of a material weakness in the Company’s internal control over financial reporting described below, the disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Material Weakness in Internal Controls Over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), we have identified the following material weakness:
•ITGCs - User Access:
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
Remediation Plan and Status
As discussed above, we have identified a material weakness related to ITGCs in user access management and the provisioning and monitoring of privileged access. As of the filing date, the Company is in the process of implementing various initiatives intended to address the identified material weakness. In this regard, some of our key remedial initiatives include:

Material Weakness	Control, Control Enhancement or Mitigant	Implementation Status	Management Testing Status	Remediation Status
ITGCs	•Train security administrators on access provisioning and approval protocols.	In Progress	Not Tested	Not Remediated
	•Align approval requirements for all privileged access for consistency and appropriate visibility within the IT function.	In Progress	Not Tested	Not Remediated
	•Implement a process to identify instances where privileged access roles or profiles are assigned and, when identified, review activities performed during the period of assigned privileged access.	In Progress	Not Tested	Not Remediated
	•Implement a periodic control to compare each user’s system access to their responsibilities.	In Progress	Not Tested	Not Remediated
	•Implement an oversight control over security administrator actions.	In Progress	Not Tested	Not Remediated
(b)Changes in Internal Control over Financial Reporting
Other than the material weakness identified above and measures described above to remediate such material weakness, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1: Legal Proceedings.
The information set forth under 11(b), Contingencies, to the Company’s condensed consolidated interim financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report is incorporated herein by reference.

Item 1A: Risk Factors.
An investment in us involves a number of risks. A detailed discussion of our risk factors appears in Part I, Item 1A. Risk Factors of the Annual Report. Any of the matters highlighted in the risk factors described in the Annual Report could adversely affect our business, results of operations and financial condition, causing an investor to lose all, or part of, its, his or her investment. The risks and uncertainties described in the Annual Report are those we currently believe to be material, but they are not the only ones we face. If any of the risks described in the Annual Report, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows and consequently the price of our securities could be materially and adversely affected.

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

10.1†*	Executive Employment Agreement, dated as of June 21, 2019, by and among Cronos Group Inc., Hortican Inc. and Jeff Jacobson.
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

CRONOS GROUP INC.

	By:	/s/ James Holm
James Holm Chief Financial Officer
May 9, 2023

	By:	/s/ Carlos Cortez
Carlos Cortez Vice President, Controller, and Principal Accounting Officer
May 9, 2023