Form 10-Q
period 2023-06-30
Cronos Group Inc.
filed 2023-08-08
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
or
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

As of August 4, 2023, there were 381,089,357 common shares of the registrant issued and outstanding.

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

(Exchange rates are shown as C$ per $)	As of
	June 30, 2023	June 30, 2022	December 31, 2022
Spot rate	1.3242	1.2874	1.3554
Year-to-date average rate	1.3474	1.2715	N/A

(Exchange rates are shown as ILS per $)	As of
	June 30, 2023	June 30, 2022	December 31, 2022
Spot rate	3.7051	3.4936	3.5178
Year-to-date average rate	3.5892	3.2670	N/A
All summaries of agreements described herein are qualified by the full text of such agreements (certain of which have been filed as exhibits with the U.S. Securities and Exchange Commission).

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Cronos Group Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	As of June 30, 2023	As of December 31, 2022
Assets
Current assets
Cash and cash equivalents	$409,428	$764,644
Short-term investments	431,510	113,077
Accounts receivable, net	12,540	23,113
Interest receivable	9,452	2,469
Other receivables	4,839	3,298
Current portion of loans receivable, net	5,035	8,890
Inventory, net	45,190	37,559
Prepaids and other current assets	6,780	7,106
Total current assets	924,774	960,156
Equity method investments, net	17,646	18,755
Other investments	67,925	70,993
Non-current portion of loans receivable, net	71,080	72,345
Property, plant and equipment, net	57,695	60,557
Right-of-use assets	1,571	2,273
Goodwill	1,057	1,033
Intangible assets, net	25,462	26,704
Deferred tax asset	1,137	$193
Total assets	$1,168,347	$1,213,009

Liabilities
Current liabilities
Accounts payable	$9,340	$11,163
Income taxes payable	438	32,956
Accrued liabilities	16,573	22,268
Current portion of lease obligation	1,174	1,330
Derivative liabilities	37	15
Current portion due to non-controlling interests	364	384
Total current liabilities	27,926	68,116
Non-current portion due to non-controlling interests	1,023	1,383
Non-current portion of lease obligation	2,050	2,546
Deferred tax liability	675	—
Total liabilities	31,674	72,045

Shareholders’ equity
Share capital (authorized for issue as of June 30, 2023 and December 31, 2022: unlimited; shares outstanding as of June 30, 2023 and December 31, 2022: 381,089,357 and 380,575,403, respectively)	613,152	611,318
Additional paid-in capital	45,317	42,682
Retained earnings	463,153	490,682
Accumulated other comprehensive income (loss)	18,067	(797)
Total equity attributable to shareholders of Cronos Group	1,139,689	1,143,885
Non-controlling interests	(3,016)	(2,921)
Total shareholders’ equity	1,136,673	1,140,964
Total liabilities and shareholders’ equity	$1,168,347	$1,213,009
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Net Loss and Comprehensive Income (Loss)
(In thousands of U.S dollars, except share and per share amounts, unaudited)	Table of Contents

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net revenue, before excise taxes	$25,798	$27,095	$52,352	$54,173
Excise taxes	(6,777)	(5,493)	(13,836)	(9,866)
Net revenue	19,021	21,602	38,516	44,307
Cost of sales	15,922	17,280	32,490	33,275
Gross profit	3,099	4,322	6,026	11,032
Operating expenses
Sales and marketing	5,297	4,185	11,038	7,195
Research and development	1,107	4,194	3,146	8,115
General and administrative	13,451	16,286	25,307	37,417
Restructuring costs	—	978	—	3,009
Share-based compensation	2,331	2,583	4,866	6,199
Depreciation and amortization	1,533	1,398	3,058	2,666
Impairment loss on long-lived assets	—	—	—	3,493
Total operating expenses	23,719	29,624	47,415	68,094
Operating loss	(20,620)	(25,302)	(41,389)	(57,062)
Other income
Interest income, net	12,471	3,775	23,646	5,820
Gain (loss) on revaluation of derivative liabilities	43	3,410	(22)	13,829
Share of income (loss) from equity method investments	270	5,197	(226)	5,197
Gain (loss) on revaluation of financial instruments	5,193	(2,112)	(2,565)	2,156
Impairment loss on other investments	—	—	—	(11,238)
Foreign currency transaction loss	(3,174)	(2,852)	(4,817)	(4,724)
Other, net	(26)	49	59	184
Total other income	14,777	7,467	16,075	11,224
Loss before income taxes	(5,843)	(17,835)	(25,314)	(45,838)
Income tax expense (benefit)	(180)	(308)	(1,616)	54
Loss from continuing operations	(5,663)	(17,527)	(23,698)	(45,892)
Loss from discontinued operations	(2,834)	(2,811)	(4,056)	(7,099)
Net loss	(8,497)	(20,338)	(27,754)	(52,991)
Net loss attributable to non-controlling interest	(137)	(117)	(225)	(132)
Net loss attributable to Cronos Group	$(8,360)	$(20,221)	$(27,529)	$(52,859)
Comprehensive income (loss)
Net loss	$(8,497)	$(20,338)	$(27,754)	$(52,991)
Other comprehensive income (loss)
Foreign exchange gain (loss) on translation	16,580	(24,161)	18,994	(8,184)
Comprehensive income (loss)	8,083	(44,499)	(8,760)	(61,175)
Comprehensive income (loss) attributable to non-controlling interests	(87)	122	(95)	(139)
Comprehensive income (loss) attributable to Cronos Group	$8,170	$(44,621)	$(8,665)	$(61,036)
Net loss per share
Basic and diluted - continuing operations	$(0.01)	$(0.05)	$(0.06)	$(0.12)
Basic and diluted - discontinued operations	(0.01)	—	(0.01)	(0.02)
Basic and diluted	$(0.02)	$(0.05)	$(0.07)	$(0.14)
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity
For the six months ended June 30, 2023 and 2022
(In thousands of U.S. dollars, except share amounts, unaudited)

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2023	380,575,403	$611,318	$42,682	$490,682	$(797)	$(2,921)	$1,140,964
Activities relating to share-based compensation	240,518	917	1,362	—	—	—	2,279
Net loss	—	—	—	(19,169)	—	(88)	(19,257)
Foreign exchange gain on translation	—	—	—	—	2,334	80	2,414
Balance as of March 31, 2023	380,815,921	$612,235	$44,044	$471,513	$1,537	$(2,929)	$1,126,400
Activities relating to share-based compensation	273,436	917	1,273	—	—	—	2,190
Net loss	—	—	—	(8,360)	—	(137)	(8,497)
Foreign exchange gain on translation	—	—	—	—	16,530	50	16,580
Balance as of June 30, 2023	381,089,357	$613,152	$45,317	$463,153	$18,067	$(3,016)	$1,136,673

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2022	374,952,693	$595,497	$32,465	$659,416	$49,865	$(2,967)	$1,334,276
Activities relating to share-based compensation	347,287	871	2,900	—	—	—	3,771
Net loss	—	—	—	(32,638)	—	(15)	(32,653)
Foreign exchange gain (loss) on translation	—	—	—	—	16,223	(246)	15,977
Balance as of March 31, 2022	375,299,980	$596,368	$35,365	$626,778	$66,088	$(3,228)	$1,321,371
Activities relating to share-based compensation	395,156	2,251	(167)	—	—	—	2,084
Share issuance pursuant to research and development milestones	2,201,235	6,007	—	—	—	—	6,007
Net loss	—	—	—	(20,221)	—	(117)	(20,338)
Foreign exchange gain (loss) on translation	—	—	—	—	(24,400)	239	(24,161)
Balance as of June 30, 2022	377,896,371	$604,626	$35,198	$606,557	$41,688	$(3,106)	$1,284,963

See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	Six months ended June 30,
	2023	2022
Operating activities
Net loss	$(27,754)	$(52,991)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation	4,887	6,302
Depreciation and amortization	4,785	7,051
Impairment loss on long-lived assets	205	3,493
Impairment loss on other investments	—	11,238
Loss (gain) from investments	2,955	(7,193)
Loss (gain) on revaluation of derivative liabilities	22	(13,829)
Changes in expected credit losses on long-term financial assets	(1,146)	(655)
Foreign currency transaction loss	4,817	4,724
Other non-cash operating activities, net	(4,012)	(1,956)
Changes in operating assets and liabilities:
Accounts receivable, net	10,623	1,981
Interest receivable	(6,807)	(383)
Other receivables	(200)	3,973
Prepaids and other current assets	480	(3,759)
Inventory	(7,259)	(8,145)
Accounts payable	(2,478)	481
Income taxes payable	(32,801)	—
Accrued liabilities	(5,784)	(1,523)
Cash flows used in operating activities	(59,467)	(51,191)
Investing activities
Purchase of short-term investments	(479,763)	(157,300)
Proceeds from short-term investments	169,418	117,975
Dividends received from equity method investment	1,299	—
Proceeds from repayment on loan receivables	11,388	1,573
Purchase of property, plant and equipment	(1,298)	(2,218)
Purchase of intangible assets	(8)	(421)
Other investing activities	—	70
Cash flows used in investing activities	(298,964)	(40,321)
Financing activities
Withholding taxes paid on share-based awards	(782)	(2,080)
Other financing activities, net	—	46
Cash flows used in financing activities	(782)	(2,034)
Effect of foreign currency translation on cash and cash equivalents	3,997	(3,884)
Net change in cash and cash equivalents	(355,216)	(97,430)
Cash and cash equivalents, beginning of period	764,644	886,973
Cash and cash equivalents, end of period	$409,428	$789,543
Supplemental cash flow information
Interest paid	$—	$—
Interest received	$13,385	$3,490
Income taxes paid	$32,995	$140

See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
1. Background, Basis of Presentation, and Summary of Significant Accounting Policies
(a)Background
Cronos Group Inc. (“Cronos” or the “Company”) is incorporated in the province of British Columbia under the Business Corporations Act (British Columbia) with principal executive offices at 111 Peter St., Suite 300, Toronto, Ontario, M5V 2H1. The Company’s common shares are currently listed on the Toronto Stock Exchange (“TSX”) and Nasdaq Global Market (“Nasdaq”) under the ticker symbol “CRON.”
Cronos is an innovative global cannabinoid company committed to building disruptive intellectual property by advancing cannabis research, technology and product development. With a passion to responsibly elevate the consumer experience, Cronos is building an iconic brand portfolio. Cronos’ diverse international brand portfolio includes Spinach®, PEACE NATURALS® and Lord Jones®.
(b)Basis of presentation
These condensed consolidated interim financial statements of Cronos Group are unaudited. They have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and with applicable rules and regulations of the U.S. Securities and Exchange Commission relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for any other reporting period.
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
(c)Discontinued Operations
In the second quarter of 2023, the Company exited its U.S. hemp-derived cannabinoid product operations. The exit of the U.S. operations represented a strategic shift that has a major effect on the Company’s operations and financial results, and as such, qualifies for reporting as discontinued operations in our condensed consolidated statements of net loss and comprehensive income (loss). Prior period amounts have been reclassified to reflect the discontinued operations classification of the U.S. operations.
(d)Segment information
Segment reporting is prepared on the same basis that the Company’s chief operating decision maker (the “CODM”) manages the business, makes operating decisions and assesses the Company’s performance. Historically, the Company has reported results for two reportable segments, the U.S. and Rest of World. In the second quarter of 2023, as a result of the Company’s exit of its then-existing U.S. operations, the Company determined that it has one operating segment and therefore one reportable segment, which is comprised of operations in Canada and Israel and is involved in the cultivation, manufacture, and marketing of cannabis and cannabis-derived products for the medical and adult-use markets. All prior period segment disclosure information has been reclassified to conform to the current reporting structure in this Form 10-Q. These reclassifications had no effect on our consolidated financial statements in any period presented.
(e)Revenue recognition
The following tables present the Company's revenue by major product category for continuing operations:

	Three months ended June 30,
	2023	2022
Cannabis flower	$14,014	$15,739
Cannabis extracts	4,926	5,582
Other	81	281
Net revenue	$19,021	$21,602

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	Six months ended June 30,
	2023	2022
Cannabis flower	$27,142	$34,364
Cannabis extracts	11,227	9,570
Other	147	373
Net revenue	$38,516	$44,307
Net revenue attributed to a geographic region based on the location of the customer were as follows for continuing operations:

	Three months ended June 30,
	2023	2022
Canada	$13,595	$14,389
Israel	5,426	7,213
Net revenue	$19,021	$21,602

	Six months ended June 30,
	2023	2022
Canada	$28,029	$27,965
Israel	10,487	16,342
Net revenue	$38,516	$44,307
(f)Concentration of risk
Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk from its operating activities, primarily accounts receivable and other receivables, and its investing activities, including cash held with banks and financial institutions, short-term investments and loans receivable. The Company’s maximum exposure to this risk is equal to the carrying amount of these financial assets, which amounted to $943,884 and $987,836 as of June 30, 2023 and December 31, 2022, respectively.
An impairment analysis is performed at each reporting date using a provision matrix to measure expected credit losses. The provision rates are based on the days past due for groupings of various customer segments with similar loss patterns. The calculation reflects the probability-weighted outcome, the time value of money and reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Accounts receivable are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, amongst others, the failure of a debtor to engage in a repayment plan and a failure to make contractual payments for a period of greater than 120 days past due. As of June 30, 2023 and December 31, 2022, the Company had $69 and $219, respectively, in expected credit losses that have been recognized on receivables from contracts with customers.
As of June 30, 2023, the Company assessed that there is a concentration of credit risk, as 41% of the Company’s accounts receivable were due from two customers with an established credit history with the Company. As of December 31, 2022, 55% of the Company’s accounts receivable were due from three customers with an established credit history with the Company.
The Company sells products to a limited number of major customers. Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s revenue. During the three months ended June 30, 2023, the Company earned a total net revenue before excise taxes of $16,839 from three major customers, together accounting for 67% of the Company’s total net revenues before excise taxes. During the three months ended June 30, 2022, the Company earned a total net revenue before excise taxes of $12,767 from three major customers, together accounting for 59% of the Company’s total net revenues before excise taxes. During the six months ended June 30, 2023, the Company earned a total net revenue before excise taxes of $34,732 from three major customers, together accounting for 67% of the Company’s total net revenues before excise taxes. During the six months ended June 30, 2022, the Company earned a total net revenue before excise taxes of $24,690 from three major customers, together accounting for 56% of the Company’s total net revenues before excise taxes.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(g)Adoption of new accounting pronouncements
On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU No. 2022-02”). ASU No. 2022-02 eliminates the existing troubled debt restructuring recognition and measurement guidance, and instead aligns the accounting treatment to that of other loan modifications. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU No. 2022-02 also requires that entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. The adoption of ASU No. 2022-02 did not have a material impact on the Company’s condensed consolidated interim financial statements.
(h)New accounting pronouncements not yet adopted
In June 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU No. 2022-03”). ASU No. 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered in measuring fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, and we expect to adopt ASU 2022-03 prospectively. The Company does not expect the adoption of ASU No. 2022-03 to have a material impact on its condensed consolidated interim financial statements.
2. Discontinued Operations
In the second quarter of 2023, the Company exited its then-existing U.S. hemp-derived cannabinoid product operations. Accordingly, the net loss of the U.S. operations for the three and six months ended June 30, 2023 and 2022 are reported separately as loss from discontinued operations on the condensed consolidated statements of net loss and comprehensive income (loss).
The following table presents the major components comprising loss from discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net revenue	$380	$1,459	$1,029	$3,787
Cost of sales	848	1,661	2,044	3,773
Inventory write-down	839	—	839	—
Gross profit	(1,307)	(202)	(1,854)	14
Operating expenses
Sales and marketing	387	1,397	518	3,399
Research and development	18	108	20	226
General and administrative	213	719	736	1,956
Restructuring costs	534	292	534	1,345
Share-based compensation	5	33	21	103
Depreciation and amortization	5	13	13	38
Impairment loss on long-lived assets(ii)	205	—	205	—
Total operating expenses	1,367	2,562	2,047	7,067
Interest income	3	—	8	1
Other, net(i)	(163)	(47)	(163)	(47)
Total other loss	(160)	(47)	(155)	(46)
Loss before income taxes	(2,834)	(2,811)	(4,056)	(7,099)
Income tax expense (benefit)	—	—	—	—
Net loss from discontinued operations	$(2,834)	$(2,811)	$(4,056)	$(7,099)
(i)For the three and six months ended June 30, 2023 and June 30, 2022, Other, net related to loss on disposal of assets that were part of the U.S. operations.
(ii)During the three and six months ended June 30, 2023, as a result of the exit of the U.S. operations, the Company recognized an impairment charge of $205 related to the right-of-use lease assets associated with the Company’s former U.S. manufacturing facility in Los Angeles, California.

The following tables present the Company's discontinued operations revenue by major product category:

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	Three months ended June 30, 2023
	2023	2022
Cannabis extracts	$380	$1,459
Net revenue	$380	$1,459

	Six months ended June 30,
	2023	2022
Cannabis extracts	$1,029	$3,787
Net revenue	$1,029	$3,787
The following tables summarize the Company’s discontinued operations restructuring activity for the three and six months ended June 30, 2023 and 2022:

	Accrual as of April 1, 2023	Expenses	Payments/Write-offs	Accrual as of June 30, 2023
Employee Termination Benefits	$—	$442	$(223)	$219
Other Restructuring Costs	—	92	—	92
Total	$—	$534	$(223)	$311

	Accrual as of January 1, 2023	Expenses	Payments/Write-offs	Accrual as of June 30, 2023
Employee Termination Benefits	$—	$442	$(223)	$219
Other Restructuring Costs	—	92	—	92
Total	$—	$534	$(223)	$311

	Accrual as of April 1, 2022	Expenses	Payments/Write-offs	Accrual as of June 30, 2022
Employee Termination Benefits	$102	$292	$(328)	$66
Total	$102	$292	$(328)	$66

	Accrual as of January 1, 2022	Expenses	Payments/Write-offs	Accrual as of June 30, 2022
Employee Termination Benefits	$—	$1,345	$(1,279)	$66
Total	$—	$1,345	$(1,279)	$66

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following table presents a reconciliation of assets and liabilities of the discontinued operations presented in the condensed consolidated balance sheets:

	As of June 30, 2023	As of December 31, 2022
Assets
Current assets
Cash and cash equivalents	$1,918	$2,300
Accounts receivable, net	7	253
Other receivables	—	775
Prepaids and other current assets	53	464
Inventory, net	—	934
Current assets of discontinued operations	1,978	4,726

Non-current assets
Property, plant and equipment, net	—	254
Right-of-use assets	—	430
Intangible assets, net	—	1,594
Non-current assets of discontinued operations	—	2,278

Liabilities
Current liabilities
Accounts payable	131	166
Accrued liabilities	621	807
Current portion of lease obligation	216	415
Current liabilities of discontinued operations	$968	$1,388
For the six months ended June 30, 2023, purchases of property plant and equipment related to discontinued operations were $67. For the six months ended June 30, 2022 purchases of property plant and equipment related to discontinued operations were $133.
3. Inventory, net
Inventory, net is comprised of the following items:

	As of June 30, 2023	As of December 31, 2022
Raw materials	$7,419	$7,421
Work-in-progress	15,926	15,646
Finished goods	20,730	13,503
Supplies and consumables	1,115	989
Total	$45,190	$37,559

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
4. Investments
(a)Equity method investments, net
A reconciliation of the carrying amount of the investments in equity method investees, net is as follows:

	Ownership interest	As of June 30, 2023	As of December 31, 2022
Cronos Growing Company Inc. (“Cronos GrowCo”)	50%	$17,646	$18,755
		$17,646	$18,755
On June 30, 2023, the Company received a dividend of C$1,750 ($1,322) from Cronos GrowCo, which reduced the Company’s carrying amount in the investment.
The following is a summary of the Company’s share of net gain (loss) from equity method investments:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Cronos GrowCo	$270	$5,197	$(226)	$5,197
	$270	$5,197	$(226)	$5,197
(b)Other investments
Other investments consist of investments in common shares and options of two companies in the cannabis industry.
PharmaCann, Inc.
In 2021, the Company purchased an option (the “PharmaCann Option”) to acquire 473,787 shares of Class A Common Stock of PharmaCann, Inc. (“PharmaCann”), a vertically integrated cannabis company in the United States, which represented an ownership interest of approximately 10.5% as of the purchase date of the PharmaCann Option, for an aggregate purchase price of approximately $110,392. The PharmaCann Option is classified as an equity security without a readily determinable fair value. The Company has elected to measure the fair value of the PharmaCann Option at cost less impairment, if any, and subsequently adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As of June 30, 2023, the Company’s proforma ownership percentage in PharmaCann on a fully-diluted basis was approximately 6.3%. The decrease in the Company’s ownership percentage since acquisition does not materially affect the Company’s rights under the PharmaCann Option.
Vitura Health Limited (formerly known as Cronos Australia)
The Company owns approximately 10% of the outstanding common shares of Vitura Health Limited (“Vitura”). The investment is considered an equity security with a readily determinable fair value. Changes in the fair value of the investment are recorded as gain (loss) on revaluation of financial instruments on the condensed consolidated statements of net loss and comprehensive income (loss). The PharmaCann Option is measured at fair value on a non-recurring basis and is a level 3 asset. See Note 11 “Fair Value Measurements” for more information on the fair value hierarchy.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following table summarizes the Company’s other investments activity:

	As of April 1, 2023	Unrealized gain	Impairment charges	Foreign exchange effect	As of June 30, 2023
PharmaCann	$49,000	$—	$—	$—	$49,000
Vitura	13,833	5,194	—	(102)	18,925
	$62,833	$5,194	$—	$(102)	$67,925

	As of January 1, 2023	Unrealized loss	Impairment charges	Foreign exchange effect	As of June 30, 2023
PharmaCann	$49,000	$—	$—	$—	$49,000
Vitura	21,993	(2,729)	—	(339)	18,925
	$70,993	$(2,729)	$—	$(339)	$67,925

	As of April 1, 2022	Unrealized loss	Impairment charges	Foreign exchange effect	As of June 30, 2022
PharmaCann	$99,154	$—	$—	$—	$99,154
Vitura	12,607	(2,200)	—	(892)	9,515
	$111,761	$(2,200)	$—	$(892)	$108,669

	As of January 1, 2022	Unrealized gain	Impairment charges	Foreign exchange effect	As of June 30, 2022
PharmaCann	$110,392	$—	$(11,238)	$—	$99,154
Vitura	8,000	1,996	—	(481)	9,515
	$118,392	$1,996	$(11,238)	$(481)	$108,669
During the six months ended June 30, 2022, the Company identified adverse forecast changes in the financial performance of PharmaCann as indicators of impairment related to the PharmaCann Option and conducted analyses comparing the PharmaCann Option’s carrying amount to its estimated fair value. The fair value was estimated using a combination of the market and income approaches. Under the income approach, significant inputs used in the discounted cash flow method were the discount rate, growth rates, cash flow projections, and the timing of federal legalization of cannabis in the U.S. Under the market valuation approach, the key assumptions that require judgment under the Guideline Public Companies method are cash flow projections, selected multiples and the discount for lack of marketability. As a result of this analysis, the Company recorded a non-cash impairment charge of $11,238 during the six months ended June 30, 2022, as the difference between the carrying amount of the PharmaCann Option and its estimated fair value in the condensed consolidated statements of net loss and comprehensive income (loss).

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
5. Loans Receivable, net
Loans receivable, net consists of the following:

	As of June 30, 2023	As of December 31, 2022
GrowCo Credit Facility	$5,035	$4,427
Add: Current portion of accrued interest	—	4,463
Total current portion of loans receivable	5,035	8,890
GrowCo Credit Facility	55,757	56,898
Mucci Promissory Note	13,383	13,438
Cannasoul Collaboration Loan	1,736	1,837
Add: Long-term portion of accrued interest	204	172
Total long-term portion of loans receivable	71,080	72,345
Total loans receivable, net	$76,115	$81,235
Cronos GrowCo Credit Facility
On August 23, 2019, the Company, as lender, and Cronos GrowCo, as borrower, entered into a senior secured credit agreement for an aggregate principal amount of C$100,000 (the “GrowCo Credit Facility”). In August 2021, the GrowCo Credit Facility was amended to increase the aggregate principal amount available to C$105,000. As of both June 30, 2023 and December 31, 2022, Cronos GrowCo had drawn C$104,000 ($78,538 and $76,730, respectively) from the GrowCo Credit Facility. The interest rate on the outstanding borrowings is the Canadian Prime Rate plus 1.25%, with interest payments due on December 2021, December 2022, and quarterly thereafter. Principal payments of C$1,000 commenced in March 2022 and are due quarterly thereafter. As of June 30, 2023, Cronos GrowCo had repaid C$8,167 ($6,167) and C$16,486 ($12,450) in principal and interest, respectively, under the terms of the GrowCo Credit Facility.
Mucci Promissory Note
On June 28, 2019, the Company entered into a promissory note receivable agreement (the “Mucci Promissory Note”) for C$16,350 (approximately $12,347) with the Cronos GrowCo joint venture partner (“Mucci”). The Mucci Promissory Note is secured by a general security agreement covering all the assets of Mucci. On September 30, 2022, the Mucci Promissory Note was amended and restated to increase the interest rate from 3.95% to the Canadian Prime Rate plus 1.25%, change the interest payments from quarterly to annual, and defer Mucci’s initial cash interest payment from September 30, 2022 to July 1, 2023.
Prior to July 1, 2022, interest accrued on the Mucci Promissory Note was capitalized as part of the principal balance. As of July 1, 2022, interest was accrued and to be paid in cash beginning on July 1, 2023. On June 30, 2023, Mucci made a payment of C$1,750 (approximately $1,322) under the Mucci Promissory Note, with C$1,187 ($897) related to accrued interest and C$563 ($425) related to outstanding principal.
Cannasoul Collaboration Loan
As of both June 30, 2023 and December 31, 2022, Cannasoul Lab Services Ltd. has received ILS 8,297 (approximately $2,239 and $2,359, respectively), from the Cannasoul Collaboration Loan.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
Expected credit loss allowances on the Company’s long-term financial assets for the three and six months ended June 30, 2023 and 2022 were comprised of the following items:

	As of April 1, 2023	Increase (decrease)(i)	Foreign exchange effect	As of June 30, 2023
GrowCo Credit Facility	$11,719	$(379)	$239	$11,579
Mucci Promissory Note	91	(7)	2	86
Cannasoul Collaboration Loan	514	4	(15)	503
	$12,324	$(382)	$226	$12,168

	As of April 1, 2022	Increase (decrease)(i)	Foreign exchange effect	As of June 30, 2022
GrowCo Credit Facility	$14,354	$(660)	$(401)	$13,293
Mucci Promissory Note	93	1	(3)	91
Cannasoul Collaboration Loan	409	4	(36)	377
	$14,856	$(655)	$(440)	$13,761

	As of January 1, 2023	Increase (decrease)(i)	Foreign exchange effect	As of June 30, 2023
GrowCo Credit Facility	$12,455	$(1,149)	$273	$11,579
Mucci Promissory Note	89	(5)	2	86
Cannasoul Collaboration Loan	522	8	(27)	503
	$13,066	$(1,146)	$248	$12,168

	As of January 1, 2022	Increase (decrease)	Foreign exchange effect	As of June 30, 2022
GrowCo Credit Facility	$14,089	$(664)	$(132)	$13,293
Mucci Promissory Note	90	2	(1)	91
Cannasoul Collaboration Loan	415	7	(45)	377
	$14,594	$(655)	$(178)	$13,761
(i)During the three and six months ended June 30, 2023, $382 and $1,146, respectively, were recorded as decreases to general and administrative expenses on the condensed consolidated statements of net loss and comprehensive income (loss) as a result of principal and interest payments made by Cronos GrowCo reducing our expected credit losses on loans receivable. During both the three and six months ended June 30, 2022, $655 was recorded as a decrease to general and administrative expenses on the condensed consolidated statements of net loss and comprehensive income (loss) as a result of adjustments to our expected credit losses.
6. Derivative Liabilities
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
As of June 30, 2023, Altria beneficially held 156,573,537 of the Company’s common shares, an approximate 41% ownership interest in the Company (calculated on a non-diluted basis).
Reconciliation of the Company’s derivative liabilities activity are as follows:

	As of April 1, 2023	Revaluation (gain) loss	Foreign exchange effect	As of June 30, 2023
Pre-emptive Rights	$79	$(43)	$1	$37
Top-up Rights	1	—	(1)	—
	$80	$(43)	$—	$37

	As of April 1, 2022	Revaluation gain	Foreign exchange effect	As of June 30, 2022
Altria Warrant	$3,845	$(3,245)	$(109)	$491
Pre-emptive Rights	67	(49)	(2)	16
Top-up Rights	187	(116)	(4)	67
	$4,099	$(3,410)	$(115)	$574

	As of January 1, 2023	Revaluation (gain) loss	Foreign exchange effect	As of June 30, 2023
Pre-emptive Rights	$—	$36	1	$37
Top-up Rights	15	(14)	(1)	—
	$15	$22	$—	$37

	As of January 1, 2022	Revaluation gain	Foreign exchange effect	As of June 30, 2022
Altria Warrant	$13,720	$(13,256)	$27	$491
Pre-emptive Rights	180	(164)	—	16
Top-up Rights	475	(409)	1	67
	$14,375	$(13,829)	$28	$574
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

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The fair values of the derivative liabilities were determined using the Black-Scholes pricing model using the following inputs:

	As of June 30, 2023
	Pre-emptive Rights	Top-up Rights
Share price at valuation date (per share in C$)	$2.61	$2.61
Subscription price (per share in C$)	$16.25	$16.25
Weighted-average risk-free interest rate(i)	4.72%	4.86%
Weighted-average expected life (in years)(ii)	1.50	1.10
Expected annualized volatility(iii)	59%	59%
Expected dividend yield	—%	—%

	As of December 31, 2022
	Pre-emptive Rights	Top-up Rights
Share price at valuation date (per share in C$)	$3.44	$3.44
Subscription price (per share in C$)	$16.25	$16.25
Weighted-average risk-free interest rate(i)	4.14%	4.28%
Weighted-average expected life (in years)(ii)	0.25	0.59
Expected annualized volatility(iii)	73%	73%
Expected dividend yield	—%	—%
(i)The risk-free interest rate was based on Bank of Canada government treasury bills and bonds with a remaining term equal to the expected life of the derivative liabilities. As of June 30, 2023 and December 31, 2022, the risk-free interest rate uses a range of approximately 4.46% to 4.89% and 3.81% to 4.37%, respectively, for the Pre-emptive Rights and Top-up Rights.
(ii)The expected life represents the period of time, in years, that the derivative liabilities are expected to be outstanding. The expected life of the Pre-emptive Rights and Top-up Rights is determined based on the expected term of the underlying options, warrants, and shares, to which the Pre-emptive Rights and Top-up Rights are linked. As of June 30, 2023 and December 31, 2022, the expected life uses a range of approximately 1.00 years to 2.25 years and 0.25 years to 2.75 years, respectively, for the Pre-emptive Rights and Top-up Rights.
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
During the three and six months ended June 30, 2022, the Company recognized $978 and $3,009, respectively, of restructuring costs in connection with the Realignment, including the change in the nature of operations at the Peace Naturals Campus. Charges related thereto include employee-related costs such as severance, relocation and other termination benefits, as well as contract termination and other related costs. During the three and six months ended June 30, 2023, the Company incurred no restructuring costs in its continuing operations. Restructuring costs incurred in the Company’s discontinued operations during the three and six months ended June 30, 2023 and 2022 is presented in Note 2 “Discontinued Operations.”

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following table summarizes the Company’s restructuring activity for the three and six months ended June 30, 2022:

	Accrual as of April 1, 2022	Expenses	Payments/Write-offs	Accrual as of June 30, 2022
Employee Termination Benefits	$1,152	$140	$(470)	$822
Other Restructuring Costs	144	838	(961)	21
Total	$1,296	$978	$(1,431)	$843

	Accrual as of January 1, 2022	Expenses	Payments/Write-offs	Accrual as of June 30, 2022
Employee Termination Benefits	$—	$1,590	$(768)	$822
Other Restructuring Costs	—	1,419	(1,398)	21
Total	$—	$3,009	$(2,166)	$843
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
The following table summarizes the total share-based compensation expense associated with the Company’s stock options, RSUs and liability-classified awards for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Stock options	$372	$1,141	$1,106	$2,870
RSUs	1,959	1,442	3,760	3,329
Total share-based compensation	$2,331	$2,583	$4,866	$6,199
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

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following is a summary of the changes in stock options for the six months ended June 30, 2023 and 2022:

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of January 1, 2023	$10.57	5,350,600	0.73
Issuance of options	2.96	188,317
Cancellation, forfeiture and expiry of options	7.75	(3,435,716)
Balance as of June 30, 2023	$14.50	2,103,201	2.34
Exercisable as of June 30, 2023	$18.72	1,426,612	1.00

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of January 1, 2022	$7.75	8,939,330	2.70
Exercise of options	3.11	(1,481,004)
Cancellation, forfeiture and expiry of options	13.56	(89,251)
Balance as of June 30, 2022	$8.61	7,369,075	1.53
Exercisable as of June 30, 2022	$8.28	4,686,991	1.04
(i)The weighted-average exercise price reflects the conversion of foreign currency-denominated stock options translated into C$ using the average foreign exchange rate as of the date of issuance.
For the six months ended June 30, 2023, the weighted-average fair value per option at grant date was C$2.07. The fair value of the options issued during the period was determined using the Black-Scholes option pricing model, using the following inputs:

2023
Share price at grant date (per share)	$2.96
Exercise price (per option)	$2.96
Risk-free interest rate	3.22%
Expected life of options (in years)	7
Expected annualized volatility	72.68%
Expected dividend yield	—
Weighted average Black-Scholes value at grant date (per option)	$2.07
Forfeiture rate	—
The following table summarizes stock options outstanding:

	As of June 30, 2023	As of December 31, 2022
2020 Omnibus Plan	702,264	2,788,947
2018 Stock Option Plan	1,400,937	1,422,069
2015 Stock Option Plan	—	1,139,584
Total stock options outstanding	2,103,201	5,350,600

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(c)Restricted share units
The following is a summary of the changes in RSUs for the six months ended June 30, 2023 and 2022:

	Weighted-average grant date fair value (C$)(ii)	Number of RSUs
Balance as of January 1, 2023	$4.63	5,725,470
Granted(i)	2.66	2,819,174
Vested and issued	5.04	(735,523)
Cancellation and forfeitures	3.93	(254,382)
Balance as of June 30, 2023	$3.87	7,554,739

	Weighted-average grant date fair value (C$)(ii)	Number of RSUs
Balance as of January 1, 2022	$9.22	1,225,870
Granted(i)	4.32	4,513,992
Vested and issued	8.58	(722,721)
Cancellation and forfeitures	8.32	(101,561)
Balance as of June 30, 2022	$4.84	4,915,580
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
(d)Deferred share units
The following is a summary of the changes in DSUs for the six months ended June 30, 2023 and 2022:

	Financial liability	Number of DSUs
Balance as of January 1, 2023	$674	265,732
Gain on revaluation	(150)	—
Balance as of June 30, 2023	$524	265,732

	Financial liability	Number of DSUs
Balance as of January 1, 2022	$408	104,442
Gain on revaluation	(161)	—
Balance as of June 30, 2022	$247	104,442

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
9. Loss per Share
Basic and diluted loss per share from continuing and discontinued operations are calculated as follows (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Basic and diluted loss per share computation
Net loss from continuing operations attributable to the shareholders of Cronos Group	$(5,526)	$(17,410)	$(23,473)	$(45,760)
Weighted-average number of common shares outstanding for computation for basic and diluted loss per share(i)	380,961,682	376,031,860	380,792,802	375,530,077
Basic loss from continuing operations per share	$(0.01)	$(0.05)	$(0.06)	$(0.12)
Diluted loss per share from continuing operations	$(0.01)	$(0.05)	$(0.06)	$(0.12)

Loss from discontinued operations attributable to the shareholders of Cronos Group	$(2,834)	$(2,811)	$(4,056)	$(7,099)
Weighted-average number of common shares outstanding for computation for basic and diluted loss per share(i)	380,961,682	376,031,860	380,792,802	375,530,077
Basic loss from discontinued operations per share	$(0.01)	$0.00	$(0.01)	$(0.02)
Diluted loss from discontinued operations per share	$(0.01)	$0.00	$(0.01)	$(0.02)
(i)In computing diluted loss per share, incremental common shares are not considered in periods in which a net loss is reported as the inclusion of the common share equivalents would be anti-dilutive.
For the three months ended June 30, 2023 and 2022, total securities of 28,769,758 and 119,589,123, respectively, were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive. For the six months ended June 30, 2023 and 2022, total securities of 29,428,093 and 118,906,603, respectively, were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive.
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
The Settlement Order required the Company to cease and desist from committing or causing any violations and any future violations of Section 17(a) of the Securities Act, Sections 10(b), 13(a), 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 13a-13, 13a-15(a), 13a-16 and 12b-20 thereunder. Additionally, the Company agreed to certain undertakings, which include, among other things, retaining a qualified independent consultant (the “Consultant”) to engage in a review of, and make recommendations with respect to, certain of the Company’s internal accounting controls and internal control over financing reporting. The Consultant’s review has been completed.
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
Pursuant to the terms of the Settlement Agreement, which fully and finally disposed the investigation of the Company by the OSC, Cronos agreed to pay a total of C$1.34 million to fully settle the matter, and acknowledged that it had failed to comply with the requirement under Section 77 of the Securities Act (Ontario) to file interim financial reports in the manner set out therein and had acted in a manner contrary to the public interest. Additionally, the Company agreed to retain the Consultant to engage in a review of, and make recommendations with respect to, certain of the Company’s internal accounting controls and internal control over financing reporting, on substantially the same terms as were required by the SEC pursuant the Settlement Agreement. The Consultant’s review has been completed.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(iii)Litigation relating to marketing, distribution and sale of products
On April 17, 2023, a group of plaintiffs led by the Green Leaf (Ale Yarok) political party filed a Statement of Claim and Request for Approval of a Class Action on behalf of a purported class of Israeli cannabis consumers in the District Court of Tel Aviv, Israel, against 26 cannabis-related parties, including three Cronos Israel entities. The Statement of Claim alleges that the defendants violated certain laws relating to the marketing of medical cannabis products, including marketing to unlicensed cannabis consumers. The lawsuit seeks a total of ILS 420 million.
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
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$409,428	$—	$—	$409,428
Short-term investments	431,510	—	—	431,510
Other investments(i)	18,925	—	—	18,925
Derivative liabilities	—	—	37	37

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$764,644	$—	$—	$764,644
Short-term investments	113,077	—	—	113,077
Other investments(i)	21,993	—	—	21,993
Derivative liabilities	—	—	15	15
(i)As of June 30, 2023 and December 31, 2022, the Company’s influence on Vitura is deemed non-significant and the investment is considered an equity security with a readily determinable fair value. See Note 4 “Investments” for additional information.
There were no transfers between fair value categories during the periods presented.
The following tables present information about the Company’s assets that are measured at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Other investments(i)	—	—	49,000	49,000

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Other investments(i)	—	—	49,000	49,000
(i)On June 14, 2021, the Company purchased an option to acquire 473,787 shares of Class A Common Stock of PharmaCann, a vertically integrated cannabis company in the United States, at an exercise price of $0.0001 per share, representing approximately 10.5% of PharmaCann’s issued and outstanding capital stock on a fully diluted basis as of the date of the PharmaCann Option, for an aggregate purchase price of approximately $110,392. On February 28, 2022, PharmaCann closed its previously announced transaction with LivWell Holdings Inc. (“LivWell”) pursuant to which PharmaCann acquired LivWell (“the LivWell Transaction”). LivWell is a multi-state cannabis cultivation and retail leader based in Colorado. As a result of the LivWell Transaction, the Company’s ownership percentage in PharmaCann on a fully diluted basis decreased to approximately 6.4%. As of both June 30, 2023 and December 31, 2022, the Company’s ownership percentage in PharmaCann on a fully diluted basis was approximately 6.3%. See Note 4 “Investments.”
There were no transfers between fair value categories during the periods presented.
12. Impairment Loss on Long-lived Assets
(a)Right-of-use assets and property, plant, and equipment, net
During the six months ended June 30, 2022, the Company recognized an impairment charge of $1,986 related to the right-of-use lease asset associated with the Company’s corporate headquarters, encompassing approximately 29,000 square feet, in Toronto, Ontario, Canada, for which the Company determined it would seek a sublease. In addition, the Company recognized an impairment charge of $1,507 during the six months ended June 30, 2022 related to leasehold improvements and other office equipment that it plans to include in any potential sublease agreement. The determination to seek a sublease of the property and include leasehold improvements and other office equipment in any potential sublease agreement triggered the impairment charges. Both of the impairment charges are recognized as impairment loss on long-lived assets on the condensed consolidated statements of net loss and comprehensive income (loss).
13. Related Party Transactions
(a)Cronos GrowCo
The Company holds a variable interest in Cronos GrowCo through its ownership of 50% of Cronos GrowCo’s common shares and senior secured debt in Cronos GrowCo. See Note 4 “Investments” for additional information.
The Company made the following purchases of cannabis products from Cronos GrowCo:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cronos GrowCo - purchases	$6,549	$5,597	$14,015	$8,815

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
As of June 30, 2023, and December 31, 2022, the Company had payables outstanding to Cronos GrowCo of $2,682 and $2,519, respectively.
Additionally, on August 23, 2019, the Company, as lender, and Cronos GrowCo, as borrower, entered into the GrowCo Facility. See Note 5 “Loans Receivable, net” for additional information.
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
During the three and six months ended June 30, 2023, the Company purchased $603 and $1,436, respectively, of products and services under this agreement and had outstanding accounts payable related to the agreement of $45 and $nil as of June 30, 2023 and December 31, 2022, respectively.
14. Subsequent Events
(a)    Planned Exit of the Fermentation Facility
On August 4, 2023, the Board approved plans to wind-down operations at its Winnipeg, Manitoba facility (“Cronos Fermentation”) and list the Cronos Fermentation facility for sale. The Company expects to incur approximately $1,200 in restructuring costs associated with the exit of Cronos Fermentation facility. These charges include employee-related costs such as severance, relocation and other termination benefits, as well as contract termination and other related costs, which are expected to be incurred primarily in the second half of 2023, but do not include any impairment charges to property, plant or equipment. These anticipated charges are subject to a number of assumptions, including the ability to wind down Cronos Fermentation efficiently and effectively, the length of the sales process, the bids received in the sale process, market factors and others. As a result of these assumptions, actual results may differ materially. The Company cannot, at this time, quantify the impairment charges, if any, to long-lived assets associated with the wind-down.
(b)    Cost Reductions
Also on August 4, 2023, the Board approved additional organization-wide cost reductions. Expected restructuring costs of approximately $2,000, with the majority expected to be incurred in the second half of 2023, include mostly one-time employee-related severance charges. These anticipated costs are subject to a number of assumptions, including the ability of the Company to effectively and efficiently further streamline operations, the number of employee reductions, the timing of employee reductions, the level of the Company’s operations, market factors and others. As a result of these assumptions, actual results may differ materially.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read together with other information, including Cronos Group’s condensed consolidated interim financial statements and the related notes to those statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (this “Quarterly Report”), consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), Part I, Item 1A, Risk Factors, of the Annual Report and Part II, Item 1A, Risk Factors, of this Quarterly Report.
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
Forward-Looking Statements include, but are not limited to, statements with respect to:
•expectations related to our announcement of additional cost-cutting measures, including our decision to wind-down operations at our Winnipeg, Manitoba facility and list the facility for sale, the expected costs and benefits from the wind-down of production activities at the facility, challenges and effects related thereto as well as changes in strategy, metrics, investments, costs, operating expenses, employee turnover and other changes with respect thereto;
•expectations related to the impact of our decision to exit our U.S. hemp-derived cannabinoid product operations, including the costs, expenses and write-offs associated therewith, the impact on our operations and our financial statements and any future plans to re-enter the U.S. market;
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
•the legalization of the use of cannabis for medical or adult-use in jurisdictions outside of Canada, including the United States, the related timing and impact thereof and our intentions to participate in such markets, if and when such use is legalized;
•the grant, renewal, withdrawal, suspension, delay and impact of any license or supplemental license to conduct activities with cannabis or any amendments thereof;
•our ability to successfully create and launch brands and cannabis products;
•the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, including CBD and other cannabinoids;

•laws and regulations and any amendments thereto applicable to our business and the impact thereof, including uncertainty regarding the application of United States (“U.S.”) state and federal law and the scope of any regulations by the U.S. Food and Drug Administration (the “FDA”), the U.S. Drug Enforcement Administration (the “DEA”), the U.S. Federal Trade Commission (the “FTC”), the U.S. Patent and Trademark Office (the “PTO”) and any state equivalent regulatory agencies;
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
The Forward-Looking Statements contained herein are based upon certain material assumptions that were applied in drawing a conclusion or making a forecast or projection, including: (i) our ability to efficiently and effectively wind-down our operations at our Winnipeg, Manitoba facility and realize the expected cost-savings and other benefits related thereto, (ii) our ability to efficiently and effectively wind-down our operations in the U.S. and realize the expected cost-savings and other benefits related thereto, (iii) our ability to realize the expected cost-savings, efficiencies and other benefits of our Realignment and other announced cost-cutting measures and employee turnover related thereto; (iv) our ability to efficiently and effectively wind-down our cultivation and certain production activities at the Peace Naturals Campus, receive the benefits of the change in the nature of our operations at our Peace Naturals Campus and acquire raw materials on a timely and cost-effective basis from third parties, including Cronos GrowCo; (v) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our acquisitions and strategic investments; (vi) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (vii) government regulation of our activities and products including, but not limited to, the areas of cannabis taxation and environmental protection; (viii) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (ix) consumer interest in our products; (x) competition; (xi) anticipated and unanticipated costs; (xii) our ability to generate cash flow from operations; (xiii) our ability to conduct operations in a safe, efficient and effective manner; (xiv) our ability to hire and retain qualified staff, and acquire equipment and services in a timely and cost-efficient manner; (xv) our ability to exercise the PharmaCann Option and realize the anticipated benefits of the transaction with PharmaCann; (xvi) our ability to complete planned dispositions, and, if completed, obtain our anticipated sales price; (xvii) our ability, and the abilities of our joint ventures and our suppliers and distributors, to effectively deal with the restrictions, limitations and health issues presented by the COVID-19 pandemic and the ability to continue our production, distribution and sale of our products and customer demand for and use of our products; (xviii) general economic, financial market, regulatory and political conditions in which we operate; (xix) management’s perceptions of historical trends, current conditions and expected future developments; and (xx) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.

By their nature, Forward-Looking Statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct, and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the Forward-Looking Statements in this Quarterly Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, that we may not be able to wind-down our operations at our Winnipeg, Manitoba facility in a disciplined and cost-effective manner or achieve the anticipated benefits thereof or be able to access raw materials on a timely and cost-effective basis from third-parties; that we may be unable to further streamline our operations and reduce expenses; that we may not be able to wind-down our U.S. operations in a disciplined and cost-effective manner or achieve the anticipated benefits thereof or be able to effectively and efficiently re-enter the U.S. market in the future; that we may not able to wind-down cultivation and certain production activities at the Peace Naturals Campus in a disciplined manner or achieve the anticipated benefits of the change in the nature of our operations or be able to access raw materials on a timely and cost-effective basis from third-parties, including Cronos GrowCo; the risk that the COVID-19 pandemic and the military conflict between Russia and Ukraine may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; the risk that cost savings and any other synergies from the Altria Investment may not be fully realized or may take longer to realize than expected; failure to execute key personnel changes; the risks that our Realignment, the change in the nature of our operations at the Peace Naturals Campus and our further leveraging of our strategic partnerships will not result in the expected cost-savings, efficiencies and other benefits or will result in greater than anticipated turnover in personnel; lower levels of revenues; the lack of consumer demand for our cannabis products; our inability to reduce expenses at the level needed to meet our projected net change in cash and cash equivalents; our inability to manage disruptions in credit markets or changes to our credit ratings; unanticipated future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; growth opportunities not turning out as expected; the lack of cash flow necessary to execute our business plan (either within the expected timeframe or at all); difficulty raising capital; the potential adverse effects of judicial, regulatory or other proceedings, or threatened litigation or proceedings, on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis in vaping devices; the unexpected effects of actions of third parties such as competitors, activist investors or federal (including U.S. federal), state, provincial, territorial or local regulatory authorities or self-regulatory organizations; adverse changes in regulatory requirements in relation to our business and products; legal or regulatory obstacles that could prevent us from being able to exercise the PharmaCann Option and thereby realizing the anticipated benefits of the transaction with PharmaCann; dilution of our fully diluted ownership of PharmaCann and the loss of our rights as a result of that dilution; a delay in our remediation of a material weakness in our internal control over financial reporting and the improvement of our control environment and our systems, processes and procedures; and the factors discussed under Part I, Item 1A “Risk Factors” of the Annual Report and under Part II, Item 1A “Risk Factors” in our Quarterly Reports. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on Forward-Looking Statements.
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
Foreign currency exchange rates
All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of June 30, 2023, June 30, 2022, and December 31, 2022. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The condensed consolidated statements of net loss and comprehensive income (loss) and condensed consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period as reported on Bloomberg.
The exchange rates used to translate from Canadian dollars (“C$”) to dollars is shown below:

(Exchange rates are shown as C$ per $)	As of
	June 30, 2023	June 30, 2022	December 31, 2022
Spot rate	1.3242	1.2874	1.3554
Year-to-date average rate	1.3474	1.2715	N/A
The exchange rates used to translate from Israeli Shekels (“ILS”) to dollars is shown below:

(Exchange rates are shown as ILS per $)	As of
	June 30, 2023	June 30, 2022	December 31, 2022
Spot rate	3.7051	3.4936	3.5178
Year-to-date average rate	3.5892	3.2670	N/A

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
Discontinued Operations
In the second quarter of 2023, Cronos exited its U.S. hemp-derived cannabinoid product operations. The exit of the U.S. operations represented a strategic shift that has a major effect on Cronos’ operations and financial results, and as such, qualifies for reporting as discontinued operations in our condensed consolidated statements of net loss and comprehensive income (loss). Prior period amounts have been reclassified to reflect the discontinued operations classification of the U.S. operations. For further detail on the discontinuation of the U.S. operations, see Note 2 “Discontinued Operations” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Business segments
Beginning in the second quarter of 2023, following the exit of our U.S. operations, Cronos is reporting through one consolidated segment, which includes operations in both Canada and Israel. In Canada, Cronos operates two wholly owned license holders under the Cannabis Act (Canada) (the “Cannabis Act”), Peace Naturals Project Inc. (“Peace Naturals”), which has production facilities near Stayner, Ontario (the “Peace Naturals Campus”), and Thanos Holdings Ltd., known as Cronos Fermentation (“Cronos Fermentation”), which has a production facility in Winnipeg, Manitoba. In Israel, the Company operates under the IMC-GAP, IMC-GMP and IMC-GDP certifications required for the cultivation, production and marketing of dried flower, pre-rolls and oils in the Israeli medical market.

Recent Developments
Brand and Product Portfolio
In the second quarter of 2023, the Company expanded its number-one-ranking gummy portfolio with two new flavors, Pink Lemonade and Strawberry Kiwi, under the SOURZ by Spinach® brand.
In July 2023, the Company expanded its vape offering under the Spinach® brand by launching 1.2 gram vapes, featuring 1,000mg of THC per cartridge. The initial flavor offerings under this new size format are Peach Punch, Pink Lemonade and Strawberry Slurricane.
Cronos continued to elevate its pre-roll offering under the Spinach® brand by launching three new infused pre-rolls during the second quarter of 2023. The Spinach® Fully Charged infused pre-roll line extension includes Peach Punch, Pink Lemonade and Strawberry Slurricane.
In Israel, Cronos launched two new pre-roll offerings under the Peace Naturals® brand, Wedding Rolls and Cocoa Bomba, in addition to a new flower offering with our successful Space Cake genetic.
Strategic and Organizational Update
In May 2023, Cronos simultaneously announced the discontinuation of the U.S. segment and the planned repurposing of the Lord Jones® brand, by bringing the brand back to its adult-use roots in Canada in the fourth quarter of 2023.
In August 2023, following a careful evaluation of the Company’s global supply chain, the Company announced the planned wind-down of Cronos Fermentation, with intentions to list the facility for sale. The Company expects to incur charges of approximately $1.2 million in connection with the planned exit. These charges include employee-related costs, such as severance, relocation and other termination benefits, as well as contract termination and other related costs, which are expected to be incurred primarily in the second half of 2023. Cronos expects to continue to operate the Cronos Fermentation facility with a phased reduction and planned exit by the end of 2023.
Also in August 2023, the Company announced organization-wide cost reductions. Expected restructuring costs of approximately $2.0 million, with the majority expected to be incurred in the second half of 2023, include mostly one-time employee-related severance charges.
Global Supply Chain
In July 2023, Cronos signed an agreement with one of the leading distributors of medical cannabis in Germany. Cronos anticipates commencing shipments of cannabis to Germany in the third quarter of 2023. Cronos intends to launch the Peace Naturals® medical-focused brand in Germany with a goal to make it a top brand similar to our success in Israel.

Consolidated Results of Operations
The tables below set forth our condensed consolidated results of operations, expressed in thousands of U.S. dollars for the periods presented. Our condensed consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods.

(in thousands of USD)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net revenue, before excise taxes	$25,798	$27,095	$52,352	$54,173
Excise taxes	(6,777)	(5,493)	(13,836)	(9,866)
Net revenue	19,021	21,602	38,516	44,307
Cost of sales	15,922	17,280	32,490	33,275
Gross profit	3,099	4,322	6,026	11,032
Operating expenses
Sales and marketing	5,297	4,185	11,038	7,195
Research and development	1,107	4,194	3,146	8,115
General and administrative	13,451	16,286	25,307	37,417
Restructuring costs	—	978	—	3,009
Share-based compensation	2,331	2,583	4,866	6,199
Depreciation and amortization	1,533	1,398	3,058	2,666
Impairment loss on long-lived assets	—	—	—	3,493
Total operating expenses	23,719	29,624	47,415	68,094
Operating loss	(20,620)	(25,302)	(41,389)	(57,062)
Other income	14,777	7,467	16,075	11,224
Income tax expense (benefit)	180	308	1,616	(54)
Loss from discontinued operations	(2,834)	(2,811)	(4,056)	(7,099)
Net loss	(8,497)	(20,338)	(27,754)	(52,991)
Net loss attributable to non-controlling interest	(137)	(117)	(225)	(132)
Net loss attributable to Cronos Group	$(8,360)	$(20,221)	$(27,529)	$(52,859)
Summary of select financial results

(in thousands of USD)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Net revenue	$19,021	$21,602	$(2,581)	(12)%	$38,516	$44,307	$(5,791)	(13)%
Cost of sales	15,922	17,280	(1,358)	(8)%	32,490	33,275	(785)	(2)%
Gross profit	3,099	4,322	(1,223)	(28)%	6,026	11,032	(5,006)	(45)%
Gross margin(i)	16%	20%	N/A	(4) pp	16%	25%	N/A	(9) pp
(i)Gross margin is defined as gross profit divided by net revenue.
Net revenue
For the three months ended June 30, 2023, we reported consolidated net revenue of $19.0 million, representing a decrease of $2.6 million from the three months ended June 30, 2022. For the six months ended June 30, 2023, we reported consolidated net revenue of $38.5 million, representing a decrease of $5.8 million from the six months ended June 30, 2022. For both the three and six month comparative periods, the decrease was primarily due to lower cannabis flower sales in Israel due to competitive activity, the slowdown in patient permit authorizations and geopolitical unrest, and an adverse price/mix in Canada in the cannabis flower category driving increased excise tax payments as a percentage of revenue. Furthermore, the weakened Canadian dollar and Israeli Shekel against the U.S. dollar during the current period adversely impacted results.

Cost of sales
For the three months ended June 30, 2023, we reported consolidated cost of sales of $15.9 million, representing a decrease of $1.4 million from the three months ended June 30, 2022. For the six months ended June 30, 2023, we reported consolidated cost of sales of $32.5 million, representing a decrease of $0.8 million from the six months ended June 30, 2022. For both the three and six month comparative periods, the decrease was primarily due to lower cannabis flower sales in the Israeli medical market, lower cannabis biomass costs and the impact of the weakened Canadian dollar and Israeli Shekel against the U.S. dollar during the current periods.
Gross profit
For the three months ended June 30, 2023, we reported gross profit of $3.1 million, representing a decrease of $1.2 million from the three months ended June 30, 2022. For the six months ended June 30, 2023, we reported gross profit of $6.0 million, representing a decrease of $5.0 million from the six months ended June 30, 2022. For both the three and six month comparative periods, the decrease was primarily due to lower cannabis flower sales in the Israeli medical market and adverse price/mix on cannabis flower sales in Canada resulting in higher excise taxes as a percentage of revenue.
Operating expenses

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Sales and marketing	$5,297	$4,185	$1,112	27%	$11,038	$7,195	$3,843	53%
Research and development	1,107	4,194	(3,087)	(74)%	3,146	8,115	(4,969)	(61)%
General and administrative	13,451	16,286	(2,835)	(17)%	25,307	37,417	(12,110)	(32)%
Restructuring costs	—	978	(978)	N/A	—	3,009	(3,009)	N/A
Share-based payments	2,331	2,583	(252)	(10)%	4,866	6,199	(1,333)	(22)%
Depreciation and amortization	1,533	1,398	135	10%	3,058	2,666	392	15%
Impairment loss on long-lived assets	—	—	—	N/A	—	3,493	(3,493)	N/A
Total operating expenses	$23,719	$29,624	$(5,905)	(20)%	$47,415	$68,094	$(20,679)	(30)%
Sales and marketing
For the three months ended June 30, 2023, sales and marketing expenses were $5.3 million, representing an increase of $1.1 million from the three months ended June 30, 2022. For the six months ended June 30, 2023, sales and marketing expenses were $11.0 million, representing an increase of $3.8 million from the six months ended June 30, 2022. For both the three and six month comparative periods, the increase was primarily due to higher advertising and marketing spend and higher payroll-related costs.
Research and development
For the three months ended June 30, 2023, research and development expenses were $1.1 million, representing a decrease of $3.1 million from the three months ended June 30, 2022. For the six months ended June 30, 2023, research and development expenses were $3.1 million, representing a decrease of $5.0 million from the six months ended June 30, 2022. For both the three and six month comparative periods, the decrease was primarily due to lower costs associated with the achievement of Ginkgo milestones.
General and administrative
For the three months ended June 30, 2023, general and administrative expenses were $13.5 million, representing a decrease of $2.8 million from the three months ended June 30, 2022. For the six months ended June 30, 2023, general and administrative expenses were $25.3 million, representing a decrease of $12.1 million from the six months ended June 30, 2022. For both the three and six month comparative periods, the decrease was primarily due to lower professional fees, largely related to financial statement review costs, and lower bonus and insurance costs.
Restructuring costs
For both the three and six months ended June 30, 2023, there were no restructuring costs incurred, compared to $1.0 million and $3.0 million for the three and six months ended June 30, 2022, respectively. For further information, see Note 7 “Restructuring” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Share-based compensation
For the three months ended June 30, 2023, share-based compensation expense was $2.3 million, representing a decrease of $0.3 million from the three months ended June 30, 2022. For the six months ended June 30, 2023, share-based compensation expense was $4.9 million, representing a decrease of $1.3 million from the six months ended June 30, 2022. For the three months ended June 30, 2023, the decrease was primarily due to lower option expense, partially offset by higher expense on restricted share units. For the six months ended June 30, 2023, the decrease was primarily due to the acceleration of expense in the six months ended June 30, 2022, on equity awards granted to certain executive employees in connection with their separation from the Company.
Depreciation and amortization
For the three months ended June 30, 2023, depreciation and amortization expenses were $1.5 million, representing an increase of $0.1 million from the three months ended June 30, 2022. For the six months ended June 30, 2023, depreciation and amortization expenses were $3.1 million, representing an increase of $0.4 million from the six months ended June 30, 2022. For the three and six months ended June 30, 2023, the increase was primarily due to higher amortization on Ginkgo-related intangible assets.
Impairment loss on long-lived assets
For the three months ended June 30, 2023 and for three months ended June 30, 2022, we recorded no impairment loss on long-lived assets. For the six months ended June 30, 2023, we recorded no impairment loss on long-lived assets, compared to $3.5 million in the six months ended June 30, 2022. For further information, see Note 12 “Impairment Loss on Long-lived Assets” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Other income (loss) and income tax benefit (expense)

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Interest income, net	$12,471	$3,775	$8,696	230%	$23,646	$5,820	$17,826	306%
Gain (loss) on revaluation of derivative liabilities	43	3,410	(3,367)	(99)%	(22)	13,829	(13,851)	N/M
Share of income (loss) from equity method investments	270	5,197	(4,927)	(95)%	(226)	5,197	(5,423)	N/M
Gain (loss) on revaluation of financial instruments	5,193	(2,112)	7,305	N/M	(2,565)	2,156	(4,721)	N/M
Impairment loss on other investments	—	—	—	N/M	—	(11,238)	11,238	N/M
Foreign currency transaction loss	(3,174)	(2,852)	(322)	(11)%	(4,817)	(4,724)	(93)	(2)%
Other, net	(26)	49	(75)	N/M	59	184	(125)	(68)%
Total other income	14,777	7,467	7,310	98%	16,075	11,224	4,851	43%
Income tax benefit (expense)	180	308	(128)	N/M	1,616	(54)	1,670	N/M
Loss from continuing operations	(5,663)	(17,527)	11,864	68%	(23,698)	(45,892)	22,194	48%
Loss from discontinued operations	(2,834)	(2,811)	(23)	(1)%	(4,056)	(7,099)	3,043	43%
Net loss	$(8,497)	$(20,338)	$11,841	58%	$(27,754)	$(52,991)	$25,237	48%
(i)“N/M” is defined as not meaningful.
Interest income, net
For the three months ended June 30, 2023, interest income, net was $12.5 million, representing an increase of $8.7 million from the three months ended June 30, 2022. For the six months ended June 30, 2023, interest income, net was $23.6 million, representing an increase of $17.8 million from the six months ended June 30, 2022. For both the three and six month comparative periods, the increase in net interest income was primarily due to higher short-term investment balances and higher interest rates during the comparative periods.
Gain (loss) on revaluation of derivative liabilities
For the three months ended June 30, 2023, the gain on revaluation of derivative liabilities was $43 thousand, representing a decrease of $3.4 million from the three months ended June 30, 2022. For the six months ended June 30, 2023, the loss on revaluation of derivative liabilities was $22 thousand, representing a decrease of $13.9 million from the six months ended June 30, 2022. We expect continued changes in derivative valuations as our share price fluctuates period to period and the remaining expected terms of our derivative instruments change over time. For further information, see Note 6 “Derivative Liabilities” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.

Share of income (loss) from equity method investments
For the three months ended June 30, 2023, our share of income from equity method investments was $0.3 million, representing a decrease of $4.9 million from the three months ended June 30, 2022. For the six months ended June 30, 2023, our share of loss from equity method investments was $0.2 million, representing a decrease of $5.4 million from the six months ended June 30, 2022. For both the three and six month comparative periods, the change was primarily due to lower income pick-ups from our equity method investment in Cronos GrowCo.
Gain (loss) on revaluation of financial instruments
For the three months ended June 30, 2023, the gain on revaluation of financial instruments was $5.2 million, representing an increased gain of $7.3 million from the three months ended June 30, 2022. For the six months ended June 30, 2023, the loss on revaluation of financial instruments was $2.6 million, representing an increased loss of $4.7 million from the six months ended June 30, 2022. For both the three and six month comparative periods, the change was primarily related to the change in fair value of our investment in Vitura Health Limited (“Vitura”). For further information, see Note 4 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Impairment loss on other investments
There were no impairment losses on other investments during the three and six months ended June 30, 2023. For the six months ended June 30, 2022, impairment loss on other investments was $11.2 million, due to impairment charges recorded on our PharmaCann Option for the difference between its estimated fair value and its carrying amount. There were no impairment losses on other investments during the three months ended June 30, 2022. For more information, see Note 4 “Investments” in our condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Foreign currency transaction loss
For the three months ended June 30, 2023, foreign currency translation loss was $3.2 million, representing an increased loss of $0.3 million from the three months ended June 30, 2022. For the six months ended June 30, 2023, foreign currency translation loss was $4.8 million, representing an increased loss of $0.1 million from the six months ended June 30, 2022. For both the three and six month comparative periods, the change was primarily due to certain foreign currency-denominated intercompany loans anticipated to be settled in the foreseeable future.
Other, net
Other, net primarily includes gains and losses on the disposal of assets.
Loss from discontinued operations

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net revenue	$380	$1,459	$1,029	$3,787
Cost of sales	848	1,661	2,044	3,773
Inventory write-down(i)	839	—	839	—
Gross profit	(1,307)	(202)	(1,854)	14
Operating expenses
Sales and marketing	387	1,397	518	3,399
Research and development	18	108	20	226
General and administrative	213	719	736	1,956
Restructuring costs	534	292	534	1,345
Share-based compensation	5	33	21	103
Depreciation and amortization	5	13	13	38
Impairment loss on long-lived assets(ii)	205	—	205	—
Total operating expenses	1,367	2,562	2,047	7,067
Interest income	3	—	8	1
Other, net(iii)	(163)	(47)	(163)	(47)
Total other loss	(160)	(47)	(155)	(46)
Loss before income taxes	(2,834)	(2,811)	(4,056)	(7,099)
Income tax expense (benefit)	—	—	—	—
Net loss from discontinued operations	$(2,834)	$(2,811)	$(4,056)	$(7,099)

(i)As of June 30, 2023, all inventory associated with our U.S. operations was $nil as a result of the $0.8 million inventory write-down of obsolete product in the second quarter of 2023.
(ii)During the three and six months ended June 30, 2023, as a result of the exit of the U.S. operations, the Company recognized an impairment charge of $205 related to the right-of-use lease assets associated with the Company’s former U.S. manufacturing facility in Los Angeles, California.
(iii)For the three and six months ended June 30, 2023 and June 30, 2022, Other, net related to loss on disposal of assets that were part of the U.S. operations.

For the three months ended June 30, 2023, loss from discontinued operations was $2.8 million, consistent with the three months ended June 30, 2022. For the six months ended June 30, 2023, loss from discontinued operations was $4.1 million, representing a decreased loss of $3.0 million from the six months ended June 30, 2022. In each of the comparative periods, lower gross profit due to increased inventory write-downs was offset by lower operating expenses driven by lower sales and marketing expenses. For more information, see Note 2 “Discontinued Operations” in our condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
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
Adjusted EBITDA
Management reviews Adjusted EBITDA, a non-GAAP measure, which excludes non-cash items and items that do not reflect management’s assessment of ongoing business performance. Management defines Adjusted EBITDA as net income (loss) before interest, tax expense (benefit), depreciation and amortization adjusted for: share of (income) loss from equity method investments; impairment loss on goodwill and intangible assets; impairment loss on long-lived assets; (gain) loss on revaluation of derivative liabilities; (gain) loss on revaluation of financial instruments; transaction costs related to strategic projects; impairment loss on other investments; foreign currency transaction loss; other, net; loss from discontinued operations; restructuring costs; share-based compensation; and financial statement review costs and reserves related to the restatements of our 2019 and 2021 interim financial statements (the “Restatements”), including the costs related to the settlement of the SEC’s and the Ontario Securities Commission’s (“OSC”) investigations of the Restatements and legal costs defending shareholder class action complaints brought against us as a result of the 2019 restatement (see Part II, Item 1 “Legal Proceedings” of this Quarterly Report for a discussion of the shareholder class action complaints relating to the restatement of the 2019 interim financial statements and the settlement of the SEC’s and the OSC’s investigations of the Restatements). Results are reported as total consolidated results, reflecting our reporting structure of one reportable segment.
Management believes that Adjusted EBITDA provides the most useful insight into underlying business trends and results and provides a more meaningful comparison of period-over-period results. Management uses Adjusted EBITDA for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets.
Adjusted EBITDA is reconciled to net income (loss) as follows:

	Three months ended June 30, 2023
	Continuing Operations	Discontinued Operations	Total
Net loss	$(5,663)	$(2,834)	$(8,497)
Interest income, net	(12,471)	(3)	(12,474)
Income tax benefit	(180)	—	(180)
Depreciation and amortization	2,265	115	2,380
EBITDA	(16,049)	(2,722)	(18,771)
Share of income from equity method investments	(270)	—	(270)
Impairment loss on long-lived assets(i)	—	205	205
Gain on revaluation of derivative liabilities(ii)	(43)	—	(43)
Gain on revaluation of financial instruments(iii)	(5,193)	—	(5,193)
Foreign currency transaction loss	3,174	—	3,174
Other, net(v)	26	163	189
Restructuring costs(vi)	—	534	534
Share-based compensation(vii)	2,331	5	2,336
Financial statement review costs(viii)	119	—	119
Inventory write-down(ix)	—	839	839
Adjusted EBITDA	$(15,905)	$(976)	$(16,881)

	Three months ended June 30, 2022
	Continuing Operations	Discontinued Operations	Total
Net loss	$(17,527)	$(2,811)	$(20,338)
Interest income, net	(3,775)	—	(3,775)
Income tax benefit	(308)	—	(308)
Depreciation and amortization	3,944	283	4,227
EBITDA	(17,666)	(2,528)	(20,194)
Share of income from equity method investments	(5,197)	—	(5,197)
Gain on revaluation of derivative liabilities(ii)	(3,410)	—	(3,410)
Loss on revaluation of financial instruments(iii)	2,112	—	2,112
Foreign currency transaction loss	2,852	—	2,852
Other, net(v)	(49)	47	(2)
Restructuring costs(vi)	978	292	1,270
Share-based compensation(vii)	2,583	33	2,616
Financial statement review costs(viii)	1,154	—	1,154
Adjusted EBITDA	$(16,643)	$(2,156)	$(18,799)

	Six months ended June 30, 2023
	Continuing Operations	Discontinued Operations	Total
Net loss	$(23,698)	$(4,056)	$(27,754)
Interest income, net	(23,646)	(8)	(23,654)
Income tax benefit	(1,616)	—	(1,616)
Depreciation and amortization	4,541	244	4,785
EBITDA	(44,419)	(3,820)	(48,239)
Share of loss from equity method investments	226	—	226
Impairment loss on long-lived assets(i)	—	205	205
Loss on revaluation of derivative liabilities(ii)	22	—	22
Loss on revaluation of financial instruments(iii)	2,565	—	2,565
Foreign currency transaction loss	4,817	—	4,817
Other, net(v)	(59)	163	104
Restructuring costs(vi)	—	534	534
Share-based compensation(vii)	4,866	21	4,887
Financial statement review costs(viii)	395	—	395
Inventory write-down(ix)	—	839	839
Adjusted EBITDA	$(31,587)	$(2,058)	$(33,645)

	Six months ended June 30, 2022
	Continuing Operations	Discontinued Operations	Total
Net loss	$(45,892)	$(7,099)	$(52,991)
Interest income, net	(5,820)	(1)	(5,821)
Income tax benefit	54	—	54
Depreciation and amortization	7,051	715	7,766
EBITDA	(44,607)	(6,385)	(50,992)
Share of income from equity method investments	(5,197)	—	(5,197)
Impairment loss on long-lived assets(i)	3,493	—	3,493
Gain on revaluation of derivative liabilities(ii)	(13,829)	—	(13,829)
Gain on revaluation of financial instruments(iii)	(2,156)	—	(2,156)
Impairment loss on other investments(iv)	11,238	—	11,238
Foreign currency transaction loss	4,724	—	4,724
Other, net(v)	(184)	47	(137)
Restructuring costs(vi)	3,009	1,345	4,354
Share-based compensation(vii)	6,199	103	6,302
Financial statement review costs(viii)	5,216	—	5,216
Adjusted EBITDA	$(32,094)	$(4,890)	$(36,984)

(i)For the three and six months ended June 30, 2023, impairment loss on long-lived assets related to certain leased properties associated with the Company’s U.S. operations. For the six months ended June 30, 2022, impairment loss on long-lived assets related to the Company’s decision to seek a sublease for leased office space in Toronto, Ontario, Canada during the first quarter of 2022. See Note 12 “Impairment Loss on Long-lived Assets.”
(ii)For the three and six months ended June 30, 2023 and 2022, (gain) loss on revaluation of derivative liabilities represents the fair value changes on the derivative liabilities. See Note 6 “Derivative Liabilities.”
(iii)For the three and six months ended June 30, 2023 and 2022, (gain) loss on revaluation of financial instruments related primarily to the Company’s equity securities in Vitura.
(iv)For the six months ended June 30, 2022, impairment loss on other investments related to the PharmaCann Option for the difference between its fair value and carrying amount. See Note 4 “Investments.”
(v)For the three and six months ended June 30, 2023 and 2022, other, net related to (gain) loss on disposal of assets.

(vi)For the three and six months ended June 30, 2023, restructuring costs related to employee-related severance costs and other restructuring costs associated with our U.S. operations as described in Note 2 “Discontinued Operations.” For the three and six months ended June 30, 2022, restructuring costs related to the employee-related severance costs and other restructuring costs associated with the Realignment, including the change in nature of operations at the Peace Naturals Campus. See Note 7 “Restructuring.”
(vii)For the three and six months ended June 30, 2023 and 2022, share-based compensation related to the non-cash expenses of share-based compensation awarded to employees under the Company’s share-based award plans as described in Note 8 “Share-based Compensation.”
(viii)For the three and six months ended June 30, 2023 and 2022, financial statement review costs include costs and reserves taken related to the Restatements, costs related to the Company’s responses to requests for information from various regulatory authorities relating to the Restatements and legal costs incurred defending shareholder class action complaints brought against the Company as a result of the 2019 restatement.
(ix)For the three and six months ended June 30, 2023, inventory write-downs relate to product destruction and obsolescence associated with the exit of our U.S. operations as described in Note 2 “Discontinued Operations.”
Constant Currency
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for net revenues, gross profit, gross profit margin, operating expenses, net income (loss) and Adjusted EBITDA for the three and six months ended June 30, 2023, as well as cash and cash equivalents and short-term investment balances as of June 30, 2023 compared to December 31, 2022, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the three and six month comparative periods in 2022 rather than the actual average exchange rates in effect during the respective current periods; constant currency current and prior comparative balance sheet information is translated at the prior year-end spot rate rather than the current period spot rate. All growth comparisons relate to the corresponding period in 2022. We have provided this non-GAAP financial information to aid investors in better understanding the performance of our operations. The non-GAAP financial measures presented in this Quarterly Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.

The table below sets forth certain measures of consolidated results from continuing operations on a constant currency basis for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 as well as cash and cash equivalents and short-term investments as of June 30, 2023 and December 31, 2022, both on an as-reported and constant currency basis (in thousands):

	As Reported				As Adjusted for Constant Currency
	Three months ended June 30,		As Reported Change		Three months ended June 30,	Constant Currency Change
	2023	2022	$	%	2023	$	%
Net revenue	$19,021	$21,602	$(2,581)	(12)%	$20,219	$(1,383)	(6)%
Gross profit	3,099	4,322	(1,223)	(28)%	3,322	(1,000)	(23)%
Gross margin	16%	20%	N/A	(4) pp	16%	N/A	(4) pp

Operating expenses	23,719	29,624	$(5,905)	(20)%	25,216	(4,408)	(15)%
Net loss	(5,663)	(17,527)	11,864	68%	(6,716)	10,811	62%
Adjusted EBITDA	(15,905)	(16,643)	738	4%	(16,968)	(325)	(2)%

	Six months ended June 30,		As Reported Change		Six months ended June 30,	Constant Currency Change
	2023	2022	$	%	2023	$	%
Net revenue	$38,516	$44,307	$(5,791)	(13)%	41,223	$(3,084)	(7)%
Gross profit	6,026	11,032	(5,006)	(45)%	6,520	(4,512)	(41)%
Gross margin	16%	25%	N/A	(9) pp	16%	N/A	(9) pp

Operating expenses	47,415	68,094	$(20,679)	(30)%	50,571	(17,523)	(26)%
Net loss	(23,698)	(45,892)	22,194	48%	(25,738)	20,154	44%
Adjusted EBITDA	(31,587)	(32,094)	507	2%	(33,883)	(1,789)	(6)%

	As of June 30,	As of December 31,	As Reported Change		Six months ended June 30,	Constant Currency Change
	2023	2022	$	%	2023	$	%
Cash and cash equivalents	$409,428	$764,644	$(355,216)	(46)%	$407,775	$(356,869)	(47)%
Short-term investments	431,510	113,077	318,433	282%	421,577	308,500	273%
Total cash and cash equivalents and short-term investments	$840,938	$877,721	$(36,783)	(4)%	$829,352	$(48,369)	(6)%

Net revenue

	As Reported				As Adjusted for Constant Currency
	Three months ended June 30,		As Reported Change		Three months ended June 30,	Constant Currency Change
	2023	2022	$	%	2023	$	%
Cannabis flower	$14,014	$15,739	$(1,725)	(11)%	$14,955	$(784)	(5)%
Cannabis extracts	4,926	5,582	(656)	(12)%	5,178	(404)	(7)%
Other	81	281	(200)	(71)%	86	(195)	(69)%
Net revenue	$19,021	$21,602	$(2,581)	(12)%	$20,219	$(1,383)	(6)%

	As Reported				As Adjusted for Constant Currency
	Six months ended June 30,		As Reported Change		Six months ended June 30,	Constant Currency Change
	2023	2022	$	%	2023	$	%
Cannabis flower	$27,142	$34,364	$(7,222)	(21)%	$29,158	$(5,206)	(15)%
Cannabis extracts	11,227	9,570	1,657	17%	11,909	2,339	24%
Other	147	373	(226)	(61)%	156	(217)	(58)%
Net revenue	$38,516	$44,307	$(5,791)	(13)%	$41,223	$(3,084)	(7)%

	As Reported				As Adjusted for Constant Currency
	Three months ended June 30,		As Reported Change		Three months ended June 30,	Constant Currency Change
	2023	2022	$	%	2023	$	%
Canada	$13,595	$14,389	$(794)	(6)%	$14,293	$(96)	(1)%
Israel	5,426	7,213	(1,787)	(25)%	5,926	(1,287)	(18)%
Net revenue	$19,021	$21,602	$(2,581)	(12)%	$20,219	$(1,383)	(6)%

	As Reported				As Adjusted for Constant Currency
	Six months ended June 30,		As Reported Change		Six months ended June 30,	Constant Currency Change
	2023	2022	$	%	2023	$	%
Canada	$28,029	$27,965	$64	—%	$29,701	$1,736	6%
Israel	10,487	16,342	(5,855)	(36)%	11,522	(4,820)	(29)%
Net revenue	$38,516	$44,307	$(5,791)	(13)%	$41,223	$(3,084)	(7)%
For the three months ended June 30, 2023, net revenue on a constant currency basis was $20.2 million, representing a 6% decrease from the three months ended June 30, 2022. For the six months ended June 30, 2023, net revenue on a constant currency basis was $41.2 million, representing a 7% decrease from the six months ended June 30, 2022. On a constant currency basis, net revenue decreased for the three and six months ended June 30, 2023 primarily due to lower cannabis flower sales in Israel due to competitive activity, the slowdown in patient permit authorizations and geopolitical unrest, and an adverse price/mix in Canada in the cannabis flower category driving increased excise tax payments as a percentage of revenue.
Gross profit
For the three months ended June 30, 2023, gross profit on a constant currency basis was $3.3 million, representing a 23% decrease from the three months ended June 30, 2022. For the six months ended June 30, 2023, gross profit on a constant currency basis was $6.5 million, representing a 41% decrease from the six months ended June 30, 2022. On a constant currency basis, gross profit decreased for the three and six months ended June 30, 2023 primarily due to lower cannabis flower sales in the Israeli medical market and adverse price/mix on cannabis flower sales in Canada resulting in higher excise taxes as a percentage of revenue.

Operating expenses
For the three months ended June 30, 2023, operating expenses on a constant currency basis were $25.2 million, representing a 15% decrease from the three months ended June 30, 2022. For the six months ended June 30, 2023, operating expenses on a constant currency basis were $50.6 million, representing a 26% decrease from the six months ended June 30, 2022. On a constant currency basis, operating expenses decreased for the three and six months ended June 30, 2023, primarily due to lower professional fees, largely related to financial statement review costs, lower bonus expense, lower insurance costs, lower costs associated with the achievement of Ginkgo milestones and impairment loss on long-lived assets recognized in the prior year.
Net loss
For the three months ended June 30, 2023, net loss on a constant currency basis was $6.7 million, representing a 62% reduction in net loss from the three months ended June 30, 2022. For the six months ended June 30, 2023, net loss on a constant currency basis was $25.7 million, representing a 44% reduction in net loss from the six months ended June 30, 2022.
Adjusted EBITDA
For the three months ended June 30, 2023, Adjusted EBITDA on a constant currency basis was $(17.0) million, representing a 2% decrease from the three months ended June 30, 2022. For the six months ended June 30, 2023, Adjusted EBITDA on a constant currency basis was $(33.9) million, representing a 6% decrease from the six months ended June 30, 2022. The decrease in Adjusted EBITDA for the three and six months ended June 30, 2023 on a constant currency basis was primarily driven by lower cannabis flower sales in the Israeli medical market and adverse price/mix on cannabis flower sales in Canada resulting in higher excise taxes as a percentage of revenue, partially offset by decreases in general and administrative expenses due primarily to lower bonus expense, insurance costs and professional fees as well as lower costs associated with the achievement of Ginkgo milestones.
Cash and cash equivalents & short-term investments
Cash and cash equivalents and short-term investments on a constant currency basis decreased 6% to $829.4 million as of June 30, 2023 from $877.7 million as of December 31, 2022. The decrease in cash and cash equivalents and short-term investments is primarily due to cash flows used in operating activities in the six months ended June 30, 2023.
Liquidity and Capital Resources
As of June 30, 2023, we had $409.4 million in cash and cash equivalents and $431.5 million in short-term investments. We believe that the existing cash and cash equivalents and short-term investments will be sufficient to fund the business operations and capital expenditures over the next twelve months. The following table summarizes the cash flows from operating, investing and financing activities:

(In thousands of U.S. dollars)	Six months ended June 30, 2023
	2023	2022
Cash flows used in operating activities	$(59,467)	$(51,191)
Cash flows used in investing activities	(298,964)	(40,321)
Cash flows used in financing activities	(782)	(2,034)
Effect of foreign currency translation on cash and cash equivalents	3,997	(3,884)
Net change in cash	$(355,216)	$(97,430)
Comparison of cash flows between the six months ended June 30, 2023 and the six months ended June 30, 2022
Operating activities
During the six months ended June 30, 2023, we used $59.5 million of cash in operating activities as compared to cash used of $51.2 million in the six months ended June 30, 2022, representing an increase in cash used of $8.3 million. This change is primarily driven by a $32.8 million decrease in income taxes payable as a result of a tax payment connected to the previously disclosed relinquishment by Altria of its warrant to purchase additional shares of the Company and a $6.8 million increase in interest receivable, partially offset by a $28.6 million increase in net income after adjusting for non-cash items during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Investing activities
During the six months ended June 30, 2023, we used $299.0 million of cash in investing activities, compared to $40.3 million of cash used in investing activities during the six months ended June 30, 2022, representing an increase of $258.6 million in cash used by investing activities. This change is primarily driven by purchases of short-term investments in the six months ended June 30, 2023.

Financing activities
During the six months ended June 30, 2023, cash used in financing activities was $0.8 million, compared to $2.0 million of cash used in financing activities during six months ended June 30, 2022, representing a decrease of $1.3 million in cash used in financing activities. This change is primarily driven by a decrease of $1.3 million in withholding taxes paid on share-based awards during six months ended June 30, 2023 compared to six months ended June 30, 2022.
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
A 10% change in the exchange rates for the Canadian dollar would have affected the carrying amount of the net assets by approximately $76.9 million and $77.4 million as of June 30, 2023 and December 31, 2022, respectively. The corresponding impact would be recorded in accumulated other comprehensive income. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains and losses could have a significant, and potentially adverse, effect on the Company’s results of operations.
During the three and six months ended June 30, 2023, the Company had foreign currency gain on translation of $16.6 million and $19.0 million, respectively. During the three and six months ended June 30, 2022 the Company had foreign currency loss on translation of $24.2 million and $8.2 million, respectively.

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures.
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2023. Based on that evaluation, management has concluded that, as of June 30, 2023, due to the existence of a material weakness in the Company’s internal control over financial reporting described below, the disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Remediation Plan and Status
As discussed above, we have identified a material weakness related to ITGCs in user access management and the provisioning and monitoring of privileged access. As of the filing date, the Company is in the process of implementing various initiatives intended to address the identified material weakness. In this regard, some of our key remedial initiatives include:

Material Weakness	Control, Control Enhancement or Mitigant	Implementation Status	Management Testing Status	Remediation Status
ITGCs	•Train security administrators on access provisioning and approval protocols.	Completed	Tested	Not Remediated
	•Align approval requirements for all privileged access for consistency and appropriate visibility within the IT function.	Completed	Tested	Not Remediated
	•Implement a process to identify instances where privileged access roles or profiles are assigned and, when identified, review activities performed during the period of assigned privileged access.	Completed	In Progress	Not Remediated
	•Implement a periodic control to compare each user’s system access to their responsibilities.	Completed	In Progress	Not Remediated
	•Implement an oversight control over security administrator actions.	In Progress	Not Tested	Not Remediated
(b)Changes in Internal Control over Financial Reporting
Other than the material weakness identified above and measures described above to remediate such material weakness, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2023, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.
Certain of our officers or directors have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5–1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
Item 2.05 Costs Associated with Exit or Disposal Activities.
On August 4, 2023, the Company’s Board of Directors (the “Board”) approved plans to wind-down operations at its Winnipeg, Manitoba facility (“Cronos Fermentation”), and list the Cronos Fermentation facility for sale. The Company expects to incur approximately $1.2 million in restructuring costs associated with the exit of Cronos Fermentation facility. These charges include employee-related costs such as severance, relocation and other termination benefits, as well as contract termination and other related costs, which are expected to be incurred primarily in the second half of 2023, but do not include any impairment charges to property, plant or equipment. These anticipated charges are subject to a number of assumptions, including the ability to wind down Cronos Fermentation efficiently and effectively, the length of the sales process, the bids received in the sale process, market factors and others. As a result of these assumptions, actual results may differ materially. The Company cannot, at this time, quantify the impairment charges, if any, to long-lived assets associated with the wind-down of Cronos Fermentation.
Also on August 4, 2023, the Board approved additional organization-wide cost reductions. Expected restructuring costs of approximately $2.0 million, with the majority expected to be incurred in the second half of 2023, include mostly one-time employee-related severance charges. These anticipated costs are subject to a number of assumptions, including the ability of the Company to effectively and efficiently further streamline operations, the number of employee reductions, the timing of employee reductions, the level of the Company’s operations, market factors and others. As a result of these assumptions, actual results may differ materially.
Item 2.06 Material Impairments.
The information disclosed above under Item 2.05 is hereby incorporated by reference. The Company cannot, at this time, quantify the impairment charges, if any, to long-lived assets associated with the wind-down of Cronos Fermentation.

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

CRONOS GROUP INC.

	By:	/s/ James Holm
James Holm Chief Financial Officer
August 8, 2023

	By:	/s/ Jimmy McGinness
Jimmy McGinness Vice President, Controller, and Principal Accounting Officer
August 8, 2023