Form 10-Q
period 2023-09-30
Cronos Group Inc.
filed 2023-11-08
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
or
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

As of November 3, 2023, there were 381,113,564 common shares of the registrant issued and outstanding.

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

(Exchange rates are shown as C$ per $)	As of
	September 30, 2023	September 30, 2022	December 31, 2022
Spot rate	1.3577	1.3829	1.3554
Year-to-date average rate	1.3455	1.2829	N/A

(Exchange rates are shown as ILS per $)	As of
	September 30, 2023	September 30, 2022	December 31, 2022
Spot rate	3.8138	3.5660	3.5178
Year-to-date average rate	3.6385	3.3107	N/A
All summaries of agreements described herein are qualified by the full text of such agreements (certain of which have been filed as exhibits with the U.S. Securities and Exchange Commission).

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Cronos Group Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	As of September 30, 2023	As of December 31, 2022
Assets
Current assets
Cash and cash equivalents	$571,656	$764,644
Short-term investments	267,905	113,077
Accounts receivable, net	15,730	23,113
Interest receivable	11,723	2,469
Other receivables	4,707	3,298
Current portion of loans receivable, net	5,157	8,890
Inventory, net	35,847	37,559
Prepaids and other current assets	5,656	7,106
Total current assets	918,381	960,156
Equity method investments, net	18,258	18,755
Other investments	62,143	70,993
Non-current portion of loans receivable, net	68,301	72,345
Property, plant and equipment, net	55,604	60,557
Right-of-use assets	1,417	2,273
Goodwill	1,031	1,033
Intangible assets, net	24,236	26,704
Deferred tax asset	741	$193
Total assets	$1,150,112	$1,213,009

Liabilities
Current liabilities
Accounts payable	$4,749	$11,163
Income taxes payable	635	32,956
Accrued liabilities	23,868	22,268
Current portion of lease obligation	949	1,330
Derivative liabilities	29	15
Current portion due to non-controlling interests	354	384
Total current liabilities	30,584	68,116
Non-current portion due to non-controlling interests	1,009	1,383
Non-current portion of lease obligation	1,754	2,546
Total liabilities	33,347	72,045

Shareholders’ equity
Share capital (authorized for issue as of September 30, 2023 and December 31, 2022: unlimited; shares outstanding as of September 30, 2023 and December 31, 2022: 381,113,564 and 380,575,403, respectively)	613,290	611,318
Additional paid-in capital	47,133	42,682
Retained earnings	461,509	490,682
Accumulated other comprehensive loss	(2,110)	(797)
Total equity attributable to shareholders of Cronos Group	1,119,822	1,143,885
Non-controlling interests	(3,057)	(2,921)
Total shareholders’ equity	1,116,765	1,140,964
Total liabilities and shareholders’ equity	$1,150,112	$1,213,009
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Net Loss and Comprehensive Loss
(In thousands of U.S dollars, except share and per share amounts, unaudited)	Table of Contents

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net revenue, before excise taxes	$33,912	$26,070	$86,264	$80,243
Excise taxes	(9,102)	(5,661)	(22,938)	(15,527)
Net revenue	24,810	20,409	63,326	64,716
Cost of sales	20,124	17,265	52,614	50,540
Inventory write-down	716	—	716	—
Gross profit	3,970	3,144	9,996	14,176
Operating expenses
Sales and marketing	5,296	5,247	16,334	12,442
Research and development	1,246	2,541	4,392	10,656
General and administrative	14,366	16,354	39,673	53,771
Restructuring costs	1,423	387	1,423	3,396
Share-based compensation	1,957	4,247	6,823	10,446
Depreciation and amortization	1,457	1,702	4,515	4,368
Impairment loss on long-lived assets	—	—	—	3,493
Total operating expenses	25,745	30,478	73,160	98,572
Operating loss	(21,775)	(27,334)	(63,164)	(84,396)
Other income (expense)
Interest income, net	13,375	7,208	37,021	13,028
Gain (loss) on revaluation of derivative liabilities	8	375	(14)	14,204
Share of income (loss) from equity method investments	1,057	(1,119)	831	4,078
Gain (loss) on revaluation of financial instruments	(5,291)	17,049	(7,856)	19,205
Impairment loss on other investments	—	(28,972)	—	(40,210)
Foreign currency transaction gain (loss)	8,816	2,387	3,999	(2,337)
Other, net	966	(581)	1,025	(397)
Total other income (expense)	18,931	(3,653)	35,006	7,571
Loss before income taxes	(2,844)	(30,987)	(28,158)	(76,825)
Income tax expense (benefit)	(1,254)	2,118	(2,870)	2,172
Loss from continuing operations	(1,590)	(33,105)	(25,288)	(78,997)
Loss from discontinued operations	(182)	(3,781)	(4,238)	(10,880)
Net loss	(1,772)	(36,886)	(29,526)	(89,877)
Net income (loss) attributable to non-controlling interest	(128)	105	(353)	(27)
Net loss attributable to Cronos Group	$(1,644)	$(36,991)	$(29,173)	$(89,850)

Comprehensive loss
Net loss	$(1,772)	$(36,886)	$(29,526)	$(89,877)
Other comprehensive income (loss)
Foreign exchange loss on translation	(20,090)	(60,572)	(1,096)	(68,756)
Comprehensive loss	(21,862)	(97,458)	(30,622)	(158,633)
Comprehensive income (loss) attributable to non-controlling interests	(41)	201	(136)	62
Comprehensive loss attributable to Cronos Group	$(21,821)	$(97,659)	$(30,486)	$(158,695)

Net loss per share
Basic and diluted - continuing operations	$(0.00)	$(0.09)	$(0.07)	$(0.21)
Basic and diluted - discontinued operations	(0.00)	(0.01)	(0.01)	(0.03)
Basic and diluted - total	$(0.00)	$(0.10)	$(0.08)	$(0.24)
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity
For the nine months ended September 30, 2023 and 2022
(In thousands of U.S. dollars, except share amounts, unaudited)

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2023	380,575,403	$611,318	$42,682	$490,682	$(797)	$(2,921)	$1,140,964
Activities relating to share-based compensation	240,518	917	1,362	—	—	—	2,279
Net loss	—	—	—	(19,169)	—	(88)	(19,257)
Foreign exchange gain on translation	—	—	—	—	2,334	80	2,414
Balance as of March 31, 2023	380,815,921	$612,235	$44,044	$471,513	$1,537	$(2,929)	$1,126,400
Activities relating to share-based compensation	273,436	917	1,273	—	—	—	2,190
Net loss	—	—	—	(8,360)	—	(137)	(8,497)
Foreign exchange gain on translation	—	—	—	—	16,530	50	16,580
Balance as of June 30, 2023	381,089,357	$613,152	$45,317	$463,153	$18,067	$(3,016)	$1,136,673
Activities relating to share-based compensation	24,207	138	1,816	—	—	—	1,954
Net loss	—	—	—	(1,644)	—	(128)	(1,772)
Foreign exchange gain (loss) on translation	—	—	—	—	(20,177)	87	(20,090)
Balance as of September 30, 2023	381,113,564	$613,290	$47,133	$461,509	$(2,110)	$(3,057)	$1,116,765

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity
For the nine months ended September 30, 2023 and 2022
(In thousands of U.S. dollars, except share amounts, unaudited)

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2022	374,952,693	$595,497	$32,465	$659,416	$49,865	$(2,967)	$1,334,276
Activities relating to share-based compensation	347,287	871	2,900	—	—	—	3,771
Net loss	—	—	—	(32,638)	—	(15)	(32,653)
Foreign exchange gain (loss) on translation	—	—	—	—	16,223	(246)	15,977
Balance as of March 31, 2022	375,299,980	$596,368	$35,365	$626,778	$66,088	$(3,228)	$1,321,371
Activities relating to share-based compensation	395,156	2,251	(167)	—	—	—	2,084
Share issuance pursuant to research and development milestones	2,201,235	6,007	—	—	—	—	6,007
Net loss	—	—	—	(20,221)	—	(117)	(20,338)
Foreign exchange gain (loss) on translation	—	—	—	—	(24,400)	239	(24,161)
Balance as of June 30, 2022	377,896,371	$604,626	$35,198	$606,557	$41,688	$(3,106)	$1,284,963
Activities relating to share-based compensation	449,889	603	3,124	—	—	—	3,727
Net income (loss)	—	—	—	(36,991)	—	105	(36,886)
Foreign exchange gain (loss) on translation	—	—	—	—	(60,668)	96	(60,572)
Balance as of September 30, 2022	378,346,260	$605,229	38,322	569,566	(18,980)	(2,905)	1,191,232

See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	Nine months ended September 30,
	2023	2022
Operating activities
Net loss	$(29,526)	$(89,877)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation	6,840	10,567
Depreciation and amortization	6,933	10,499
Impairment loss on long-lived assets	205	3,493
Impairment loss on other investments	—	40,210
Loss (gain) from investments	7,103	(23,283)
Loss (gain) on revaluation of derivative liabilities	14	(14,204)
Changes in expected credit losses on long-term financial assets	(1,339)	(577)
Foreign currency transaction (gain) loss	(3,999)	2,337
Other non-cash operating activities, net	(1,918)	3,680
Changes in operating assets and liabilities:
Accounts receivable, net	6,976	1,172
Interest receivable	(14,601)	(5,332)
Other receivables	25	3,601
Prepaids and other current assets	1,074	(904)
Inventory	976	(4,241)
Accounts payable	(7,595)	(1,627)
Income taxes payable	(32,728)	—
Accrued liabilities	1,910	(90)
Cash flows used in operating activities	(59,650)	(64,576)
Investing activities
Purchase of short-term investments	(537,186)	(275,370)
Proceeds from short-term investments	380,765	116,925
Dividends received from equity method investment	1,301	—
Dividend proceeds	346	—
Proceeds from repayment on loan receivables	14,151	2,339
Purchase of property, plant and equipment	(1,287)	(3,087)
Purchase of intangible assets	(344)	(1,177)
Other investing activities	862	70
Cash flows used in investing activities	(141,392)	(160,300)
Financing activities
Withholding taxes paid on share-based awards	(812)	(2,208)
Other financing activities, net	—	(69)
Cash flows used in financing activities	(812)	(2,277)
Effect of foreign currency translation on cash and cash equivalents	8,866	(26,524)
Net change in cash and cash equivalents	(192,988)	(253,677)
Cash and cash equivalents, beginning of period	764,644	886,973
Cash and cash equivalents, end of period	$571,656	$633,296
Supplemental cash flow information
Interest paid	$—	$—
Interest received	$22,203	$7,734
Income taxes paid	$33,013	$158

See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
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
The Company continues to monitor the conflict in Israel and potential impacts the conflict could have on the Company’s personnel and business in Israel and the recorded amounts of assets and liabilities related to the Company’s operations in Israel. The extent to which the conflict may impact the Company’s personnel, business and activities will depend on future developments which remain highly uncertain and cannot be predicted. It is possible that the recorded amounts of assets and liabilities related to the Company’s operations in Israel could change materially in the near term.
(b)Basis of presentation
These condensed consolidated interim financial statements of Cronos Group are unaudited. They have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and with applicable rules and regulations of the U.S. Securities and Exchange Commission relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any other reporting period.
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
(c)Discontinued Operations
In the second quarter of 2023, the Company exited its U.S. hemp-derived cannabinoid product operations. The exit of the U.S. operations represented a strategic shift that has a major effect on the Company’s operations and financial results, and as such, qualifies for reporting as discontinued operations in our condensed consolidated statements of net loss and comprehensive loss. Prior period amounts have been reclassified to reflect the discontinued operations classification of the U.S. operations. For more information, see Note 2 “Discontinued Operations”.
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
(e)Revenue recognition
The following tables present the Company's revenue by major product category for continuing operations:

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	Three months ended September 30,
	2023	2022
Cannabis flower	$17,414	$13,674
Cannabis extracts	7,268	6,627
Other	128	108
Net revenue	$24,810	$20,409

	Nine months ended September 30,
	2023	2022
Cannabis flower	$44,556	$48,038
Cannabis extracts	18,495	16,197
Other	275	481
Net revenue	$63,326	$64,716
Net revenue attributed to a geographic region based on the location of the customer were as follows for continuing operations:

	Three months ended September 30,
	2023	2022
Canada	$18,738	$13,370
Israel	5,673	7,039
Other countries	399	—
Net revenue	$24,810	$20,409

	Nine months ended September 30,
	2023	2022
Canada	$46,767	$41,335
Israel	16,160	23,381
Other countries	399	—
Net revenue	$63,326	$64,716
(f)Concentration of risk
Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk from its operating activities, primarily accounts receivable and other receivables, and its investing activities, including cash held with banks and financial institutions, short-term investments and loans receivable. The Company’s maximum exposure to this risk is equal to the carrying amount of these financial assets, which amounted to $945,179 and $987,836 as of September 30, 2023 and December 31, 2022, respectively.
An impairment analysis is performed at each reporting date using a provision matrix to measure expected credit losses. The provision rates are based on the days past due for groupings of various customer segments with similar loss patterns. The calculation reflects the probability-weighted outcome, the time value of money and reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Accounts receivable are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, amongst others, the failure of a debtor to engage in a repayment plan and a failure to make contractual payments for a period of greater than 120 days past due. As of September 30, 2023 and December 31, 2022, the Company had $45 and $2, respectively, in expected credit losses that have been recognized on receivables from contracts with customers.
As of September 30, 2023, the Company assessed that there is a concentration of credit risk, as 43% of the Company’s accounts receivable were due from two customers with an established credit history with the Company. As of December 31, 2022, 56% of the Company’s accounts receivable were due from three customers with an established credit history with the Company.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The Company sells products to a limited number of major customers. Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s revenue. During the three months ended September 30, 2023, the Company earned a total net revenue before excise taxes of $22,618 from three major customers, together accounting for 67% of the Company’s total net revenues before excise taxes. During the three months ended September 30, 2022, the Company earned a total net revenue before excise taxes of $12,094 from three major customers, together accounting for 60% of the Company’s total net revenues before excise taxes. During the nine months ended September 30, 2023, the Company earned a total net revenue before excise taxes of $57,398 from three major customers, together accounting for 67% of the Company’s total net revenues before excise taxes. During the nine months ended September 30, 2022, the Company earned a total net revenue before excise taxes of $36,564 from three major customers, together accounting for 58% of the Company’s total net revenues before excise taxes.
(g)Adoption of new accounting pronouncements
On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 eliminates the existing troubled debt restructuring recognition and measurement guidance, and instead aligns the accounting treatment to that of other loan modifications. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2022-02 also requires that entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. The adoption of ASU 2022-02 did not have a material impact on the Company’s condensed consolidated interim financial statements.
(h)New accounting pronouncements not yet adopted
In June 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered in measuring fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, and we expect to adopt ASU 2022-03 prospectively. The Company does not expect the adoption of ASU 2022-03 to have a material impact on its condensed consolidated interim financial statements.
2. Discontinued Operations
In the second quarter of 2023, the Company exited its then-existing U.S. hemp-derived cannabinoid product operations. Accordingly, the net loss of the U.S. operations for the three and nine months ended September 30, 2023 and 2022 are reported separately as loss from discontinued operations on the condensed consolidated statements of net loss and comprehensive loss.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following table presents the major components comprising loss from discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net revenue	$—	$514	$1,029	$4,301
Cost of sales	—	2,501	2,044	6,274
Inventory write-down(i)	—	—	839	—
Gross profit	—	(1,987)	(1,854)	(1,973)
Operating expenses
Sales and marketing	—	676	518	4,075
Research and development	—	28	20	254
General and administrative	190	813	926	2,769
Restructuring costs	28	137	562	1,482
Share-based compensation	(4)	18	17	121
Depreciation and amortization	—	11	13	49
Impairment loss on long-lived assets(ii)	—	—	205	—
Total operating expenses	214	1,683	2,261	8,750
Interest income	1	1	9	2
Other, net(iii)	31	(112)	(132)	(159)
Total other income (loss)	32	(111)	(123)	(157)
Loss before income taxes	(182)	(3,781)	(4,238)	(10,880)
Income tax expense (benefit)	—	—	—	—
Net loss from discontinued operations	$(182)	$(3,781)	$(4,238)	$(10,880)
(i)For the nine months ended September 30, 2023, Inventory write-down relates to the disposal of obsolete inventory as a result of the exit of the U.S. operations.
(ii)During the nine months ended September 30, 2023, as a result of the exit of the U.S. operations, the Company recognized an impairment charge of $205 related to the right-of-use lease assets associated with the Company’s former U.S. manufacturing facility in Los Angeles, California.
(iii)For the three and nine months ended September 30, 2023 and September 30, 2022, Other, net related to gain and loss on disposal of assets that were part of the U.S. operations.

The following tables present the Company's discontinued operations revenue by major product category:

	Three months ended September 30,
	2023	2022
Cannabis extracts	—	514
Net revenue	$—	$514

	Nine months ended September 30,
	2023	2022
Cannabis extracts	1,029	4,301
Net revenue	$1,029	$4,301

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following tables summarize the Company’s discontinued operations restructuring activity for the three and nine months ended September 30, 2023 and 2022:

	Accrual as of June 30, 2023	Expenses	Payments/Write-offs	Accrual as of September 30, 2023
Employee Termination Benefits	$219	$28	$(169)	$78
Other Restructuring Costs	92	—	(92)	—
Total	$311	$28	$(261)	$78

	Accrual as of January 1, 2023	Expenses	Payments/Write-offs	Accrual as of September 30, 2023
Employee Termination Benefits	$—	$470	$(392)	$78
Other Restructuring Costs	—	92	(92)	—
Total	$—	$562	$(484)	$78

	Accrual as of June 30, 2022	Expenses	Payments/Write-offs	Accrual as of September 30, 2022
Employee Termination Benefits	$66	$137	$(93)	$110
Total	$66	$137	$(93)	$110

	Accrual as of January 1, 2022	Expenses	Payments/Write-offs	Accrual as of September 30, 2022
Employee Termination Benefits	$—	$1,482	$(1,372)	$110
Total	$—	$1,482	$(1,372)	$110
The following table presents a reconciliation of assets and liabilities of the discontinued operations presented in the condensed consolidated balance sheets:

	As of September 30, 2023	As of December 31, 2022
Assets
Current assets
Cash and cash equivalents	$900	$2,300
Accounts receivable, net	—	253
Other receivables	—	775
Prepaids and other current assets	5	464
Inventory, net	—	934
Current assets of discontinued operations	905	4,726

Non-current assets
Property, plant and equipment, net	—	254
Right-of-use assets	—	430
Intangible assets, net	—	1,594
Non-current assets of discontinued operations	—	2,278

Liabilities
Current liabilities
Accounts payable	—	166
Accrued liabilities	210	807
Current portion of lease obligation	—	415
Current liabilities of discontinued operations	$210	$1,388

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
For the nine months ended September 30, 2023, purchases of property plant and equipment related to discontinued operations were $67. For the nine months ended September 30, 2022, purchases of property plant and equipment related to discontinued operations were $133.
3. Inventory, net
Inventory, net is comprised of the following items:

	As of September 30, 2023	As of December 31, 2022
Raw materials	$6,739	$7,421
Work-in-progress	11,665	15,646
Finished goods	16,536	13,503
Supplies and consumables	907	989
Total	$35,847	$37,559
4. Investments
(a)Equity method investments, net
A reconciliation of the carrying amount of the investments in equity method investees, net is as follows:

	Ownership interest	As of September 30, 2023	As of December 31, 2022
Cronos Growing Company Inc. (“Cronos GrowCo”)	50%	$18,258	$18,755
		$18,258	$18,755
The following is a summary of the Company’s share of net gain (loss) from equity method investments:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Cronos GrowCo	$1,057	$(1,119)	$831	$4,078
	$1,057	$(1,119)	$831	$4,078
(b)Other investments
Other investments consist of investments in common shares and options of two companies in the cannabis industry.
PharmaCann, Inc.
In 2021, the Company purchased an option (the “PharmaCann Option”) to acquire 473,787 shares of Class A Common Stock of PharmaCann, Inc. (“PharmaCann”), a vertically integrated cannabis company in the United States, which represented an ownership interest of approximately 10.5% as of the purchase date of the PharmaCann Option, for an aggregate purchase price of approximately $110,392. The PharmaCann Option is classified as an equity security without a readily determinable fair value. The Company has elected to measure the fair value of the PharmaCann Option at cost less impairment, if any, and subsequently adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As of September 30, 2023, the Company’s proforma ownership percentage in PharmaCann on a fully-diluted basis was approximately 6.3%. The decrease in the Company’s ownership percentage since acquisition does not materially affect the Company’s rights under the PharmaCann Option. The PharmaCann Option is measured at fair value on a non-recurring basis and is a level 3 asset. See Note 11 “Fair Value Measurements” for more information on the fair value hierarchy.
Vitura Health Limited (formerly known as Cronos Australia)
The Company owns approximately 10% of the outstanding common shares of Vitura Health Limited (“Vitura”). The investment is considered an equity security with a readily determinable fair value. Changes in the fair value of the investment are recorded as gain (loss) on revaluation of financial instruments on the condensed consolidated statements of net loss and comprehensive loss. During the three months ended September 30, 2023, Vitura declared a dividend of A$0.01 per ordinary share. Based on the Company’s holding of 55,176,065 ordinary shares in the capital of Vitura, the Company recorded dividend income of $346 within other, net on the condensed consolidated statements of net loss and comprehensive loss.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following table summarizes the Company’s other investments activity:

	As of July 1, 2023	Unrealized loss	Impairment charges	Foreign exchange effect	As of September 30, 2023
PharmaCann	$49,000	$—	$—	$—	$49,000
Vitura	18,925	(5,204)	—	(578)	13,143
	$67,925	$(5,204)	$—	$(578)	$62,143

	As of January 1, 2023	Unrealized loss	Impairment charges	Foreign exchange effect	As of September 30, 2023
PharmaCann	$49,000	$—	$—	$—	$49,000
Vitura	21,993	(7,933)	—	(917)	13,143
	$70,993	$(7,933)	$—	$(917)	$62,143

	As of July 1, 2022	Unrealized gain	Impairment charges	Foreign exchange effect	As of September 30, 2022
PharmaCann	$99,154	$—	$(28,972)	$—	$70,182
Vitura	9,515	17,118	—	(2,258)	24,375
	$108,669	$17,118	$(28,972)	$(2,258)	$94,557

	As of January 1, 2022	Unrealized gain	Impairment charges	Foreign exchange effect	As of September 30, 2022
PharmaCann	$110,392	$—	$(40,210)	$—	$70,182
Vitura	8,000	19,114	—	(2,739)	24,375
	$118,392	$19,114	$(40,210)	$(2,739)	$94,557
During both the three months ended March 31, 2022, and the three months ended September 30, 2022, the Company identified adverse forecast changes in the financial performance of PharmaCann as indicators of impairment related to the PharmaCann Option and conducted analyses comparing the PharmaCann Option’s carrying amount to its estimated fair value. The fair value was estimated using a combination of the market and income approaches. Under the income approach, significant inputs used in the discounted cash flow method were the discount rate, growth rates, cash flow projections, and the timing of federal legalization of cannabis in the U.S. Under the market valuation approach, the key assumptions that require judgment under the Guideline Public Companies method are cash flow projections, selected multiples and the discount for lack of marketability. As a result of this analysis, the Company recorded non-cash impairment charges of $11,238 and $28,972 during the three months ended March 31, 2022, and September 30, 2022, respectively, as the difference between the carrying amount of the PharmaCann Option and its estimated fair value in the condensed consolidated statements of net loss and comprehensive loss.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
5. Loans Receivable, net
Loans receivable, net consists of the following:

	As of September 30, 2023	As of December 31, 2022
GrowCo Credit Facility	$4,911	$4,427
Add: Current portion of accrued interest	246	4,463
Total current portion of loans receivable	5,157	8,890
GrowCo Credit Facility	53,350	56,898
Mucci Promissory Note	13,051	13,438
Cannasoul Collaboration Loan	1,683	1,837
Add: Long-term portion of accrued interest	217	172
Total long-term portion of loans receivable	68,301	72,345
Total loans receivable, net	$73,458	$81,235
Cronos GrowCo Credit Facility
On August 23, 2019, the Company, as lender, and Cronos GrowCo, as borrower, entered into a senior secured credit agreement for an aggregate principal amount of C$100,000 (the “GrowCo Credit Facility”). The GrowCo Credit Facility is secured by substantially all present and after-acquired personal and real property of Cronos GrowCo. In August 2021, the GrowCo Credit Facility was amended to increase the aggregate principal amount available to C$105,000. As of both September 30, 2023, and December 31, 2022, Cronos GrowCo had drawn C$104,000 ($76,600 and $76,730, respectively) from the GrowCo Credit Facility. The interest rate on the outstanding borrowings is the Canadian Prime Rate plus 1.25%, with interest payments due on December 2021, December 2022, and quarterly thereafter. Principal payments of C$1,000 commenced in March 2022 and are due quarterly thereafter. For the three months ended September 30, 2023, Cronos GrowCo repaid C$1,666 ($1,076) in principal and C$2,032 ($1,189) in interest related to the GrowCo Credit Facility. For the nine months ended September 30, 2023, Cronos GrowCo repaid C$5,833 ($4,170) in principal and C$11,458 ($8,430) in interest related to the GrowCo Credit Facility. As of September 30, 2023, Cronos GrowCo had repaid C$9,833 ($7,243) and C$18,518 ($13,639) in principal and interest, respectively, under the terms of the GrowCo Credit Facility.
Mucci Promissory Note
On June 28, 2019, the Company entered into a promissory note receivable agreement (the “Mucci Promissory Note”) for C$16,350 (approximately $12,042) with the Cronos GrowCo joint venture partner (“Mucci”). The Mucci Promissory Note is secured by a general security agreement covering all the assets of Mucci. On September 30, 2022, the Mucci Promissory Note was amended and restated to increase the interest rate from 3.95% to the Canadian Prime Rate plus 1.25%, change the interest payments from quarterly to annual, and defer Mucci’s initial cash interest payment from September 30, 2022 to July 1, 2023.
Prior to July 1, 2022, interest accrued on the Mucci Promissory Note was capitalized as part of the principal balance. As of July 1, 2022, interest was accrued and to be paid in cash beginning on July 1, 2023. Prior to 2023, there were no repayments of principal or interest on the Mucci Promissory Note. For the nine months ended September 30, 2023, Mucci repaid C$563 ($415) in principal and C$1,187 ($874) in interest related to the Mucci Promissory Note. For the three months ended September 30, 2023, there were no repayments of principal or interest on the Mucci Promissory Note.
Cannasoul Collaboration Loan
As of both September 30, 2023 and December 31, 2022, Cannasoul Lab Services Ltd. has received ILS 8,297 (approximately $2,175 and $2,359, respectively), from the Cannasoul Collaboration Loan.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
Expected credit loss allowances on the Company’s long-term financial assets for the three and nine months ended September 30, 2023 and 2022 were comprised of the following items:

	As of July 1, 2023	Increase (decrease)(i)	Foreign exchange effect	As of September 30, 2023
GrowCo Credit Facility	$11,579	$(199)	$(283)	$11,097
Mucci Promissory Note	86	2	(2)	86
Cannasoul Collaboration Loan	503	4	(14)	493
	$12,168	$(193)	$(299)	$11,676

	As of July 1, 2022	Increase (decrease)(i)	Foreign exchange effect	As of September 30, 2022
GrowCo Credit Facility	$13,293	$74	$(929)	$12,438
Mucci Promissory Note	91	1	(6)	86
Cannasoul Collaboration Loan	377	3	(8)	372
	$13,761	$78	$(943)	$12,896

	As of January 1, 2023	Increase (decrease)(i)	Foreign exchange effect	As of September 30, 2023
GrowCo Credit Facility	$12,455	$(1,348)	$(10)	$11,097
Mucci Promissory Note	89	(3)	—	86
Cannasoul Collaboration Loan	522	12	(41)	493
	$13,066	$(1,339)	$(51)	$11,676

	As of January 1, 2022	Increase (decrease)	Foreign exchange effect	As of September 30, 2022
GrowCo Credit Facility	$14,089	$(590)	$(1,061)	$12,438
Mucci Promissory Note	90	3	(7)	86
Cannasoul Collaboration Loan	415	10	(53)	372
	$14,594	$(577)	$(1,121)	$12,896
(i)During the three and nine months ended September 30, 2023, $193 and $1,339, respectively, were recorded as decreases to general and administrative expenses on the condensed consolidated statements of net loss and comprehensive loss as a result of principal and interest payments made by Cronos GrowCo reducing our expected credit losses on loans receivable. During the three months ended September 30, 2022, $78 was recorded as an increase to general and administrative expenses on the condensed consolidated statements of net loss and comprehensive loss as a result of adjustments to our expected credit losses. During the nine months ended September 30, 2022, $577 was recorded as a decrease to general and administrative expenses on the condensed consolidated statements of net loss and comprehensive loss as a result of adjustments to our expected credit losses.
6. Derivative Liabilities
Pursuant to the investor rights agreement (the “Investor Rights Agreement”) between the Company and Altria Group Inc. (“Altria”), the Company granted Altria certain rights, among others, summarized in this note.
The summaries below are qualified entirely by the terms and conditions fully set out in the Investor Rights Agreement.
a.The Company granted to Altria, subject to certain qualifications and limitations, upon the occurrence of certain issuances of common shares of the Company executed by the Company (including issuances pursuant to the research and development (“R&D”) partnership with Ginkgo Bioworks Holdings, Inc. (“Ginkgo”)), the right to purchase up to such number of common shares of the Company in order to maintain its ownership percentage of issued and outstanding common shares of the Company immediately preceding any issuance of shares by the Company (“Pre-emptive Rights”), at the same price per common share of the Company at which the common shares are sold in the relevant issuance; provided that if the consideration paid in connection with any such issuance is non-cash, the price per common share of the Company that would have been received had such common shares been issued for cash consideration will be determined by an independent committee (acting reasonably and in good faith); provided further that the price per common share of the Company to be paid by Altria pursuant to its exercise of its Pre-emptive Rights related to the Ginkgo Collaboration Agreement will be C$16.25 per common share. These rights may not be exercised if Altria’s ownership percentage of the issued and outstanding shares of the Company falls below 20%.

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
As of September 30, 2023, Altria beneficially held 156,573,537 of the Company’s common shares, an approximate 41% ownership interest in the Company (calculated on a non-diluted basis).
Reconciliation of the Company’s derivative liabilities activity are as follows:

	As of July 1, 2023	Revaluation (gain) loss	Foreign exchange effect	As of September 30, 2023
Pre-emptive Rights	$37	$(7)	$(1)	$29
Top-up Rights	—	(1)	1	—
	$37	$(8)	$—	$29

	As of July 1, 2022	Revaluation gain	Foreign exchange effect	As of September 30, 2022
Altria Warrant	$491	$(336)	$(121)	$34
Pre-emptive Rights	16	(18)	2	—
Top-up Rights	67	(21)	(7)	39
	$574	$(375)	$(126)	$73

	As of January 1, 2023	Revaluation (gain) loss	Foreign exchange effect	As of September 30, 2023
Pre-emptive Rights	$—	$29	—	$29
Top-up Rights	15	(15)	—	—
	$15	$14	$—	$29

	As of January 1, 2022	Revaluation gain	Foreign exchange effect	As of September 30, 2022
Altria Warrant	$13,720	$(13,592)	$(94)	$34
Pre-emptive Rights	180	(182)	2	—
Top-up Rights	475	(430)	(6)	39
	$14,375	$(14,204)	$(98)	$73
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

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The fair values of the derivative liabilities were determined using the Black-Scholes pricing model using the following inputs:

	As of September 30, 2023
	Pre-emptive Rights	Top-up Rights
Share price at valuation date (per share in C$)	$2.71	$2.71
Subscription price (per share in C$)	$16.25	$16.25
Weighted-average risk-free interest rate(i)	5.01%	5.03%
Weighted-average expected life (in years)(ii)	1.25	0.85
Expected annualized volatility(iii)	61%	57%
Expected dividend yield	—%	—%

	As of December 31, 2022
	Pre-emptive Rights	Top-up Rights
Share price at valuation date (per share in C$)	$3.44	$3.44
Subscription price (per share in C$)	$16.25	$16.25
Weighted-average risk-free interest rate(i)	4.14%	4.28%
Weighted-average expected life (in years)(ii)	0.25	0.59
Expected annualized volatility(iii)	73%	73%
Expected dividend yield	—%	—%
(i)The risk-free interest rate was based on Bank of Canada government treasury bills and bonds with a remaining term equal to the expected life of the derivative liabilities. As of September 30, 2023 and December 31, 2022, the risk-free interest rate uses a range of approximately 4.79% to 5.05% and 3.81% to 4.37%, respectively, for the Pre-emptive Rights and Top-up Rights.
(ii)The expected life represents the period of time, in years, that the derivative liabilities are expected to be outstanding. The expected life of the Pre-emptive Rights and Top-up Rights is determined based on the expected term of the underlying options, warrants, and shares, to which the Pre-emptive Rights and Top-up Rights are linked. As of September 30, 2023 and December 31, 2022, the expected life uses a range of approximately 0.75 years to 2.00 years and 0.25 years to 2.75 years, respectively, for the Pre-emptive Rights and Top-up Rights.
(iii)Volatility was based on an equally weighted blended historical and implied volatility level of the underlying equity securities of the Company.
7. Restructuring
In the first quarter of 2022, the Company initiated a strategic plan to realign the business around its brands, centralize functions and evaluate the Company’s supply chain (the “Realignment”). As part of the Realignment, on February 28, 2022, the Board approved plans to leverage the Company’s strategic partnerships to improve supply chain efficiencies and reduce manufacturing overhead by exiting its production facility in Stayner, Ontario, Canada (the “Peace Naturals Campus”). On February 27, 2023, the Board approved revisions to the Realignment, which are expected to result in the Company maintaining select components of its operations at the Peace Naturals Campus, namely distribution warehousing, certain research and development activities and manufacturing of certain of the Company’s products, while seeking to sell and lease back all or some of the Peace Naturals Campus or to lease certain portions of the Peace Naturals Campus to third parties. In the third quarter of 2023, the Board approved revisions to the Realignment to wind-down operations at its Winnipeg, Manitoba facility (“Cronos Fermentation”), list the Cronos Fermentation facility for sale, and implement additional organization-wide cost reductions as the Company continues its Realignment initiatives. The Realignment initiatives were intended to position the Company to drive profitable and sustainable growth over time. During the three months ended September 30, 2023, the Company performed an assessment under ASC 360, Property Plant and Equipment, of the recovery of the carrying value of the Canada asset group, which includes Cronos Fermentation, and determined the carrying value of the asset group was recoverable. As of September 30, 2023, Cronos Fermentation did not meet the criteria to be classified as held-for-sale.
During both the three and nine months ended September 30, 2023, the Company incurred $1,423 of restructuring costs in its continuing operations in connection with the Realignment. During the three and nine months ended September 30, 2022, the Company recognized $387 and $3,396, respectively, of restructuring costs in continuing operations in connection with the Realignment. Charges related thereto include employee-related costs such as severance, relocation and other termination benefits, as well as contract termination and other related costs. During the three and nine months ended September 30, 2023, as a result of the decision to wind down operations at Cronos Fermentation, the Company recognized an inventory write-down of $716 related to certain obsolete raw materials. Restructuring costs and inventory write-downs incurred in the Company’s discontinued operations during the three and nine months ended September 30, 2023 and 2022 is presented in Note 2 “Discontinued Operations.”

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following table summarizes the Company’s restructuring activity for the three and nine months ended September 30, 2023 and 2022:

	Accrual as of July 1, 2023	Expenses	Payments/Write-offs	Accrual as of September 30, 2023
Employee Termination Benefits	$61	$1,420	$(947)	$534
Other Restructuring Costs	—	3	(3)	—
Total	$61	$1,423	$(950)	$534

	Accrual as of January 1, 2023	Expenses	Payments/Write-offs	Accrual as of September 30, 2023
Employee Termination Benefits	$403	$1,420	$(1,289)	$534
Other Restructuring Costs	21	3	(24)	—
Total	$424	$1,423	$(1,313)	$534

	Accrual as of July 1, 2022	Expenses	Payments/Write-offs	Accrual as of September 30, 2022
Employee Termination Benefits	$822	$195	$(569)	$448
Other Restructuring Costs	21	192	(192)	21
Total	$843	$387	$(761)	$469

	Accrual as of January 1, 2022	Expenses	Payments/Write-offs	Accrual as of September 30, 2022
Employee Termination Benefits	$—	$1,785	$(1,337)	$448
Other Restructuring Costs	—	1,611	(1,590)	21
Total	$—	$3,396	$(2,927)	$469
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
The following table summarizes the total share-based compensation expense associated with the Company’s stock options, RSUs and liability-classified awards for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Stock options	$35	$1,077	$1,141	$3,947
RSUs	1,922	2,573	5,682	5,902
Liability-classified awards(i)	—	597	—	597
Total share-based compensation	$1,957	$4,247	$6,823	$10,446
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

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following is a summary of the changes in stock options for the nine months ended September 30, 2023 and 2022:

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of January 1, 2023	$10.57	5,350,600	0.73
Issuance of options	2.96	188,317
Cancellation, forfeiture and expiry of options	7.75	(3,435,716)
Balance as of September 30, 2023	$14.50	2,103,201	2.09
Exercisable as of September 30, 2023	$16.02	1,845,841	1.50

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of January 1, 2022	$7.75	8,939,330	2.70
Exercise of options	2.81	(2,583,692)
Cancellation, forfeiture and expiry of options	11.26	(186,992)
Balance as of September 30, 2022	$9.71	6,168,646	2.97
Exercisable as of September 30, 2022	$9.99	4,037,319	1.99
(i)The weighted-average exercise price reflects the conversion of foreign currency-denominated stock options translated into C$ using the average foreign exchange rate as of the date of issuance.
For the nine months ended September 30, 2023, the weighted-average fair value per option at grant date was C$2.07. The fair value of the options issued during the period was determined using the Black-Scholes option pricing model, using the following inputs:

2023
Share price at grant date (per share)	$2.96
Exercise price (per option)	$2.96
Risk-free interest rate	3.22%
Expected life of options (in years)	7
Expected annualized volatility	72.68%
Expected dividend yield	—
Weighted average Black-Scholes value at grant date (per option)	$2.07
Forfeiture rate	—
The following table summarizes stock options outstanding:

	As of September 30, 2023	As of December 31, 2022
2020 Omnibus Plan	702,264	2,788,947
2018 Stock Option Plan	1,400,937	1,422,069
2015 Stock Option Plan	—	1,139,584
Total stock options outstanding	2,103,201	5,350,600

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(b)Restricted share units
The following is a summary of the changes in RSUs for the nine months ended September 30, 2023 and 2022:

	Weighted-average grant date fair value (C$)(ii)	Number of RSUs
Balance as of January 1, 2023	$4.63	5,725,470
Granted(i)	2.65	2,883,500
Vested and issued	5.13	(764,056)
Cancellation and forfeitures	3.65	(510,342)
Balance as of September 30, 2023	$3.86	7,334,572

	Weighted-average grant date fair value (C$)(ii)	Number of RSUs
Balance as of January 1, 2022	$9.22	1,225,870
Granted(i)	4.34	5,042,316
Vested and issued	8.56	(771,682)
Cancellation and forfeitures	6.91	(168,610)
Balance as of September 30, 2022	$4.77	5,327,894
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
(c)Deferred share units
The following is a summary of the changes in DSUs for the nine months ended September 30, 2023 and 2022:

	Financial liability	Number of DSUs
Balance as of January 1, 2023	$674	265,732
Granting and vesting of DSUs	450	255,947
Gain on revaluation	(82)	—
Balance as of September 30, 2023	$1,042	521,679

	Financial liability	Number of DSUs
Balance as of January 1, 2022	$408	104,442
Gain on revaluation	(116)	—
Balance as of September 30, 2022	$292	104,442

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
9. Loss per Share
Basic and diluted loss per share from continuing and discontinued operations are calculated as follows (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Basic and diluted loss per share computation
Net loss from continuing operations attributable to the shareholders of Cronos Group	$(1,462)	$(33,210)	$(24,935)	$(78,970)
Weighted-average number of common shares outstanding for computation for basic and diluted loss per share(i)	381,100,005	378,114,160	380,900,334	376,400,902
Basic earnings (loss) from continuing operations per share	$(0.00)	$(0.09)	$(0.07)	$(0.21)
Diluted earnings (loss) per share from continuing operations	$(0.00)	$(0.09)	$(0.07)	$(0.21)

Loss from discontinued operations attributable to the shareholders of Cronos Group	$(182)	$(3,781)	$(4,238)	$(10,880)
Weighted-average number of common shares outstanding for computation for basic and diluted loss per share(i)	381,100,005	378,114,160	380,900,334	376,400,902
Basic loss from discontinued operations per share	$(0.00)	$(0.01)	$(0.01)	$(0.03)
Diluted loss from discontinued operations per share	$(0.00)	$(0.01)	$(0.01)	$(0.03)
(i)In computing diluted loss per share, incremental common shares are not considered in periods in which a net loss is reported as the inclusion of the common share equivalents would be anti-dilutive.
For the three months ended September 30, 2023 and 2022, total securities of 23,340,811 and 117,100,621, respectively, were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive. For the nine months ended September 30, 2023 and 2022, total securities of 27,399,000 and 118,304,608, respectively, were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive.
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
On June 3, 2020, an alleged shareholder filed a Statement of Claim, as amended on August 12, 2020, in the Ontario Superior Court of Justice in Toronto, Ontario, Canada, seeking, among other things, an order certifying the action as a class action on behalf of a putative class of shareholders and damages of an unspecified amount. The Amended Statement of Claim names (i) the Company, (ii) its Chief Executive Officer, (iii) now former Chief Financial Officer, (iv) former Chief Financial Officer and Chief Commercial Officer, and (v) current and former members of the Board as defendants and alleges breaches of the Ontario Securities Act, oppression under the Ontario Business Corporations Act and common law misrepresentation. The Amended Statement of Claim generally alleges that certain of the Company’s prior public statements about revenues and internal control were misrepresentations based on the Company’s March 2, 2020 disclosure that the Audit Committee of the Board was conducting a review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel, and the Company’s subsequent restatement. The Amended Statement of Claim does not quantify a damage request. On June 28, 2021, the Court dismissed motions brought by the plaintiff for leave to commence a claim for misrepresentation under the Ontario Securities Act and for certification of the action as a class action. The plaintiff appealed the Court’s dismissal of the motions only with respect to the Company, the Chief Executive Officer, and the now former Chief Financial Officer; the remaining defendants were dismissed from the matter with prejudice, and the Company and all individual defendants agreed not to seek costs from plaintiff in connection with the dismissal of the motions. On September 26, 2022, the Court of Appeal for Ontario reversed the Superior Court’s dismissal of the leave and certification motions, granted the plaintiff leave to proceed to bring a claim for misrepresentation under the Ontario Securities Act, and remitted the certification motion back to the Superior Court. On October 10, 2023, the Superior Court certified a class that includes shareholders that acquired shares on the TSX and NASDAQ exchanges.
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
(iii)Litigation relating to marketing, distribution and sale of products
On April 17, 2023, a group of plaintiffs led by the Green Leaf (Ale Yarok) political party filed a Statement of Claim and Request for Approval of a Class Action on behalf of a purported class of Israeli cannabis consumers in the District Court of Tel Aviv, Israel, against 26 cannabis-related parties, including three Cronos Israel entities. The Statement of Claim alleges that the defendants violated certain laws relating to the marketing of medical cannabis products, including marketing to unlicensed cannabis consumers. The lawsuit seeks a total of ILS 420 million. The Cronos Israel defendants moved to dismiss the action on August 13, 2023.
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
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$571,656	$—	$—	$571,656
Short-term investments	267,905	—	—	267,905
Other investments(i)	13,143	—	—	13,143
Derivative liabilities	—	—	29	29

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$764,644	$—	$—	$764,644
Short-term investments	113,077	—	—	113,077
Other investments(i)	21,993	—	—	21,993
Derivative liabilities	—	—	15	15
(i)As of September 30, 2023 and December 31, 2022, the Company’s influence on Vitura is deemed non-significant and the investment is considered an equity security with a readily determinable fair value. See Note 4 “Investments” for additional information.
There were no transfers between fair value categories during the periods presented.
The following tables present information about the Company’s assets that are measured at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Other investments(i)	—	—	49,000	49,000

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Other investments(i)	—	—	49,000	49,000
(i)On June 14, 2021, the Company purchased an option to acquire 473,787 shares of Class A Common Stock of PharmaCann, a vertically integrated cannabis company in the United States, at an exercise price of $0.0001 per share, representing approximately 10.5% of PharmaCann’s issued and outstanding capital stock on a fully diluted basis as of the date of the PharmaCann Option, for an aggregate purchase price of approximately $110,392. On February 28, 2022, PharmaCann closed its previously announced transaction with LivWell Holdings Inc. (“LivWell”) pursuant to which PharmaCann acquired LivWell (“the LivWell Transaction”). LivWell is a multi-state cannabis cultivation and retail leader based in Colorado. As a result of the LivWell Transaction, the Company’s ownership percentage in PharmaCann on a fully diluted basis decreased to approximately 6.4%. As of both September 30, 2023 and December 31, 2022, the Company’s ownership percentage in PharmaCann on a fully diluted basis was approximately 6.3%. See Note 4 “Investments.”
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
The Company made the following purchases of cannabis products from Cronos GrowCo:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cronos GrowCo - purchases	$2,939	$2,158	$16,954	$10,973

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
As of September 30, 2023, and December 31, 2022, the Company had payables outstanding to Cronos GrowCo of $307 and $2,519, respectively.
During the third quarter of 2023, the Company, as supplier, entered into a cannabis germplasm supply agreement with Cronos GrowCo as buyer. For germplasm supplied to GrowCo whose cannabis Cronos expects to purchase, a deferred inventory liability is recorded and subsequently amortized into cost of goods sold. For germplasm supplied to GrowCo whose cannabis Cronos expects to be sold to unrelated third parties, revenue is recorded. In relation to this agreement, Cronos recognized $353 of revenue and a reduction to cost of goods sold of $181 during both the three and nine months ended September 30, 2023. Also in relation to this agreement, Cronos recorded $126 of deferred inventory liabilities and a reduction to inventory of $2 as of September 30, 2023.
Also during the third quarter of 2023, the Company sold certain held for sale assets with carrying value of $324 and certain other previously expensed assets with a zero net book value to Cronos GrowCo and recognized a $433 gain.
Additionally, on August 23, 2019, the Company, as lender, and Cronos GrowCo, as borrower, entered into the GrowCo Facility. See Note 5 “Loans Receivable, net” for additional information.
(b)Vendor Agreement
In November 2022, the Company entered into an agreement with an external vendor whereby the vendor would provide certain manufacturing services to the Company. The vendor then subcontracted out a portion of those services to another company whose chief executive officer is an immediate family member of an executive of the Company. In late October 2023, the Company was negotiating a direct contract with the related party subcontractor.
During the three and nine months ended September 30, 2023, the Company purchased $406 and $1,842, respectively, of products and services under this agreement and had outstanding accounts payable related to the agreement of $15 and $nil as of September 30, 2023 and December 31, 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read together with other information, including Cronos Group’s condensed consolidated interim financial statements and the related notes to those statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (this “Quarterly Report”), consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), Part I, Item 1A, Risk Factors, of the Annual Report and Part II, Item 1A, Risk Factors, of this Quarterly Report.
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
Forward-Looking Statements include, but are not limited to, statements with respect to:
•expectations related to the war between Israel and Hamas (the “Israel-Hamas War”) and its impact on our operations in Israel, the supply of product in the market and the demand for product among medical patients in Israel;
•expectations related to the German and Australian markets, including our strategic partnerships with Cansativa GmbH (“Cansativa”) and Vitura Health Limited (“Vitura”), respectively, and our plans to distribute the PEACE NATURALS® brand in Germany;
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
•the timing of the change in the nature of operations at our facility in Stayner, Ontario (the “Peace Naturals Campus”) and the expected costs and benefits from the wind-down of certain production activities at the Peace Naturals Campus;
•our ability to effectively wind-down certain production activities at the Peace Naturals Campus in an organized fashion and acquire raw materials from other suppliers, including Cronos Growing Company Inc. (“Cronos GrowCo”), and the costs and timing associated therewith;
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

•the legalization of the use of cannabis for medical or adult-use in jurisdictions outside of Canada, including the United States and Germany, the related timing and impact thereof and our intentions to participate in such markets, if and when such use is legalized;
•the grant, renewal, withdrawal, suspension, delay and impact of any license or supplemental license to conduct activities with cannabis or any amendments thereof;
•our ability to successfully create and launch brands and cannabis products;
•expectations related to the differentiation of our products, including through the utilization of rare cannabinoids;
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

The Forward-Looking Statements contained herein are based upon certain material assumptions that were applied in drawing a conclusion or making a forecast or projection, including: (i) our ability to effectively navigate developments in the Israel-Hamas War and its impact on our employees and operations in Israel, the supply of product in the market and demand for product among medical patients in Israel; (ii) our ability to efficiently and effectively distribute our PEACE NATURALS® brand in Germany with our strategic partner Cansativa and our ability to efficiently and effectively distribute products in Australia with our strategic partner Vitura; (iii) our ability to efficiently and effectively wind-down our operations at our Winnipeg, Manitoba facility and realize the expected cost-savings and other benefits related thereto, (iv) our ability to efficiently and effectively wind-down our operations in the U.S. and realize the expected cost-savings and other benefits related thereto, (v) our ability to realize the expected cost-savings, efficiencies and other benefits of our Realignment and other announced cost-cutting measures and employee turnover related thereto; (vi) our ability to efficiently and effectively wind-down certain production activities at the Peace Naturals Campus, receive the benefits of the change in the nature of our operations at our Peace Naturals Campus and acquire raw materials on a timely and cost-effective basis from third parties, including Cronos GrowCo; (vii) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our acquisitions and strategic investments; (viii) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (ix) government regulation of our activities and products including, but not limited to, the areas of cannabis taxation and environmental protection; (x) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (xi) consumer interest in our products; (xii) our ability to differentiate our products, including through the utilization of rare cannabinoids; (xiii) competition; (xiv) anticipated and unanticipated costs; (xv) our ability to generate cash flow from operations; (xvi) our ability to conduct operations in a safe, efficient and effective manner; (xvii) our ability to hire and retain qualified staff, and acquire equipment and services in a timely and cost-efficient manner; (xviii) our ability to exercise the PharmaCann Option and realize the anticipated benefits of the transaction with PharmaCann; (xix) our ability to complete planned dispositions, and, if completed, obtain our anticipated sales price; (xx) our ability, and the abilities of our joint ventures and our suppliers and distributors, to effectively deal with the restrictions, limitations and health issues presented by the COVID-19 pandemic and the ability to continue our production, distribution and sale of our products and customer demand for and use of our products; (xxi) general economic, financial market, regulatory and political conditions in which we operate; (xxii) management’s perceptions of historical trends, current conditions and expected future developments; and (xxiii) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.

By their nature, Forward-Looking Statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct, and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the Forward-Looking Statements in this Quarterly Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, negative impacts on our employees, business and operations in Israel due to the Israel-Hamas War, including that we may not be able to produce, import or sell our products or protect our people or facilities in Israel during the Israel-Hamas War, the supply of product in the market and the demand for product among medical patients in Israel; that we may not be able to successfully continue to distribute our products in Germany and Australia or generate material revenue from sales in those markets; that we may not be able to wind-down our operations at our Winnipeg, Manitoba facility in a disciplined and cost-effective manner or achieve the anticipated benefits thereof or be able to access raw materials on a timely and cost-effective basis from third-parties; that we may be unable to further streamline our operations and reduce expenses; that we may not be able to wind-down our U.S. operations in a disciplined and cost-effective manner or achieve the anticipated benefits thereof or be able to effectively and efficiently re-enter the U.S. market in the future; that we may not able to wind-down certain production activities at the Peace Naturals Campus in a disciplined manner or achieve the anticipated benefits of the change in the nature of our operations or be able to access raw materials on a timely and cost-effective basis from third-parties, including Cronos GrowCo; the risk that the COVID-19 pandemic and the military conflict between Russia and Ukraine may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; the risk that cost savings and any other synergies from the Altria Investment may not be fully realized or may take longer to realize than expected; failure to execute key personnel changes; the risks that our Realignment, the change in the nature of our operations at the Peace Naturals Campus and our further leveraging of our strategic partnerships will not result in the expected cost-savings, efficiencies and other benefits or will result in greater than anticipated turnover in personnel; lower levels of revenues; the lack of consumer demand for our cannabis products; our inability to reduce expenses at the level needed to meet our projected net change in cash and cash equivalents; our inability to manage disruptions in credit markets or changes to our credit ratings; unanticipated future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; growth opportunities not turning out as expected; the lack of cash flow necessary to execute our business plan (either within the expected timeframe or at all); difficulty raising capital; the potential adverse effects of judicial, regulatory or other proceedings, or threatened litigation or proceedings, on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis in vaping devices; the unexpected effects of actions of third parties such as competitors, activist investors or federal (including U.S. federal), state, provincial, territorial or local regulatory authorities or self-regulatory organizations; adverse changes in regulatory requirements in relation to our business and products; legal or regulatory obstacles that could prevent us from being able to exercise the PharmaCann Option and thereby realizing the anticipated benefits of the transaction with PharmaCann; dilution of our fully diluted ownership of PharmaCann and the loss of our rights as a result of that dilution; a delay in our remediation of a material weakness in our internal control over financial reporting and the improvement of our control environment and our systems, processes and procedures; and the factors discussed under Part I, Item 1A “Risk Factors” of the Annual Report and under Part II, Item 1A “Risk Factors” in our Quarterly Reports. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on Forward-Looking Statements.
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
Foreign currency exchange rates
All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of September 30, 2023, September 30, 2022, and December 31, 2022. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The condensed consolidated statements of net loss and comprehensive loss and condensed consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period as reported on Bloomberg.

The exchange rates used to translate from Canadian dollars (“C$”) to dollars is shown below:

(Exchange rates are shown as C$ per $)	As of
	September 30, 2023	September 30, 2022	December 31, 2022
Spot rate	1.3577	1.3829	1.3554
Year-to-date average rate	1.3455	1.2829	N/A
The exchange rates used to translate from New Israeli Shekels (“ILS”) to dollars is shown below:

(Exchange rates are shown as ILS per $)	As of
	September 30, 2023	September 30, 2022	December 31, 2022
Spot rate	3.8138	3.5660	3.5178
Year-to-date average rate	3.6385	3.3107	N/A

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
Discontinued Operations
In the second quarter of 2023, Cronos exited its U.S. hemp-derived cannabinoid product operations. The exit of the U.S. operations represented a strategic shift that has a major effect on Cronos’ operations and financial results, and as such, qualifies for reporting as discontinued operations in our condensed consolidated statements of net loss and comprehensive loss. Prior period amounts have been reclassified to reflect the discontinued operations classification of the U.S. operations. For further detail on the discontinuation of the U.S. operations, see Note 2 “Discontinued Operations” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Business segments
Beginning in the second quarter of 2023, following the exit of our U.S. operations, Cronos is reporting through one consolidated segment, which includes operations in both Canada and Israel. In Canada, Cronos operates two wholly owned license holders under the Cannabis Act (Canada) (the “Cannabis Act”), Peace Naturals Project Inc. (“Peace Naturals”), which has production facilities near Stayner, Ontario, and Thanos Holdings Ltd., known as Cronos Fermentation (“Cronos Fermentation”), which has a production facility in Winnipeg, Manitoba. In Israel, the Company operates under the IMC-GAP, IMC-GMP and IMC-GDP certifications required for the cultivation, production and marketing of dried flower, pre-rolls and oils in the Israeli medical market.

Recent Developments
Israel-Hamas War
Cronos continues to monitor the conflict in Israel and potential impacts the conflict could have on the Company’s personnel and business in Israel and the recorded amounts of assets and liabilities related to the Company’s operations in Israel. The extent to which the conflict may impact the Company’s personnel, business and activities will depend on future developments which remain highly uncertain and cannot be predicted. It is possible that the recorded amounts of assets and liabilities related to the Company’s operations in Israel could change materially in the near term.
New Israeli Shekel Weakening
In October 2023, with the onset of the aforementioned Israel-Hamas war, the New Israeli Shekel has significantly weakened against the U.S. dollar and Canadian dollar. As of October 30, 2023, the New Israeli Shekel has weakened to a position of 4.019 per U.S. dollar and a position of 2.906 per Canadian dollar, representing decreases of 5% and 3.5%, respectively, from the rates as of

September 30, 2023. We cannot predict when or if the currency will recover against the U.S. dollar and Canadian dollar and we have, as a result, experienced an adverse impact on our results of operations.
Brand and Product Portfolio
In the third quarter of 2023, the Company launched two new THCV-infused products under the Spinach FEELZ™ brand, the Full Tilt THC+THCV vape and gummy.

In November 2023, the Company launched Lord Jones® Hash Fusions, a line-up of premium ice water hash infused pre-rolls, in the Canadian adult-use market. The Company intends to launch additional products under the Lord Jones® brand, including live resin vapes and a differentiated chocolate offering.
In Israel, Cronos launched four new flower offerings under the PEACE NATURALS® brand, Sticky Ape, Raphael Gems, Purple Punch and Tangerine Twist. Driven by our best-in-class genetics program and high-quality cultivation capabilities we seek to meet the market demands as consumers continue to look for strain variety.
Global Supply Chain
In September 2023, Cronos successfully completed its first shipment of cannabis to Germany through a strategic partnership with Cansativa GmbH, a leading German cannabis company. We believe that re-establishing Cronos and its PEACE NATURALS® brand in the German market will position us to capitalize on this growing market, with additional growth potential from future legislative changes.
In the coming weeks, we plan to ship cannabis to Vitura Health Limited for sale in the Australian medical market. Cronos owns approximately 10% of the common shares of Vitura. Vitura has stated that it is the market-leading prescriber, patient, pharmacy and supplier online platform, focused on creating medicinal cannabis products and digital health solutions that connect and strengthen the cannabis ecosystem in the Australian medical cannabis market.

Consolidated Results of Operations
The tables below set forth our condensed consolidated results of operations, expressed in thousands of U.S. dollars for the periods presented. Our condensed consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods.

(in thousands of USD)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net revenue, before excise taxes	$33,912	$26,070	$86,264	$80,243
Excise taxes	(9,102)	(5,661)	(22,938)	(15,527)
Net revenue	24,810	20,409	63,326	64,716
Cost of sales	20,124	17,265	52,614	50,540
Inventory write-down	716	—	716	—
Gross profit	3,970	3,144	9,996	14,176
Operating expenses
Sales and marketing	5,296	5,247	16,334	12,442
Research and development	1,246	2,541	4,392	10,656
General and administrative	14,366	16,354	39,673	53,771
Restructuring costs	1,423	387	1,423	3,396
Share-based compensation	1,957	4,247	6,823	10,446
Depreciation and amortization	1,457	1,702	4,515	4,368
Impairment loss on long-lived assets	—	—	—	3,493
Total operating expenses	25,745	30,478	73,160	98,572
Operating loss	(21,775)	(27,334)	(63,164)	(84,396)
Other income (expense)	18,931	(3,653)	35,006	7,571
Income tax (expense) benefit	1,254	(2,118)	2,870	(2,172)
Loss from discontinued operations	(182)	(3,781)	(4,238)	(10,880)
Net loss	(1,772)	(36,886)	(29,526)	(89,877)
Net income (loss) attributable to non-controlling interest	(128)	105	(353)	(27)
Net loss attributable to Cronos Group	$(1,644)	$(36,991)	$(29,173)	$(89,850)

Summary of select financial results

(in thousands of USD)	Three months ended September 30,		Change			Nine months ended September 30,		Change
	2023	2022	$	%		2023	2022	$	%
Net revenue	$24,810	$20,409	$4,401	22%		$63,326	$64,716	$(1,390)	(2)%
Cost of sales	20,124	17,265	2,859	17%		52,614	50,540	2,074	4%
Inventory write-down	716	—	716	N/A		716	—	716	N/A
Gross profit	3,970	3,144	826	26%		9,996	14,176	(4,180)	(29)%
Gross margin(i)	16%	15%	N/A	1	pp	16%	22%	N/A	(6) pp
(i)Gross margin is defined as gross profit divided by net revenue.
Net revenue
For the three months ended September 30, 2023, we reported consolidated net revenue of $24.8 million, representing an increase of $4.4 million from the three months ended September 30, 2022. For the nine months ended September 30, 2023, we reported consolidated net revenue of $63.3 million, representing a decrease of $1.4 million from the nine months ended September 30, 2022. For the three month comparative period, the increase was primarily due to higher cannabis flower and extract sales in the Canadian adult-use market, partially offset by lower cannabis flower sales in Israel driven by pricing pressure as a result of competitive activity, the slowdown in patient permit authorizations and geopolitical unrest, and an adverse price/mix in the Canadian cannabis flower category driving increased excise tax payments as a percentage of revenue. Furthermore, the weakened Canadian dollar and New Israeli Shekel against the U.S. dollar during the period adversely impacted results. For the nine month comparative period, the decrease was primarily due to lower cannabis flower sales in Israel driven by pricing pressure as a result of competitive activity, the slowdown in patient permit authorizations and geopolitical unrest, and an adverse price/mix in the Canadian cannabis flower category driving increased excise tax payments as a percentage of revenue, partially offset by higher cannabis flower and extract sales in the Canadian adult-use market. Furthermore, the weakened Canadian dollar and New Israeli Shekel against the U.S. dollar during the period adversely impacted results.
Cost of sales
For the three months ended September 30, 2023, we reported consolidated cost of sales of $20.1 million, representing an increase of $2.9 million from the three months ended September 30, 2022. For the nine months ended September 30, 2023, we reported consolidated cost of sales of $52.6 million, representing an increase of $2.1 million from the nine months ended September 30, 2022. For the three month comparative period, the increase was primarily due to higher cannabis flower and extract sales in the Canadian adult-use market, partially offset by lower biomass costs and the impact of the weakened Canadian dollar and New Israeli Shekel against the U.S. dollar during the period. For the nine month comparative period, the increase was primarily due to higher cannabis flower and extract sales in the Canadian adult-use market, partially offset by lower cannabis flower sales in the Israeli medical market, lower cannabis biomass costs and the impact of the weakened Canadian dollar and New Israeli Shekel against the U.S. dollar during the period.
Inventory write-down
For the three and nine months ended September 30, 2023, we reported inventory write-downs of $0.7 million as a result of the Company’s decision to wind down operations at Cronos Fermentation. For further information, see Note 7 “Restructuring” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Gross profit
For the three months ended September 30, 2023, we reported gross profit of $4.0 million, representing an increase of $0.8 million from the three months ended September 30, 2022. For the nine months ended September 30, 2023, we reported gross profit of $10.0 million, representing a decrease of $4.2 million from the nine months ended September 30, 2022. For the three month comparative period, the increase was primarily due to higher cannabis flower and extract sales in the Canadian adult-use market and lower biomass costs, partially offset by lower cannabis flower sales in Israel, an adverse price/mix in the Canadian cannabis flower category driving increased excise tax payments as a percentage of revenue and the inventory write-down recognized as a result of the decision to wind down operations at Cronos Fermentation. For the nine month comparative period, the decrease was primarily due to lower cannabis flower sales in the Israeli medical market, an adverse price/mix on cannabis flower sales in Canada resulting in higher excise taxes as a percentage of revenue and the inventory write-down recognized as a result of the decision to wind down operations at Cronos Fermentation, partially offset by higher cannabis flower and extract sales in the Canadian adult-use market.

Operating expenses

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Sales and marketing	$5,296	$5,247	$49	1%	$16,334	$12,442	$3,892	31%
Research and development	1,246	2,541	(1,295)	(51)%	4,392	10,656	(6,264)	(59)%
General and administrative	14,366	16,354	(1,988)	(12)%	39,673	53,771	(14,098)	(26)%
Restructuring costs	1,423	387	1,036	268%	1,423	3,396	(1,973)	(58)%
Share-based payments	1,957	4,247	(2,290)	(54)%	6,823	10,446	(3,623)	(35)%
Depreciation and amortization	1,457	1,702	(245)	(14)%	4,515	4,368	147	3%
Impairment loss on long-lived assets	—	—	—	N/A	—	3,493	(3,493)	N/A
Total operating expenses	$25,745	$30,478	$(4,733)	(16)%	$73,160	$98,572	$(25,412)	(26)%
Sales and marketing
For the three months ended September 30, 2023, sales and marketing expenses were essentially flat at $5.3 million compared to the three months ended September 30, 2022. For the nine months ended September 30, 2023, sales and marketing expenses were $16.3 million, representing an increase of $3.9 million from the nine months ended September 30, 2022. For the nine month comparative period, the increase was primarily due to higher advertising and marketing spend.
Research and development
For the three months ended September 30, 2023, research and development expenses were $1.2 million, representing a decrease of $1.3 million from the three months ended September 30, 2022. For the nine months ended September 30, 2023, research and development expenses were $4.4 million, representing a decrease of $6.3 million from the nine months ended September 30, 2022. For both the three and nine month comparative periods, the decrease was primarily due to lower costs associated with the achievement of Ginkgo milestones.
General and administrative
For the three months ended September 30, 2023, general and administrative expenses were $14.4 million, representing a decrease of $2.0 million from the three months ended September 30, 2022. For the nine months ended September 30, 2023, general and administrative expenses were $39.7 million, representing a decrease of $14.1 million from the nine months ended September 30, 2022. For both the three and nine month comparative periods, the decrease was primarily due to lower professional fees, largely related to financial statement review costs, and lower bonus, payroll and insurance costs.
Restructuring costs
For both the three and nine months ended September 30, 2023, restructuring costs were $1.4 million, compared to $0.4 million and $3.4 million for the three and nine months ended September 30, 2022, respectively. For further information, see Note 7 “Restructuring” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Share-based compensation
For the three months ended September 30, 2023, share-based compensation expense was $2.0 million, representing a decrease of $2.3 million from the three months ended September 30, 2022. For the nine months ended September 30, 2023, share-based compensation expense was $6.8 million, representing a decrease of $3.6 million from the nine months ended September 30, 2022. For the three month comparative period, the decrease was primarily due to previously held-back equity awards granted to certain executives in the three months ended September 30, 2022. For the nine month comparative period, the decrease was primarily due to the acceleration of expense on equity awards granted to certain executive employees in connection with their separation from the Company, as well as previously held-back equity awards granted to certain executives in the nine months ended September 30, 2022.
Depreciation and amortization
For the three months ended September 30, 2023, depreciation and amortization expenses were $1.5 million, representing a decrease of $0.2 million from the three months ended September 30, 2022. For the nine months ended September 30, 2023, depreciation and amortization expenses were $4.5 million, representing an increase of $0.1 million from the nine months ended September 30, 2022. For the three month comparative period, the decrease was primarily due to the recognition of certain tax credits related to the company’s fixed assets. For the nine month comparative period, the increase was primarily due to higher amortization on Ginkgo-related intangible assets, partially offset by the recognition of certain tax credits related to the Company’s fixed assets.

Impairment loss on long-lived assets
We recorded no impairment loss on long-lived assets for both the three months ended September 30, 2023 and September 30, 2022. For the nine months ended September 30, 2023, we recorded no impairment loss on long-lived assets, compared to $3.5 million in the nine months ended September 30, 2022. For further information, see Note 12 “Impairment Loss on Long-lived Assets” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Other income (loss) and income tax benefit (expense)

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Interest income, net	$13,375	$7,208	$6,167	86%	$37,021	$13,028	$23,993	184%
Gain (loss) on revaluation of derivative liabilities	8	375	(367)	(98)%	(14)	14,204	(14,218)	N/M
Share of income (loss) from equity method investments	1,057	(1,119)	2,176	194%	831	4,078	(3,247)	N/M
Gain (loss) on revaluation of financial instruments	(5,291)	17,049	(22,340)	N/M	(7,856)	19,205	(27,061)	N/M
Impairment loss on other investments	—	(28,972)	28,972	N/M	—	(40,210)	40,210	N/M
Foreign currency transaction gain (loss)	8,816	2,387	6,429	269%	3,999	(2,337)	6,336	271%
Other, net	966	(581)	1,547	N/M	1,025	(397)	1,422	N/M
Total other income (loss)	18,931	(3,653)	22,584	618%	35,006	7,571	27,435	362%
Income tax benefit (expense)	1,254	(2,118)	3,372	N/M	2,870	(2,172)	5,042	N/M
Loss from continuing operations	(1,590)	(33,105)	31,515	95%	(25,288)	(78,997)	53,709	68%
Loss from discontinued operations	(182)	(3,781)	3,599	95%	(4,238)	(10,880)	6,642	61%
Net loss	$(1,772)	$(36,886)	$35,114	95%	$(29,526)	$(89,877)	$60,351	67%
(i)“N/M” is defined as not meaningful.
Interest income, net
For the three months ended September 30, 2023, interest income, net was $13.4 million, representing an increase of $6.2 million from the three months ended September 30, 2022. For the nine months ended September 30, 2023, interest income, net was $37.0 million, representing an increase of $24.0 million from the nine months ended September 30, 2022. For both the three and nine month comparative periods, the increase in net interest income was primarily due to higher interest rates and higher cash equivalents and short-term investment balances during the 2023 periods.
Gain (loss) on revaluation of derivative liabilities
For the three months ended September 30, 2023, the gain on revaluation of derivative liabilities was $8 thousand, representing a decrease of $0.4 million from the three months ended September 30, 2022. For the nine months ended September 30, 2023, the loss on revaluation of derivative liabilities was $14 thousand, representing a decreased gain of $14.2 million from the nine months ended September 30, 2022. We expect continued changes in derivative valuations as our share price fluctuates period to period and the remaining expected terms of our derivative instruments change over time. For further information, see Note 6 “Derivative Liabilities” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Share of income (loss) from equity method investments
For the three months ended September 30, 2023, our share of income from equity method investments was $1.1 million, representing an increase of $2.2 million from the three months ended September 30, 2022. For the nine months ended September 30, 2023, our share of income from equity method investments was $0.8 million, representing a decrease of $3.2 million from the nine months ended September 30, 2022. For the three month comparative period, the increase was primarily due to higher income pick-ups from our equity method investment in Cronos GrowCo. For the nine month comparative period, the decrease was primarily due to lower income pick-ups from our equity method investment in Cronos GrowCo. Periodic income and loss pickups from our equity method investment in Cronos GrowCo are impacted both by the profitability of Cronos GrowCo and any unsold inventory remaining at Cronos that originated from Cronos GrowCo.

Gain (loss) on revaluation of financial instruments
For the three months ended September 30, 2023, the loss on revaluation of financial instruments was $5.3 million, representing an increased loss of $22.3 million from the three months ended September 30, 2022. For the nine months ended September 30, 2023, the loss on revaluation of financial instruments was $7.9 million, representing an increased loss of $27.1 million from the nine months ended September 30, 2022. For both the three and nine month comparative periods, the change was primarily related to the change in fair value of our investment in Vitura Health Limited (“Vitura”). For further information, see Note 4 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Impairment loss on other investments
There were no impairment losses on other investments during the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, impairment loss on other investments were $29.0 million and $40.2 million, respectively, due to impairment charges recorded on our PharmaCann Option for the difference between its estimated fair value and its carrying amount. For more information, see Note 4 “Investments” in our condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Foreign currency transaction gain (loss)
For the three months ended September 30, 2023, foreign currency translation gain was $8.8 million, representing an increased gain of $6.4 million from the three months ended September 30, 2022. For the nine months ended September 30, 2023, foreign currency translation gain was $4.0 million, representing an increased gain of $6.3 million from the nine months ended September 30, 2022. For both the three and nine month comparative periods, the change was primarily due to certain foreign currency-denominated cash equivalents and short-term investments and certain foreign currency-denominated intercompany loans anticipated to be settled in the foreseeable future.
Other, net
Other, net primarily includes gains and losses on the disposal of assets.
Loss from discontinued operations

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net revenue	$—	$514	$1,029	$4,301
Cost of sales	—	2,501	2,044	6,274
Inventory write-down(i)	—	—	839	—
Gross profit	—	(1,987)	(1,854)	(1,973)
Operating expenses
Sales and marketing	—	676	518	4,075
Research and development	—	28	20	254
General and administrative	190	813	926	2,769
Restructuring costs	28	137	562	1,482
Share-based compensation	(4)	18	17	121
Depreciation and amortization	—	11	13	49
Impairment loss on long-lived assets(ii)	—	—	205	—
Total operating expenses	214	1,683	2,261	8,750
Interest income	1	1	9	2
Other, net(iii)	31	(112)	(132)	(159)
Total other loss	32	(111)	(123)	(157)
Loss before income taxes	(182)	(3,781)	(4,238)	(10,880)
Income tax expense (benefit)	—	—	—	—
Net loss from discontinued operations	$(182)	$(3,781)	$(4,238)	$(10,880)
(i)As of September 30, 2023, all inventory associated with our U.S. operations was $nil as a result of the $0.8 million inventory write-down of obsolete product in the second quarter of 2023.
(ii)During the nine months ended September 30, 2023, as a result of the exit of the U.S. operations, the Company recognized an impairment charge of $205 related to the right-of-use lease assets associated with the Company’s former U.S. manufacturing facility in Los Angeles, California.
(iii)For the three and nine months ended September 30, 2023 and September 30, 2022, Other, net related to loss on disposal of assets that were part of the U.S. operations.

For the three months ended September 30, 2023, loss from discontinued operations was $0.2 million, representing a decreased loss of $3.6 million from the three months ended September 30, 2022. For the nine months ended September 30, 2023, loss from discontinued operations was $4.2 million, representing a decreased loss of $6.6 million from the nine months ended September 30, 2022. For the comparative three month period, the decreased loss was driven by the decrease in operating expense as a result of the exit of U.S. operations. For the comparative nine month period, the decreased loss was driven by negative gross margins and higher operating expenses in the nine months ended September 30, 2022. For more information, see Note 2 “Discontinued Operations” in our condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
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
Adjusted EBITDA
Management reviews Adjusted EBITDA, a non-GAAP measure, which excludes non-cash items and items that do not reflect management’s assessment of ongoing business performance. Management defines Adjusted EBITDA as net income (loss) before interest, tax expense (benefit), depreciation and amortization adjusted for: share of (income) loss from equity method investments; impairment loss on goodwill and intangible assets; impairment loss on long-lived assets; (gain) loss on revaluation of derivative liabilities; (gain) loss on revaluation of financial instruments; transaction costs related to strategic projects; impairment loss on other investments; foreign currency transaction loss; other, net; loss from discontinued operations; restructuring costs; inventory write-downs resulting from restructuring actions; share-based compensation; and financial statement review costs and reserves related to the restatements of our 2019 and 2021 interim financial statements (the “Restatements”), including the costs related to the settlement of the SEC’s and the Ontario Securities Commission’s (“OSC”) investigations of the Restatements and legal costs defending shareholder class action complaints brought against us as a result of the 2019 restatement (see Part II, Item 1 “Legal Proceedings” of this Quarterly Report for a discussion of the shareholder class action complaints relating to the restatement of the 2019 interim financial statements and the settlement of the SEC’s and the OSC’s investigations of the Restatements). Results are reported as total consolidated results, reflecting our reporting structure of one reportable segment.
Management believes that Adjusted EBITDA provides the most useful insight into underlying business trends and results and provides a more meaningful comparison of period-over-period results. Management uses Adjusted EBITDA for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets.
Adjusted EBITDA is reconciled to net income (loss) as follows:

	Three months ended September 30, 2023
	Continuing Operations	Discontinued Operations	Total
Net loss	$(1,590)	$(182)	$(1,772)
Interest income, net	(13,375)	(1)	(13,376)
Income tax expense (benefit)	(1,254)	—	(1,254)
Depreciation and amortization	2,148	—	2,148
EBITDA	(14,071)	(183)	(14,254)
Share of (income) loss from equity method investments	(1,057)	—	(1,057)
(Gain) loss on revaluation of derivative liabilities(ii)	(8)	—	(8)
(Gain) loss on revaluation of financial instruments(iii)	5,291	—	5,291
Foreign currency transaction (gain) loss	(8,816)	—	(8,816)
Other, net(v)	(966)	(31)	(997)
Restructuring costs(vi)	1,423	28	1,451
Share-based compensation(vii)	1,957	(4)	1,953
Financial statement review costs(viii)	344	—	344
Inventory write-down(ix)	716	—	716
Adjusted EBITDA	$(15,187)	$(190)	$(15,377)

	Three months ended September 30, 2022
	Continuing Operations	Discontinued Operations	Total
Net loss	$(33,105)	$(3,781)	$(36,886)
Interest income, net	(7,208)	(1)	(7,209)
Income tax expense (benefit)	2,118	—	2,118
Depreciation and amortization	3,166	282	3,448
EBITDA	(35,029)	(3,500)	(38,529)
Share of (income) loss from equity method investments	1,119	—	1,119
Impairment loss on long-lived assets(i)	28,972	—	28,972
(Gain) loss on revaluation of derivative liabilities(ii)	(375)	—	(375)
(Gain) loss on revaluation of financial instruments(iii)	(17,049)	—	(17,049)
Foreign currency transaction (gain) loss	(2,387)	—	(2,387)
Other, net(v)	581	112	693
Restructuring costs(vi)	387	137	524
Share-based compensation(vii)	4,247	18	4,265
Financial statement review costs(viii)	1,070	—	1,070
Adjusted EBITDA	$(18,464)	$(3,233)	$(21,697)

	Nine months ended September 30, 2023
	Continuing Operations	Discontinued Operations	Total
Net loss	$(25,288)	$(4,238)	$(29,526)
Interest income, net	(37,021)	(9)	(37,030)
Income tax expense (benefit)	(2,870)	—	(2,870)
Depreciation and amortization	6,689	244	6,933
EBITDA	(58,490)	(4,003)	(62,493)
Share of (income) loss from equity method investments	(831)	—	(831)
Impairment loss on long-lived assets(i)	—	205	205
(Gain) loss on revaluation of derivative liabilities(ii)	14	—	14
(Gain) loss on revaluation of financial instruments(iii)	7,856	—	7,856
Foreign currency transaction (gain) loss	(3,999)	—	(3,999)
Other, net(v)	(1,025)	132	(893)
Restructuring costs(vi)	1,423	562	1,985
Share-based compensation(vii)	6,823	17	6,840
Financial statement review costs(viii)	739	—	739
Inventory write-down(ix)	716	839	1,555
Adjusted EBITDA	$(46,774)	$(2,248)	$(49,022)

	Nine months ended September 30, 2022
	Continuing Operations	Discontinued Operations	Total
Net loss	$(78,997)	$(10,880)	$(89,877)
Interest income, net	(13,028)	(2)	(13,030)
Income tax expense (benefit)	2,172	—	2,172
Depreciation and amortization	9,502	997	10,499
EBITDA	(80,351)	(9,885)	(90,236)
Share of (income) loss from equity method investments	(4,078)	—	(4,078)
Impairment loss on long-lived assets(i)	3,493	—	3,493
(Gain) loss on revaluation of derivative liabilities(ii)	(14,204)	—	(14,204)
(Gain) loss on revaluation of financial instruments(iii)	(19,205)	—	(19,205)
Impairment loss on other investments(iv)	40,210	—	40,210
Foreign currency transaction (gain) loss	2,337	—	2,337
Other, net(v)	397	159	556
Restructuring costs(vi)	3,396	1,482	4,878
Share-based compensation(vii)	10,446	121	10,567
Financial statement review costs(viii)	6,286	—	6,286
Adjusted EBITDA	$(51,273)	$(8,123)	$(59,396)

(i)For the nine months ended September 30, 2023, impairment loss on long-lived assets related to certain leased properties associated with the Company’s former U.S. operations. For the nine months ended September 30, 2022, impairment loss on long-lived assets related to the Company’s decision to seek a sublease for leased office space in Toronto, Ontario, Canada during the first quarter of 2022. See Note 12 “Impairment Loss on Long-lived Assets.”
(ii)For the three and nine months ended September 30, 2023 and 2022, (gain) loss on revaluation of derivative liabilities represents the fair value changes on the derivative liabilities. See Note 6 “Derivative Liabilities.”
(iii)For the three and nine months ended September 30, 2023 and 2022, (gain) loss on revaluation of financial instruments related primarily to the Company’s equity securities in Vitura.
(iv)For the three and nine months ended September 30, 2022, impairment loss on other investments related to the PharmaCann Option for the difference between its fair value and carrying amount. See Note 4 “Investments.”
(v)For the three and nine months ended September 30, 2023 and 2022, other, net related to (gain) loss on disposal of assets.

(vi)For the three and nine months ended September 30, 2023, restructuring costs from continuing operations related to employee-related severance costs and other restructuring costs associated with the Realignment, as described in Note 7 “Restructuring. For the three and nine months ended September 30, 2023, restructuring costs from discontinued operations related to employee-related severance costs and other restructuring costs associated with the exit of our former U.S. operations, as described in Note 2 “Discontinued Operations.” For the three and nine months ended September 30, 2022, restructuring costs related to the employee-related severance costs and other restructuring costs associated with the Realignment. See Note 7 “Restructuring.”
(vii)For the three and nine months ended September 30, 2023 and 2022, share-based compensation related to the non-cash expenses of share-based compensation awarded to employees under the Company’s share-based award plans as described in Note 8 “Share-based Compensation.”
(viii)For the three and nine months ended September 30, 2023 and 2022, financial statement review costs include costs and reserves taken related to the Restatements, costs related to the Company’s responses to requests for information from various regulatory authorities relating to the Restatements and legal costs incurred defending shareholder class action complaints brought against the Company as a result of the 2019 restatement.
(ix)For the nine months ended September 30, 2023, inventory write-downs from discontinued operations relate to product destruction and obsolescence associated with the exit of our U.S. operations as described in Note 2 “Discontinued Operations.” For the three and nine months ended September 30, 2023, inventory write-downs from continuing operations relate to product destruction and obsolescence associated with the planned exit of Cronos Fermentation as described in Note 7 “Restructuring.”
Constant Currency
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for net revenues, gross profit, gross profit margin, operating expenses, net income (loss) and Adjusted EBITDA for the three and nine months ended September 30, 2023, as well as cash and cash equivalents and short-term investment balances as of September 30, 2023 compared to December 31, 2022, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the three and nine month comparative periods in 2022 rather than the actual average exchange rates in effect during the respective current periods; constant currency current and prior comparative balance sheet information is translated at the prior year-end spot rate rather than the current period spot rate. All growth comparisons relate to the corresponding period in 2022. We have provided this non-GAAP financial information to aid investors in better understanding the performance of our operations. The non-GAAP financial measures presented in this Quarterly Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP. See further discussion on foreign currency risk as noted in Item 3 “Quantitative and Qualitative Disclosures About Market Risk.”

The table below sets forth certain measures of consolidated results from continuing operations on a constant currency basis for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 as well as cash and cash equivalents and short-term investments as of September 30, 2023 and December 31, 2022, both on an as-reported and constant currency basis (in thousands):

As Reported	As Adjusted for Constant Currency
Three months ended September 30,	As Reported Change	Three months ended September 30,	Constant Currency Change
2023	2022	$	%	2023	$	%
Net revenue	$24,810	$20,409	$4,401	22%	$26,005	$5,596	27%
Gross profit	3,970	3,144	826	26%	4,216	1,072	34%
Gross margin	16%	15%	N/A	1	pp	16%	N/A	1	pp

Operating expenses	25,745	30,478	(4,733)	(16)%	25,905	(4,573)	(15)%
Net loss from continuing operations	(1,590)	(33,105)	31,515	95%	(823)	32,282	98%
Adjusted EBITDA	(15,187)	(18,464)	3,277	18%	(14,890)	3,574	19%

Nine months ended September 30,	As Reported Change	Nine months ended September 30,	Constant Currency Change
2023	2022	$	%	2023	$	%
Net revenue	$63,326	$64,716	$(1,390)	(2)%	$67,228	$2,512	4%
Gross profit	9,996	14,176	(4,180)	(29)%	10,736	(3,440)	(24)%
Gross margin	16%	22%	N/A	(6)	pp	16%	N/A	(6)	pp

Operating expenses	73,160	98,572	(25,412)	(26)%	76,476	(22,096)	(22)%
Net loss from continuing operations	(25,288)	(78,997)	53,709	68%	(26,561)	52,436	66%
Adjusted EBITDA	(46,774)	(51,273)	4,499	9%	(48,773)	2,500	5%

As of September 30,	As of December 31,	As Reported Change	As of September 30,	Constant Currency Change
2023	2022	$	%	2023	$	%
Cash and cash equivalents	$571,656	$764,644	$(192,988)	(25)%	$572,797	$(191,847)	(25)%
Short-term investments	267,905	113,077	154,828	137%	268,359	155,282	137%
Total cash and cash equivalents and short-term investments	$839,561	$877,721	$(38,160)	(4)%	$841,156	$(36,565)	(4)%

Net revenue

	As Reported				As Adjusted for Constant Currency
	Three months ended September 30,		As Reported Change		Three months ended September 30,	Constant Currency Change
	2023	2022	$	%	2023	$	%
Cannabis flower	$17,414	$13,674	$3,740	27%	$18,362	$4,688	34%
Cannabis extracts	7,268	6,627	641	10%	7,510	883	13%
Other	128	108	20	19%	133	25	23%
Net revenue	$24,810	$20,409	$4,401	22%	$26,005	$5,596	27%

	As Reported				As Adjusted for Constant Currency
	Nine months ended September 30,		As Reported Change		Nine months ended September 30,	Constant Currency Change
	2023	2022	$	%	2023	$	%
Cannabis flower	$44,556	$48,038	$(3,482)	(7)%	$47,520	$(518)	(1)%
Cannabis extracts	18,495	16,197	2,298	14%	19,419	3,222	20%
Other	275	481	(206)	(43)%	289	(192)	(40)%
Net revenue	$63,326	$64,716	$(1,390)	(2)%	$67,228	$2,512	4%

	As Reported				As Adjusted for Constant Currency
	Three months ended September 30,		As Reported Change		Three months ended September 30,	Constant Currency Change
	2023	2022	$	%	2023	$	%
Canada	$18,738	$13,370	$5,368	40%	$19,348	$5,978	45%
Israel	5,673	7,039	(1,366)	(19)%	6,239	(800)	(11)%
Other countries	399	—	399	100%	418	418	100%
Net revenue	$24,810	$20,409	$4,401	22%	$26,005	$5,596	27%

	As Reported				As Adjusted for Constant Currency
	Nine months ended September 30,		As Reported Change		Nine months ended September 30,	Constant Currency Change
	2023	2022	$	%	2023	$	%
Canada	$46,767	$41,335	$5,432	13%	$49,049	$7,714	19%
Israel	16,160	23,381	(7,221)	(31)%	17,761	(5,620)	(24)%
Other countries	399	—	399	100%	418	418	100%
Net revenue	$63,326	$64,716	$(1,390)	(2)%	$67,228	$2,512	4%
For the three months ended September 30, 2023, net revenue on a constant currency basis was $26.0 million, representing a 27% increase from the three months ended September 30, 2022. For the nine months ended September 30, 2023, net revenue on a constant currency basis was $67.2 million, representing a 4% increase from the nine months ended September 30, 2022. On a constant currency basis, net revenue increased for both the three and nine months ended September 30, 2023 primarily due to higher cannabis flower and extracts sales in the Canadian adult-use market, partially offset by lower cannabis flower sales in Israel driven by pricing pressure as a result of competitive activity, the slowdown in patient permit authorizations and geopolitical unrest, and an adverse price/mix in Canada in the cannabis flower category driving increased excise tax payments as a percentage of revenue.
Gross profit
For the three months ended September 30, 2023, gross profit on a constant currency basis was $4.2 million, representing a 34% increase from the three months ended September 30, 2022. For the nine months ended September 30, 2023, gross profit on a constant currency basis was $10.7 million, representing a 24% decrease from the nine months ended September 30, 2022. On a constant currency basis, gross profit increased for the three months ended September 30, 2023 primarily due to higher cannabis flower and extract sales in the Canadian adult-use market and lower biomass costs, partially offset by lower cannabis flower sales in Israel, an adverse price/mix in the Canadian cannabis flower category driving increased excise tax payments as a percentage of revenue and the inventory write-down recognized as a result of the decision to wind down operations at Cronos Fermentation. On a constant currency basis, gross profit decreased for the nine months ended September 30, 2023 primarily due to lower cannabis flower sales in the Israeli medical market, an adverse price/mix on cannabis flower sales in Canada resulting in higher excise taxes as a percentage of revenue and the inventory write-down recognized as a result of the decision to wind down operations at Cronos Fermentation, partially offset by higher cannabis flower and extract sales in the Canadian adult-use market.
Operating expenses
For the three months ended September 30, 2023, operating expenses on a constant currency basis were $25.9 million, representing a 15% decrease from the three months ended September 30, 2022. For the nine months ended September 30, 2023, operating expenses on a constant currency basis were $76.5 million, representing a 22% decrease from the nine months ended September 30, 2022. On a constant currency basis, operating expenses decreased for the three and nine months ended September 30, 2023, primarily due to lower professional fees, largely related to financial statement review costs, lower costs associated with the achievement of Ginkgo milestones, the acceleration of expense on equity awards granted to certain executive employees in connection with their separation from the Company, as well as previously held-back equity awards granted to certain executives in the prior year, impairment loss on long-lived assets recognized in the prior year, lower bonus expense, lower payroll costs and lower insurance costs, partially offset by higher sales and marketing expenses.

Net loss
For the three months ended September 30, 2023, net loss on a constant currency basis was $0.8 million, representing a 98% reduction in net loss from the three months ended September 30, 2022. For the nine months ended September 30, 2023, net loss on a constant currency basis was $26.6 million, representing a 66% reduction in net loss from the nine months ended September 30, 2022.
Adjusted EBITDA
For the three months ended September 30, 2023, Adjusted EBITDA on a constant currency basis was $(14.9) million, representing a 19% improvement from the three months ended September 30, 2022. For the nine months ended September 30, 2023, Adjusted EBITDA on a constant currency basis was $(48.8) million, representing a 5% improvement from the nine months ended September 30, 2022. The increase in Adjusted EBITDA for the three and nine months ended September 30, 2023 on a constant currency basis was primarily driven by higher cannabis flower and extracts sales in the Canadian adult-use market, decreases in general and administrative expenses, lower costs associated with the achievement of Ginkgo milestones, partially offset by lower cannabis flower sales in Israel driven by pricing pressure as a result of competitive activity, the slowdown in patient permit authorizations and geopolitical unrest, an adverse price/mix in Canada in the cannabis flower category driving increased excise tax payments as a percentage of revenue and higher sales and marketing expenses.
Cash and cash equivalents & short-term investments
Cash and cash equivalents and short-term investments on a constant currency basis decreased 4% to $841.2 million as of September 30, 2023 from $877.7 million as of December 31, 2022. The decrease in cash and cash equivalents and short-term investments is primarily due to cash flows used in operating activities in the nine months ended September 30, 2023.
Liquidity and Capital Resources
As of September 30, 2023, we had $571.7 million in cash and cash equivalents and $267.9 million in short-term investments. We believe that the existing cash and cash equivalents and short-term investments will be sufficient to fund the business operations and capital expenditures over the next twelve months. The following table summarizes the cash flows from operating, investing and financing activities:

(In thousands of U.S. dollars)	Nine months ended September 30, 2023
	2023	2022
Cash flows used in operating activities	$(59,650)	$(64,576)
Cash flows used in investing activities	(141,392)	(160,300)
Cash flows used in financing activities	(812)	(2,277)
Effect of foreign currency translation on cash and cash equivalents	8,866	(26,524)
Net change in cash	$(192,988)	$(253,677)
Comparison of cash flows between the nine months ended September 30, 2023 and the nine months ended September 30, 2022
Operating activities
During the nine months ended September 30, 2023, we used $59.7 million of cash in operating activities as compared to cash used of $64.6 million in the nine months ended September 30, 2022, representing a decrease in cash used of $4.9 million. This change is primarily driven by a $41.5 million increase in net income after adjusting for non-cash items during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 and a decrease in accounts receivable, partially offset by a $32.8 million decrease in income taxes payable as a result of a tax payment connected to the previously disclosed relinquishment by Altria of its warrant to purchase additional shares of the Company, an increase in interest receivable and a decrease in accounts payable.
Investing activities
During the nine months ended September 30, 2023, we used $141.4 million of cash in investing activities, compared to $160.3 million of cash used in investing activities during the nine months ended September 30, 2022, representing a decrease of $18.9 million in cash used by investing activities. This change is primarily driven by an $11.9 million increase in proceeds from the repayment of loans receivable in the nine months ended September 30, 2023.
Financing activities
During the nine months ended September 30, 2023, cash used in financing activities was $0.8 million, compared to $2.3 million of cash used in financing activities during nine months ended September 30, 2022, representing a decrease of $1.5 million in cash used in financing activities. This change is primarily driven by a decrease of $1.4 million in withholding taxes paid on share-based awards during nine months ended September 30, 2023 compared to nine months ended September 30, 2022.

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
A 10% change in the exchange rates for the Canadian dollar would have affected the carrying amount of the net assets by approximately $96.7 million and $77.4 million as of September 30, 2023 and December 31, 2022, respectively. The corresponding impact would be recorded in accumulated other comprehensive income. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains and losses could have a significant, and potentially adverse, effect on the Company’s results of operations.
During the three and nine months ended September 30, 2023, the Company had foreign currency gain on translation of $20.1 million and $1.1 million, respectively. During the three and nine months ended September 30, 2022 the Company had foreign currency loss on translation of $60.6 million and $68.8 million, respectively.

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures.
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2023. Based on that evaluation, management has concluded that, as of September 30, 2023, due to the existence of a material weakness in the Company’s internal control over financial reporting described below, the disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Remediation Plan and Status
As discussed above, we have identified a material weakness related to ITGCs in user access management and the provisioning and monitoring of privileged access. As of the filing date, the Company is in the process of implementing various initiatives intended to address the identified material weakness. In this regard, some of our key remedial initiatives include:

Material Weakness	Control, Control Enhancement or Mitigant	Implementation Status	Management Testing Status	Remediation Status
ITGCs	•Train security administrators on access provisioning and approval protocols.	Completed	Tested	Not Remediated
	•Align approval requirements for all privileged access for consistency and appropriate visibility within the IT function.	Completed	Tested	Not Remediated
	•Implement a process to identify instances where privileged access roles or profiles are assigned and, when identified, review activities performed during the period of assigned privileged access.	Completed	In Progress	Not Remediated
	•Implement a periodic control to compare each user’s system access to their responsibilities.	Completed	In Progress	Not Remediated
	•Implement an oversight control over security administrator actions.	Completed	In Progress	Not Remediated
(b)Changes in Internal Control over Financial Reporting
Other than the material weakness identified above and measures described above to remediate such material weakness, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Risks Related to Operations in Israel
Conditions in Israel could materially and adversely affect our business, financial condition, and results of operations.
We have operations in Israel through a strategic joint venture, Cronos Israel.
On October 7, 2023, Hamas terrorists from the Gaza Strip launched a rocket barrage against Israel and engaged in incursions into Israeli territory, breaching the Gaza-Israel border, attacking military bases and slaughtering and kidnapping civilians in neighboring Israeli communities. Israel formally declared war on October 8. The Israel-Hamas War may escalate, including due to an eruption of fighting between Hezbollah and Israel across Israel’s northern border, which would open a second front in the war, and may result in a broader conflict across the Middle East. The Israel-Hamas War (and any escalation) and any resulting regional political instability or interruption or curtailment of trade between Israel and its trading partners would likely materially and adversely affect our business, financial condition, and results of operations.
Our employees, including certain members of our management, operate from our offices located in Gan Shmuel, Israel and our manufacturing facilities located in Hadera, Israel. While our facilities have not been damaged by the war, rocket attacks continue, and our facilities could be damaged or destroyed. Imports into Israel have been severely restricted by the war, and we may be unable to import materials into Israel. Further, our sales have been, and likely will continue to be, adversely affected by the war.
Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Any losses or damages incurred by us could have an adverse effect on our business, financial condition, and results of operations.
Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict doing business with the State of Israel and with Israeli companies. A campaign of boycotts, divestment, and sanctions has been undertaken against Israel, which could also adversely impact our business, financial condition, and results of operations and the expansion of our business.
Our operations may be disrupted by the obligations of personnel to perform military service.
Some of our employees in Israel are obligated to perform annual reserve duty in the Israeli military for several days, and in some cases more, of annual military reserve duty each year until they reach the age of 40 (or older, for reservists who are military officers or who have certain occupations) and are subject to being called for additional active duty under emergency circumstances. In response to the Israel-Hamas War, a number of our employees have been called up to serve in the Israeli military. We cannot predict the full impact of these conditions on us in the future, particularly if emergency circumstances or an escalation in the political or military situation occurs. If many of our employees are called for active duty, our operations in Israel and our business may not be able to function at profitable levels, or at all, and our business in, results of operations from, Israel would be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2023, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
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
November 8, 2023

	By:	/s/ Jimmy McGinness
Jimmy McGinness Vice President, Controller, and Principal Accounting Officer
November 8, 2023