Form 10-K
period 2023-12-31
Cronos Group Inc.
filed 2024-02-29
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

Form 10-K
__________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of the Registrant computed by reference to the closing price of $1.97 per common share on June 30, 2023 was approximately $391,676,759.
As of February 23, 2024, there were 381,298,853 common shares of the Registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report on Form 10-K will either be incorporated into this Annual Report on Form 10-K by reference to the registrant’s definitive proxy statement for its 2024 Annual Meeting of Shareholders, or will be included in an amendment to this Annual Report on Form 10-K to be filed no later than 120 days after the registrant's fiscal year ended December 31, 2023.

Unless otherwise noted or the context indicates otherwise, references in this Annual Report on Form 10-K (this “Annual Report”) to the “Company”, “Cronos”, “we”, “us” and “our” refer to Cronos Group Inc., its direct and indirect wholly owned subsidiaries and, if applicable, its joint ventures and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; the term “U.S. hemp” has the meaning given to the term “hemp” in the U.S. Agricultural Improvement Act of 2018 (the “2018 Farm Bill”), including hemp-derived cannabidiol (“CBD”); and the term “U.S. Schedule I cannabis” means cannabis excluding U.S. hemp.
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

(Exchange rates are shown as C$ per $)	As of December 31,
	2023	2022	2021
Average rate	1.3494	1.3017	1.2541
Spot rate	1.3243	1.3554	1.2746

(Exchange rates are shown as ILS per $)	As of December 31,
	2023	2022	2021
Average rate	3.6819	3.3566	3.2297
Spot rate	3.6163	3.5178	3.1149
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
Forward-Looking Statements include, but are not limited to, statements with respect to:
•expectations related to the war involving Israel and Hamas (the “Israel-Hamas War”) and its impact on our operations in Israel, the supply of product in the market and the demand for product by medical patients in Israel, as well as any regional or global escalations to the Israel-Hamas War and its impact to global commerce and stability;
•expectations related to the German and Australian markets, including our strategic partnerships with Cansativa GmbH (“Cansativa”) and Vitura Health Limited (“Vitura”), respectively, and our plans to distribute the PEACE NATURALS® brand in Germany;
•expectations related to our announcement of cost-cutting measures, including our decision to wind down operations at our Winnipeg, Manitoba facility and list the facility for sale, the expected costs and benefits from the wind-down of production activities at the facility, challenges and effects related thereto as well as changes in strategy, metrics, investments, costs, operating expenses, employee turnover and other changes with respect thereto;
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
•the timing of the change in the nature of operations at, and the announced sale-leaseback of, our facility in Stayner, Ontario (the “Peace Naturals Campus”) and the expected costs and benefits from the wind-down of certain production activities at the Peace Naturals Campus;
•our ability to complete the sale and leaseback of the Peace Naturals Campus pursuant to the agreement with Future Farmco Canada Inc. (“Future Farmco”)
•our ability to acquire raw materials from suppliers, including Cronos Growing Company Inc. (“Cronos GrowCo”), and the costs and timing associated therewith;

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
•laws and regulations and any amendments thereto applicable to our business and the impact thereof, including uncertainty regarding the application of United States (“U.S.”) state and federal law to cannabis and U.S. hemp (including CBD and other U.S. hemp-derived cannabinoids) products and the scope of any regulations by the U.S. Food and Drug Administration (the “FDA”), the U.S. Drug Enforcement Administration (the “DEA”), the U.S. Federal Trade Commission (the “FTC”), the U.S. Patent and Trademark Office (the “PTO”) and any state equivalent regulatory agencies over cannabis and U.S. hemp (including CBD and other U.S. hemp-derived cannabinoids) products, including the possibility marijuana is moved from Schedule I to Schedule III under the U.S. Controlled Substances Act;
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
•our compliance with the terms of the settlement with the SEC (the “Settlement Order”) and the settlement agreement with the Ontario Securities Commission (the “Settlement Agreement”); and
•the impact of the loss of our ability to rely on private offering exemptions under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and the loss of our status as a well-known seasoned issuer, each as a result of the Settlement Order.
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
The Forward-Looking Statements contained herein are based upon certain material assumptions that were applied in drawing a conclusion or making a forecast or projection, including: (i) our ability to effectively navigate developments in the Israel-Hamas War and its impact on our employees and operations in Israel, the supply of product in the market and demand for product by medical patients in Israel; (ii) our ability to efficiently and effectively distribute our PEACE NATURALS® brand in Germany with our strategic partner Cansativa and our ability to efficiently and effectively distribute products in Australia with our strategic partner Vitura; (iii) our ability to realize the expected cost-savings and other benefits related to the wind-down of our operations at our

Winnipeg, Manitoba facility, (iv) our ability to realize the expected cost-savings, efficiencies and other benefits of our Realignment and other announced cost-cutting measures and employee turnover related thereto; (v) our ability to efficiently and effectively wind down certain production activities at the Peace Naturals Campus, receive the benefits of the change in the nature of our operations at, and the announced sale-leaseback of, our Peace Naturals Campus and acquire raw materials on a timely and cost-effective basis from third parties, including Cronos GrowCo; (vi) our ability to satisfy all conditions for the sale and leaseback of the Peace Naturals Campus; (vii) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our acquisitions and strategic investments; (viii) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (ix) government regulation of our activities and products including, but not limited to, the areas of cannabis taxation and environmental protection; (x) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (xi) consumer interest in our products; (xii) our ability to differentiate our products, including through the utilization of rare cannabinoids; (xiii) competition; (xiv) anticipated and unanticipated costs; (xv) our ability to generate cash flow from operations; (xvi) our ability to conduct operations in a safe, efficient and effective manner; (xvii) our ability to hire and retain qualified staff, and acquire equipment and services in a timely and cost-efficient manner; (xviii) our ability to exercise the PharmaCann Option and realize the anticipated benefits of the transaction with PharmaCann; (xix) our ability to complete planned dispositions, and, if completed, obtain our anticipated sales price; (xx) general economic, financial market, regulatory and political conditions in which we operate; (xxi) management’s perceptions of historical trends, current conditions and expected future developments; and (xxii) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.
By their nature, Forward-Looking Statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the Forward-Looking Statements in this Annual Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, negative impacts on our employees, business and operations in Israel due to the Israel-Hamas War, including that we may not be able to produce, import or sell our products or protect our people or facilities in Israel during the Israel-Hamas War; the supply of product in the market and the demand for product by medical patients in Israel; that we may not be able to successfully continue to distribute our products in Germany and Australia or generate material revenue from sales in those markets; that we may not be able to achieve the anticipated benefits of the wind-down of our operations at our Winnipeg, Manitoba facility or be able to access raw materials on a timely and cost-effective basis from third-parties; that we may be unable to further streamline our operations and reduce expenses; that we may not be able to effectively and efficiently re-enter the U.S. market in the future; that we may not be able to wind down certain production activities at, and complete the sale-leaseback of, the Peace Naturals Campus in a disciplined manner or achieve the anticipated benefits of the change in the nature of our operations or be able to access raw materials on a timely and cost-effective basis from third-parties, including Cronos GrowCo; the military conflict between Russia and Ukraine may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; the risk that cost savings and any other synergies from the Altria Investment may not be fully realized or may take longer to realize than expected; failure to execute key personnel changes; the risks that our Realignment, the change in the nature of our operations at the Peace Naturals Campus and our further leveraging of our strategic partnerships will not result in the expected cost-savings, efficiencies and other benefits or will result in greater than anticipated turnover in personnel; lower levels of revenues; the lack of consumer demand for our products; our inability to reduce expenses at the level needed to meet our projected net change in cash and cash equivalents; our inability to manage disruptions in credit markets; unanticipated future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; growth opportunities not turning out as expected; the lack of cash flow necessary to execute our business plan (either within the expected timeframe or at all); difficulty raising capital; the potential adverse effects of judicial, regulatory or other proceedings, or threatened litigation or proceedings, on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the unexpected effects of actions of third parties such as competitors, activist investors or federal (including U.S. federal), state, provincial, territorial or local regulatory authorities or self-regulatory organizations; adverse changes in regulatory requirements in relation to our business and products; legal or regulatory obstacles that could prevent us from being able to exercise the PharmaCann Option and thereby realize the anticipated benefits of the transaction with PharmaCann; dilution of our fully diluted ownership of PharmaCann and the loss of our rights as a result of that dilution; our failure to improve our internal control environment and our systems, processes and procedures; and the factors discussed under Part I, Item 1A “Risk Factors” in this Annual Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on Forward-Looking Statements.
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
Discontinued Operations
In the second quarter of 2023, Cronos exited its U.S. hemp-derived cannabinoid product operations. The exit of the U.S. operations represented a strategic shift that has a major effect on Cronos’ operations and financial results, and as such, qualifies for reporting as discontinued operations in our consolidated statements of net loss and comprehensive loss. Prior period amounts have been reclassified to reflect the discontinued operations classification of the U.S. operations. For further detail on the discontinuation of the U.S. operations, see Note 2 “Discontinued Operations” to the consolidated financial statements under Item 8 of this Annual Report.
Business Segments
Beginning in the second quarter of 2023, following the exit of our U.S. operations, Cronos is reporting through one consolidated segment, which includes operations in both Canada and Israel. In Canada, Cronos operates two wholly owned license holders under the Cannabis Act (Canada) (the “Cannabis Act”), Peace Naturals Project Inc. (“Peace Naturals”), which has production facilities near Stayner, Ontario, and Thanos Holdings Ltd., known as Cronos Fermentation (“Cronos Fermentation”), which has a production facility in Winnipeg, Manitoba. In November 2023, Cronos announced Peace Naturals had entered into an agreement for the sale and leaseback of the Peace Naturals Campus. See “Operations and Investments—Sale and Leaseback of the Peace Naturals Campus” for more information. In August 2023, Cronos announced the planned wind-down of Cronos Fermentation, and has listed the facility for sale. In Israel, the Company operates under the IMC-GAP, IMC-GMP and IMC-GDP certifications required for the cultivation, production and marketing of dried flower, pre-rolls and oils in the Israeli medical market.
Operations and Investments
Peace Naturals Campus / Cronos GrowCo
The production facilities at the Peace Naturals Campus and the production facilities of Cronos GrowCo are licensed by Health Canada under the Cannabis Act to engage in the cultivation, processing, distribution and sale of dried flower, cannabis seeds, cannabis plants, cannabis extracts, cannabis topicals and cannabis edibles, among other prescribed activities.
Cronos Fermentation
The production facility at Cronos Fermentation is licensed by Health Canada under the Cannabis Act to engage in the processing and distribution and sale of dried flower, cannabis seeds, and cannabis plants, among other prescribed activities, which includes the production of cultured cannabinoids. The facility also holds a license for Analytical Testing under the Cannabis Regulations. As noted above, in August 2023, Cronos announced the planned wind-down of Cronos Fermentation and has listed the facility for sale.
Israel
In Israel, the Company operates under the IMC-GAP, IMC-GMP and IMC-GDP certifications required for the cultivation, production and marketing of dried flower, pre-rolls and oils in the Israeli medical market.

Operations Outside of Canada and Israel
Cronos anticipates that it will continue expanding in the geographic markets outside of Canada and Israel in which we currently participate and entering new geographic markets. By leveraging operational, manufacturing and regulatory expertise, quality standards and procedures and intellectual property, we believe that we are well-positioned to effectively access these markets. Subject to applicable regulatory approvals, strategic international business opportunities pursued by us could include:
•production, distribution, sales and marketing in jurisdictions that have passed legislation to legalize the production, distribution and possession of cannabis products at all relevant levels of government; and
•the export of cannabis products to markets that permit the import of such products.
We distribute PEACE NATURALS® branded products along with other white-labeled cannabis products in the German medical market through our strategic partnership with Cansativa, a leading German cannabis company. In Australia, we distribute cannabis products through a distribution relationship with Vitura (formerly known as Cronos Australia Limited).
We seek to conduct business only in jurisdictions where we believe it is legal to do so and where such operations remain compliant with our listing obligations with the TSX and Nasdaq. Determining whether a business activity is legal in a jurisdiction may require judgment since laws, rules, regulations and licenses may not be clear and legal interpretation and advice of counsel may vary. If a business activity in which we engage in any jurisdiction is determined to be illegal, we could be subject to fines, penalties, reputational harm, delisting from securities exchanges and material civil, criminal and regulatory litigation and proceedings or be enjoined from doing business in the applicable jurisdiction. See “Risk Factors—Risks Relating to Regulation and Compliance—We operate in highly regulated sectors where the regulatory environment is rapidly developing, and we may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business.”
Sale and Leaseback of the Peace Naturals Campus
On November 27, 2023, the Company announced that Peace Naturals had entered into an agreement (the “Sale Agreement”) with Future Farmco Canada Inc. (“Future Farmco”) for the sale and leaseback of the Peace Naturals Campus. Pursuant to the terms of the Sale Agreement, Future Farmco has agreed to acquire the Peace Naturals Campus for an aggregate purchase price of C$23 million cash, subject to the terms and conditions set forth therein, including (a) Future Farmco having given written notice that it has satisfied itself in its sole, absolute and subjective discretion with respect to all aspects of the property, including title to the property, the physical condition of the property, zoning, environmental matters, financial matters including financing of the purchase price, and its review of the deliverables on or before the first business day that is 180 calendar days following the date of the Sale Agreement; (b) the Company having obtained all requisite approvals for the amendment of its licensed site perimeter from Health Canada on terms and conditions satisfactory to the Company, acting reasonably, prior to the end of the first business day following the later of: (i) 180 calendar days after the date of the Sale Agreement; or (ii) 75 calendar days after the satisfaction or waiver of Future Farmco’s condition described above; and (c) the parties having agreed, no later than 75 calendar days following the date of the Sale Agreement, to a form of lease to be entered into at closing for the Company to lease a portion of the Peace Naturals Campus (the “Lease Condition”). On February 29, 2024, the Company entered into a waiver and amending agreement with Future Farmco, pursuant to which the parties waived the Lease Condition. See “Risk Factors—Risks Relating to Our Growth Strategy—There can be no assurance that the regulatory approvals will be obtained or that the other closing conditions for the sale and leaseback of the Peace Naturals Campus will be satisfied or waived in a timely manner or at all.” As of the date of this Annual Report, the parties have agreed to a form of lease to be entered into at closing.
At closing, the parties expect to enter into a lease agreement for portions of the Peace Naturals Campus, which will include an initial five-year term and one five-year renewal option that may be exercised by the Company. The Company has the right to terminate the lease without penalty anytime after the second anniversary of the lease by giving written notice at least 12 months prior to termination. The leased premises will be identified and agreed between both parties prior to closing.
Joint Ventures/Strategic Investments
We have established two strategic joint ventures in Canada and Israel. Additionally, we hold approximately 9.6% of the issued capital of Vitura Health Limited (“Vitura”), which we account for as equity securities with a readily determinable fair value, and approximately 13.7% of the issued capital of NatuEra S.à.r.l. (“Natuera”), which we account for as equity securities without a readily determinable fair value, as of December 31, 2023.

Our ownership interest in each of our joint ventures is summarized in the table below.

Joint Venture	Jurisdiction	Ownership Interest(i)
Cronos Israel(ii)	Israel	70%/90%
Cronos GrowCo(iii)	Canada	50%
(i)    We define ownership interest as the proportionate share of net income to which we are entitled; equity interest may differ from ownership interest shown above. We consolidate the financial results of Cronos Israel and account for our other joint ventures under the equity method of accounting. See Note 1 “Background, Basis of Presentation, and Summary of Significant Accounting Policies” and Note 4 “Investments” to our consolidated financial statements in Item 8 of this Annual Report.
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
Strategic Investment in PharmaCann, Inc.
On June 14, 2021, Cronos USA Holdings Inc., a wholly owned subsidiary of the Company, purchased an option (the “PharmaCann Option”), with an exercise price of $0.0001 per share, to acquire an approximately 10.5% ownership stake in PharmaCann, Inc. (“PharmaCann”) on a fully diluted basis for total consideration of approximately $110.4 million. PharmaCann is a leading vertically integrated U.S. cannabis company that has a broad geographic footprint in the U.S. and has built an efficient, effective and scalable operating model. The PharmaCann Option exercise will be based upon various factors, including the status of U.S. federal cannabis legalization, as well as regulatory approvals, including in the states where PharmaCann operates that may be required upon exercise. Following the exercise of the PharmaCann Option, the Company and PharmaCann will enter into commercial agreements that would permit each party to offer its products through the other party’s distribution channels.
As of December 31, 2023, the Company’s ownership percentage in PharmaCann on a fully diluted basis was approximately 5.9%. Under the terms of the Company’s investment in PharmaCann, the Company’s rights to nominate an observer or a director to the PharmaCann board of directors could be lost if the Company’s ownership drops below 6% on a fully diluted basis and it sells or transfers all or any portion of the option (subject to certain exceptions).
No U.S. Schedule I Cannabis-Related Activities
Though a number of states in the U.S. have authorized the cultivation, distribution or possession of U.S. Schedule I cannabis and U.S. Schedule I cannabis containing products to various degrees and subject to various requirements or conditions, U.S. Schedule I cannabis continues to be a Schedule I controlled substance under the U.S. Controlled Substances Act (the “CSA”). Therefore, the cultivation, manufacture, distribution and possession of U.S. Schedule I cannabis violates federal law in the U.S. unless a U.S. federal agency, such as the DEA, grants a registration for a specific activity, such as research, with U.S. Schedule I cannabis.
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
In Canada, we sell a variety of cannabis products through wholesale channels under both our core adult-use brands, Spinach® and Lord Jones®, and under our core wellness platform, PEACE NATURALS®. In addition, PEACE NATURALS® cannabis products are currently available in the Israeli and German medical markets.

Brand Positioning	Mainstream adult-use	Wellness	Premium adult-use
Product Offering	Dried flower, pre-rolls, vaporizers, edibles	Dried flower, pre-rolls, cannabis tinctures	Pre-rolls, vaporizers, edibles
Geographic Availability	Canada	Canada, Israel & Germany	Canada
Core Adult-Use Brands
Spinach® is a mainstream adult-use cannabis brand focused on friends, fun and legendary cannabis. The Spinach® brand portfolio includes cannabinoid products in a wide range of formats including dried flower, pre-rolls, vaporizers and edibles.
The Spinach® brand also has two sub-brands, SOURZ by Spinach® and Spinach FEELZ™. SOURZ by Spinach® is a line of multi-colored, multi-flavored edibles in a variety of cannabinoid ratios in a distinctive “S” shaped gummy, featuring proprietary flavor masking technology. Spinach FEELZ™ prominently features rare cannabinoids in a range of product formats, designed to deliver unique and enhanced experiences made possible through proprietary blends of rare cannabinoids alongside common cannabinoids, like delta-9-tetrayhydrocannabinol (“THC”). Each product is formulated to help adult consumers, “Feelz. The Way You Want.”
Lord Jones® is a premium adult-use cannabis brand that goes above and beyond to unlock differentiated ways to experience cannabis. The Lord Jones® brand portfolio includes cannabis products in the pre-roll, vaporizer and edible categories.
Core Wellness Brand
PEACE NATURALS® is a global wellness platform committed to producing high-quality cannabis products. It is focused on building and shaping the global cannabis wellness market and promoting a holistic approach to wellness. The Company currently distributes products under PEACE NATURALS® for Canadian, Israeli and German medical markets.
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
Global Sales and Distribution - Principal Markets
Cronos has developed a diversified global sales and distribution network. We have built a distribution footprint in Canada through the adult-use and medical markets, as well as a distribution channel for the Israeli medical market.
Canadian Market and Distribution
•Medical Market. Following the closure of the Medical Cannabis by Shoppers Drug Mart platform, our PEACE NATURALS® medical cannabis products are sold in Canada through various third-party distributors.
•Adult-Use. We currently sell dried flower, pre-rolls, vaporizers and edibles through our core adult-use brands, Spinach® and Lord Jones®, to cannabis control authorities in all provinces of Canada and the Yukon territory, except Saskatchewan, where we sell to private-sector retailers, subject to the relevant province’s or territory’s product or other restrictions and requirements. As the Company’s supply chain grows, the Company continues to expand its portfolio of cannabis products for the existing markets in Canada.

Markets and Distribution Outside of Canada
•Israel. Cronos Israel holds the IMC-GAP, IMC-GMP and IMC-GDP certifications required for the cultivation, production and marketing of dried flower, pre-rolls and oils in Israel. Cronos Israel distributes PEACE NATURALS® branded cannabis products to the Israeli medical market through pharmacies. See “—Licenses and Regulatory Framework in Israel.”
•Europe. In September 2023, Cronos established a strategic partnership with Cansativa, a leading German cannabis company, to distribute PEACE NATURALS® branded products along with other white-labeled cannabis products in the German medical market
•Australia. We distribute cannabis products in Australia through a distribution relationship with Vitura (formerly known as Cronos Australia Limited).
We continue to seek new international distribution channels in jurisdictions that have legalized the production, distribution and possession of cannabis products at all relevant levels of government.
Global Supply Chain
Cronos is focused on establishing an efficient global supply chain by seeking to develop industry-leading methodologies and best practices at Cronos Fermentation and the Peace Naturals Campus and leveraging this expertise to create beneficial production partnerships. We plan to continue to develop a global supply chain, which will employ a combination of wholly-owned production facilities, third party suppliers and global production partnerships, all of which will support the manufacturing of cannabinoid-based consumer goods.
Canadian Supply Chain
•Peace Naturals Campus. The Peace Naturals Campus is licensed for cannabis production and the manufacturing of certain cannabis products. The Peace Naturals Campus is engaged in processing, finishing, packaging and shipping activities, as well as R&D activities, including cannabinoid product formulation, product development, tissue culture and micro propagation. In the fourth quarter of 2023, Cronos announced that its wholly owned subsidiary entered into an agreement with Future Farmco, a vertical farming company, for the sale and leaseback of the Peace Naturals Campus, subject to the terms and conditions set forth therein. As described under “Operations and Investments–Sale and Leaseback of the Peace Naturals Campus” above, the parties plan to enter into a lease agreement upon closing for portions of the Peace Naturals Campus.
•Cronos GrowCo. The Cronos GrowCo production facility is licensed for cannabis production and the manufacturing of certain cannabis products. Under its current licenses, Cronos GrowCo is permitted to sell certain cannabis products to other license holders in the wholesale channel, as well as to provincial cannabis control authorities. Cronos GrowCo holds Global GAP and ICANN GAP certifications (equivalent to IMC-GAP) for the export of dried flower to Israel.
•Cronos Fermentation. Cronos Fermentation is licensed for cannabis production and the manufacturing of certain cannabis products. In August 2023, Cronos announced the planned wind-down of Cronos Fermentation and has listed the facility for sale. Cronos Fermentation engaged in R&D to produce high-quality cultured cannabinoids at commercial scale.
•Third-party Supply and Manufacturing Agreements. In the ordinary course of our business, we enter into spot market purchase agreements and supply agreements with suppliers of dried flower and other cannabis products. Our supply agreements, for the most part, do not obligate us to purchase minimum quantities of products and generally contain provisions permitting cancellation of orders or termination on notice. We also enter into contract manufacturing agreements with other license holders for certain manufacturing and processing services related to our products.
Supply Chain Outside of Canada
•Cronos Israel. Cronos Israel holds the IMC-GAP, IMC-GMP and IMC-GDP certifications required for the cultivation, production, distribution, and marketing of dried flower, pre-rolls and oils in Israel. Cronos Israel distributes PEACE NATURALS® branded cannabis products to the Israeli medical market. See “—Licenses and Regulatory Framework in Israel” for more information on our licenses in Israel.
Major Customers
Major customers are customers for which sales equaled or exceeded 10% of our consolidated net revenues for the year. We had three major customers, Ontario Cannabis Retail Corporation, Alberta Gaming, Liquor and Cannabis Commission, and BC Liquor Distribution Branch, which accounted for approximately 34%, 21%, and 11%, respectively, of our consolidated net revenues, before excises taxes, for the year ended December 31, 2023. We mitigate credit risk through verification of the customers’ liquidity prior to the authorization of material transactions.

Government Contracts
In Canada, we sell cannabis products to cannabis control authorities in all provinces of Canada and the Yukon territory, except for Saskatchewan (where we sell to private-sector retailers), where each such cannabis control authority is the sole wholesale distributor and in certain provinces, the sole retailer, of cannabis products. We sell these products to the various cannabis control authorities under supply agreements that are subject to terms that allow for renegotiation of sale prices and termination at the election of the applicable cannabis control authority. In particular, the cannabis control authorities have in the past and may in the future choose to stop purchasing our products, may change the prices at which they purchase our products, may return our products to us and, in certain circumstances, may cancel purchase orders at any time including after products have been shipped. For the year ended December 31, 2023, we had approximately $96.5 million in sales to cannabis control authorities in Canada.
Research and Development Activities and Intellectual Property
Ginkgo
The collaboration and license agreement between Ginkgo and the Company (the “Ginkgo Collaboration Agreement”) enabled us to produce certain cultured cannabinoids at commercial scale at a fraction of the cost compared to traditional cultivation practices. The Ginkgo Collaboration Agreement was amended in June 2021 to enable accelerated commercialization of such cultured cannabinoids, ultimately resulting in the Company’s launching of its first cultured cannabinoid product containing cannabigerol (“CBG”) in the second half of 2021. These cultured cannabinoid molecules are identical to those produced by plants grown using traditional cultivation but are created by leveraging the power of biological manufacturing via fermentation. These cultured cannabinoids include rare cannabinoids that are difficult to produce at high purity and scale through traditional cultivation.
The Ginkgo Strategic Partnership enabled Cronos to produce large volumes of these cultured cannabinoids from custom yeast strains by leveraging the fermentation infrastructure at Cronos Fermentation. However, in August 2023, Cronos announced the planned wind-down of the Cronos Fermentation facility and has listed the facility for sale. As a result, we are no longer operating facilities that leverage the patented intellectual property under the Ginkgo Strategic Partnership, although Cronos may leverage this intellectual property, either through production at the Peace Naturals Campus or through a contract manufacturer, and Cronos continues to utilize these cultured cannabinoids in our products sold in Canada.
Ginkgo has filed certain patent applications pertaining to biosynthesis of cannabinoids to protect the intellectual property developed as part of the research progressing under the Ginkgo Strategic Partnership. Under the partnership, Cronos is the exclusive licensee of the intellectual property covered by the patent applications for the target cannabinoids.
The Ginkgo Strategic Partnership contemplates the performance of licensed R&D activities in the U.S. in order to produce cultured cannabinoids, and such activities are to be conducted in compliance with all applicable laws regarding controlled substances. We intend to distribute the target cannabinoids globally, where permitted by applicable law, and have received confirmation from Health Canada that this method of production is permitted under the Cannabis Act.
Cronos Fermentation
Cronos Fermentation is a fermentation and manufacturing facility in Winnipeg, Manitoba. The facility provided the fermentation and manufacturing capabilities we used to capitalize on the Ginkgo Strategic Partnership, by enabling us to produce the target cannabinoids contemplated under the Ginkgo Collaboration Agreement at commercial scale with high quality and high purity. In August 2023, Cronos announced the planned wind-down of the Cronos Fermentation facility and has listed the facility for sale.
Competitive Conditions
Competitive Conditions in Canada
We face competition in all aspects of our business in the Canadian adult-use and medical markets. As the demand for cannabis increases as a result of the legalization of adult-use cannabis in Canada under the Cannabis Act, we believe that new competitors will continue to enter the market.
The principal factors on which we compete with other Canadian license holders are product quality, innovation, intellectual property, brand recognition and price. We believe the Company’s strong capitalization resulting from the Altria Investment, along with the Spinach® and Lord Jones® brand recognition and differentiation in the Canadian adult-use market, will enable us to provide better quality consumer products, grow our Canadian business and strengthen our market position in Canada. However, a rapidly evolving and stringent federal regulatory framework affects all areas of our business. See “—Regulatory Framework in Canada” for further information on the regulatory framework applicable to our Canadian business.
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

In addition to competition from illegal market participants, we also face competition from licensed cannabis competitors that fail to comply with the regulations governing the cannabis industry when developing and selling cannabis products. If regulatory authorities are delayed in, or fail to, effectively restrict the sale and distribution of these non-compliant cannabis products, such regulatory non-compliance by our competitors may have adverse effects on our business and the perception of cannabis use.
Competitive Conditions Outside of Canada
We face competition when entering new markets. The principal factors on which we compete are product quality, innovation, intellectual property, brand recognition, price and physician familiarity. We believe we are positioned to enter certain markets in Europe in a meaningful way while continuing to operate and penetrate the markets we currently serve, such as in Israel and Germany, due to our strong capitalization resulting from the Altria Investment, extensive experience and expertise in the highly regulated cannabis industry in Canada, which can be leveraged when entering new markets or growing existing operations, and strong partnerships with local distributors. We believe these factors will enable us to develop greater market penetration, provide a greater variety of quality consumer products and enter into new markets and strengthen our existing market position in Europe, Australia and Israel. However, a patchwork of regulatory frameworks and federal regulations in these various regions also affects our ability to compete in emerging markets as evolving regulations and federal frameworks have the potential to affect all areas of our business.
Altria Strategic Investment
Altria Investment and Investor Rights Agreement
As of December 31, 2023, Altria beneficially owned 41.1% of our common shares and had the right to acquire additional common shares under its pre-emptive and top-up rights as discussed under “Pre-Emptive Rights and Top-Up Rights” below.
Investor Rights Agreement
In connection with the Altria Investment, we entered into the Investor Rights Agreement with Altria pursuant to which Altria received certain governance rights that are summarized below.
Board Representation
The Investor Rights Agreement provides that, for so long as Altria and certain of its affiliates (the “Altria Group”) continue to beneficially own at least 40% of our issued and outstanding common shares and the size of our board of directors (the “Board”) is seven directors, we agree to nominate for election as directors to the Board four individuals designated by Altria (the “Altria Nominees”). In addition, for so long as the Altria Group continues to beneficially own greater than 10% but less than 40% of our issued and outstanding common shares, Altria is entitled to nominate a number of Altria Nominees that represents its proportionate share of the number of directors comprising the Board (rounded up to the next whole number) based on the percentage of our issued and outstanding common shares beneficially owned by the Altria Group at the relevant time. At least one Altria Nominee must be independent as long as Atria has the right to designate at least three Altria Nominees and the Altria Group’s beneficial ownership of our issued and outstanding common shares does not exceed 50%.
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

•subject to certain exceptions, enter into any contract or other agreement, arrangement, or understanding with respect to, or consummate, any transaction or series of related transactions between us or any of our subsidiaries, on the one hand, and any related parties, on the other hand, involving consideration or any other transfer of value required to be disclosed pursuant to Item 404 of Regulation S-K promulgated pursuant to the Securities Act; or
•engage in the production, cultivation, advertisement, marketing, promotion, sale or distribution of cannabis or any Related Products and Services (as defined in the Investor Rights Agreement) in any jurisdiction, including the U.S., where such activity is prohibited by applicable law as of the date of the Investor Rights Agreement (subject to certain limitations).
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

Open Market Purchases
The Altria Group is permitted to acquire our common shares in the open market at any time and in any amount.
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
Commercial Arrangements
In connection with the Altria Investment, we and Altria have entered into certain commercial arrangements (the “Commercial Arrangements”), pursuant to which Altria may provide us with consulting services on matters which may include R&D, marketing, advertising and brand management, government relations and regulatory affairs, finance, tax planning, logistics and other corporate administrative matters. The services under the Commercial Arrangements are provided on customary terms and for a services fee payable by us that is equal to Altria’s reasonably allocated costs plus 5%.
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
Human Capital Resources
Cronos is an innovative global cannabinoid company committed to building disruptive intellectual property by advancing cannabis research, technology and product development. With a passion to responsibly elevate the consumer experience, Cronos is building an iconic brand portfolio. Our employees are critical to achieving this mission. In order to compete and succeed in our highly competitive and rapidly evolving industry, it is crucial that we continue to attract, develop, motivate and retain skilled, talented and passionate employees. The Company’s people strategy seeks to build a winning team and to foster a community where everyone feels included and empowered to do their best work.
As of December 31, 2023 we had 356 full-time employees. Of our full-time employees, 231 were in Canada, 49 were in the U.S., and 76 were in Israel. None of our employees are represented by a labor union or covered by a collective bargaining agreement.
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
Safety, Health and Well-being. The safety, health and well-being of our employees are paramount to the Company. We provide our employees and their families with access to a variety of health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status. See “Risk Factors—Risks Relating to Operations in Israel” for risks to the safety, health and well-being of our employees in Israel due to the Israel-Hamas War.
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
Regulatory Framework in Canada
Licenses and Regulatory Framework
The Cannabis Act and the Cannabis Regulations (the “Cannabis Regulations”) establish six classes of licenses:
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
The Cannabis Act requires the federal government to conduct a review of the Cannabis Act after three years, which commenced in September 2022. The scope of this statutory review includes, among other things, consideration of (i) the administration and operation of the Cannabis Act, (ii) the impact of the Cannabis Act on public health, (iii) the health and consumption habits of young persons, (iv) the impact of cannabis on indigenous persons and communities and (v) the impact of the cultivation of cannabis plants in a dwelling-house. The federal Minister of Health is expected to table a report in both Houses of Parliament by March 2024. The report resulting from the statutory review may recommend and/or lead to the amendment, removal or addition of provisions in or to the Cannabis Act which could adversely affect our business.

In addition to the current medical and adult-use regimes under the Cannabis Act, Health Canada has also been considering the implementation of a cannabis health product regime for products with potential therapeutic uses that would not require practitioner oversight. Between June and September 2019, Health Canada held a public consultation titled “Potential Market for Cannabis Health Products (CHPs) that would not Require Practitioner Oversight.” The consultation sought feedback from Canadians on the kinds of cannabis health products they would be interested in if such products were made available in Canada. A summary report of the consultation results was published by Health Canada in September 2020. Given the results of the consultation, Health Canada has indicated that it intends to obtain external scientific advice on the appropriate evidence standards required to demonstrate safety, efficacy and quality in cannabis health products, with the information it gathers informing the next steps on a potential implementation of a cannabis health product regime. Health Canada intends to engage with key stakeholders further in 2024.
In June 2021, Health Canada opened a consultation into the use of flavors in inhaled cannabis extracts as it claims that the availability of flavors is one of the factors that contributes to the increase in cannabis vaping in youth and young adults. As part of this consultation, Health Canada released proposed regulations that contemplate restricting the production, sale, promotion, packaging and labelling of inhaled cannabis extracts from having a flavor, other than the flavor of cannabis. The proposed amendments would apply equally to inhaled cannabis extracts sold for medical and non-medical purposes. The proposed amendments were pre-published in June 2021 and the consultation period closed in September 2021. No expected in-force date has been publicized.
In March 2023, Health Canada opened a consultation into potential amendments to the Cannabis Regulations, to streamline and clarify existing requirements; eliminate inefficiencies in the regulations such as duplication between requirements; and reduce administrative and regulatory burden, while continuing to meet the public health and public safety objectives of the Cannabis Act. The consultation closed in May 2023 and Health Canada is reviewing the comments received through the public consultation. The proposed amendments to the Cannabis Regulations are expected to be published in spring 2024 and the consultation period is expected to last 30 days.
In December 2023, Health Canada released guidance on cannabis products deliberately made with intoxicating cannabinoids other than delta-9-tetrayhydrocannabinol. Health Canada defines “intoxicating cannabinoids” as cannabinoids that bind to and activate the type 1 cannabinoid receptor (“CB1 receptor”). This guidance recommends that license holders apply the regulatory controls currently applicable to THC to all other cannabinoids that Health Canada defines as “intoxicating cannabinoids” in order to minimize the risks of accidental consumption, overconsumption and adverse effects. Health Canada’s guidance comes at a time when certain provincial cannabis regulators (such as those in Ontario, British Columbia and Alberta) are actively evaluating whether to permit the sale of, or whether to impose limits on the levels of, of certain cannabinoids.
Provincial and Territorial Developments
While the Cannabis Act provides for the regulation by the Canadian federal government of, among other things, the commercial production of cannabis and the sale of medical cannabis, the various provinces and territories of Canada regulate certain aspects of adult-use cannabis, including the distribution, sale, minimum age requirements and places where cannabis can be consumed.
The governments of each Canadian province and territory have implemented regulatory regimes for the distribution and sale of cannabis for adult-use purposes which continue to evolve over time. Most provinces and territories have announced a minimum age for possession and consumption of 19 years old, except for Québec and Alberta, where the minimum age is 21 and 18, respectively. In addition, provinces and territories may impose additional licensing requirements and restrictions on sales, distribution and promotion which are more stringent than those at the federal level. For example, the Société Quebécoise du Cannabis (the “SQDC”), the exclusive distributor of cannabis in the province and the sole retail and online vendor in Québec, does not permit cannabis vaporizers or other high THC non-edible cannabis products to be sold through its channels. The SQDC has also placed significant restrictions on the types of edibles that may be sold through its channels, prohibiting edibles that are sweet, confectionary, dessert, chocolate or any other product SQDC considers attractive to persons under 21 years of age. Similarly, the Prince Edward Island Cannabis Management Corporation does not allow cannabis vaporizers to be sold through its channels. Provincial distributors may also take different positions on the sale and distribution of products with various cannabinoids (including tetrahydrocannabivarin and cannabinol).
Licenses and Regulatory Framework in Israel
In Israel, cannabis is subject to the Israeli Dangerous Drugs Ordinance [New Version], 5733 – 1973 (the “Ordinance”), and its sale and use are prohibited unless applicable licenses have been obtained. Licenses to cultivate, produce, possess and use cannabis for medical or research purposes in Israel are granted by the Israel Medical Cannabis Agency within the Israeli Ministry of Health (the “Yakar” and the “Israeli MOH,” respectively). Until the Reform Regulations (as described below) take effect, patients must also obtain licenses either directly from physicians who have been authorized to grant patient licenses or from the Yakar following a request from the patient’s physician in order to purchase and consume medical cannabis.

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
In December 2021, the Director General of the Israeli MOH announced the appointment of a committee (the “CBD Committee”) intended to examine the possibility of excluding CBD from being considered a “dangerous drug” under the Ordinance. In February 2022, the CBD Committee published its recommendations. The CBD Committee concluded that it would be advisable to exclude CBD from the Ordinance and to allow CBD use, other than in food and cosmetics products, provided that the aggregate concentration of THC does not exceed 0.2%. The CBD Committee further recommended that during the next two years, CBD components not be approved as a component in food, food supplements, and cosmetics and that this issue be re-examined by a committee designated by the Israeli MOH. In March 2022, the Israeli MOH adopted the conclusions of the CBD Committee and published a draft order for public comments which excludes CBD from the Ordinance while setting the threshold of aggregate concentration of THC (or any structural derivative of THC) in any product, at 0.3%. Cosmetics and food products would be handled by specific regulations in such fields. As of January 2024, no final order was issued, and CBD has yet to be excluded from the Ordinance.
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
In July 2022, a committee appointed by the Director General of the Israeli MOH concluded that it would be advisable to reform the medical cannabis regulatory framework by transitioning from the grant of personal patient licenses to the issuance of prescriptions available through public healthcare services. In August 2022, the new regulations adopting this reform (the “Reform Regulations”) were presented for public comments. The Reform Regulations propose to amend the Ordinance to allow medical cannabis to be prescribed by trained and certified physicians and to be held and distributed by pharmacies. The Reform Regulations aim to ease the Yakar’s regulations relating to medical cannabis prescriptions and accelerate research and innovation in the field. The Reform Regulations were approved by the Israeli Parliament’s health committee in June 2023, and published in July 2023. The Reform Regulations were expected to enter into effect in December 2023, however, due to the situation in Israel and the Israel-Hamas War, its entrance into effect was postponed until March 29, 2024. On December 31, 2023, the Israeli MOH published proposed changes to the current directives and guidelines of the Yakar and Israeli MOH, which remained open for public comments until January 21, 2024.
In June 2022, 11 cannabis manufacturers (including Cronos Israel G.S Manufacturing Ltd.) (the “Petitioners”) filed an administrative petition to the District Court in Jerusalem regarding the Yakar’s decision to issue a constructive license (i.e., a license for dealing with medical cannabis, without a direct contact with the drug, such as brokering medical cannabis transactions) (the “Constructive License”). The Petitioners claim that the procedure and requirements for other licenses (e.g., for cultivation or production), granted by the Yakar, are unreasonably more stringent than those of the Constructive License. On January 5, 2023, the District Court in Jerusalem ordered the Israeli MOH to stop the issuance of Constructive Licenses for 60 days, and to formulate a clear policy regarding the issuance of such Constructive Licenses. On February 12, 2023, the director general of the Yakar published a decision regarding the Constructive Licenses, in response to the District Court’s order. The decision clarifies the Yakar’s authority to grant Constructive Licenses for the import/export of medical cannabis.
On August 30, 2023, following recommendation by the Israeli MOH’s committee, the Director General of the Israeli MOH appointed an additional committee (the “2023 Committee”). The 2023 Committee’s mandate is to comprehensively examine which cannabinoids and parts of the cannabis plant have a psychoactive-addictive effect and whether the classification of cannabis as a “dangerous drug” under the Ordinance is warranted. In September 2023, the Israeli MOH sought public comments and input about the 2023 Committee’s subject matter. The 2023 Committee was scheduled to publish its recommendations by January 1, 2024, but to date, has not done so.
Cronos Israel Licenses
Cronos Israel maintains the following certificates and corresponding permits: (1) full Good Agricultural Practices (“GAP”) certification, including a permit to propagate and cultivate at the full capacity of the greenhouse; and (2) Good Manufacturing Practices (“GMP”) and Good Distribution Practices (“GDP”) certificates and permits to produce and distribute dried flower, cannabis oils and pre-rolls.
Licenses and Regulatory Framework in Other Jurisdictions
We and our joint venture partners, strategic investments and strategic partners are subject to comprehensive and evolving regulations in each jurisdiction in which we and they operate. All aspects of the production, manufacture and distribution of cannabis products are regulated and subject to licensing regimes. These regulations and licensing regimes vary by jurisdiction and we, our joint venture partners, strategic investments and strategic partners spend significant time, effort and money to comply with the applicable requirements. We seek to comply with export laws in connection with distributing our products in other jurisdictions by obtaining export permits from Health Canada. Our strategic partners are responsible for compliance with import laws and local regulatory requirements (including laws related to distribution of medical products) in jurisdictions in which they operate.
Available Information
We are subject to the informational requirements of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, in accordance with the Exchange Act, we also file reports with and furnish other information to the SEC. The public may obtain any document that we file with or furnish to the SEC from the SEC’s Electronic Document Gathering, Analysis, and Retrieval system, which can be accessed at www.sec.gov, or via the System for Electronic Document Analysis and Retrieval Plus, which can be accessed at www.sedarplus.com, as well as from commercial document retrieval services.
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
•Facebook (https://www.facebook.com/The-Cronos-Group-419168411987225);
•X (f.k.a. Twitter) (https://twitter.com/cronosgroup); and
•LinkedIn (https://www.linkedin.com/company/cronosgroupcron/).
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
•The production and distribution of our products is subject to disruption, the risks of an agricultural business and the risk third-party suppliers and distributors may not perform their obligations to us.
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

•We have had two restatements and seven material weaknesses in our internal control over financial reporting over the last five years.
•We are subject to other risks generally applicable to our industry and the conduct of our businesses.
Risks Relating to Our Growth Strategy.
We have a limited operating history and therefore we are subject to many of the risks common to early-stage enterprises.
We began carrying on business in 2013 and generated our first revenues in 2013. In addition, many of our joint ventures are in the early stages of their operations and have generated little or no revenue. We are therefore subject to many of the risks common to early-stage enterprises, including limitations with respect to personnel, financial, and other resources and lack of revenues.
We may not be able to achieve or maintain profitability and may continue to incur losses in the future.
We have incurred significant losses in recent periods and have negative operating cash flow for the last five fiscal years. We may not be able to achieve or maintain profitability and may continue to incur significant losses in the future even in light of our Realignment, the pending sale-leaseback transaction and change in the nature of operations at the Peace Naturals Campus, the exit of our U.S. operations and the wind-down and exit of our operations at Cronos Fermentation. In addition, we expect to continue to incur significant operating expenses as we implement initiatives to continue to grow our business. If our revenues do not increase to offset these expected costs and operating expenses, we will not be profitable. If our revenue declines or fails to grow at a rate faster than our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We may not achieve profitability in the future and, even if we do become profitable, we might not be able to sustain that profitability.
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
While our revenue in Israel has experienced periods of significant growth, our prior performance is not indicative of any potential future results in Israel. The Israel-Hamas War has created significant uncertainty with respect to our operations in Israel and may materially and adversely affect our sales and other activities in Israel. There can be no assurance that our growth in the Israeli market can be sustained or will continue. Our ability to manage and sustain revenue growth in Israel will depend on a number of factors, many of which are beyond our control, including, but not limited to, the impact of, and developments in, the Israel-Hamas War on our operations, our ability to continue to import cannabis into Israel (including the outcome of the anti-dumping investigation initiated by the Israel Ministry of Economy and Industry, see Part II, Note 10 “Commitments and Contingencies” to the consolidated financial statements in Item 8 of this Annual Report for further details), changes in laws and regulations respecting the cultivation, production, marketing and sale of dried flower, pre-rolls and oils in Israel, growth of the medical cannabis patient count in Israel, increased competition, our ability to produce sufficient volumes of our products to meet customer demand and our ability to maintain or grow our market share in Israel. Any of these factors could materially and negatively impact our growth in Israel.
We have begun to further leverage our strategic joint venture with Cronos GrowCo. Our winddown of the cultivation and certain production activities at the Peace Naturals Campus as well as the previously-announced sale-leaseback of the Peace Naturals Campus and the Company’s intention to pursue a sale of Cronos Fermentation have increased the importance of Cronos GrowCo to our business and operations. Cronos GrowCo’s production facilities are our principal source of raw materials. Therefore, our performance in Israel is reliant on our ability to acquire such raw materials on a timely and cost-effective basis from Cronos GrowCo and to continue to import such raw materials and cannabis products to Israel from Cronos GrowCo’s production facilities. There is no guarantee that we will be able to successfully execute our strategy to expand production at Cronos GrowCo or that we will be able to obtain the regulatory approvals, licenses and permits required for both the export of cannabis from Canada and the import of cannabis into Israel. Further, there can be no assurance that the anti-dumping investigation initiated by the Israel Ministry of Economy and Industry will not result in the imposition of an anti-dumping duty on us or limit our imports into Israel, the impact of which could have a material adverse effect on our business in Israel.
Our acquisition strategy may not be successful, and we have in the past, and may in the future, need to write down the goodwill and indefinite-lived intangible assets recognized upon the acquisitions.
In the second quarter of 2021, we wrote off all of the goodwill and substantially all of the indefinite-lived intangible assets recognized upon the acquisition of Redwood and in the second quarter of 2023, we announced plans to cease our U.S. hemp operations. Acquisitions of companies or equity interests of companies operating in new markets are risky and speculative and may not produce the anticipated revenues and profits.
Our acquisition of the PharmaCann Option (the “PharmaCann Investment”) presents significant risks. See “Risk Factors—Risks Relating to Our Growth Strategy—Our U.S. strategy in part depends on the success of the PharmaCann Investment and there is no guarantee that we will exercise the PharmaCann Option in the near term, or at all, and, even if exercised, that the PharmaCann Investment will achieve the expected benefits of the transaction.”
We have had two restatements and seven material weaknesses in our internal control over financial reporting over the last five years. We had a material weakness in our control environment, and in 2021 and 2022, we experienced significant turnover, both voluntary and involuntary, in our accounting and financial reporting functions, as well as in our internal audit function. If we are unable to create and maintain an appropriate control environment, our business, results of operations, financial condition, cash flows and reputation will be adversely affected.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and for evaluating and reporting on the effectiveness of our system of internal control. Effective internal control is necessary for us to provide timely, reliable and accurate financial reports, identify and proactively correct any deficiencies, material weaknesses or fraud and meet our reporting obligations. We had two restatements and seven material weaknesses in the last five years and have had significant turnover, both voluntary and involuntary, in our accounting and financial reporting functions as well as in our internal audit function. Moreover, we had a material weakness in our control environment existing as of December 31, 2022. Remediation efforts have placed, and will continue to place, a significant burden on management and add increased pressure on our financial reporting resources and processes. The accuracy of our financial reporting and our ability to timely file with the SEC and the applicable securities regulatory authorities in Canada have in the past been, and may in the future be, adversely impacted if any additional material weaknesses in our internal control over financial reporting are identified. In addition, if additional material weaknesses or significant deficiencies in our internal control occur in the future, we could be required to restate our financial statements again, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weaknesses, subject us to regulatory investigations and penalties, harm our reputation, cause a decline in investor confidence or otherwise cause a decline in our stock price.
We are subject to civil litigation relating to the restatements and we cannot predict the outcome of this litigation, but we have incurred and expect to continue to incur significant costs and expenses in defending against this civil litigation. For more information on this civil litigation and proceedings, see Part II, Note 10(b) “Contingencies” to the consolidated financial statements under Item 8 of this Annual Report.
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
We currently have, and may in the future enter into additional, strategic alliances with third parties that we believe will complement or augment our existing business. Our ability to complete strategic alliances is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, strategic alliances could present unforeseen integration or operational obstacles or costs, may not enhance our business and may involve risks that could adversely affect us, including significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. Future strategic alliances could result in the incurrence of debt, costs and contingent liabilities, and there can be no assurance that future strategic alliances will achieve, or that our existing strategic alliances will achieve, the expected benefits to our business or that we will be able to consummate future strategic alliances on satisfactory terms, or at all. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, pursuant to the Ginkgo Collaboration Agreement, if we undergo a change of control that is approved by the Board, Ginkgo may elect to receive cash payments, which, given the number of Equity Milestone Events (as defined in the Ginkgo Collaboration Agreement) that have occurred to date, could total up to $15.8 million, in lieu of the common shares that would otherwise become issuable in connection with any Equity Milestone Events achieved following such election (the “Milestone Cash Election”). If we undergo a change in control that has not been approved by the Board, then Ginkgo will have the ability to terminate the Ginkgo Collaboration Agreement immediately, in which case, among other things: (i) all rights or licenses granted to us by Ginkgo under the Ginkgo Collaboration Agreement will terminate; (ii) certain expenses and costs incurred by Ginkgo will be accelerated and become due and payable by us; (iii) the then-outstanding and unpaid portion of all cash payments from us to Ginkgo for the achievement of R&D milestones by Ginkgo shall be due immediately as if all R&D milestones had been achieved; and (iv) a lump sum cash payment equal to the aggregate of all Milestone Cash Election amounts in respect of which the relevant Equity Milestone Events have not yet been achieved will be immediately due and payable by us. In addition, should Ginkgo terminate the Ginkgo Collaboration Agreement upon a change of control, we will no longer be able to use or commercialize the key patented intellectual property related to the production of the target cannabinoids, which could have a material adverse effect on our business, financial condition and results of operations. See “Description of Business—Research and Development Activities and Intellectual Property.”
As additional equity milestones occur under the Ginkgo Collaboration Agreement, we are required by accounting rules to conduct an impairment analysis related to the new Ginkgo exclusive licenses. These analyses have resulted in impairment charges in the past and may do so in the future as additional equity milestones are achieved. For a discussion of our most recent impairments of the Ginkgo exclusive licenses, see Note 7 “Goodwill and Intangible Assets, net” to the consolidated financial statements in Item 8 of this Annual Report.

We may not successfully execute our production capacity strategy.
We may not be successful in executing our strategy to expand production capacity at certain of our facilities and joint ventures and wind down of cultivation and certain production activities at the Peace Naturals Campus. Continuing and expanding operations at our facilities and joint ventures will be subject to obtaining and maintaining the appropriate licenses from the relevant regulatory agencies in those jurisdictions. In particular, continuing and expanding operations at Cronos GrowCo’s production facilities will be subject to obtaining and maintaining the appropriate licenses from Health Canada. Construction delays or cost over-runs in respect of such operations, howsoever caused, could have a material adverse effect on our business, financial condition and results of operations. Moreover, with the pending sale-leaseback transaction and change in the nature of operations at the Peace Naturals Campus, the continued operations of the Cronos GrowCo production facilities will be more important to us. Additionally, we must obtain approval from Health Canada for changes to our site perimeter on the Peace Naturals Campus prior to closing the sale-leaseback transaction and there can be no assurance as to whether or when we might obtain such approval. Cronos GrowCo’s production facilities are our principal source of raw materials.
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
We may not be able to successfully procure rare cannabinoids at commercially viable prices or in the quantities that we require.
As a result of our decision to wind down Cronos Fermentation, we no longer have the internal capacity to produce rare cannabinoids through the fermentation process developed with Ginkgo. To the extent we continue to utilize rare cannabinoids in our products, we may be required to engage third-party suppliers to obtain rights to new extraction methods or may be required to purchase rare cannabinoids in the open market. We may not be able to find third-party suppliers capable of producing rare cannabinoids at commercially viable prices or in the quantities we require. If we are unable to secure the necessary rare cannabinoids, we may experience product shortages and delays and we may be unable to launch new products, which could have a material adverse effect on our business, financial condition and results of operations.
There can be no assurance that the Realignment, the pending sale-leaseback and the change in the nature of operations at the Peace Naturals Campus, the exit of our U.S. operations and the wind-down and exit of our Cronos Fermentation facility will have a beneficial impact on our business, financial condition and results of operations. The timing, costs and benefits thereof cannot be guaranteed.
In the first quarter of 2022, we announced our Realignment to centralize functions under common leadership to increase efficient distribution of resources, improve strategic alignment and eliminate duplication of roles and costs; evaluate our global supply chain and perform product reviews and pricing and distribution optimization in order to reduce fixed expenses and reduce complexity; and implement an operating expense target to optimize cash deployment for activities such as margin accretive innovation and U.S. adult-use cannabis market entry in the future. Additionally, we announced a plan to leverage our strategic partnerships to improve supply chain efficiencies and reduce manufacturing overhead by partially exiting the Peace Naturals Campus. We subsequently decided to retain certain distribution, warehousing, R&D and manufacturing operations at the Peace Naturals Campus.
In the second quarter of 2023, we announced the exit of our U.S. operations. In the third quarter of 2023, we announced the wind-down and exit of our Cronos Fermentation facility.
There can be no assurance that these initiatives will achieve the expected benefits to our business or reduce costs or grow our revenue as intended and, if achieved at all, the timing thereof. The execution and implementation of these initiatives involve risk, including that significant amounts of management’s time and Company resources could be diverted from our core operations in order to complete such initiatives. Some risks, such as obtaining approval from Health Canada for changes to our site perimeter on the Peace Naturals Campus, are outside of our control. In addition, these initiatives could present unforeseen obstacles, lead to operating inefficiencies and negatively disrupt our corporate culture, which could lead to further employee attrition, any of which would have a material adverse effect on our business, financial condition and results of operations. We have and will continue to incur costs to implement these initiatives, and we could be subject to litigation risks and expenses. Our projected costs and expenses associated with the changes in operations described above may turn out to be too low by a material amount.
There can be no assurance that the regulatory approvals will be obtained or that the other closing conditions for the sale and leaseback of the Peace Naturals Campus will be satisfied or waived in a timely manner or at all.
Pursuant to the Sale Agreement, Future Farmco has agreed to acquire the Peace Naturals Campus subject to certain conditions. These conditions include, among other things, Future Farmco and the Company agreeing on the form of a lease, confirmation from Future Farmco that it has secured financing for the transaction and the Company receiving approval from Health Canada for site perimeter changes, each as set forth in the Sale Agreement. There can be no assurance that such closing conditions will be satisfied or waived or that the Company will obtain approval from Health Canada on commercially reasonable terms, in a timely manner, or at all, or that the sale and leaseback of the Peace Naturals Campus will be completed. Additionally, there can be no assurance that the sale and leaseback of the Peace Naturals Campus will occur on the terms and conditions described herein or previously announced.
We may not be able to realize the expected cost-savings and other benefits related to the wind-down of operations at the Cronos Fermentation facility.
In the third quarter of 2023, we announced the decision to wind down operations at the Cronos Fermentation facility, list the Cronos Fermentation facility for sale, and implement additional organization-wide cost reductions as we continue our Realignment initiatives. There can be no assurance that we will be able to sell the Cronos Fermentation facility within an acceptable time frame and for an acceptable price or that these initiatives will achieve the expected benefits to our business within our expected time frame. The execution and implementation of these initiatives involve risk, including that significant amounts of management’s time and Company resources could be diverted from our core operations in order to complete such initiatives. In addition, these initiatives could present unforeseen obstacles, lead to operating inefficiencies and negatively disrupt our corporate culture, which could lead to further employee attrition, any of which would have a material adverse effect on our business, financial condition and results of operations. We have and will continue to incur costs to implement these initiatives, and we could be subject to litigation.
The industries and markets in which we operate are relatively new, and these industries and markets may not continue to exist or grow as anticipated or we may ultimately be unable to succeed in these industries and markets.
The medical and adult-use cannabis industries and markets in which we operate are relatively new, are highly speculative, are rapidly expanding and may ultimately not be successful. In addition to being subject to general business risks, we need to continue to build brand awareness in these industries and markets through significant investments in our strategy, our production capacity, quality assurance and compliance with regulations. These activities may not promote our brand and products as effectively as intended, or at all. Competitive conditions and consumer tastes, as applicable, and spending patterns in these new industries and markets are relatively unknown and may have unique circumstances that differ from existing industries and markets. We are subject to all of the business risks associated with a new business in a niche market, including risks of unforeseen capital requirements, failure of widespread market acceptance of our products, failure to establish business relationships and competitive disadvantages against larger and more established competitors.
Accordingly, there are no assurances that these industries and markets will continue to exist or grow as currently estimated or anticipated, or function and evolve in a manner consistent with management’s expectations and assumptions, and a failure to do so could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to supply the purchasers in various provinces and territories of Canada with our products in the quantities or prices anticipated, or at all.
We have entered into supply arrangements for cannabis products with various provincial and territorial purchasers and have secured listings with private retailers in certain provinces. We have entered into such supply arrangements with all provinces in Canada (where the relevant provincial body is the sole wholesale distributor of cannabis products in the province) and the Yukon Territory and with private retailers in Saskatchewan. Our supply arrangements with provincial and territorial purchasers do not contain any binding minimum purchase obligations on the part of the relevant provincial or territorial purchaser.
We expect purchase orders to be primarily driven by end-consumer demand for our products and the relevant provincial, territorial or private purchaser supply at the relevant time. Accordingly, we cannot predict the quantities of our products that will be purchased by the provincial, territorial and private purchasers, or if our products will be purchased at all. Provincial and territorial purchasers may change the terms of the supply agreements at any time during the supply relationship including pricing, have broad rights of return of products and are under no obligation to purchase our products or maintain any listings of our products for sale. As a result, provincial and territorial purchasers have a significant amount of control over the terms of the supply arrangements. Furthermore, provincial and territorial purchasers may also decide to ban, limit or implement new guidance on the types of cannabis products permitted for sale in each of their jurisdictions (including in response to Health Canada’s guidance on intoxicating cannabinoids) which may result in some or all of our products being viewed as non-compliant with law or non-binding policy guidance.
The adult-use cannabis market in Canada has in the past been and may in the future become oversupplied.
Numerous additional cannabis producers have and may continue to enter the Canadian adult-use market. We and such other cannabis producers have in the past produced and may in the future produce more cannabis than is needed to satisfy the collective demand of the Canadian medical and adult-use markets, and we may be unable to export that over-supply into other markets. As a result, the available supply of cannabis could exceed demand, which has in the past, and may in the future, result in significant inventory write downs and decreases in market prices.

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
We are subject to liability arising from any fraudulent or illegal activity by our employees, contractors, manufacturers and consultants.
We are exposed to the risk that our employees, independent contractors, manufacturers and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or engaging in unauthorized activities that violate: (i) applicable laws and regulations; (ii) manufacturing standards; (iii) federal and provincial healthcare fraud and abuse of federal, state and provincial laws and regulations; or (iv) laws and regulations that require the true, complete and accurate reporting of financial information or data. It is not always possible for us to identify and deter misconduct by our employees and other third parties, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are brought against us, and we are not successful in defending them, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, loss or suspension of licenses and the curtailment of our operations, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, the regulatory approval processes in connection with the exercise of the PharmaCann Option may take a prolonged period of time to complete, which could significantly delay our ability to exercise the PharmaCann Option and realize the benefits of the PharmaCann Investment, or result in our not being able to exercise all or part of the PharmaCann Option. Furthermore, in connection with obtaining approvals from or otherwise satisfying the requests of the state regulators or applicable laws, we may be required to divest all or a portion of the PharmaCann Option, or if after the exercise of the PharmaCann Option, our shares of PharmaCann.
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
We are entitled to certain limited governance rights with respect to PharmaCann, including limited information rights and board observer rights. Therefore, we will have little to no ability to influence the strategy and material decisions of PharmaCann’s business. Furthermore, until such time as we exercise the PharmaCann Option, we will not have the ability to vote on matters requiring the vote of PharmaCann’s shareholders. In addition, we are subject to certain standstill restrictions, both prior to and after the exercise of the PharmaCann Option, which restrictions further limit our ability to influence decisions of PharmaCann.

Although we are entitled to certain anti-dilution protections with respect to our investment in PharmaCann, such protections are subject to various conditions, and our potential ownership in PharmaCann may be significantly diluted by, among other things, future issuances of PharmaCann securities or acquisition activity in which PharmaCann uses its equity as consideration. As of December 31, 2023, the Company’s ownership percentage in PharmaCann on a fully diluted basis was approximately 5.9%. Under the terms of our investment in PharmaCann, Cronos’ rights to nominate an observer to the PharmaCann board of directors could be lost if our ownership drops below 6% on a fully diluted basis and we sell or transfer all or any portion of the PharmaCann Option (subject to certain exceptions).
We must rely largely on our own market research to forecast sales and market demand and market prices may differ from our forecasts.
We must rely largely on our own market research and internal data to forecast sales as detailed market data is not generally obtainable from other sources at this early stage of the cannabis industry. If our sales forecasts and our expectations regarding market conditions, including prices, influence capital expenditure levels, inventory levels, production and supply chain capacity and operating expenses, prove to be inaccurate, this could have a material adverse effect on our business, financial condition and results of operations. For example, our forecasts for product demand and market conditions were impacted by a decline in market prices for cannabis products in the Canadian market, which contributed to our inventory write-down in the second and fourth quarters of 2020.
We could have difficulty integrating the operations of businesses that we have acquired and will acquire.
The success of our acquisitions depends upon our ability to integrate any businesses that we acquire. The integration of acquired business operations could disrupt our business by causing unforeseen operating difficulties, diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business. The difficulties of integrations could be increased by the necessity of coordinating geographically dispersed organizations, coordinating personnel with disparate business backgrounds, managing different corporate cultures, or discovering previously unknown liabilities. In addition, we could be unable to retain key employees or customers of the acquired businesses. We could face integration issues including those related to operations, internal control and information systems and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates or these acquisitions could fail to compete successfully. Any of these items could adversely affect our business, financial condition and results of operations. For more information on the risks associated with acquisitions, see “Risk Factors—Risks Relating to Our Growth Strategy—Our acquisition strategy may not be successful and we have in the past, and may in the future, need to write down the goodwill and indefinite-lived intangible assets recognized upon the acquisitions.”
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
For a discussion of previous write downs of indefinite-lived intangible assets and goodwill, see Note 7 “Goodwill and Intangible Assets, net” to the consolidated financial statements in Item 8 of this Annual Report.
Risks Relating to Operations in Israel
Conditions in Israel could materially and adversely affect our business, financial condition, and results of operations.
We have operations in Israel through a strategic joint venture, Cronos Israel.
On October 7, 2023, Hamas terrorists from the Gaza Strip launched a rocket barrage against Israel and engaged in incursions into Israeli territory, breaching the Gaza-Israel border, attacking military bases and slaughtering and kidnapping civilians in neighboring Israeli communities. Israel formally declared war on October 8. The Israel-Hamas War may further escalate, including due to an eruption of fighting between Hezbollah and Israel across Israel’s northern border, which would open a second front in the war, and may result in a broader conflict across the Middle East. The Israel-Hamas War (and any escalation) and any resulting regional political instability or interruption or curtailment of trade between Israel and its trading partners would likely materially and adversely affect our business, financial condition, and results of operations. On October 8, 2023, the Yakar issued guidelines for maintaining the business continuity in the field of medical cannabis, in light of the national effort relating to the Israel-Hamas War. Such guidelines include extensions of patient licenses and business licenses.

Our employees, including certain members of our management, operate from our offices located in Gan Shmuel, Israel and our manufacturing facilities located in Hadera, Israel. While our facilities have not been damaged by the war, rocket attacks continue, and our facilities could be damaged or destroyed. Imports into Israel have been severely affected by the war, and we may be unable to import materials into Israel. Further, our sales have been, and likely will continue to be, adversely affected by the war.
Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Any losses or damage incurred by us could have an adverse effect on our business, financial condition, and results of operations.
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
Research in Canada, the U.S. and internationally regarding the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, U.S. hemp or isolated cannabinoids (such as CBD and THC) inhaled, in dietary supplements, food, or cosmetic products remains in early stages. There have been relatively few clinical trials on the potential benefits of cannabis, U.S. hemp or isolated cannabinoids in dietary supplements, food, or cosmetic products and there is limited long-term data with respect to potential benefits, effects and/or interaction of these substances with human or animal biochemistry. As a result, our products could have unexpected side effects or safety concerns, the discovery of which could lead to civil litigation, regulatory actions and even possibly criminal enforcement actions. In addition, if the products we sell do not or are not perceived to have the effects intended by the end user, this could have a material adverse effect on our business, financial condition and results of operations.
The statements made by the Company, including in this Annual Report, concerning the potential benefits of cannabis, U.S. hemp and isolated cannabinoids are based on published articles and reports and therefore are subject to the experimental parameters, qualifications and limitations in such studies that have been completed. Although we believe that the existing public scientific literature generally supports our beliefs regarding the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, U.S. hemp and cannabinoids in dietary supplements, food, or cosmetic products, future research and clinical trials may cast doubt or disprove such beliefs, or could raise or heighten concerns regarding, and perceptions relating to, cannabis, U.S. hemp and cannabinoids, which could have a material adverse effect on the demand for our products with the potential to lead to a material adverse effect on our business, financial condition and results of operations. Given these risks, uncertainties and assumptions, undue reliance should not be placed on such literature. In particular, the FDA has raised several questions regarding the safety of CBD and other cannabinoids, particularly in food and dietary supplements and gaps in the public scientific literature supporting the use of CBD and other cannabinoids by the general population.
Clinical trials of cannabis-based medical products and treatments have a limited history, and any trials may not result in commercially viable products and treatments.
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
There have been a number of highly publicized cases involving lung and other illnesses and deaths that appear to be related to vaporizer devices and/or products used in such devices (such as vaporizer liquids). The focus has been on the vaporizer devices, the manner in which the devices were used and the related vaporizer device products – THC, nicotine, other substances in vaporizer liquids, possibly adulterated products and other illegal unlicensed cannabis vaporizer products. Some states, provinces, territories and municipalities in the U.S. and Canada have already taken steps to prohibit the sale or distribution of vaporizers, restrict the sale and distribution of such products or impose restrictions on flavors, substances and concentration of substances used, or use of such vaporizers. This trend may continue, accelerate and expand.
Cannabis vaporizers in Canada are regulated under the Cannabis Act, Cannabis Regulations and other laws and regulations of general application. Although this legislation sets rules and standards for the manufacture, composition, packaging, and marketing of cannabis vaporizer products, these rules and standards predate the spate of vaporizer-related health issues that have recently arisen in the U.S. These issues and accompanying negative public sentiment may prompt Health Canada or individual provinces/territories or municipalities to decide to further limit or defer the industry’s ability to sell cannabis vaporizer products and may also diminish consumer demand for such products. Currently, Québec and Prince Edward Island do not allow the sale of cannabis vaporizers in their respective jurisdictions and Health Canada is seeking to limit the flavors of inhaled cannabis extracts. In June 2021, Health Canada opened a consultation into the use of flavors in inhaled cannabis extracts as it claims that the availability of flavors is one of the factors that contributes to the increase in cannabis vaping in youth and young adults. As part of this consultation, Health Canada released proposed regulations that contemplate restricting the production, sale, promotion, packaging and labelling of inhaled cannabis extracts from having a flavor, other than the flavor of cannabis. The proposed amendments would apply equally to inhaled cannabis extracts sold for medical and non-medical purposes. The proposed amendments were pre-published in June 2021 and the consultation period closed in September 2021. No expected in-force date has been publicly announced.
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
The increased usage of social media, artificial intelligence and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views, whether or not true, on our operations and activities and the U.S. hemp and cannabis industries in general, whether true or not. Social media permits user-generated content to be distributed to a broad audience which can respond or react, in near real time, with comments that may be generated by automation and are often not filtered or checked for accuracy. In many cases, we do not have the ability to filter such comments or verify their accuracy. Accordingly, the speed with which negative publicity (whether true or not) can be disseminated has increased dramatically with the expansion of social media and artificial intelligence. The dissemination of negative or inaccurate posts, comments or other user-generated content about us on social media (including those published by third-parties) could damage our brand, image and reputation or how the U.S. hemp or cannabis industries are perceived generally, which could have a detrimental impact on the market for our products and thus on our business, financial condition and results of operations.
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
We are subject to litigation, claims and other legal and regulatory proceedings from time to time in the ordinary course of our manufacturing, marketing, distribution and sale of our products, some of which may adversely affect our business, financial condition and results of operations. Several companies in the U.S. hemp-derived CBD industry, including the Company, have become party to an increasing number of purported class actions lawsuits relating to their food and dietary supplement products containing U.S. hemp-derived CBD. While one such case against the Company was dismissed, similar class actions may be filed against us again, and the plaintiffs in such class action lawsuits, as well as in other lawsuits against us, may seek very large or indeterminate amounts, including punitive damages, which may remain unknown for substantial periods of time. Should any litigation in which we become involved be determined against us, such a decision could adversely affect our ability to continue operating, adversely affect the market price for our common shares and require the use of significant resources. Even to the extent we ultimately prevail in litigation, litigation can consume and redirect significant resources. Litigation may also create a negative perception of our brands, which could have an adverse effect on our business, financial condition and results of operations. See Part II, Note 10(b) “Contingencies” to the consolidated financial statements under Item 8 of this Annual Report for a discussion of our legal proceedings.
We may be subject to product liability claims.
As a manufacturer and distributor of products designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of cannabis and U.S. hemp products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of cannabis or U.S. hemp products alone or in combination with other medications or substances could occur as described above under “— There is limited long-term data with respect to the efficacy and side effects of cannabis, U.S. hemp and cannabinoids and future clinical research studies on the effects of cannabis, U.S. hemp and cannabinoids may lead to conclusions that dispute or conflict with our understanding and belief regarding their benefits, viability, safety, efficacy, dosing and social acceptance.” We have been, and may in the future be, subject to product liability claims that include, among others, our products caused injury or illness, incorrect labeling, inadequate instructions for use or inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our consumers generally, and could have a material adverse effect on our business, financial condition and results of operations. See Part II, Note 10(b) “Contingencies” to the consolidated financial statements under Item 8 of this Annual Report for a discussion on our legal proceedings.
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
For certain of our cannabis products, testing for cannabinoid levels, heavy metals and pesticides (among other things) is performed by independent third-party testing laboratories. Testing methods and analytical assays for cannabinoids and levels of detection vary among different testing laboratories in different jurisdictions. There is currently no industry consensus on standards for testing methods or an industry accepted compendium of analytical assays or standard levels of detection. The detected and reported cannabinoid content in our cannabis products therefore can differ depending on the laboratory and testing methods (analytical assays) used. Variations in reported cannabinoid content will likely continue until the relevant regulatory agencies and independent certification bodies (e.g., ISO, USP) collaborate to develop, publish and implement standardized analytical assays and levels of detection for cannabis, cannabinoids and their derivative products. Until such standardized analytical assays and levels of detection are developed, the existing differences could cause confusion with our consumers which could lead to a negative perception of us and our products, increase the risk of litigation regarding cannabinoid content and regulatory enforcement action and could make it more difficult for us to comply with regulatory requirements regarding contents of ingredients and packaging and labeling. For example, on June 16, 2020, an alleged consumer filed a Statement of Claim, which has since been dismissed as against the Company, on behalf of a class in the Court of King’s Bench of Alberta in Alberta, Canada, against the Company and other Canadian cannabis manufacturers and distributors alleging claims related to the defendants’ advertised content of cannabinoids in cannabis products for medicinal use on or after June 16, 2010 and cannabis products for adult use on or after October 17, 2018. See Part II, Note 10(b) “Contingencies” to the consolidated financial statements under Item 8 of this Annual Report.
The presence of trace amounts of THC in our U.S. hemp products may cause adverse consequences to users of such products that will expose us to the risk of litigation, liability and other consequences.
Some of our products that are intended to primarily contain U.S. hemp-derived CBD, or other U.S. hemp-derived cannabinoids, may contain trace amounts of THC. THC is a controlled substance in many jurisdictions, including under the federal laws of the U.S. if it exceeds the cut-off established in the U.S. definition of hemp. Whether or not ingestion of THC (at low levels or otherwise) is permitted in a particular jurisdiction, there may be adverse consequences to consumers of our U.S. hemp products who test positive for any amounts of THC because of the presence of trace amounts of THC in our U.S. hemp products. In addition, certain metabolic processes in the body may negatively affect the results of drug tests. Positive tests for THC may expose us to litigation from our consumers, adversely affect our reputation, and impact individuals’ participation in certain athletic, employment or other activities. A claim or regulatory action against us based on such positive test results could materially and adversely affect our business, financial condition, operating results, liquidity, cash flow and operational performance.
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
Our business may be impacted as a result of conditions in the global economy and financial markets, including changes in inflation, interest rates, and overall economic conditions.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including changes in inflation, interest rates and overall economic conditions. The worldwide economy continues to experience significant inflation and inflationary pressures, including, in particular, on wages. Inflation could reduce our purchasing power and negatively impact our ability to obtain goods and services at commercially viable prices. We may be unable to pass on rising costs, including increased employee costs, to our customers. To the extent that we are unable to offset such inflation through higher prices of our products or other cost savings, there would be a negative impact on our operating margins, net income, cash flows and the trading price of our common shares.

A period of sustained inflation across the markets in which we operate could result in higher operating costs and reduce our profitability. Despite efforts we may take to reduce the impact of inflation on our business across the markets in which we operate, it could become increasingly difficult to effectively mitigate the increases to our costs. In addition, the effects of inflation on consumers’ budgets could result in the reduction of our customers’ spending habits.
Additionally, interest rates directly affect the level of interest income we generate from investing our cash and cash equivalents and from our short-term investments. Interest rates are subject to fluctuation, and a decrease in interest rates could negatively impact our interest income. High interest rates have in the past had, and may in the future have, adverse effects on the disposable income of our customers and their spending habits.
Risks Relating to Production and Distribution of Products
Our production facilities, and those of our strategic joint ventures, are integral to our operations, and any adverse changes or developments affecting such facilities may impact our business, financial condition and results of operations.
Our activities and resources are focused on various production and manufacturing facilities including in Canada and Israel and, prior to our exit of our U.S. operations, the U.S. Some licenses are specific to those facilities. Adverse changes or developments affecting our facilities and the facilities of our joint venture partners, including but not limited to a breach of security, an inability to successfully grow cannabis plants or produce finished goods, unanticipated cost overruns in growing or producing products, an outbreak of a communicable illness (such as COVID-19) or a force majeure event, could have a material and adverse effect on our business, financial condition and results of operations. As we proceed to complete the pending sale-leaseback of, and effect the change in the nature of operations at, the Peace Naturals Campus, the production and manufacturing facilities that we continue to use have become increasingly important to our business. Any breach of the security measures and other facility requirements, including any failure to comply with recommendations or requirements arising from inspections by regulatory agencies, could also have an impact on our ability to continue operating under our licenses or the prospect of renewing our licenses or could result in a revocation of our licenses.
If the sale and leaseback of the Peace Naturals Campus is completed, we anticipate that the tenant rights we are granted under the lease agreement will enable us to complete any necessary maintenance for the Peace Naturals Campus. To the extent that Future Farmco’s cooperation or facilitation is required for such maintenance, and Future Farmco fails to cooperate in a timely manner or at all, we may be unable to complete such maintenance, which may adversely impact our financial performance. Additionally, as we proceed to wind down certain production activities at the Peace Naturals Campus, the production and manufacturing facilities that we continue to use will become increasingly important to our business.
We bear the responsibility for all of the costs of maintenance and upkeep at our facilities and our operations and financial performance may be adversely affected if our facilities are unable to keep up with maintenance requirements.
We may experience breaches of security at our facilities, which may expose us to the loss of inventory and risks related to violations of applicable laws and regulations.
Given the nature of our products and the concentration of inventory in our facilities, we are subject to the risk of theft. A security breach at one of our facilities could expose us to additional scrutiny from regulators, increased expenses and business disruptions relating to the resolution and future prevention of these breaches.
We have in the past and may in the future experience unauthorized access to our information technology systems or other cybersecurity incidents, which may make us unable to access or operate business critical systems and which may cause our customers to lose confidence in our cybersecurity, expose us to risks related to violations of applicable laws and regulations, and have a material adverse effect on our business, financial position and results of operations.
A cybersecurity incident or breach may occur in a variety of ways, including, without limitation, a procedural or process failure, information technology malfunction, inadvertent disclosure of sensitive or private information, deliberate unauthorized intrusion, computer virus, and direct or indirect cyberattack or other electronic security breach. Theft of data for competitive or fraudulent purposes, such as customer lists and preferences and other consumer and employee personal information, and trade secrets and other confidential intellectual property is an ongoing and growing risk. Any such theft or cybersecurity incident or breach may have a material adverse effect on our business, financial condition and results of operations.
We are dependent upon information technology systems in the conduct of our operations, and we collect, store and use certain data, intellectual property, proprietary business information and certain personal information of our employees and customers on those systems, including cloud-based systems. We have been, and expect to continue to be, subject to various cyberattacks and phishing schemes. Additionally, we are undertaking an effort to modernize our information technology systems, which could expose us to additional risks relating to our collection, storage and use of certain data on our systems.

There have been many highly publicized cyber-attacks over the last several years and we expect those to continue. Any fraudulent, malicious or accidental breach of our systems could result in unintended disclosure of, or unauthorized access to, third-party, customer, vendor, employee or other confidential information, and could result in additional costs and business disruption to us, including without limitation, to repair or replace damaged systems, enhance security or respond to occurrences, lost sales, violations of data privacy, security or other laws and regulations and subsequent penalties, fines, regulatory action or litigation. We also rely on third-party service providers, including cloud-based systems, for most of our information technology systems, and any data security breach at a third-party service provider could have similar effects. In addition, media or other reports of perceived security vulnerabilities to our systems or those of our third-party providers, even if no breach has been attempted or occurred, could adversely impact our brand and reputation, and customers could lose confidence in our security measures and reliability, which would harm our ability to retain customers and gain new ones. If any of these were to occur, it could have a material adverse effect on our business, financial position and results of operations.
There can be no assurance that our systems and processes for overseeing and identifying cybersecurity risks will prevent or timely detect a cybersecurity incident. We rely on third-party service providers to assist with these measures. We and our third-party service providers may not have the resources or technical sophistication to anticipate, prevent, respond to, or mitigate cyberattacks or cybersecurity breaches or incidents, and we or they may face difficulties or delays in identifying and responding to cyberattacks, cybersecurity breaches and incidents.
We incur significant costs in an effort to detect and prevent cybersecurity breaches and incidents and we expect our costs will increase as we continue to implement systems and processes designed to prevent and otherwise address cybersecurity breaches and incidents. In the event of a significant or material cybersecurity breach or incident, we could be required to expend additional significant capital and other resources in an effort to respond to or prevent further breaches or incidents, which may require us to divert substantial resources from our business. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the breach or incident and its root cause.
In recent years, our Information Systems department, which oversees our cybersecurity systems and processes, has experienced high turnover, creating opportunities for knowledge and skill gaps, which can result in operational errors and security oversights. In addition, cybersecurity is not the sole focus of our Information Systems department, and no individual employee is specifically dedicated solely to cybersecurity; competing responsibilities may divert their attention from cybersecurity matters.
Any actual or perceived failure by us to comply with laws, regulations or any other obligations relating to privacy, data protection or the protection or transfer of personal data, could adversely affect our business.
We collect and store personal information about our customers and employees, including health information, and are responsible for protecting that information. In Canada, for example, we are required to retain certain customer personal information for prescribed periods of time pursuant to the Cannabis Act. In the U.S., for example, we must comply with Americans with Disability Act requirements for confidential employee medical records, including that they must be stored separately from other personnel records and access must be restricted to those who need access. With respect to customer health information, there are a number of federal, state and provincial laws and regulations protecting the confidentiality of certain customer health information, including customer records, and restricting the use and disclosure of that protected information. The privacy rules under the Personal Information Protection and Electronics Documents Act (Canada) (“PIPEDA”) and related provincial laws protect medical records and other personal health information by limiting the use and disclosure of health information to the minimum level reasonably necessary to accomplish the intended purpose and apply to our operations globally. If we were found to be in violation of the privacy or data protection rules under PIPEDA or other applicable laws and regulations protecting the confidentiality of client health information in jurisdictions we operate in, we could be subject to sanctions and civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, results of operations and financial condition.
The jurisdictions in which we operate or which we may enter also have data privacy and data protection laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information (such as the California Privacy Rights Act and other similar state laws and regulations, and PIPEDA and related provincial laws in Canada (such as Bill 64 in Quebec)). We may incur significant expenses in an effort to comply with privacy, data protection and information security standards imposed by such laws and regulations, as well as contractual obligations.
New and modified laws, and other changes in laws or regulations relating to privacy, data protection and information security, may require us to modify our data collection or processing practices and policies, incur substantial costs and expenses to comply with these laws and regulations, and increase our potential exposure to regulatory enforcement and litigation. The interpretation and enforcement of such laws and regulations are uncertain and subject to change and may require substantial costs to monitor and implement compliance. Failure to comply with data privacy and protection laws and regulations could result in government enforcement actions (which could include substantial civil and criminal penalties), litigation, business disruption, the diversion of management’s attention and adverse publicity and could negatively affect our business, results of operations and financial condition.

Our cannabis cultivation operations are subject to risks inherent in an agricultural business.
Our business and that of our joint venture partners and third-party suppliers involves the growing of cannabis, an agricultural product, in certain jurisdictions where that activity is permitted. As such, the business is subject to the risks inherent in the agricultural business, such as insects, plant diseases and similar agricultural risks that may create crop failures and supply interruptions for our customers. Although our current operational production facilities, and those of our joint venture partners and third-party suppliers, grow products indoors (including in greenhouses) under climate-controlled conditions and we and our joint venture partners and third-party suppliers carefully monitor the growing conditions with trained personnel, there can be no assurance that natural elements will not have a material adverse effect on the production of our products. To the extent we rely on third parties or our joint venture partners to grow cannabis that we intend to commercialize, we are exposed to similar risks and there can be no assurance that such risks will not have a similarly material adverse effect on the production of our products.
The inability of our suppliers to meet their financial or contractual obligations to us may result in disruption to our supply chain and could result in financial losses.
We face exposure to our third-party suppliers that may face financial difficulties which would impact our supply of products. For example, supply chains throughout the world have been negatively impacted by COVID-19 and this has increased the costs of products and shipping. We have in the past, and may in the future, have disruptions in our supply chain.
We rely on third-party distributors and manufacturers to distribute and manufacture certain of our products, and those distributors and manufacturers may not perform their obligations.
We rely on third-party distributors and other courier services, and may in the future rely on other third parties, to distribute our products. We also rely on third-party manufacturers to manufacture certain of our products. If these distributors or manufacturers do not successfully carry out their contractual obligations or terminate or suspend their contractual arrangements with us, if there is a delay or interruption in the distribution or manufacturing of our products or if these third parties damage our products, it could negatively impact our revenue and may require significant management attention. In addition, any damage to our products due to acts or omissions of our third-party distributors or manufacturers, such as product spoilage or improper storage or handling, could expose us to potential product liability, damage our reputation and the reputation of our products or brands or otherwise harm our business.
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

We cannot provide any assurances that our inventions, trade secrets, technical know-how and other proprietary information will not be disclosed in violation of agreements, or that competitors will not otherwise gain access to our intellectual property or independently develop and file applications for intellectual property rights in a manner that adversely impacts our intellectual property rights. For example, we have had employees misappropriate the Company’s confidential information, including intellectual property, including at least one employee who was subsequently employed by a competitor. Unauthorized parties may attempt to replicate or otherwise obtain and use our inventions, trade secrets, technical know-how and proprietary information. Policing the unauthorized use of our current or future intellectual property rights is difficult, expensive, time-consuming and unpredictable, as is enforcing these rights against unauthorized use by others. Identifying unauthorized use of intellectual property rights is difficult. For example, we may be unable to effectively monitor and evaluate the products being distributed by our competitors, including parties such as unlicensed dispensaries, and the processes used to produce such products. If the steps taken to identify and protect our trade secrets are inadequate, we may be unable to enforce our rights in them against third parties.
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
Other parties may claim that our products infringe on their intellectual property rights, including with respect to patents, and our operation of our business, including our development, manufacture and sale of our goods and services, may be found to infringe third-party intellectual property rights. There may be third-party patents or patent applications with claims to products or processes related to the manufacture, use or sale of our products and processes. There may be currently pending patent applications, some of which may still be confidential, that may later result in issued patents that our products or processes may infringe. In addition, third parties may obtain patents in the future and claim that use of our inventions, trade secrets, technical know-how and proprietary information, or the manufacture, use or sale of our products, infringes upon those patents. Third parties may also claim that our use of our trademarks infringes upon their trademark rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, legal fees, injunctions, temporary restraining orders, other equitable relief, and require the payment of damages, any or all of which may have an adverse impact on our business, financial condition and results of operations. In addition, we may need to obtain licenses from third parties who allege that we have infringed on their purported rights, whether or not such allegations have merit. Such licenses may not be available on terms acceptable to us, and we may be unable to obtain any licenses or other necessary or useful rights to such third-party intellectual property.

Our germplasm relies heavily on intellectual property, and we may be unable to protect, register or enforce our intellectual property rights in germplasm, and may infringe third-party intellectual property rights with respect to germplasm, possibly without the ability to obtain licenses necessary to use such third-party intellectual property rights.
Germplasm, including seeds, clones and cuttings, is the genetic material used in new cannabis varieties and hybrids. We use advanced breeding technologies to produce cannabis germplasm (hybrids and varieties). We rely on parental varieties for the success of our breeding program. Although we believe that the parental germplasm is proprietary to us, we may need to obtain licenses from third parties who may allege that we have appropriated their germplasm or their rights to such germplasm, whether or not such allegations have merit. Such licenses may not be available on terms acceptable to us, and we may be unable to obtain any licenses or other necessary or useful rights under third-party intellectual property. We may seek to protect our parental germplasm, as appropriate, relying on intellectual property rights, including rights related to inventions (patents and plant breeders’ rights), trade secrets, technical know-how, and proprietary information. There is a risk that we will fail to protect such germplasm or that we will fail to register rights in relation to such germplasm. We have also licensed certain of our germplasm strains to Cronos GrowCo and may be unable to maintain control of these strains if we do not purchase all product derived from such strains.
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
We receive licenses to use some third-party intellectual property rights and germplasm; the failure of the owner of such intellectual property or germplasm to properly maintain or enforce the intellectual property underlying such licenses or germplasm, as the case may be, or our inability to obtain or maintain such licenses, could have a material adverse effect on our business, financial condition and performance.
We are party to licenses granted by third parties, including through the Ginkgo Strategic Partnership, which give us rights to use third-party intellectual property and germplasm that is necessary or useful to our business. Our success will depend, in part, on the ability of the applicable licensor to maintain and enforce its licensed intellectual property, including intellectual property underlying licensed germplasm, against other third parties, particularly intellectual property rights to which we have secured exclusive rights. Without protection for the intellectual property we have licensed, or underlying germplasm that we have licensed, as the case may be, other companies might be able to offer substantially similar products for sale or utilize substantially similar processes, publicity and marketing rights or other intellectual property, any of which could have a material adverse effect on our business, financial condition and results of operations. Our success will also depend, in part, on our ability to obtain licenses to certain intellectual property and germplasm that we believe are necessary or useful for our business. Such licenses may not be available on terms acceptable to us, or at all, which could adversely affect our ability to commercialize our products or services, as well as have a material adverse effect on our business, financial condition and results of operations.
Any of our licensors may allege that we have breached our license agreements with those licensors, whether with or without merit, and accordingly seek to terminate our applicable licenses. If successful, this could result in our loss of the right to use applicable licensed intellectual property or germplasm, which could adversely affect our ability to commercialize our products or services, as well as have a material adverse effect on our business, financial condition and results of operations.

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
Risks Relating to Entry into New Markets
Entering into new jurisdictions is inherently risky, may not be successful and could be costly.
From time to time, we enter into additional jurisdictions throughout the world, whether directly or through strategic partnerships with local operators who distribute our products. These expansion efforts involve significant risks and uncertainties, including risks related to the ability to obtain and maintain governmental permits and licenses, consumer reception of our products in such jurisdictions, increases in operational complexity, increases in the complexity involved in ensuring our products consistently meet our quality standards, unanticipated delays or challenges, increased strain on our operational and internal resources, our dependence on strategic commercial partnerships, and negative public reception.
Our expansion efforts have required, and may in the future require, the dedication of substantial resources. In particular, we may need to make additional investments in management and personnel, infrastructure, operations and compliance systems. Expanding into additional jurisdictions may involve significant up-front capital investments and such investments may not generate our expected return on investment or any return at all. Further, from time to time we may reevaluate and discontinue our participation in such jurisdictions, which could result in write-offs, asset, intangible asset and goodwill impairments, and could otherwise adversely affect our business, financial condition and results of operations.
We will also face new operational risks and challenges as we enter into new markets. Expansion into foreign jurisdictions subjects us to legal, regulatory, reputational and political risks that may be different from and additional to those that we face in jurisdictions in which we currently operate, and we may be at a disadvantage relative to competitors who are more familiar with local markets and local laws and regulations. Similarly, consumer preferences in jurisdictions we enter may differ from those in our existing markets, and our products may not be received by consumers as well as competing products in such jurisdictions. These factors may cause our expansion efforts to be unsuccessful, which may result in write-offs, asset and intangible asset and goodwill impairments, and may otherwise have a material negative impact on our business, results of operations and financial condition.

Controlled substance and other legislation and treaties may restrict or limit our ability to research, manufacture and develop a commercial market for our products outside of the jurisdictions in which we currently operate, and our expansion into such jurisdictions is subject to risks.
Approximately 250 substances, including cannabis, are listed in the Schedules annexed to the UN Single Convention on Narcotic Drugs (New York, 1961), the Convention on Psychotropic Substances (Vienna, 1971) and the Convention against Illicit Traffic in Narcotic Drugs and Psychotropic Substances (introducing control on precursors) (Vienna, 1988). The purpose of these listings is to control and limit the use of these drugs according to a classification of their therapeutic value, risk of abuse and health dangers, and to minimize the diversion of precursor chemicals to illegal drug manufacturers. The 1961 UN Single Convention on Narcotic Drugs, as amended in 1972 classifies cannabis as a Schedule I (“substances with addictive properties, presenting a serious risk of abuse”) narcotic drug. In December 2020, the Commission on Narcotic Drugs voted to remove cannabis from Schedule IV (“the most dangerous substances, already listed in Schedule I, which are particularly harmful and of extremely limited medical or therapeutic value”). The 1971 UN Convention on Psychotropic Substances classifies tetrahydrocannabinols, which includes delta-9 THC, as a Schedule I psychotropic substance (substances presenting a high risk of abuse, posing a particularly serious threat to public health which are of very little or no therapeutic value). Many countries are parties to these conventions, which govern international trade and domestic control of these substances, including cannabis. They may interpret and implement their obligations in a way that creates legal obstacles to our obtaining manufacturing and/or marketing approval for our products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be manufactured and/or marketed, and achieving such amendments to the laws and regulations may take a prolonged period of time. There can be no assurance that any market for our products will develop in any jurisdiction in which we do not currently have operations. We may face new or unexpected risks or significantly increase our exposure to one or more existing risk factors, including economic instability, political instability, changes in laws and regulations and the effects of competition. These factors may limit our capability to successfully expand our operations into such jurisdictions and may have a material adverse effect on our business, financial condition and results of operations.
Investments and joint ventures outside of Canada are subject to the risks normally associated with any conduct of business in foreign countries, including varying degrees of political, legal, regulatory and economic risk.
Much of our exposure to markets in jurisdictions outside of Canada is through investments and joint ventures. These investments and joint ventures are subject to the risks normally associated with any conduct of business in foreign and/or emerging countries including political risks; civil disturbance risks; changes in laws, regulations or policies of particular countries, including those relating to royalties, duties, imports, exports and currency; the cancellation or renegotiation of contracts; the imposition of royalties, net profits payments, tax increases or other claims by government entities, including retroactive claims; a disregard for due process and the rule of law by local courts; the risk of expropriation and nationalization; delays in obtaining or the inability to obtain necessary governmental permits or the reimbursement of refundable tax from fiscal authorities.
Threats or instability in a country or region caused by political events including elections, change in government, changes in personnel or legislative bodies, foreign relations or military control present serious political and social risk and instability causing interruptions to the flow of business negotiations and influencing relationships with government officials. Changes in policy or law may have a material adverse effect on our business, financial condition and results of operations. The risks include increased “unpaid” state participation, higher energy costs, higher taxation levels and potential expropriation.
Other risks include the potential for fraud and corruption by suppliers or personnel or government officials which may implicate us, compliance with applicable anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act and the Corruption of Foreign Public Officials Act (Canada), by virtue of our or our joint ventures and strategic alliances operating in jurisdictions that may be vulnerable to the possibility of bribery, collusion, kickbacks, theft, improper commissions, facilitation payments, conflicts of interest and related party transactions or our joint ventures’ and strategic alliances’ possible failure to identify, manage and mitigate instances of fraud, corruption or violations of our Code of Business Conduct and Ethics and applicable regulatory requirements.
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
Achievement of our business objectives is contingent, in part, upon compliance with regulatory requirements enacted by these governmental authorities and obtaining all necessary regulatory approvals for the cultivation, production, processing storage, transportation, distribution, sale, import and export, as applicable, of our products. The cannabis and U.S. hemp industries are still new, and in Canada in particular, the Cannabis Act has no close precedent in Canadian law. Similarly, the regulatory regimes in the jurisdictions in which we and our joint ventures operate outside of Canada are new and are still being developed without close precedent in such jurisdictions. The effect of relevant governmental authorities’ administration, application and enforcement of their respective regulatory regimes and delays in obtaining, or failure to obtain, necessary regulatory approvals may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business, financial condition and results of operations.
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
Though the Company exited its U.S. operations in 2023, if the Company’s previous U.S. hemp business activities are found to be in violation of any of U.S. federal, state or local laws or any other governmental regulations, in addition to the items described above, the Company may be subject to “Warning Letters,” fines, penalties, administrative sanctions, settlements, injunctions, product recalls and/or other enforcement actions arising from civil, administrative or other proceedings initiated that could adversely affect the Company’s business, financial condition, and results of operations and the Company’s suppliers and service providers could breach, terminate or otherwise cease to do business with us.

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
We and our joint ventures and strategic investments are reliant on required licenses, authorizations, approvals and permits for our ability to grow, process, store and sell cannabis, and cannabinoids which are subject to ongoing compliance, reporting and renewal requirements, and we may also be required to obtain additional licenses, authorizations, approvals and permits in connection with our business.
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
Our ability to grow, process, store and sell cannabis in Israel is dependent on maintaining our cannabis cultivation, production and distribution licenses and our ability to export products to, or import products from, Cronos Israel is also dependent on obtaining the relevant permits. Cronos GrowCo’s ability to grow, process, store and sell cannabis at its production facility depends on obtaining and maintaining the appropriate licenses from Health Canada. Should we or our joint ventures fail to comply with the requirements of the licenses, or should they not be extended or renewed by the applicable regulatory authorities, or should they be renewed on different terms (including not allowing for anticipated capacity increases) or should the licenses be revoked, the business, financial condition and results of our and our joint ventures’ operations will be materially adversely affected. There is no assurance that we or our joint ventures will be able to obtain necessary permits or licenses on commercially reasonable terms or within expected time periods, if at all. Moreover, the pending sale-leaseback transaction of, and the change in the nature of operations at, the Peace Naturals Campus will require approval from Health Canada for changes to our site perimeter on the Peace Naturals Campus and will increase the importance of the licenses of Cronos GrowCo for our business and operations. We cannot provide any assurance that the required approval will be obtained from Health Canada on commercially reasonable terms or within expected time periods, if at all. Additionally, given Peace Naturals will no longer own the Peace Naturals Campus following the completion of the pending sale-leaseback transaction, if Future Farmco’s assistance is necessary to comply with the requirements of our Health Canada licenses, there can be no assurance that Future Farmco will assist us on commercially reasonable terms or at all, which could result in the revocation or suspension of such licenses.
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
Additional government licenses in the future may be required in connection with our operations, in addition to other unknown permits and approvals which may be required. To the extent such permits, and approvals are required and not obtained, we may be prevented from operating and/or expanding our business, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in the laws, regulations and guidelines governing cannabis and U.S. hemp may adversely impact our business.
Our operations are and have been subject to various laws, regulations and guidelines promulgated by governmental authorities (including, in Canada, Health Canada and other federal, provincial and local regulatory agencies and, in the U.S., the FDA, the USDA, CDPH, DEA, FTC and PTO and other federal and state agencies) relating to the cultivation, processing, marketing, acquisition, manufacture, packaging/labeling, management, transportation, distribution, import, export, storage, sale and disposal of cannabis or U.S. hemp but also including laws and regulations relating to health and safety, the conduct of operations and the protection of the environment. Additionally, our growth strategy continues to evolve as regulations governing the cannabis industry in the jurisdictions other than Canada and the U.S. in which we and our joint ventures operate become more fully developed. Interpretation of these laws, rules and regulations and their application to our operations and those of our joint ventures is ongoing. No assurance can be given that new laws, regulations and guidelines will not be enacted or that existing laws, regulations and guidelines will not be amended, repealed or interpreted or applied in a manner which could require extensive changes to our operations, increase compliance costs, give rise to material liabilities or a revocation of our licenses and other permits, restrict the growth opportunities that we currently anticipate or otherwise limit or curtail our operations. For example, the Cannabis Act requires the Canadian federal government to conduct a review of the Cannabis Act after three years, which commenced in September 2022. The scope of this statutory review includes, among other things, consideration of (i) the administration and operation of the Cannabis Act, (ii) the impact of the Cannabis Act on public health, (iii) the health and consumption habits of young persons, (iv) the impact of cannabis on Indigenous persons and communities and (v) the impact of cultivation of cannabis plants in a dwelling-house. This report resulting from the statutory review may recommend and/or lead to the amendment, removal or addition of provisions in or to the Cannabis Act which could adversely affect our business. Amendments to current laws, regulations and guidelines governing the production, sale and use of cannabis and cannabis-based products, more stringent implementation or enforcement thereof or other unanticipated events, including changes in political regimes or political instability, currency controls, fluctuations in currency exchange rates and rates of inflation, labor unrest, changes in taxation laws, regulations and policies, restrictions on foreign exchange and repatriation, governmental regulations relating to foreign investment and the cannabis business more generally, and changes in attitudes toward cannabis, are beyond our control and could require extensive changes to our operations, which in turn may result in a material adverse effect on our business, financial condition and results of operations.
While the production of cannabis in Canada, among other things, is under the regulatory oversight of the federal government of Canada, the distribution and retail sale of adult-use cannabis in Canada falls within the jurisdiction of the provincial and territorial governments. The impact of the legislation regulating adult-use cannabis passed in the provinces and territories on the cannabis industry and our business plans and operations is uncertain. Provinces and territories have announced certain restrictions that are more stringent than the federal rules or regulations such as retail sale and marketing restrictions, bans on certain types of cannabis products, raising minimum age of purchase and flavor restrictions. For example, Québec and Prince Edward Island do not currently permit sales of cannabis vaporizers, and Québec limits the sale of other high THC non-edible cannabis products. In April 2023, the Supreme Court of Canada affirmed the provinces’ power to enact regulations that are more restrictive than the federal regime. In addition, the distribution and retail channels and applicable rules and regulations in the provinces continue to evolve, and our ability to distribute and retail cannabis products in Canada is dependent on the ability of the provinces and territories of Canada to establish licensed retail networks and outlets. There is no guarantee that the applicable legislation regulating the distribution and sale of cannabis for adult-use purposes will allow for the growth opportunities we currently anticipate and may result in a material adverse effect on our business, financial condition and results of operations.
In December 2023, Health Canada released guidance on cannabis products deliberately made with intoxicating cannabinoids other than delta-9-THC. Health Canada defines “intoxicating cannabinoids” as cannabinoids that bind to and activate the CB1 receptor and the guidance includes a list of 9 cannabinoids which can be revised as new evidence becomes available. This guidance recommends that license holders apply the regulatory controls (including limits on the amount of cannabinoids in certain products) currently applicable to delta-9-THC to all other cannabinoids that Health Canada considers to be “intoxicating cannabinoids” in order to minimize the risks of accidental consumption, overconsumption and adverse effects. This guidance comes at a time when various provincial regulators (such as those in Ontario, British Columbia and Alberta) are actively evaluating whether to permit the sale of or how to evaluate limits on the levels of certain cannabinoids (such as tetrahydrocannabivarin and cannabinol). Provincial and territorial distributors may take different positions on the sale and distribution of products with various cannabinoids and may decide to ban, limit or implement new guidance on the types of cannabis products permitted for sale in each of their jurisdictions (including in response to Health Canada’s guidance on intoxicating cannabinoids) which may result in some or all of our products being viewed as non-compliant with law or non-binding policy guidance.
Furthermore, additional countries continue to pass laws with respect to the production and distribution of cannabis in some form or another. We have subsidiaries, investments, joint ventures and strategic alliances in place outside of Canada, which may be affected if more countries legalize cannabis. Increased international competition and limitations placed on us by Canadian regulations might lower the demand for our products on a global scale. We also face competition in each jurisdiction outside Canada where we have subsidiaries, investments, joint ventures and strategic alliances with local companies that have more experience, more in-depth knowledge of local markets or applicable laws, regulations and guidelines or longer operating histories in such jurisdictions.

We are subject to certain restrictions of the TSX and Nasdaq, which may constrain our ability to expand our business internationally.
Our common shares are listed on the TSX and Nasdaq. We must comply with the TSX and Nasdaq requirements or guidelines when conducting business.
The TSX has provided clarity regarding the application of Section 306 (Minimum Listing Requirements), Section 325 (Management) and Part VII (Halting of Trading, Suspension and Delisting of Securities) of the TSX Company Manual (collectively, the “Requirements”) to TSX-listed issuers with business activities in the cannabis sector. In TSX Staff Notice 2017- 0009, the TSX notes that issuers with ongoing business activities that violate U.S. federal law regarding U.S. Schedule I cannabis are not in compliance with the Requirements. The TSX reminded issuers that, among other things, should the TSX find that a listed issuer is engaging in activities contrary to the Requirements, the TSX has the discretion to initiate a delisting review. Although we do not conduct any operations in the U.S. with respect to U.S. Schedule I cannabis, failure to comply with the Requirements could result in a delisting of our common shares from the TSX or the denial of an application for certain approvals, such as to have additional securities listed on the TSX, which could have a material adverse effect on the trading price of our common shares.
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
In recent years, the FTC, the FDA and state agencies have initiated numerous investigations of food and dietary supplement products both because of their CBD or cannabinoid content and based on allegedly deceptive or misleading marketing claims and have, on occasion, issued “Warning Letters” or instituted enforcement actions due to such claims. Some U.S. states also permit content, advertising and labeling laws and regulations to be enforced by state attorneys general, who may seek civil and criminal penalties, relief for consumers, class action certifications, class wide damages and recalls of products sold by us. There has also been an increase in private litigation that seeks, among other things, relief for consumers, class action certifications, class wide damages and recalls of products. We have been subject to such litigation and may be subject to additional private class action litigation. Any actions against us by governmental authorities or private litigants could have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.

Risks Relating to U.S. Regulation and Compliance
We are subject to uncertainty regarding the legal and regulatory status of U.S. hemp, including with respect to U.S. federal and state implementation of the 2018 Farm Bill and related laws and regulations, including the FFDCA, and the interpretation or application of such laws and regulations may have material and adverse effects on our business, financial condition, and results of operations.
On December 20, 2018, the 2018 Farm Bill was signed into law. The 2018 Farm Bill, among other things, removes “hemp” (which we refer to as “U.S. hemp” in this Annual Report, defined as the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a THC concentration of not more than 0.3% on a dry weight basis and its derivatives) from the U.S. federal Controlled Substances Act and amends the Agricultural Marketing Act of 1946 to permit the production and sale of U.S. hemp in the U.S. for certain uses under certain conditions. The 2018 Farm Bill provides that its provisions do not preempt or limit state laws that regulate the production of U.S. hemp. Accordingly, some states may choose to restrict or prohibit some or all U.S. hemp production or sales within the state, and variances in states’ laws and regulations on U.S. hemp are likely to persist. Further, each state has discretion to develop and implement its own laws and regulations governing the manufacturing, marketing, labeling, and sale of U.S. hemp products, which has created a patchwork of different regulatory schemes applicable to such products. To the extent a farm bill enacted in the future changes the definition of “hemp” or the regulation thereof, including product format or type, our ability to re-enter the U.S. market and launch competitive U.S. hemp products could be negatively impacted.
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
To date, the FDA has not issued regulations that elaborate on the exclusionary clauses, and the FDA has not taken any enforcement action in the courts asserting a violation of the exclusionary clauses due to the marketing of U.S. hemp, U.S. hemp extracts, CBD or other cannabinoids. Additionally, on January 26, 2023, the FDA stated its views publicly that a new regulatory pathway for CBD is needed and it is prepared to work with Congress to create such a pathway. To date, the FDA has issued several “Warning Letters” to companies unlawfully marketing CBD products. In many of these cases, the manufacturer made unsubstantiated claims about the product being able to treat medical conditions (e.g., cancer, Alzheimer’s disease, opioid withdrawal, anxiety and COVID-19) and had not obtained drug approvals. Some of these letters were co-signed with the FTC and cited the companies for making claims about the efficacy of CBD or other ingredients which were not substantiated by competent and reliable scientific evidence. The FDA has also issued a “Warning Letter” to at least one dietary supplement manufacturer for a number of violations observed during an inspection, including manufacturing CBD supplements in a licensed facility. In November 2022, the FDA issued “Warning Letters” to five additional companies selling CBD-products in forms that the FDA asserted are appealing to children, including gummies, hard candies and cookies. And in December 2023, the FDA issued a “Warning Letter” that stated that the FDA considers neither delta-8 tetrahydrocannabinol nor CBD to be “generally recognized as safe” (GRAS) food additives. These letters also outlined additional violations of the FFDCA including that several of the companies made claims that CBD-containing products cure, mitigate, treat or prevent various diseases or were added to animal foods.
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

Even if the exclusionary clause issue discussed above is resolved in a manner favorable to us and we decide to re-enter the U.S. hemp market, we could be required to submit a NDIN to the FDA with respect to U.S. hemp-derived ingredients, including CBD and other cannabinoids we intend to include in our products, used in dietary supplement products. This could depend on whether we can establish that a particular ingredient was marketed as a dietary ingredient in a dietary supplement prior to October 15, 1994, or is otherwise currently in the food supply in the same chemical form as used in our dietary supplement products. If the FDA objects to such an NDIN, this could prevent us from producing, marketing and selling ingestible U.S. hemp products. Such an NDIN submitted by one of our competitors was objected to by the FDA in August 2021.
The DEA could take enforcement action against us or other participants in the U.S. Schedule I cannabis or U.S. hemp industry. Any rescheduling of U.S. Schedule I cannabis to Schedule III would have an uncertain impact on our business.
There is substantial uncertainty concerning the legal status of U.S. hemp and U.S. hemp products containing U.S. hemp-derived ingredients, including CBD and other cannabinoids. The status of products derived from the cannabis or hemp plant, under both federal and state law can depend on the THC content of the plant or derivative (including whether the plant meets the statutory definition of “industrial hemp” or “hemp”), the part of the plant from which an individual or entity produces the derivative (including whether the plant meets the statutory definition of “marihuana” under the CSA), the THC concentration during the manufacturing process, whether the cultivator, processor, manufacturer or product marketer engages in cannabis-related activities for research versus purely commercial purposes, as well as the form and intended use of the product. The mere presence of a cannabinoid (such as CBD) is not dispositive as to whether the product is legal or illegal. Under U.S. federal law, products containing CBD may be unlawful if derived from U.S. Schedule I cannabis (including hemp with a concentration greater than 0.3% THC on a dry weight basis), or if derived from U.S. hemp grown outside the parameters of an approved U.S. hemp pilot program or U.S. hemp cultivated in violation of the 2018 Farm Bill. Even after enactment of the 2018 Farm Bill, the DEA may not treat all products containing U.S. hemp-derived ingredients, including CBD and other cannabinoids, as exempt from the CSA. In September 2020, the DEA issued an interim final rule that purported to align the DEA’s regulations with the statutory changes to the CSA made effective by the 2018 Farm Bill. The DEA received a number of comments objecting to the interim final rule, and the interim final rule has been the subject of litigation. However, the litigation was dismissed by the D.C. Circuit Court in June 2022. If the DEA takes action against us or other participants in the U.S. hemp industry, this could have a material and adverse effect on our business, financial condition and results of operations.
In August 2023, the U.S. Department of Health and Human Services (“HHS”) recommended that the DEA move marijuana from Schedule I to Schedule III under the CSA. There can be no assurance that the DEA will ultimately adopt HHS’s recommendation and the impacts of any such adoption on our business and competitive position are unclear. For example, rescheduling marijuana from Schedule I to Schedule III may be accompanied by additional regulatory obligations as prerequisite to participate in the U.S. market, and it may provide a greater benefit to the businesses of our competitors than our business, including by providing favorable tax treatment to their U.S. operations. The rescheduling of marijuana from Schedule I to Schedule III could result in significant volatility in the market for our common stock. To the extent that market speculation results in an increase in the price of our stock, our stock price could decline significantly thereafter if the DEA fails to act on the recommendation or investor optimism fades.
Risks Relating to Competition
The markets in which we operate are increasingly competitive, and we may compete for market share with other companies, both domestically and internationally, that may have longer operating histories and more financial resources, manufacturing and marketing experience than us.
The market for cannabis is competitive and evolving and we face strong competition from both existing and emerging companies that offer similar products. Some of our current and potential competitors may have longer operating histories, greater financial, marketing and other resources and larger customer bases than we have. In addition, there is potential that the cannabis industry will undergo consolidation, creating larger companies with financial resources, manufacturing and marketing capabilities and product offerings that are greater than ours. As a result of this competition, we may be unable to maintain our operations or develop them as currently proposed on terms we consider acceptable, or at all. Increased competition from larger, better-financed competitors with geographic advantages could materially and adversely affect our business, financial condition and results of operations.
Given the rapid changes affecting global, national and regional economies generally, we may not be able to create and maintain a competitive advantage in the marketplace. Our success will depend on our ability to respond to, among other things, changes in the economy, regulatory conditions, market conditions and competitive pressures. Any failure by us to anticipate or respond adequately to such changes could have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.

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
We face competition from illegal market participants that are unlicensed and unregulated. As these illegal market participants do not comply with the regulations governing the cannabis industry, their operations may also have significantly lower costs and they may be able to sell products with significantly higher cannabinoid potencies or which include ingredients that are prohibited by law. The perpetuation of the illegal market for cannabis may have a material adverse effect on our business, results of operations, financial condition as well as the perception of cannabis use.
Regulatory non-compliance by licensed cannabis competitors may have an adverse effect on our business, results of operations and financial condition.
In addition to competition from illegal market participants, we may also face competition from licensed cannabis competitors that fail to comply with the regulations governing the cannabis industry when developing and selling cannabis products. These competitors may be able to produce and sell products with significantly higher cannabinoid potencies or which include ingredients that are prohibited by law. If regulatory authorities are delayed in, or fail to, effectively restrict the sale and distribution of such non-compliant cannabis products by our competitors, there may be a material adverse effect on our business, results of operations and financial condition, as well as the perception of cannabis use.
We have been and may in the future be required to write down inventory due to downward pressure on market prices, which could have a material adverse effect on our results of operations or financial position.
At the end of each reporting period, management performs an assessment of inventory obsolescence, prices and demand to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We also consider factors such as slow-moving or non-marketable products in our determination of obsolescence. As a result of this assessment, inventory write-downs have occurred on a number of occasions in the past and may occur in the future. Continued pricing pressures in the markets in which we operate, may result in further inventory write-downs. We have had a series of inventory write-downs due to price compression in the cannabis market. We expect these write-downs to continue as pricing pressures remain elevated. These inventory write-downs have in the past and may in the future materially adversely affect our results of operations.
We may be unable to attract or retain skilled labor and personnel with experience in the cannabis sector and may be unable to attract, develop and retain additional employees required for our operations and future developments.
We may be unable to attract or retain employees with sufficient experience in the cannabis industry, and may prove unable to attract, develop and retain additional employees required for our development and future success.
Our success is currently largely dependent on the performance of our skilled employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In 2022, we announced a Realignment to, among other things, centralize functions under common leadership to increase efficient distribution of resources, optimize collaboration and strategic alignment and eliminate duplication of roles and costs, including a reduction in headcount impacting a number of employees. In 2023, we exited our U.S. operations, announced our intention to list the Cronos Fermentation facility for sale and entered into a transaction for the sale and leaseback of the Peace Naturals Campus. Any or all of the Realignment, the U.S. exit, the planned sale of the Cronos Fermentation facility and the pending sale-leaseback transaction could lead to increased attrition amongst those employees who were not directly affected by the associated reductions in headcount, and we may not be successful at retaining such employees or attracting new employees, which may have a material adverse effect on our business, results of operations and financial condition.
Further, certain shareholders, directors, officers, employees and contractors in our Canadian operations may require security clearance from Health Canada or require analogous clearance by various provincial agencies. Under the Cannabis Act, a security clearance cannot be valid for more than five years and must be renewed before the expiry of a current security clearance. There is no assurance that any of our existing personnel who presently or may in the future require a security clearance will be able to obtain or renew such clearances or that new personnel who require a security clearance will be able to obtain one. A failure by any of our existing personnel to maintain or renew his or her security clearance may impair our business operations. In addition, if an individual with security clearance leaves the service of the Company and we are unable to find a suitable replacement who has a security clearance required by the Cannabis Act in a timely manner, or at all, there could occur a material adverse effect on our business operations. Similar risks and potential effects apply to analogous security clearances required by various provincial agencies.
Risks Relating to the Altria Investment
Altria has significant influence over us following closing of the Altria Investment.
Altria is our single largest shareholder. As of December 31, 2023, Altria beneficially owned approximately 41.1% of our issued and outstanding common shares (calculated on a non-diluted basis). In light of such ownership, Altria is in a position to exercise significant influence over matters affecting shareholders or requiring shareholder approval, including the election of the Board, amendments to our articles and the determination of significant corporate actions. In addition, pursuant to the Investor Rights Agreement, Altria has certain rights, including the right to nominate a specified number of directors to the Board, approval rights over certain Company actions and pre-emptive and top-up rights entitling Altria to maintain its pro rata beneficial ownership in us. Further, as of the date hereof, four of the seven directors on the Board are Altria Nominees. For more information, see “Business—Altria Strategic Investment—Investor Rights Agreement.”
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
We have cash on hand, including short-term investments, of approximately $861 million as of December 31, 2023. There can be no assurance that we will be able to deploy the available cash in an effective manner that is accretive to us, or at all. Until such time as we are able to deploy the cash available to us, we anticipate holding the net proceeds as cash balances in our bank accounts, investing in certificates of deposit and other instruments issued by banks or obligations of or guaranteed by the Government of Canada or any province thereof, or investing in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. Government, its agencies or instrumentalities.
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
We may be subject to various potential conflicts of interest because of the fact that some of our directors and officers may be engaged in a range of business activities, or have relationships with or are employed by Altria. One of our directors, Jason Adler, is the co-founder and Managing Member of Gotham Green Partners, a private equity firm focused primarily on early-stage investing in companies in the cannabis industry, and Michael Gorenstein, our Chairman, President, and Chief Executive Officer, is a co-founder and non-managing Member of Gotham Green Partners. Three of our directors, Kamran Khan, Dominik Meier and Elizabeth Seegar, are employed by Altria as Vice President and Associate General Counsel, Vice President of Consumer & Marketplace Insights & Innovation, and Vice President, Financial Planning & Analysis , respectively. As a result of these relationships, conflicts of interests may arise between us and them, as described below.
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
No dividends on our common shares have been paid to date. We currently intend to retain future earnings, if any, for future operations and expansion. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, financial results, cash requirements, contractual restrictions and other factors that the Board may deem relevant. Any changes to our policy with respect to the declaration and payment of any dividends requires Altria’s approval. As a result, investors may not receive any return on an investment in our common shares unless they sell their shares for a price greater than that which such investors paid for them.
The market price for our common shares has in the past been volatile and may continue to be volatile and subject to significant fluctuation.
The market price for our common shares has been volatile and subject to wide fluctuations and may continue to be volatile and subject to wide fluctuations in response to many factors, including:
•actual or anticipated fluctuations in our results of operations;
•changes in estimates of our future results of operations by us or securities research analysts;
•changes in the economic performance or market valuations of other companies that investors deem comparable to us;
•additions or departures of our executive officers and other key personnel;
•our restating financial results twice in the last five years;
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
Our management, directors and employees own a substantial number of our outstanding common shares (on a fully diluted basis). In addition, as of December 31, 2023, Altria beneficially owned approximately 41.1% of our outstanding common shares (calculated on a non-diluted basis). As such, our management, directors and employees, as a group, and Altria each are in a position to exercise significant influence over matters requiring shareholder approval, including the election of directors and the determination of significant corporate actions. In addition, these shareholders could delay or prevent a change in control that could otherwise be beneficial to holders of common shares.
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
We will be classified as a passive foreign investment company (“PFIC”) for any taxable year for U.S. federal income tax purposes if for a taxable year, (i) 75% or more of our gross income is passive income, or (ii) 50% or more of the value of our assets either produce passive income or are held for the production of passive income, based on the quarterly average of the fair market value of such assets. The determination of PFIC status depends on interpretive rules and computational conventions that are often unclear. In particular, in making our determination, we are relying on the application of certain “look-through” rules, taking into account certain intercompany items (including our interests in subsidiaries). There is, however, no direct legal authority applying these look-through rules to our particular situation (including to what extent, they apply to intercompany items). Likewise, in light of the volatility of our common share price, we intend to take the position that the spot trading price of our stock at each quarter end, as adjusted by liabilities, does not dictate the determination of the fair market value of our assets. Based on current business plans and financial expectations, an independent valuation analysis in respect of our assets, and the application of certain look-through rules (including to certain intercompany items and to our interests in our subsidiaries), we do not expect to be a PFIC for the taxable year ending December 31, 2024. However, PFIC status is determined annually and depends upon the composition of our gross income and assets, both of which are subject to change. Moreover, there can be no assurance that the Internal Revenue Service (“IRS”) or a court will agree with our interpretation of fair market value or its computation, or with our interpretation of the PFIC rules (including the “look-through” rules and the scope of their application, including in respect of intercompany items). Therefore, there can be no assurance as to our PFIC status for the current taxable year or for future taxable years, nor any assurance that the IRS or a court will agree with our determination of our PFIC status.
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
We may be unable to obtain insurance coverage at acceptable rates and there may be coverage limitations and other exclusions which may not be sufficient to cover our potential liabilities.
We have insurance to protect our assets, operations and employees. Our insurance coverage, however, is subject to deductibles, coverage limits and exclusions and may not be available or adequate for the risks and hazards to which we are exposed. No assurance can be given that insurance will be generally available in the future or, if available, that premiums and deductibles will be commercially justifiable. If we were to incur substantial liability claims and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, there could be a material adverse effect on our business, financial condition and results of operations. Furthermore, our insurers have in the past and may in the future deny us coverage, whether or not such denial is with merit, and we have in the past and may in the future need to commence litigation against such insurers, which could be time consuming and expensive and divert significant management resources, with no assurance that we will be successful in any resulting proceedings.

Tax and accounting requirements may be interpreted or changed in ways that are complex and not necessarily anticipated by us, and we may face difficulty or be unable to implement and/or comply with any such interpretations or changes.
We are subject to numerous tax and accounting requirements, and changes in existing accounting or taxation rules or practices, or varying interpretations of current rules or practices, could have a significant adverse effect on our financial results, the manner in which we conduct our business or the marketability of any of our products. In many countries, we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned and are taxed accordingly. Although we believe that we are in substantial compliance with all applicable regulations and restrictions, we are subject to the risk that governmental authorities could audit our transfer pricing and related practices and assert that additional taxes are owed or that various jurisdictions could assert that we should file tax returns in jurisdictions where we do not file and subject us to additional tax. In the future, the geographic scope of our business may expand, and such expansion will require us to comply with the tax laws and regulations of additional jurisdictions. Requirements as to taxation vary substantially among jurisdictions. Complying with the tax laws and regulations of these jurisdictions can be time consuming and expensive and could potentially subject us to penalties and fees in the future if we failed to comply. In the event that we failed to comply with applicable tax laws and regulations, this could have a material adverse effect on our business, financial condition and results of operations.
Natural disasters, unusual weather, pandemic outbreaks, boycotts and geopolitical events or acts of terrorism could adversely affect our operations and financial results.
The occurrence of one or more natural disasters, such as hurricanes, floods and earthquakes, unusually adverse weather, pandemic outbreaks, such as the COVID-19 virus, influenza and other highly communicable diseases or viruses, boycotts and geopolitical events, such as civil unrest in countries in which our or our joint ventures’ operations are located and acts of terrorism, or similar disruptions could adversely affect our business, financial condition and results of operations. These events could result in physical damage to one or more of our or our joint ventures’ properties, increases in fuel or other energy prices, the temporary or permanent closure of one or more of our or our joint ventures’ facilities, the temporary lack of an adequate workforce in a market, the temporary or long-term disruption in the supply of products from suppliers, the temporary disruption in the transport of goods, delay in the delivery of goods to our or our joint ventures’ facilities, and disruption to our information systems. Such events could also negatively impact consumer sentiment, reduce demand for consumer products like ours and cause general economic slowdown.
Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters, which could expose us to numerous risks.
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, Nasdaq and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on environmental, social and governance (“ESG”) matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our initiatives or goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.
Climate change may disrupt our business and our efforts to address concerns relating to climate change could result in damage to our reputation.
Our business and that of our joint venture partners and third-party suppliers involves the growing of cannabis, an agricultural product, and adverse weather conditions have historically caused volatility in the agricultural industry and consequently in operating results by causing crop failures or significantly reduced harvests, which may negatively affect the supply and pricing of agricultural commodities, such as cannabis. Additionally, the potential physical impacts of climate change are uncertain and may vary by region. These potential effects could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperature levels that could adversely impact our costs and business operations, the location, costs, and competitiveness of cannabis production and related storage and processing facilities and the supply of cannabis.

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
We may be exposed to fluctuations of the U.S. dollar against certain other currencies, particularly the Canadian dollar and Israeli Shekel, because we publish our financial statements in U.S. dollars, while a significant portion of our assets, liabilities, revenues and costs are or will be denominated in other currencies. Exchange rates for currencies of the countries in which we operate may fluctuate in relation to the U.S. dollar, and such fluctuations may have a material adverse effect on our earnings or assets when translating foreign currency into U.S. dollars. We do not hedge our exchange rate so any changes in exchange rates will directly affect our earnings.
Our business, financial condition, results of operations and cash flows could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine.
The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the U.S., Canada, the United Kingdom and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Although we do not have any customers or direct supplier relationships in Russia or Ukraine, businesses globally have experienced shortages in materials and increased costs for transportation, energy, and raw material due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business, financial condition, results of operations and cash flows.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C. CYBERSECURITY.
Our cybersecurity processes include:
•Basic security awareness online training for personnel with company email, on an annual basis;
•Phishing tests for personnel with company email, on not less than an annual basis;
•Reviews of certain third-party vendors’ information security programs (as discussed below);
•Consultation with external advisors regarding opportunities and enhancements to strengthen our practices and policies, on an ad hoc basis;
•Electronic monitoring of the majority of our technology environments to identify cybersecurity events;
•Periodic assessments of existing technology hardware configurations, patches, security and lifecycle;
•Periodic assessments, in consultation with software providers, of existing software versions, configurations, patches and updates; and
•Periodic assessments of data management and handling, including data use and access reviews.
Certain information technology general controls are reviewed and tested as part of our internal control over financial reporting.
We use third-party services to assist with penetration testing, security incident monitoring, incident response preparation, end point protection, and security awareness online training.
Before engaging third-party service providers to whom we grant access to our information technology systems, we may review their information security programs, depending on the feasibility of such review and our assessment of the level of risk the third-party service provider poses to our business operations and our information technology and financial reporting systems. We determine risk level based on a set of internally developed criteria. We do not, however, review the information security programs of all third-party vendors. Where feasible, we also conduct periodic reviews (typically annual) of certain third-party service providers, particularly service providers of financial, financial reporting and accounting systems, depending on our assessment of the level of risk to our business operations and our information technology and financial reporting systems.
To date, we are not aware of any cybersecurity incident that has had or is reasonably likely to have a materially adverse effect on our business, including our business strategy, results of operations and financial condition. However, there can be no assurance that our processes and procedures will prevent or timely detect a cybersecurity incident. For more information regarding risks from cybersecurity threats, see the section entitled “Risk Factors—Risks Relating to Our Products—Risks Relating to Production and Distribution of Products.”
In fiscal year 2024, as part of our overall enterprise risk management process, our Board received a report on our program for assessing, monitoring and mitigating cybersecurity risks and has delegated oversight of such program to our Audit Committee. Going forward, the Audit Committee will receive periodic reports on our program for assessing, monitoring and mitigating cybersecurity risks. In addition, as part of its overall responsibility for overseeing the adequacy of the Company’s internal control over financial reporting, our Audit Committee receives periodic reports about our financial reporting information system controls and security.
Our Information Systems department, in addition to managing our general information technology systems, is also responsible for managing our enterprise-wide cybersecurity processes. Personnel in our Information System department collectively have decades of experience in information security, information technology and cybersecurity operations. Our Information Systems department monitors, and receives notifications of, potential cybersecurity incidents detected through automated detection and monitoring tools. In the event we discover a material cybersecurity incident, Information Systems personnel reports such incident to our Chief Financial Officer, who then reports to our Chief Executive Officer and the Audit Committee, as appropriate. We do not currently have a Chief Information Security Officer or other senior security officer of a similar title.

ITEM 2. PROPERTIES.
Our executive offices are located in Toronto, Ontario in Canada, where we lease office space. As of December 31, 2023, the Company owned various manufacturing facilities in Canada and in Hadera, Israel. The Company has announced the pending sale and leaseback of the Peace Naturals Campus and is winding down its operations at the Cronos Fermentation facility in Manitoba and has listed the property for sale. See “Operations and Investments.” Management believes that our existing facilities and the anticipated changes described herein are adequate to meet our current requirements and, to the extent that our facilities are leased, comparable space is readily available.

ITEM 3. LEGAL PROCEEDINGS.
The Company is subject to various legal proceedings in the ordinary course of its business and in connection with its marketing, distribution and sale of its products. Many of these legal proceedings are in the early stages of litigation and seek damages that are unspecified or not quantified. Although the outcome of these matters cannot be predicted with certainty, the Company does not believe these legal proceedings, individually or in the aggregate, will have a material adverse effect on its consolidated financial condition but could be material to its results of operations for any particular reporting period depending, in part, on its results for that period. See Part II, Note 10(b) “Contingencies,” to the consolidated financial statements under Item 8 of this Annual Report for a description of legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURE.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common shares are traded on Nasdaq and the TSX under the symbol “CRON.”
Holders
As of February 23, 2024, there were approximately 131 holders of record of our common shares. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information concerning securities authorized for issuance under equity compensation plans will be set forth in the Company’s definitive proxy statement for its 2024 Annual Meeting of Shareholders or an amendment to this Annual Report to be filed within 120 days of our fiscal year end.
Purchases of Equity Securities by the Issuer and Affiliated Persons
None.
Recent Sales of Unregistered Securities
None.
Performance Graph
The following performance graph compares the cumulative total shareholder return of our common shares as listed on Nasdaq with the cumulative total return of the S&P 500 Index and a market-weighted index of publicly traded peers over the 60-month period beginning on December 31, 2018, and ending on December 31, 2023. The new peer group includes Aurora Cannabis Inc., Canopy Growth Corporation, Green Thumb Industries, Inc., Organigram Holdings Inc., Tilray Inc., and Trulieve Cannabis Corp., (the “New Peer Group”). The graph assumes that $100 is invested in each of our common shares, the S&P 500 Index, and the indices of publicly traded peers on December 31, 2018, and that all dividends, if applicable, were reinvested. Past performance may not be indicative of future performance.
The old peer group included Aurora Cannabis Inc., Canopy Growth Corporation, Green Thumb Industries, Inc., HEXO Corporation, Organigram Holdings Inc., Tilray Inc., and Trulieve Cannabis Corp. (the “Old Peer Group”). HEXO Corporation was removed from the New Peer Group after acquisition by Tilray Inc. in 2023, another member of the New Peer Group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cronos Group Inc., the S&P 500 Index,
and a Peer Group

$250
$200
$150
$100
$50
$0
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
Cronos Group Inc.
S&P 500
Peer Group

Date	Cronos Group Inc.	S&P 500	New Peer Group
December 31, 2018	$100.00	$100.00	$100.00
March 31, 2019	$177.38	$113.65	$146.46
June 30, 2019	$153.80	$118.54	$126.09
September 30, 2019	$87.10	$120.55	$72.34
December 31, 2019	$73.82	$131.49	$59.86
March 31, 2020	$54.54	$105.72	$36.55
June 30, 2020	$57.84	$127.44	$44.14
September 30, 2020	$48.22	$138.81	$41.80
December 31, 2020	$66.79	$155.68	$73.30
March 31, 2021	$91.05	$165.29	$101.70
June 30, 2021	$82.77	$179.42	$87.65
September 30, 2021	$54.48	$180.47	$60.03
December 31, 2021	$37.73	$200.37	$44.44
March 31, 2022	$37.44	$191.15	$39.24
June 30, 2022	$27.14	$160.38	$17.24
September 30, 2022	$27.14	$152.55	$15.91
December 31, 2022	$24.45	$164.08	$14.41
March 31, 2023	$18.67	$176.38	$12.07
June 30, 2023	$18.96	$191.80	$8.24
September 30, 2023	$19.24	$185.52	$12.29
December 31, 2023	$20.12	$207.21	$11.41
*$100 invested on 12/31/2018 in stock or 12/31/2018 in index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2024 Standard & Poor’s, a division of S&P Global. All rights reserved.

ITEM 6. RESERVED
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview	52
Recent Developments	53
Consolidated Results of Operations	55
Non-GAAP Measures	63
Liquidity and Capital Resources	67
Critical Accounting Estimates	68
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and related notes, which are included in Item 8 of this Annual Report on Form 10-K (this “Annual Report”), to enhance the understanding of our operations and our present business environment.
This discussion contains forward-looking statements that involve risks and uncertainties, see Part I, Item 1 “Business—Special Note Regarding Forward-Looking Statements” in this Annual Report for a discussion of the risks and uncertainties involved in the Forward-Looking Statements.
For more information about our operations and the risks facing our business, see Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors”, respectively, of this Annual Report.
Business Overview
Cronos is an innovative global cannabinoid company committed to building disruptive intellectual property by advancing cannabis research, technology and product development. With a passion to responsibly elevate the consumer experience, Cronos is building an iconic brand portfolio. Cronos’ diverse international brand portfolio includes Spinach®, PEACE NATURALS® and Lord Jones®.
Unless otherwise noted or the context indicates otherwise, references in this Annual Report to the “Company”, “Cronos”, “we”, “us” and “our” refer to Cronos Group Inc., its direct and indirect wholly owned subsidiaries and, if applicable, its joint ventures and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; the term “U.S. hemp” has the meaning given to the term “hemp” in the U.S. Agricultural Improvement Act of 2018, including hemp-derived cannabidiol (“CBD”).
Strategy
Cronos seeks to create value for shareholders by focusing on four core strategic priorities:
•growing a portfolio of iconic brands that responsibly elevate the consumer experience;
•developing a diversified global sales and distribution network;
•establishing an efficient global supply chain; and
•creating and monetizing disruptive intellectual property.
Discontinued Operations
In the second quarter of 2023, Cronos exited its U.S. hemp-derived cannabinoid product operations. The exit of the U.S. operations represented a strategic shift that has a major effect on Cronos’ operations and financial results, and as such, qualifies for reporting as discontinued operations in our consolidated statements of net loss and comprehensive loss. Prior period amounts have been reclassified to reflect the discontinued operations classification of the U.S. operations. For further detail on the discontinuation of the U.S. operations, see Note 2 “Discontinued Operations” to the consolidated financial statements under Item 8 of this Annual Report.

Business Segments
Beginning in the second quarter of 2023, following the exit of our U.S. operations, Cronos is reporting through one consolidated segment, which includes operations in both Canada and Israel. In Canada, Cronos operates two wholly owned license holder under the Cannabis Act (Canada) (the “Cannabis Act”), Peace Naturals Project Inc. (“Peace Naturals”), which has production facilities near Stayner, Ontario (the “Peace Naturals Campus”) and Thanos Holdings Ltd., known as Cronos Fermentation (“Cronos Fermentation”), which has a production facility in Winnipeg, Manitoba. In Israel, the Company operates under the IMC-GAP, IMC-GMP and IMC-GDP certifications required for the cultivation, production and marketing of dried flower, pre-rolls and oils in the Israeli medical market.
Recent Developments
Israel-Hamas War
Cronos continues to monitor the conflict in Israel (the “Israel-Hamas War”) and potential impacts the conflict could have on the Company’s personnel and business in Israel and the recorded amounts of assets and liabilities related to the Company’s operations in Israel. The extent to which the conflict may impact the Company’s personnel, business and activities will depend on future developments which remain highly uncertain and cannot be predicted. It is possible that the recorded amounts of assets and liabilities related to the Company’s operations in Israel could change materially in the near term.
New Israeli Shekel Fluctuation
In October 2023, with the onset of the aforementioned Israel-Hamas war, the New Israeli Shekel has fluctuated significantly against the U.S. dollar and Canadian dollar. As of January 31, 2024, the New Israeli Shekel has weakened to a position of 3.657 per U.S. dollar and a position of 2.729 per Canadian dollar, representing exchange rate increases of 4% and 3%, respectively, from the rates as of September 30, 2023. We cannot predict when or how the currency will fluctuate against the U.S. dollar and Canadian dollar and we have, as a result, experienced a volatile impact on our results of operations.
2023 Business Highlights
Brand and Product Portfolio
Throughout 2023, the Company expanded its brand and product portfolio globally with the following select new products:
Branded Product Portfolio Expansion in Canada:
•Q2 2023:
◦Spinach FEELZ™ Higher Dayz Mango Kiwi Haze THC:CBC pre-roll, infused with high potency cold filtered extract
◦Spinach FEELZ™ Deep Dreamz Blackberry Kush THC:CBN pre-roll, infused with high potency cold filtered extract
◦Spinach® Sonic Lemon fuel 3x0.5g pre-rolls & 3.5g dried flower
◦SOURZ by Spinach® Pink Lemonade gummy
◦Spinach® 28g Frosted Cream Puffs dried flower
•Q3 2023:
◦Six new Spinach® 1.2 gram vapes offerings, Peach Punch, Pink Lemonade, Strawberry Slurricane, Wavy Watermelon, Cotton Dandy Kush and Rocket Icicle
◦Spinach FEELZ® Full Tilt Blue Razz Durban THC:THCV vape and Spinach FEELZ™ Full Tilt Blue Raspberry Lemonade THC:THCV gummy products
◦Three new Spinach® Fully Charged infused pre-roll offerings, Peach Punch, Pink Lemonade and Strawberry Slurricane
◦Spinach® Atomic Sour Grapefruit 7g dried flower
◦Spinach® 3.5g Peach Gelato dried flower
•Q4 2023:
◦Lord Jones® Hash Fusions™, a line-up of premium ice water hash infused pre-rolls
◦SOURZ by Spinach® Strawberry Kiwi 5:1 CBD:THC 10-pack
◦Spinach FEELZ™ Deep Dreamz THC:CBN Drops infused oil
◦Spinach® 14g GMO Cookies dried flower
◦Spinach FEELZ™ Full Tilt Blue Razz Durban THC + THCV infused pre-roll

Branded Product Portfolio Expansion in Israel:
•Q1 2023:
◦Two new PEACE NATURALS® flower offerings - Atomic Sour Grapefruit and Lemon Berry Cookies
•Q2 2023:
◦Two new PEACE NATURALS® pre-roll offerings - Wedding Rolls and Cocoa Bomba
•Q3 2023:
◦Five new PEACE NATURALS® flower offerings - Space Cake, Sticky Ape, Purple Punch, T-twist and Kobe OG
•Q4 2023
◦Three new PEACE NATURALS® flower offerings - Rockstar, Dancehall and Sonic Fuel
International Growth:
•Q3 2023: Cronos successfully completed its first shipment of PEACE NATURALS® branded cannabis to Germany through a strategic partnership with Cansativa GmbH, a leading German cannabis company.
•Q4 2023: Cronos successfully shipped cannabis flower to Vitura Health Limited for sale in the Australian medical market.
Strategic and Organizational Update
In May 2023, Cronos simultaneously announced the discontinuation of the U.S. segment and the planned repurposing of the Lord Jones® brand by bringing the brand back to its adult-use roots in Canada. We launched the Lord Jones® brand in Canada in the fourth quarter of 2023.
In August 2023, following a careful evaluation of the Company’s global supply chain, the Company announced the planned wind-down of Thanos Holdings Ltd., known as Cronos Fermentation. The Company incurred $0.7 million in the year ended December 31, 2023, related to the wind-down of Cronos Fermentation and expects to incur charges of approximately $0.1 million of additional costs in connection with the ongoing exit. These charges include employee-related costs, such as severance, relocation and other termination benefits, as well as contract termination and other related costs. Cronos expects to continue to operate the Cronos Fermentation facility with a phased reduction and planned exit by the end of the first quarter 2024.
Also in August 2023, the Company announced organization-wide cost reductions. The Company incurred $0.8 million in the year ended December 31, 2023, related to the cost reductions and expects to incur additional restructuring costs of approximately $0.1 million in connection with the cost reductions, which include mostly one-time employee-related severance charges.
In the fourth quarter of 2023, the Company entered into an agreement for the sale and leaseback of the Peace Naturals Campus for an aggregate purchase price of C$23 million in cash, subject to certain terms and conditions. At closing the parties expect to enter into a lease agreement with respect to portions of Building 4 and Building 3 on the Peace Naturals Campus. The lease will have an initial term of five years with one five-year renewal option that may be exercised by the Company.
2022 Compared to 2021
Cash Flows
For a discussion of our 2022 cash flows compared to 2021, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Foreign currency exchange rates
All currency amounts in this Annual Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of December 31, 2023 and December 31, 2022, as reported on Bloomberg. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The consolidated statements of net loss and comprehensive loss and consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, as reported on Bloomberg.
The exchange rates used to translate from Canadian dollars (“C$”) to dollars are shown below:

(Exchange rates are shown as C$ per $)	Year ended December 31,
	2023	2022	2021
Average rate	1.3494	1.3017	1.2541
Spot rate	1.3243	1.3554	1.2746

The exchange rates used to translate from New Israeli Shekels (“ILS”) to dollars are shown below:

(Exchange rates are shown as ILS per $)	Year ended December 31,
	2023	2022	2021
Average rate	3.6819	3.3566	3.2297
Spot rate	3.6163	3.5178	3.1149
Consolidated Results of Operations - 2023 Compared to 2022
The tables below set forth our consolidated results of operations, expressed in thousands of U.S. dollars for the periods presented. Our consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods.

	Year ended December 31,
	2023	2022
Net revenue before excise taxes	$120,270	$109,301
Excise taxes	(33,029)	(22,552)
Net revenue	87,241	86,749
Cost of sales	74,527	71,313
Inventory write-down	805	—
Gross profit	11,909	15,436
Operating expenses:
Sales and marketing	22,701	18,046
Research and development	5,843	13,131
General and administrative	49,475	67,674
Restructuring costs	1,524	3,545
Share-based compensation	8,756	15,008
Depreciation and amortization	5,044	5,967
Impairment loss on long-lived assets	3,366	3,493
Total operating expenses	96,709	126,864
Operating loss	(84,800)	(111,428)
Other income (expense)	11,131	(9,575)
Income tax benefit (expense)	3,230	(34,175)
Loss from discontinued operations	(4,114)	(13,556)
Net loss	(74,553)	(168,734)
Net loss attributable to non-controlling interest	(590)	—
Net loss attributable to Cronos Group	$(73,963)	$(168,734)
Summary of select financial results

	Year ended December 31,		Change
	2023	2022	$	%
Net revenue	$87,241	$86,749	$492	1%
Cost of sales	74,527	71,313	3,214	5%
Inventory write-down	805	—	805	N/M
Gross profit	11,909	15,436	(3,527)	(23)%
Gross margin(i)	14%	18%	N/A	(4) pp
(i)Gross margin is defined as gross profit divided by net revenue.

Net revenue
For 2023, we reported consolidated net revenue of $87.2 million, representing a $0.5 million increase from 2022. This change was primarily due to higher cannabis flower and extract sales in the Canadian adult-use market and the initiation of sales in Germany and Australia, partially offset by lower cannabis flower sales in Israel driven by pricing pressure as a result of competitive activity, the slowdown in patient permit authorizations and the Israel-Hamas War, an adverse price/mix in the Canadian cannabis flower category driving increased excise tax payments as a percentage of revenue, and the impact of the weakened Canadian dollar and New Israeli Shekel against the U.S. dollar during the period.
Cost of sales
For 2023, we reported consolidated cost of sales of $74.5 million, representing a $3.2 million increase from 2022. This was primarily due to higher cannabis flower and extract sales in the Canadian adult-use market, partially offset by lower cannabis flower sales in the Israeli medical market, lower inventory reserves, lower cannabis biomass costs and the impact of the weakened Canadian dollar and New Israeli Shekel against the U.S. dollar during the period.
Inventory write-down
For 2023, we reported inventory write-downs of $0.8 million, as a result of the Company’s decision to wind down operations at a production facility in Winnipeg, Manitoba, held by license holder Cronos Fermentation. For further information, see Note 16 “Restructuring” to the consolidated financial statements in Item 8 of this Annual Report.
Gross profit
For 2023, we reported consolidated gross profit of $11.9 million, representing a $3.5 million decrease from 2022. The decrease in gross profit was primarily due to lower cannabis flower sales in the Israeli medical market, an adverse price/mix on cannabis flower sales in Canada resulting in higher excise taxes as a percentage of revenue and the inventory write-down recognized as a result of the decision to wind down operations at Cronos Fermentation, partially offset by higher cannabis flower and extract sales in the Canadian adult-use market.
Operating expenses

	Year ended December 31,		Change
	2023	2022	$	%
Sales and marketing	$22,701	$18,046	$4,655	26%
Research and development	5,843	13,131	(7,288)	(56)%
General and administrative	49,475	67,674	(18,199)	(27)%
Restructuring costs	1,524	3,545	(2,021)	(57)%
Share-based compensation	8,756	15,008	(6,252)	(42)%
Depreciation and amortization	5,044	5,967	(923)	(15)%
Impairment loss on long-lived assets	3,366	3,493	(127)	(4)%
Operating expenses	$96,709	$126,864	$(30,155)	(24)%
Sales and marketing
For 2023, we reported sales and marketing expenses of $22.7 million, representing an increase of $4.7 million from 2022. The increase was primarily due to higher advertising and marketing spend.
Research and development
For 2023, we reported research and development expenses of $5.8 million, representing a decrease of $7.3 million from 2022. This decrease was primarily due to lower costs associated with the collaboration and license agreement between Ginkgo Bioworks Holdings, Inc. (“Ginkgo”) and the Company (the “Ginkgo Collaboration Agreement”).
General and administrative
For 2023, we reported general and administrative expenses of $49.5 million, representing a decrease of $18.2 million from 2022. The decrease was primarily due to lower professional fees, largely related to lower financial statement review costs, and lower bonus, payroll and insurance costs.
Restructuring costs
For 2023, we reported restructuring costs of $1.5 million, representing a decrease of $2.0 million from 2022. The restructuring costs in 2023 and 2022 were related to Realignment activities. For further information, see Note 16 “Restructuring” to the consolidated financial statements in Item 8 of this Annual Report.

Share-based compensation
For 2023, we reported share-based compensation expenses of $8.8 million, representing a decrease of $6.3 million from 2022. The decrease was primarily due to the 2022 acceleration of expense on equity awards granted to certain executive employees in connection with their separation from the Company as well as the approval of the grant of previously held-back equity awards granted in 2022 to certain executives in connection with the settlements with the Securities and Exchange Commission (the “SEC”) and the Ontario Securities Commission (the “OSC”). For further information, see Note 11 “Share-based Compensation” to the consolidated financial statements in Item 8 of this Annual Report.
Depreciation and amortization
For 2023, depreciation and amortization expenses were $5.0 million, representing a decrease of $0.9 million from 2022. The decrease was primarily due to the recognition of certain tax credits related to the Company’s fixed assets, partially offset by higher amortization on Ginkgo-related intangible assets.
Impairment loss on long-lived assets
During 2023, we recorded a $3.4 million impairment charge related to our Ginkgo exclusive license for cannabichromevarinic acid (“CBCVA”). For 2022, we recorded $3.5 million of impairment charges related to the right-of-use lease asset and leasehold improvements associated with our corporate headquarters in Toronto, Ontario, Canada, which the Company has subleased in part. See Note 7 “Goodwill and Intangible Assets, net”, Note 6 “Property, plant and equipment, net” and Note 8 “Leases” to the consolidated financial statements in Item 8 of this Annual Report for additional information.
Total other income, income tax benefit (expense) and loss from discontinued operations

	Year ended December 31,		Change(i)
	2023	2022	$	%
Interest income, net	$51,235	$22,514	$28,721	128%
Gain (loss) on revaluation of derivative liabilities	(85)	14,060	(14,145)	N/M
Impairment loss on other investments	(23,350)	(61,392)	38,042	62%
Share of income from equity method investments	1,583	3,114	(1,531)	(49)%
Gain (loss) on revaluation of financial instruments	(12,042)	14,739	(26,781)	N/M
Foreign currency transaction loss	(7,324)	(2,286)	(5,038)	(220)%
Other, net	1,114	(324)	1,438	N/M
Total other income	11,131	(9,575)	20,706	N/M
Income tax benefit (expense)	3,230	(34,175)	37,405	N/M
Loss from discontinued operations	(4,114)	(13,556)	9,442	70%
Net loss	$(74,553)	$(168,734)	$94,181	56%
(i)“N/M” is defined as not meaningful.
Interest income, net
For 2023, we reported interest income, net of $51.2 million, representing an increase of $28.7 million from 2022 primarily due to higher interest rates and higher short-term investment balances during 2023.
Gain (loss) on revaluation of derivative liabilities
For 2023, we reported a loss on revaluation of derivative liabilities of $0.1 million, representing a change of $14.1 million compared to a gain in 2022 related to the irrevocable relinquishment by Altria of its warrant on December 16, 2022. We expect continued changes in derivative valuations as our share price fluctuates period to period and the remaining expected terms of our derivative instruments change over time. For further information, see Note 9 “Derivative Liabilities” to the consolidated financial statements in Item 8 of this Annual Report.
Impairment loss on other investments
For 2023, we recognized $23.4 million of impairment loss on other investments, driven by an impairment charge recorded on our PharmaCann Option for the difference between its estimated fair value and its carrying amount. For 2022, impairment loss on other investments was $61.4 million, driven by impairment charges recorded on our PharmaCann Option for the difference between its estimated fair value and its carrying amount. For more information, see Note 4 “Investments” to the consolidated financial statements in Item 8 of this Annual Report.

Share of income from equity method investments
For 2023, we reported share of income from equity method investments of $1.6 million, representing a decrease of $1.5 million from 2022. The decrease was primarily due to lower income pick-ups from our equity method investment in Cronos GrowCo. Periodic income and loss pickups from our equity method investment in Cronos GrowCo are impacted both by the profitability of Cronos GrowCo and any unsold inventory remaining at Cronos at the end of the period that originated from Cronos GrowCo.
Gain (loss) on revaluation of financial instruments
For 2023, we reported a loss on revaluation of financial instruments of $12.0 million, compared to a gain of $14.7 million in 2022. The change was due to the change in fair value of our investment in Vitura. See Note 4 “Investments” to the consolidated financial statements in Item 8 of this Annual Report for additional information.
Foreign currency transaction loss
For 2023, foreign currency transaction loss was $7.3 million, representing an increased loss of $5.0 million from 2022. The change was primarily due to certain foreign currency-denominated cash equivalents and short-term investments and certain foreign currency-denominated intercompany loans anticipated to be settled in the foreseeable future.
Other, net
For 2023, other, net was income of $1.1 million, compared to a loss of $0.3 million in 2022. The change was primarily driven by gains on the disposal of assets.
Income tax benefit (expense)
For 2023, we reported an income tax benefit of $3.2 million, compared to an income tax expense of $34.2 million in 2022. The change was due primarily to a capital gain for tax purposes of $479.8 million, which resulted in an income tax liability of $34.2 million, related to the irrevocable relinquishment by Altria of the Warrant on December 16, 2022.
Loss from discontinued operations

Year ended December 31,	Change
2023	2022	$	%
Net revenue	$1,029	$5,155	$(4,126)	(80)%
Cost of sales	2,164	8,622	(6,458)	(75)%
Inventory write-down	839	—	839	N/M
Gross profit	(1,974)	(3,467)	1,493	43%
Gross margin	(192)%	(67)%	N/A	(125)	pp
Operating expenses
Sales and marketing	578	4,236	(3,658)	(86)%
Research and development	32	250	(218)	(87)%
General and administrative	668	3,504	(2,836)	(81)%
Restructuring costs	523	1,788	(1,265)	(71)%
Share-based compensation	13	107	(94)	(88)%
Depreciation and amortization	13	58	(45)	(78)%
Impairment loss on long-lived assets	205	—	205	N/M
Total operating expenses	2,032	9,943	(7,911)	(80)%
Interest income	10	23	(13)	(57)%
Other, net	(118)	(169)	51	30%
Total other loss	(108)	(146)	38	26%
Loss before income taxes	(4,114)	(13,556)	9,442	70%
Income tax expense (benefit)	—	—	—	N/M
Net loss from discontinued operations	$(4,114)	$(13,556)	$9,442	70%
For 2023, we reported a loss from discontinued operations of $4.1 million, compared to a loss from discontinued operations of $13.6 million in 2022. The decreased loss was driven by the decrease in operating expenses as a result of the exit of U.S. operations in the second quarter of 2023. See Note 2 “Discontinued Operations” to the consolidated financial statements in Item 8 of this Annual Report for additional information.

Consolidated Results of Operations - 2022 Compared to 2021
The tables below set forth our consolidated results of operations, expressed in thousands of U.S. dollars for the periods presented. Our consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods.

	Year ended December 31,
	2022	2021
Net revenue before excise taxes	$109,301	$79,612
Excise taxes	(22,552)	(15,051)
Net revenue	86,749	64,561
Cost of sales	71,313	70,193
Inventory write-down	—	11,961
Gross profit	15,436	(17,593)
Operating expenses:
Sales and marketing	18,046	20,917
Research and development	13,131	21,841
General and administrative	67,674	90,919
Restructuring costs	3,545	—
Share-based compensation	15,008	9,844
Depreciation and amortization	5,967	4,413
Impairment loss on goodwill and indefinite-lived intangible assets	—	37
Impairment loss on long-lived assets	3,493	126,405
Total operating expenses	126,864	274,376
Operating loss	(111,428)	(291,969)
Other income (expense)	(9,575)	163,459
Income tax benefit (expense)	(34,175)	431
Loss from discontinued operations	(13,556)	(269,125)
Net loss	(168,734)	(397,204)
Net loss attributable to non-controlling interest	—	(1,097)
Net loss attributable to Cronos Group	$(168,734)	$(396,107)
Summary of select financial results

	Year ended December 31,		Change
	2022	2021	$	%
Net revenue	$86,749	$64,561	$22,188	34%
Cost of sales	71,313	70,193	1,120	2%
Inventory write-down	—	11,961	(11,961)	(100)%
Gross profit	15,436	(17,593)	33,029	188%
Gross margin(i)	18%	(27)%	N/A	45	pp
(i)Gross margin is defined as gross profit divided by net revenue.
Net revenue
For 2022, we reported consolidated net revenue of $86.7 million, representing a $22.2 million increase from 2021. This change was primarily due to higher cannabis flower sales in the Israeli medical market and higher cannabis extract sales in the Canadian adult-use market, partially offset by lower cannabis flower sales in the Canadian adult-use market driven by an unfavorable price/mix shift and the impact of the weakening Canadian dollar against the U.S. dollar during 2022.

Cost of sales
For 2022, we reported consolidated cost of sales of $71.3 million, representing a $1.1 million increase from 2021, despite a 34% increase in net revenue. This was primarily due to lower cannabis biomass costs and the impact of the weakening Canadian dollar against the U.S. dollar during the period, partially offset by higher sales volumes and lower fixed cost absorption due to the timing of the wind-down of cultivation and certain production activities associated with the change in the nature of operations at the Peace Naturals Campus.
Inventory write-down
For 2021, we reported inventory write-downs of $12.0 million, primarily related to cannabis strains and potency levels that were no longer in-line with consumer preferences in the Canadian market and adjustments for obsolete inventory in Canada. We reported no inventory write-downs for 2022.
Gross profit
For 2022, we reported consolidated gross profit of $15.4 million, representing a $33.0 million improvement from 2021. The improvement in gross profit is primarily due to increased revenue driven mainly by a favorable mix of cannabis extract products, which carry a higher gross profit and gross margin than other product categories, higher sales of cannabis flower in Israel, the absence of inventory write-downs in 2022, and lower cannabis biomass costs, partially offset by lower fixed cost absorption due to the timing of the wind-down of cultivation and certain production activities associated with the change in the nature of operations at the Peace Naturals Campus.
Operating expenses

	Year ended December 31,		Change
	2022	2021	$	%
Sales and marketing	$18,046	$20,917	$(2,871)	(14)%
Research and development	13,131	21,841	(8,710)	(40)%
General and administrative	67,674	90,919	(23,245)	(26)%
Restructuring costs	3,545	—	3,545	100%
Share-based compensation	15,008	9,844	5,164	52%
Depreciation and amortization	5,967	4,413	1,554	35%
Impairment loss on goodwill and indefinite-lived intangible assets	—	37	(37)	(100)%
Impairment loss on long-lived assets	3,493	126,405	(122,912)	(97)%
Operating expenses	$126,864	$274,376	$(147,512)	(54)%
Sales and marketing
For 2022, we reported sales and marketing expenses of $18.0 million, representing a decrease of $2.9 million from 2021. The decrease was primarily due to lower advertising and marketing spend.
Research and development
For 2022, we reported research and development expenses of $13.1 million, representing a decrease of $8.7 million from 2021. This decrease was primarily due to lower costs associated with the Ginkgo Collaboration Agreement.
General and administrative
For 2022, we reported general and administrative expenses of $67.7 million, representing a decrease of $23.2 million from 2021. The decrease was primarily due to lower expected credit losses on our loans to joint venture partners when compared to 2021, lower legal and advisory fees associated with strategic initiatives and lower personnel-related costs associated with the Realignment.
Restructuring costs
For 2022, we reported restructuring costs of $3.5 million, compared to no restructuring costs in 2021. The restructuring costs in 2022 were related to Realignment activities. For further information, see Note 16 “Restructuring” to the consolidated financial statements in Item 8 of this Annual Report.

Share-based compensation
For 2022, we reported share-based compensation expenses of $15.0 million, representing an increase of $5.2 million from 2021. The increase was primarily due to the acceleration of expense on equity awards granted to certain executive employees in connection with their separation from the Company as well as the approval of the grant of previously held-back equity awards granted to certain executives in connection with the SEC and OSC settlements. For further information, see Note 11 “Share-based Compensation” to the consolidated financial statements in Item 8 of this Annual Report.
Depreciation and amortization
For 2022, depreciation and amortization expenses were $6.0 million, representing an increase of $1.6 million from 2021. The increase was primarily due to higher amortization on our Ginkgo exclusive license intangible assets.
Impairment loss on goodwill and indefinite-lived intangible assets
For 2021, we reported impairment loss on goodwill and intangible assets of $37 thousand due to impairment charges on our PEACE+™ trademark. For 2022, we reported no such impairment losses. For further information, see Note 7 “Goodwill and Intangible Assets, net” to the consolidated financial statements in Item 8 of this Annual Report.
Impairment loss on long-lived assets
During 2022, we recorded impairment charges of $3.5 million related to the right-of-use lease asset and leasehold improvements associated with our corporate headquarters in Toronto, Ontario, Canada, which the Company has subleased in part. For 2021, we recorded an impairment charge of $119.9 million on long-lived assets related to the previously announced planned exit from the Peace Naturals Campus. Additionally, in 2021, we recorded impairment charges of $4.8 million related to our Ginkgo exclusive licenses for cannabigerolic acid (“CBGA”) and cannabigerovarinic acid (“CBGVA”) for the difference between the fair value of the licenses and the consideration paid. See Note 6 “Property, plant and equipment, net”, Note 7 “Goodwill and Intangible Assets, net” and Note 8 “Leases” to the consolidated financial statements in Item 8 of this Annual Report for additional information.
Total other income, income tax benefit (expense) and loss from discontinued operations

	Year ended December 31,		Change(i)
	2022	2021	$	%
Interest income, net	$22,514	$9,068	$13,446	148%
Gain on revaluation of derivative liabilities	14,060	151,360	(137,300)	(91)%
Impairment loss on other investments	(61,392)	—	(61,392)	N/M
Share of income (loss) from equity method investments	3,114	(6,313)	9,427	149%
Gain on revaluation of financial instruments	14,739	8,611	6,128	71%
Foreign currency transaction loss	(2,286)	—	(2,286)	N/M
Other, net	(324)	733	(1,057)	(144)%
Total other income	(9,575)	163,459	(173,034)	(106)%
Income tax benefit (expense)	(34,175)	431	(34,606)	N/M
Loss from discontinued operations	(13,556)	(269,125)	255,569	95%
Net loss	$(168,734)	$(397,204)	$228,470	58%
(i)“N/M” is defined as not meaningful.
Interest income, net
For 2022, we reported interest income, net of $22.5 million, representing an increase of $13.4 million from 2021 primarily due to higher short-term investment balances and higher interest rates in 2022 when compared to 2021.
Gain on revaluation of derivative liabilities
For 2022, we reported a gain on revaluation of derivative liabilities of $14.1 million, representing a decrease of $137.3 million from 2021 primarily due to the greater impact on the derivative liabilities in 2021 from the decreased estimated term of the derivative instruments and the decreased price of Cronos common shares.
Impairment loss on other investments
For 2022, impairment loss on other investments was $61.4 million, driven by impairment charges recorded on our PharmaCann Option for the difference between its estimated fair value and its carrying amount. There were no such impairment losses on other investments during 2021. For more information, see Note 4 “Investments” to the consolidated financial statements in Item 8 of this Annual Report.

Share of income (loss) from equity method investments
For 2022, we reported share of income from equity method investments of $3.1 million, representing an increase of $9.4 million from 2021. The change was primarily due to improved results from our equity method investment in Cronos GrowCo.
Gain (loss) on revaluation of financial instruments
For 2022, we reported a gain on revaluation of financial instruments of $14.7 million, representing an increase of $6.1 million from 2021. The increase was due to the change in fair value of our investment in Vitura. See Note 4 “Investments” to the consolidated financial statements in Item 8 of this Annual Report for additional information.
Foreign currency transaction loss
For 2022, foreign currency transaction loss was $2.3 million, which related to certain foreign currency-denominated intercompany loans anticipated to be settled in the foreseeable future. There were no such foreign currency transaction gains or losses during 2021.
Other, net
For 2022, other, net was a loss of $0.3 million, compared to income of $0.7 million in 2021. The change was primarily due to loss on disposal of assets associated with the Realignment, partially offset by $0.4 million of dividend income from our Vitura investment during 2022.
Income tax benefit (expense)
For 2022, we reported income tax expense of $34.2 million, compared to an income tax benefit of $0.4 million in 2021. The change was due primarily to a capital gain for tax purposes of $479.8 million, which resulted in an income tax liability of $34.2 million, related to the irrevocable relinquishment by Altria of its warrant on December 16, 2022.
Loss from discontinued operations

Year ended December 31,	Change(i)
2022	2021	$	%
Net revenue	$5,155	$9,874	$(4,719)	(48)%
Cost of sales	8,622	9,850	(1,228)	(12)%
Gross profit	(3,467)	24	(3,491)	(14,546)%
Gross margin	(67)%	—%	N/A	(67)	pp
Operating expenses
Sales and marketing	4,236	24,020	(19,784)	(82)%
Research and development	250	1,490	(1,240)	(83)%
General and administrative	3,504	6,133	(2,629)	(43)%
Restructuring costs	1,788	—	1,788	N/M
Share-based compensation	107	307	(200)	(65)%
Depreciation and amortization	58	71	(13)	(18)%
Impairment loss on goodwill and indefinite-lived intangible assets	—	236,019	(236,019)	N/M
Impairment loss on long-lived assets	—	1,214	(1,214)	N/M
Total operating expenses	9,943	269,254	(259,311)	(96)%
Interest income	23	4	19	475%
Other, net	(169)	101	(270)	(267)%
Total other loss	(146)	105	(251)	N/M
Loss before income taxes	(13,556)	(269,125)	255,569	95%
Income tax expense (benefit)	—	—	—	N/M
Net loss from discontinued operations	$(13,556)	$(269,125)	$255,569	95%
For 2022, we reported loss from discontinued operations of $13.6 million, compared to a loss from discontinued operations of $269.1 million in 2021. The decreased loss was driven by the $236.0 impairment loss on goodwill and indefinite-lived intangible assets in 2021. See Note 2 “Discontinued Operations” to the consolidated financial statements in Item 8 of this Annual Report for additional information.

Non-GAAP Measures
Cronos reports its financial results in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). This Annual Report refers to measures not recognized under U.S. GAAP (“non-GAAP measures”). These non-GAAP measures do not have a standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similar measures presented by other companies. Rather, these non-GAAP measures are provided as a supplement to corresponding U.S. GAAP measures to provide additional information regarding our results of operations from management’s perspective. Accordingly, non-GAAP measures should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. All non-GAAP measures presented in this Annual Report are reconciled to their closest reported U.S. GAAP measure. Reconciliations of historical adjusted financial measures to corresponding U.S. GAAP measures are provided below.
Adjusted EBITDA
Management reviews Adjusted EBITDA, a non-GAAP measure, which excludes non-cash items and items that do not reflect management’s assessment of ongoing business performance. Management defines Adjusted EBITDA as net income (loss) before interest, tax expense (benefit), depreciation and amortization adjusted for: share of (income) loss from equity method investments; impairment loss on goodwill and intangible assets; impairment loss on long-lived assets; (gain) loss on revaluation of derivative liabilities; (gain) loss on revaluation of financial instruments; transaction costs related to strategic projects; impairment loss on other investments; foreign currency transaction loss; other, net; loss from discontinued operations; restructuring costs; inventory write-downs resulting from restructuring actions; share-based compensation; and financial statement review costs and reserves related to the restatements of our 2019 and 2021 interim financial statements (the “Restatements”), including the costs related to the settlement of the SEC’s and the OSC’s investigations of the Restatements and legal costs defending shareholder class action complaints brought against us as a result of the 2019 restatement (see Note 10(b) “Contingencies,” to the consolidated financial statements under Item 8 of this Annual Report for a discussion of the shareholder class action complaints relating to the restatement of the 2019 interim financial statements and the settlement of the SEC’s and the OSC’s investigations of the Restatements). Results are reported as total consolidated results, reflecting our reporting structure of one reportable segment.
Management believes that Adjusted EBITDA provides the most useful insight into underlying business trends and results and provides a more meaningful comparison of period-over-period results. Management uses Adjusted EBITDA for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets.
Adjusted EBITDA is reconciled to net loss as follows:

(in thousands of U.S. dollars)	For the year ended December 31, 2023
	Continuing Operations	Discontinued Operations	Total
Net loss	$(70,439)	$(4,114)	$(74,553)
Interest income, net	(51,235)	(10)	(51,245)
Income tax expense (benefit)	(3,230)	—	(3,230)
Depreciation and amortization	7,866	244	8,110
EBITDA	(117,038)	(3,880)	(120,918)
Share of (income) loss from equity method investments	(1,583)	—	(1,583)
Impairment loss on long-lived assets(ii)	3,366	205	3,571
Loss on revaluation of derivative liabilities(iii)	85	—	85
Loss on revaluation of financial instruments(iv)	12,042	—	12,042
Impairment loss on other investments(ix)	23,350	—	23,350
Foreign currency transaction loss	7,324	—	7,324
Other, net(vi)	(1,114)	118	(996)
Restructuring costs(x)	1,524	523	2,047
Share-based compensation(vii)	8,756	13	8,769
Financial statement review costs(viii)	919	—	919
Inventory write-down(xi)	805	839	1,644
Adjusted EBITDA	$(61,564)	$(2,182)	$(63,746)

(in thousands of U.S. dollars)	For the year ended December 31, 2022
	Continuing Operations	Discontinued Operations	Total
Net loss	$(155,178)	$(13,556)	$(168,734)
Interest income, net	(22,514)	(23)	(22,537)
Income tax expense (benefit)	34,175	—	34,175
Depreciation and amortization	11,924	1,198	13,122
EBITDA	(131,593)	(12,381)	(143,974)
Share of income from equity method investments	(3,114)	—	(3,114)
Impairment loss on long-lived assets(ii)	3,493	—	3,493
Gain on revaluation of derivative liabilities(iii)	(14,060)	—	(14,060)
Gain on revaluation of financial instruments(iv)	(14,739)	—	(14,739)
Impairment loss on other investments(ix)	61,392	—	61,392
Foreign currency transaction loss	2,286	—	2,286
Other, net(vi)	324	169	493
Restructuring costs(x)	3,545	1,788	5,333
Share-based compensation(vii)	15,008	107	15,115
Financial statement review costs(viii)	7,167	—	7,167
Adjusted EBITDA	$(70,291)	$(10,317)	$(80,608)

(in thousands of U.S. dollars)	For the year ended December 31, 2021
	Continuing Operations	Discontinued Operations	Total
Net loss	$(128,079)	$(269,125)	$(397,204)
Interest income, net	(9,068)	(4)	(9,072)
Income tax expense (benefit)	(431)	—	(431)
Depreciation and amortization	15,236	166	15,402
EBITDA	(122,342)	(268,963)	(391,305)
Share of loss from equity method investments	6,313	—	6,313
Impairment loss on goodwill and indefinite-lived intangible assets(i)	37	236,019	236,056
Impairment loss on long-lived assets(ii)	126,405	1,214	127,619
Gain on revaluation of derivative liabilities(iii)	(151,360)	—	(151,360)
Gain on revaluation of financial instruments(iv)	(8,611)	—	(8,611)
Transaction costs(v)	3,801	—	3,801
Other, net(vi)	(733)	(101)	(834)
Share-based compensation(vii)	9,844	307	10,151
Financial statement review costs(viii)	7,102	—	7,102
Adjusted EBITDA	$(129,544)	$(31,524)	$(161,068)
(i)For the year ended December 31, 2021, impairment loss on goodwill and indefinite-lived intangible assets relates primarily to impairment on goodwill and intangible assets related to our U.S. operations. See Note 7 “Goodwill and Intangible Assets, net” to the consolidated financial statements under Item 8 of this Annual Report.
(ii)For the year ended December 31, 2023, impairment loss on long-lived assets related to certain leased properties associated with the Company’s former U.S. operations and impairment of the Ginkgo Collaboration Agreement’s CBCVA exclusive license. For the year ended December 31, 2022, impairment loss on long-lived assets relates to the Company’s decision to seek a sublease for leased office space in Toronto, Ontario, Canada during the first quarter of 2022. For the year ended December 31, 2021, impairment loss on long-lived assets relates to impairment charges on property, plant and equipment and definite-lived intangible assets in the Canadian asset group, impairment charges for the differences between the consideration paid to Ginkgo for the achievement of two equity milestones in connection with the Ginkgo Collaboration Agreement and the fair values of the CBGA exclusive license and CBGVA exclusive license. See Note 6 “Property, plant and equipment, net” and Note 7 “Goodwill and Intangible Assets, net” to the consolidated financial statements in Item 8 of this Annual Report.
(iii)For the years ended December 31, 2023, 2022 and 2021, the (gain) loss on revaluation of derivative liabilities represents the fair value changes on the derivative liabilities. See Note 9 “Derivative Liabilities” to the consolidated financial statements in Item 8 of this Annual Report.
(iv)For the years ended December 31, 2023, 2022 and 2021, (gain) loss on revaluation of financial instruments relates primarily to our unrealized holding gain on our mark-to-market investment in Vitura as well as revaluations of financial liabilities resulting from deferred share units (“DSUs”) granted to directors. See Note 4 “Investments” and Note 11 “Share-based Compensation” to the consolidated financial statements in Item 8 of this Annual Report.

(v)For the year ended December 31, 2021, transaction costs represent legal, financial and other advisory fees and expenses incurred in connection with various strategic investments. These costs are included in general and administrative expenses on the consolidated statements of net loss and comprehensive loss.
(vi)For the years ended December 31, 2023 and 2022, other, net primarily related to related to (gain) loss on disposal of assets. For the year ended December 31, 2021, other, net is primarily related to (gain) loss on reclassification of held-for-sale assets and (gain) loss on disposal of assets.
(vii)For the years ended December 31, 2023, 2022 and 2021, share-based compensation relates to the vesting expenses of share-based compensation awarded to employees under our share-based award plans as described in Note 11 “Share-based Compensation” to the consolidated financial statements in Item 8 of this Annual Report.
(viii)For the years ended December 31, 2023, 2022 and 2021, financial statement review costs include costs related to the Restatement, costs related to the Company’s responses to requests for information from various regulatory authorities relating to the Restatements, the costs related to the Settlement Order and Settlement Agreement and legal costs defending shareholder class action complaints brought against the Company as a result of the 2019 restatement.
(ix)For the years ended December 31, 2023 and 2022, impairment loss on other investments related to the PharmaCann Option for the difference between its fair value and carrying amount. See Note 4 “Investments” to the consolidated financial statements in Item 8 of this Annual Report.
(x)For the years ended December 31, 2023 and 2022, restructuring costs related to the employee-related severance costs and other restructuring costs associated with the Realignment. See Note 16 “Restructuring” to the consolidated financial statements in Item 8 of this Annual Report.
(xi)For the year ended December 31, 2023, inventory write-downs from discontinued operations relate to product destruction and obsolescence associated with the exit of our U.S. operations as described in Note 2 “Discontinued Operations” and inventory write-downs from continuing operations relate to product destruction and obsolescence associated with the planned exit of Cronos Fermentation as described in Note 16 “Restructuring.”
Constant Currency
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for net revenues, gross profit, gross profit margin, operating expenses, net income (loss) and Adjusted EBITDA for 2023, as well as cash and cash equivalents and short-term investment balances as of December 31, 2023 compared to December 31, 2022, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the comparative period in 2022 rather than the actual average exchange rates in effect during 2023; constant currency current period balance sheet information is translated at the prior year-end spot rate rather than the current year-end spot rate. All growth comparisons relate to the corresponding period in 2022. We have provided this non-GAAP financial information to aid investors in better understanding the performance of our business. The non-GAAP financial measures presented in this Annual Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.
The table below sets forth certain measures of consolidated results from continuing operations on an as-reported and constant currency basis for 2023 compared to 2022, as well as cash and cash equivalents and short-term investments as of December 31, 2023, compared to December 31, 2022, on an as-reported and constant currency basis (in thousands):

	As Reported				As Adjusted for Constant Currency
	Year ended December 31,		As Reported Change		Year ended December 31,	Constant Currency Change
	2023	2022	$	%	2023	$	%
Net revenue	$87,241	$86,749	$492	1%	$91,711	$4,962	6%
Gross profit	11,909	15,436	(3,527)	(23)%	12,662	(2,774)	(18)%
Gross margin	14%	18%	N/A	(4) pp	14%	N/A	(4) pp

Operating expenses	96,709	126,864	(30,155)	(24)%	101,142	(25,722)	(20)%
Net loss from continuing operations	(70,439)	(155,178)	84,739	55%	(73,193)	81,985	53%
Adjusted EBITDA	(61,564)	(70,291)	8,727	12%	(64,507)	5,784	8%

	As of December 31,		As Reported Change		As of December 31,	Constant Currency Change
	2023	2022	$	%	2023	$	%
Cash and cash equivalents	$669,291	$764,644	$(95,353)	(12)%	$656,647	$(107,997)	(14)%
Short-term investments	192,237	113,077	79,160	70%	187,826	74,749	66%
Total cash and cash equivalents and short-term investments	$861,528	$877,721	$(16,193)	(2)%	$844,473	$(33,248)	(4)%

Net revenue

	As Reported				As Adjusted for Constant Currency
	Year ended December 31,		As Reported Change		Year ended December 31,	Constant Currency Change
	2023	2022	$	%	2023	$	%
Cannabis flower	$62,071	$63,593	$(1,522)	(2)%	$65,573	$1,980	3%
Cannabis extracts	24,569	22,522	2,047	9%	25,502	2,980	13%
Other	601	634	(33)	(5)%	636	2	—%
Net revenue	$87,241	$86,749	$492	1%	$91,711	$4,962	6%

	As Reported				As Adjusted for Constant Currency
	Year ended December 31,		As Reported Change		Year ended December 31,	Constant Currency Change
	2023	2022	$	%	2023	$	%
Canada	$64,702	$56,233	$8,469	15%	$67,073	$10,840	19%
Israel	21,134	30,516	(9,382)	(31)%	23,182	(7,334)	(24)%
Other countries	1,405	—	1,405	N/M	1,456	1,456	N/M
Net revenue	$87,241	$86,749	$492	1%	$91,711	$4,962	6%
Net Revenue
For 2023, net revenue on a constant currency basis was $91.7 million, representing a 6% increase from 2022. Net revenue increased on a constant currency basis primarily due to higher cannabis flower and extracts sales in the Canadian adult-use market, partially offset by lower cannabis flower sales in Israel driven by pricing pressure as a result of competitive activity, the slowdown in patient permit authorizations and the Israel-Hamas War, and an adverse price/mix in Canada in the cannabis flower category driving increased excise tax payments as a percentage of revenue.
Gross profit
For 2023, gross profit on a constant currency basis was $12.7 million, representing an 18% decrease from 2022. Gross profit decreased on a constant currency basis primarily due to lower cannabis flower sales in the Israeli medical market, an adverse price/mix on cannabis flower sales in Canada resulting in higher excise taxes as a percentage of revenue and the inventory write-down recognized as a result of the decision to wind down operations at Cronos Fermentation, partially offset by higher cannabis flower and extract sales in the Canadian adult-use market.
Operating expenses
For 2023, operating expenses on a constant currency basis was $101.1 million, representing a 20% decrease from 2022. Operating expenses decreased on a constant currency basis primarily due to lower professional fees, largely related to financial statement review costs, lower costs associated with the achievement of Ginkgo milestones, the 2022 acceleration of expense on equity awards granted to certain executive employees in connection with their separation from the Company, as well as previously held-back equity awards granted in 2022 to certain executives, impairment loss on long-lived assets recognized in the prior year, lower bonus expense, lower payroll costs and lower insurance costs, partially offset by higher sales and marketing expenses.
Net loss
For 2023, net loss on a constant currency basis was $73.2 million, representing a 53% improvement from 2022.
Adjusted EBITDA
For 2023, Adjusted EBITDA on a constant currency basis was $64.5 million, representing an 8% improvement from 2022. Adjusted EBITDA increased on a constant currency basis primarily due to higher cannabis flower and extracts sales in the Canadian adult-use market, decreases in general and administrative expenses and lower costs associated with the achievement of Ginkgo milestones, partially offset by lower cannabis flower sales in Israel driven by pricing pressure as a result of competitive activity, the slowdown in patient permit authorizations and the Israel-Hamas War, an adverse price/mix in Canada in the cannabis flower category driving increased excise tax payments as a percentage of revenue and higher sales and marketing expenses.
Cash and cash equivalents & short-term investments
Cash and cash equivalents and short-term investments on a constant currency basis decreased 4% to $844.5 million as of December 31, 2023 from $877.7 million as of December 31, 2022. The decrease in cash and cash equivalents and short-term investments is primarily due to cash flows used in operating activities in 2023.

Liquidity and Capital Resources
We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our business operations and capital expenditures over the next twelve months. Our primary need for liquidity is to fund operations and capital expenditures. Our ability to fund operations and capital expenditures depends on, among other things, future operating performance and cash flows that are subject to general economic conditions and financial and other factors, including factors beyond our control. Since 2019, we have been funded by the C$2.4 billion (approximately $1.8 billion) Altria investment in us as further discussed under “Business—Altria Strategic Investment” in Part I, Item 1 of this Annual Report. As of December 31, 2023, we had $669.3 million in cash and cash equivalents and $192.2 million in short term investments, compared to $764.6 million in cash and cash equivalents and $113.1 million in short term investments as of December 31, 2022. As of both December 31, 2023 and December 31, 2022, we had no external financing.
Cash flows

(In thousands of U.S. dollars)	Year ended December 31,
	2023	2022	2021
Net cash used in operating activities	$(42,835)	$(88,948)	$(153,616)
Net cash used in investing activities	(59,499)	(1,842)	(28,898)
Net cash used in financing activities	(1,030)	(2,897)	(13,442)
Effect of foreign currency translation on cash and cash equivalents	8,011	(28,642)	4,906
Net change in cash	$(95,353)	$(122,329)	$(191,050)
2023 cash flows vs 2022 cash flows
Operating activities
During 2023, we used $42.8 million of cash in operating activities, compared to $88.9 million in 2022, representing a decrease in cash used of $46.1 million. This change is primarily driven by an $88.3 million increase in net income after adjusting for non-cash items, such as impairment charges, share-based payments, depreciation and amortization, and share of loss from investments in equity method investments, partially offset by and a net decrease in changes in operating assets and liabilities of $42.2 million related to payments for income taxes, the timing of collections of receivables, payments for accruals and payables, and purchases of inventory.
Investing activities
During 2023, we used $59.5 million of cash in investing activities, compared to $1.8 million during 2022, representing an increase of $57.7 million in net cash used. This change is primarily driven by higher net purchases of short-term investments, partially offset by higher net repayments on loan receivables and lower purchases of property, plant and equipment.
Financing activities
During 2023, cash used in financing activities was $1.0 million, as compared to $2.9 million in 2022, representing a decrease in net cash used of $1.9 million. This change is primarily driven by a decrease in withholding taxes paid on share-based awards.
Cash requirements
In the near term, we expect to use our available cash and investments to operate our core business and develop new ways to serve our customers as well as invest in our various strategic partnerships and in our investees. We believe we have adequate liquidity to meet working capital requirements.
Our material cash requirements include the following contractual and other obligations as of December 31, 2023:
Leases
We have operating leases for land, buildings and office space. As of December 31, 2023, the future minimum payments required under these leases totaled $3.0 million, with $1.1 million payable within 12 months. Refer to Note 8 “Leases” to the consolidated financial statements in Item 8 of this Annual Report for further information.
Loans receivable with related parties
We have entered into three loan agreements with affiliates. As of December 31, 2023, Cronos GrowCo had approximately $0.8 million undrawn on its credit facility, with no amounts expected to be drawn within 12 months. The Mucci Promissory Note and Cannasoul Collaboration Loan (each as defined below) have been fully drawn. Refer to Note 5 “Loans Receivable, net” to the consolidated financial statement in Item 8 of this Annual Report for further information.

Purchase obligations
Our purchase obligations primarily consist of contractual obligations to maintain the ordinary course of business through information technology and capital expenditures related to computer software, agricultural supply services and data analytics. As of December 31, 2023, the Company had purchase obligations of $13.0 million, with $10.1 million payable within 12 months. Other purchase obligations consist of noncancellable obligations related to maintenance, internet, and telecommunication service. As of December 31, 2023, we had other purchase obligations of $4.4 million, with $2.2 million payable within 12 months.
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
Revenue recognition
Revenue is recognized at the point in time when the control of the promised goods is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for the performance obligation. Excise taxes remitted to tax authorities are government-imposed excise taxes on cannabis products. Excise taxes are recorded as a reduction of sales in net revenue in the consolidated statements of income (loss) and comprehensive income (loss) and are recognized as a current liability within accrued liabilities on the consolidated balance sheets, with the liability subsequently reduced when the taxes are remitted to the tax authority.
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
We believe that the accounting estimate for goodwill and indefinite-lived intangible assets is a critical accounting estimate because of the judgment required in assessing the fair value of each of our reporting units. We estimate fair value through various valuation methods, including the use of discounted expected future cash flows of each reporting unit, as well as the use of the relief-from-royalty method on the Lord Jones® brand. Significant inputs include discount rates, growth rates, and cash flow projections, and, for the Lord Jones® brand, royalty rate. These valuation inputs are considered Level 3 inputs as defined by Accounting Standards Codification 820 Fair Value Measurement. The expected future cash flows for each reporting unit are significantly impacted by current market conditions. If these market conditions and resulting expected future cash flows for each reporting unit decline significantly, the actual results for each reporting unit could differ from our estimate, which would cause goodwill to be impaired. Our accounting for goodwill and indefinite-lived intangible assets represents our best estimate of future events.

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
We periodically evaluate whether impairment indicators related to our property, plant and equipment, operating leases and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, early termination of an operating lease, a significant adverse change to the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, we estimate the fair value for the asset or group of assets. We estimate fair value of long-lived assets through various valuation methods, including the use of the indirect cost approach, income approach, and direct comparison approach. The indirect cost approach is based on the estimated cost to reproduce the asset as if new, adjusted for physical deterioration and consideration of functional and economic obsolescence. The income approach is based on estimated rental and capitalization rates. The direct comparison approach is based on recent observable transactions of comparable assets. The estimation of future undiscounted cash flows of the asset groups as well as each of these fair value approaches are significantly impacted by market conditions. A significant adverse change in market conditions could result in fair values that differ from our estimates, which could adversely impact whether an impairment exists and the extent to which an asset group and underlying assets are impaired. The difference between the fair value and the carrying amount of the asset group is recorded as an impairment charge. Refer to Note 6 “Property, plant and equipment, net” to the consolidated financial statements in Item 8 of this Annual Report.
We periodically evaluate our long-lived assets that we plan to dispose of through sale for held-for-sale classification. To be classified as held-for-sale, management must have committed to a plan to sell, the asset (or asset group) must be available for immediate sale in its present condition, an active program to locate a buyer must have been initiated, the sale must be probable to close within one year, the asset (or asset group) must be marketed at a reasonable sales price, and it must be unlikely that significant changes to the plan will be made. Once an asset (or asset group) meets all of the above criteria, it is reclassified as assets held for sale on the consolidated balance sheet, and the asset(s) cease depreciation and are written down to their fair value, less costs to sell, if applicable.
The Company completed a review of its global supply chain and determined that it would wind down the Cronos Fermentation facility and list it for sale. This review involves significant complexities and judgments in making the accounting treatment determination. There are subjective and complex judgments in the determination of whether the Cronos Fermentation facility meets the criteria to be classified as held for sale, including: (1) whether the Cronos Fermentation facility is available for sale in its present condition subject only to terms that are usual and customary for sales of such businesses, (2) whether the sale of the Cronos Fermentation facility is probable and that the transfer of assets will be a completed sale within one year from period end, and (3) whether the Cronos Fermentation facility is being actively marketed at a reasonable price. See Note 6 “Property, plant and equipment, net” to the consolidated financial statements in Item 8 of this Annual Report for discussion regarding our evaluation of the Peace Naturals Campus and the Cronos Fermentation facility for held-for-sale classification as of December 31, 2023.

We account for the cannabinoid exclusive licenses originating from the Ginkgo Strategic Partnership as definite-lived intangible assets in accordance with the acquisition method of accounting. The cost of cash and equity in Cronos issued in exchange for the cannabinoid exclusive licenses is initially recognized and measured at the date of acquisition. On the date of acquisition, we then test each cannabinoid exclusive license for impairment by comparing the cost and fair value of each license. We believe that the accounting estimate for the cannabinoid exclusive licenses is a critical accounting estimate because of the judgment required in assessing their fair values and the expected future cash flows are significantly impacted by the future expectations for products containing each cannabinoid. We estimate the fair value using the relief-from-royalty method. Each cannabinoid exclusive license is subject to amortization. Refer to Note 7 “Goodwill and Intangible Assets, net” to the consolidated financial statements in Item 8 of this Annual Report.
Valuation of derivative liabilities
Prior to December 16, 2022, derivative liabilities consisted of the warrant issued to Altria, as well as Altria’s pre-emptive rights, and certain top-up rights. On December 16, 2022, Altria notified us that its wholly owned subsidiary, Altria Summit LLC, irrevocably relinquished its warrant and all rights that it may have held in the warrant or any common shares underlying the warrant for no consideration. As of December 31, 2023, derivative liabilities consisted of pre-emptive rights and certain top-up rights. We measure derivative liabilities at fair value at each reporting date until settlement with the re-measurement gain or loss being recognized immediately in net loss and comprehensive loss. We calculate fair value of the derivative liabilities using the Black-Scholes model. Significant assumptions are used in the valuation of derivative liabilities, including the expected term and our stock price. The assumptions used in computing the fair value of derivative liabilities reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. Sensitivity is performed on various inputs, refer to Note 9 “Derivative Liabilities” to the consolidated financial statements in Item 8 of this Annual Report.
Impairment of other investments without readily determinable fair values
We hold other investments without readily determinable fair values that are measured under the cost method less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same investee. Each reporting period, we qualitatively assess if indicators of impairment are present, and, if present, we estimate the fair value of the investments and record impairment charges on the consolidated statements of income if the carrying value exceeds fair value. To estimate the fair value of the investments, we use a combination of the income and market approaches. Under the income approach, significant assumptions used in the discounted cash flow method that require the use of judgment are the discount rate, growth rates, cash flow projections, and the expectation of federal rescheduling and individual state legalization of cannabis in the U.S. Under the market valuation approach, the key assumptions that require judgment under the Guideline Public Companies method are cash flow projections, selected multiples and the discount for lack of marketability.
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
Assets held for sale
We periodically evaluate our long-lived assets that we plan to dispose of through sale for held-for-sale classification. To be classified as held-for-sale, management must have committed to a plan to sell, the asset (or asset group) must be available for immediate sale in its present condition, an active program to locate a buyer must have been initiated, the sale must be probable to close within one year, the asset (or asset group) must be marketed at a reasonable sales price, and it must be unlikely that significant changes to the plan will be made. Once an asset (or asset group) meets all of the above criteria, it is reclassified as assets held for sale on the consolidated balance sheet, and the asset(s) cease depreciation and are written down to their fair value, less costs to sell, if applicable. See Note 6 “Property, plant and equipment, net” to the consolidated financial statements in Item 8 of this Annual Report for discussion regarding our evaluation of the Peace Naturals Campus and the Cronos Fermentation facility for held-for-sale classification as of December 31, 2023.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those which possess a short term to maturity. During the years ended December 31, 2023 and December 31, 2022, we had interest income, net of $51.2 million and $22.5 million, respectively. A 10% change in the interest rate in effect on December 31, 2023 would not have a material effect on the fair value of our cash equivalents and short-term investments as the majority of the portfolio had a maturity date of three months or less. A 10% change in the interest rate in effect for 2023 would have an effect of $5.4 million on interest income, net earned on our cash equivalents, short-term investments. A 10% change in the interest rate in effect on December 31, 2022, would not have a material effect on (i) fair value of the cash equivalents and short-term investments as the majority of the portfolio had a maturity date of three months or less, or (ii) interest income, net. Management continues to monitor external interest rates and revise our investment strategy as a result.
During the year ended December 31, 2023, our average variable interest rate increased by approximately 1.45%. During the year ended December 31, 2022, our average variable interest rate did not materially change.
Foreign currency risk
Our consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report are expressed in U.S. dollars. In addition, we have net assets, liabilities, and revenues denominated in foreign currencies, including Canadian dollars and Israeli new shekels. As a result, we are exposed to foreign currency translation gains and losses. Revenue and expenses of all foreign operations are translated into U.S. dollars at the foreign currency exchange rates that approximate the rates in effect during the period when such items are recognized. Appreciating foreign currencies relative to the U.S. dollar will adversely impact operating income and net earnings, while depreciating foreign currencies relative to the U.S. dollar will have a positive impact.
For the years ended December 31, 2023 and December 31, 2022, we had foreign currency gain (loss) on translation of $21.5 million and $(50.6) million, respectively. A 10% change in the exchange rates for the Canadian dollar would affect the carrying amount of the net assets by approximately $97.7 million and $77.4 million as of December 31, 2023 and December 31, 2022, respectively. The corresponding impact would be recorded in accumulated other comprehensive income. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains and losses could have a significant, and potentially adverse, effect on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Cronos Group Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cronos Group Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of net loss and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2023 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate
Valuation of an option to purchase equity securities without a readily determinable fair value
As disclosed in note 1(g) of the consolidated financial statements, the Company records its other investments without a readily determinable fair value using the cost method and assesses such investments for observable price changes and other than temporary impairment on a periodic basis. Changes in the reported value of other investments are reported in the consolidated statements of net loss and comprehensive loss. As disclosed in note 4(b) to the consolidated financial statements, the Company’s investment in an option to purchase equity securities of PharmaCann, Inc. (the “PharmaCann Option”) is accounted for as an other investment without a readily determinable fair value. To estimate the fair value of the PharmaCann Option, management uses a combination of the income and market approaches. Under the income approach, significant assumptions used in the discounted cash flow method that require the use of judgment are the discount rate, terminal growth rate, cash flow projections, and the expectation of federal rescheduling and individual state legalization of cannabis in the United States. Under the market valuation approach, the key assumptions which require judgment under the Guideline Public Companies method are cash flow projections, selected multiples, and the discount for lack of marketability. As disclosed in note 14(a) of the consolidated financial statements, the Company’s other investment in PharmaCann Option amounted to $25,650 thousand as of December 31, 2023.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the critical audit matter. We compared the historical cash flow projections of PharmaCann to actual results to assess the Company’s ability to accurately project PharmaCann cash flows. We evaluated the reasonableness of the cash flow projections by comparing them to historical actual results, planned business initiatives, external industry reports, and peer data. We evaluated the reasonableness of the expectation of federal rescheduling and individual state legalization of cannabis in the United States by comparing management’s estimated timing with external industry reports and market information. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•assessing the discount rate used in the income approach and the multiples used in the market approach against ranges that were independently developed using peer data,
•evaluating the terminal growth rate used in the income approach by comparing management’s assumption against external market information, and;
•independently developing a discount for lack of marketability and comparing to management’s assumption used in the market approach.
Assessment of held for sale classification for the Cronos Fermentation facility
As discussed in Note 1(s) of the consolidated financial statements, the Company periodically evaluates its long-lived assets that it plans to dispose of through sale for held-for-sale classification. To be classified as held-for-sale, management must have committed to a plan to sell, the asset (or asset group) must be available for immediate sale in its present condition, an active program to locate a buyer must have been initiated, the sale must be probable to close within one year, the asset (or asset group) must be marketed at a reasonable sales price, and it must be unlikely that significant changes to the plan will be made. Once an asset (or asset group) meets all the above criteria, it is reclassified as assets held for sale on the consolidated balance sheet, and the assets cease depreciation and are written down to their fair value, less costs to sell, if applicable.
As discussed in Note 6 of the consolidated financial statements, the Company has $59,468 thousand of property, plant and equipment, which includes the Fermentation facility located in Winnipeg, Manitoba, Canada. The Company completed a review of its global supply chain and determined that it would wind-down the Fermentation facility and list it for sale. This review involves significant complexities and judgments in making the accounting treatment determination. There are subjective and complex judgments in the determination of whether the Fermentation facility meets the criteria to be classified as held for sale, including: (1) whether the Fermentation facility is available for sale in its present condition subject only to terms that are usual and customary for sales of such businesses, (2) whether the sale of the Fermentation facility is probable and that the transfer of assets will be a completed sale within one year from period end, and (3) whether the Fermentation facility is being actively marketed at a reasonable price.
We identified the assessment of held for sale classification for the Fermentation facility as a critical audit matter because of the degree of subjectivity associated with significant judgments made in determining whether events have occurred indicating that the Fermentation facility should be presented as held for sale. This required a high degree of auditor judgment when performing audit procedures to evaluate whether management appropriately classified the assets of the Fermentation facility.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the critical audit matter. We evaluated the Company’s assessment of held for sale criteria as it relates to the Fermentation facility, which included:
•interviewing key members of management, their real estate agents and the Board of Directors to obtain an understanding of the plans to sell the Fermentation facility, including the marketing efforts and pricing strategy, and;
•reading minutes from meetings of the Board of Directors and reading communications regarding the status of the sales process.

/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants
We have served as the Company’s auditor since 2018.
Vaughan, Canada
February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Cronos Group Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Cronos Group Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of net loss and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023 and the related notes (collectively, the consolidated financial statements), and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants
Vaughan, Canada
February 29, 2024

CRONOS GROUP INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
Cronos Group Inc.
Consolidated Balance Sheets
As of December 31, 2023 and 2022
(In thousands of U.S. dollars)

	As of December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$669,291	$764,644
Short-term investments	192,237	113,077
Accounts receivable, net	13,984	23,113
Interest receivable	10,012	2,469
Other receivables	6,341	3,298
Current portion of loans receivable, net	5,541	8,890
Inventory, net	30,495	37,559
Prepaids and other current assets	5,405	7,106
Total current assets	933,306	960,156
Equity method investments, net	19,488	18,755
Other investments	35,251	70,993
Non-current portion of loans receivable, net	69,036	72,345
Property, plant and equipment, net	59,468	60,557
Right-of-use assets	1,356	2,273
Goodwill	1,057	1,033
Intangible assets, net	21,078	26,704
Other	45	193
Total assets	$1,140,085	$1,213,009
Liabilities
Current liabilities
Accounts payable	$12,130	$11,163
Income taxes payable	64	32,956
Accrued liabilities	27,736	22,268
Current portion of lease obligation	994	1,330
Derivative liabilities	102	15
Current portion due to non-controlling interests	373	384
Total current liabilities	41,399	68,116
Non-current portion due to non-controlling interests	1,003	1,383
Non-current portion of lease obligation	1,559	2,546
Total liabilities	43,961	72,045
Shareholders’ equity
Share capital (authorized for issue as of December 31, 2023 and 2022: unlimited; shares outstanding as of December 31, 2023 and 2022: 381,298,853 and 380,575,403, respectively)	613,725	611,318
Additional paid-in capital	48,449	42,682
Retained earnings	416,719	490,682
Accumulated other comprehensive income (loss)	20,678	(797)
Total equity attributable to shareholders of Cronos Group	1,099,571	1,143,885
Non-controlling interests	(3,447)	(2,921)
Total shareholders’ equity	1,096,124	1,140,964
Total liabilities and shareholders’ equity	$1,140,085	$1,213,009
See notes to consolidated financial statements.

Cronos Group Inc.
Consolidated Statements of Net Loss and Comprehensive Loss
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S dollars, except share and per share amounts)

	Year ended December 31,
	2023	2022	2021
Net revenue, before excise taxes	$120,270	$109,301	$79,612
Excise taxes	(33,029)	(22,552)	(15,051)
Net revenue	87,241	86,749	64,561
Cost of sales	74,527	71,313	70,193
Inventory write-down	805	—	11,961
Gross profit	11,909	15,436	(17,593)
Operating expenses
Sales and marketing	22,701	18,046	20,917
Research and development	5,843	13,131	21,841
General and administrative	49,475	67,674	90,919
Restructuring costs	1,524	3,545	—
Share-based compensation	8,756	15,008	9,844
Depreciation and amortization	5,044	5,967	4,413
Impairment loss on goodwill and indefinite-lived intangible assets	—	—	37
Impairment loss on long-lived assets	3,366	3,493	126,405
Total operating expenses	96,709	126,864	274,376
Operating loss	(84,800)	(111,428)	(291,969)
Other income (expense)
Interest income, net	51,235	22,514	9,068
Gain (loss) on revaluation of derivative liabilities	(85)	14,060	151,360
Share of income (loss) from equity method investments	1,583	3,114	(6,313)
Gain (loss) on revaluation of financial instruments	(12,042)	14,739	8,611
Impairment loss on other investments	(23,350)	(61,392)	—
Foreign currency transaction loss	(7,324)	(2,286)	—
Other, net	1,114	(324)	733
Total other income (expense)	11,131	(9,575)	163,459
Loss before income taxes	(73,669)	(121,003)	(128,510)
Income tax expense (benefit)	(3,230)	34,175	(431)
Loss from continuing operations	(70,439)	(155,178)	(128,079)
Loss from discontinued operations	(4,114)	(13,556)	(269,125)
Net loss	(74,553)	(168,734)	(397,204)
Net loss attributable to non-controlling interest	(590)	—	(1,097)
Net loss attributable to Cronos Group	$(73,963)	$(168,734)	$(396,107)

Comprehensive income (loss)
Net loss	$(74,553)	$(168,734)	$(397,204)
Foreign exchange gain (loss) on translation	21,539	(50,616)	8,192
Comprehensive loss	(53,014)	(219,350)	(389,012)
Comprehensive income (loss) attributable to non-controlling interest	(526)	46	229
Comprehensive loss attributable to Cronos Group	$(52,488)	$(219,396)	$(389,241)
Net loss per share
Basic and diluted - continuing operations	$(0.18)	$(0.41)	$(0.34)
Basic and diluted - discontinued operations	$(0.01)	$(0.04)	$(0.73)
Basic and diluted - total	$(0.19)	$(0.45)	$(1.07)
See notes to consolidated financial statements.

Cronos Group Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S dollars, except number of share amounts)

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2021	360,253,332	$569,260	$34,596	$1,064,509	$42,999	$(3,196)	$1,708,168
Shares issued	—	—	—	—	—	—	—
Share issuance costs	—	—	—	—	—	—	—
Activities relating to share-based compensation	11,764,381	7,288	2,671	(12,213)	—	—	(2,254)
Share issuance pursuant to research and development milestones	2,934,980	17,374	—	—	—	—	17,374
Accelerated restricted share units vesting out-of-period adjustment	—	4,802	(4,802)	—	—	—	—
Top-up rights out-of-period adjustment	—	(3,227)	—	3,227	—	—	—
Net loss	—	—	—	(396,107)	—	(1,097)	(397,204)
Foreign exchange gain on translation	—	—	—	—	6,866	1,326	8,192
Balance as of December 31, 2021	374,952,693	595,497	32,465	659,416	49,865	(2,967)	1,334,276
Activities relating to share-based compensation	1,464,822	4,617	10,217	—	—	—	14,834
Share issuance pursuant to research and development milestones	4,157,888	11,204	—	—	—	—	11,204
Net loss	—	—	—	(168,734)	—	—	(168,734)
Foreign exchange gain on translation	—	—	—	—	(50,662)	46	(50,616)
Balance as of December 31, 2022	380,575,403	611,318	42,682	490,682	(797)	(2,921)	1,140,964
Activities relating to share-based compensation	723,450	2,407	5,767	—	—	—	8,174
Net loss	—	—	—	(73,963)	—	(590)	(74,553)
Foreign exchange gain on translation	—	—	—	—	21,475	64	21,539
Balance as of December 31, 2023	381,298,853	$613,725	$48,449	$416,719	$20,678	$(3,447)	$1,096,124
See notes to consolidated financial statements.

Cronos Group Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S dollars)

	Year ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(74,553)	$(168,734)	$(397,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	8,769	15,115	10,151
Depreciation and amortization	8,110	13,122	15,402
Impairment loss on goodwill and indefinite-lived intangible assets	—	—	236,056
Impairment loss on long-lived assets	3,571	3,493	127,619
Impairment loss on other investments	23,350	61,392	—
Income from investments	10,513	(17,853)	(1,974)
Loss (gain) on revaluation of derivative liabilities	85	(14,060)	(151,360)
Changes in expected credit losses on long-term financial assets	(1,528)	(662)	12,202
Foreign currency transaction loss	7,324	2,286	—
Other non-cash operating activities, net	(2,008)	1,294	335
Changes in operating assets and liabilities:
Accounts receivable, net	9,206	(2,711)	(13,163)
Interest receivable	(14,344)	(6,985)	(2,497)
Other receivables	(1,449)	1,148	3,497
Prepaids and other current assets	1,437	996	3,102
Inventory, net	7,399	(7,217)	11,565
Accounts payable	(773)	(863)	(1,597)
Income taxes payable	(33,104)	34,212	(776)
Accrued liabilities	5,160	(2,921)	(4,974)
Net cash used in operating activities	(42,835)	(88,948)	(153,616)

Investing activities
Proceeds from short-term investments	532,838	268,870	215,303
Purchase of short-term investments	(608,247)	(271,378)	(119,610)
Dividends received from equity method investee	1,297	—	—
Purchase of investments	—	—	(110,392)
Dividend proceeds	345	384	—
Repayments (advances) on loan receivables	16,831	5,246	(4,967)
Purchase of property, plant and equipment, net of disposals	(2,505)	(3,451)	(11,144)
Purchase of intangible assets, net of disposals	(918)	(1,581)	(1,118)
Other investing activities	860	68	3,030
Net cash used in investing activities	(59,499)	(1,842)	(28,898)

Cronos Group Inc.
Consolidated Statements of Cash Flows (continued)
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S dollars)

	Year ended December 31,
	2023	2022	2021
Financing activities
Withholding taxes paid on equity awards	(1,030)	(2,829)	(13,458)
Other financing activities, net	—	(68)	16
Net cash used in financing activities	(1,030)	(2,897)	(13,442)
Effect of foreign currency translation on cash and cash equivalents	8,011	(28,642)	4,906
Net change in cash and cash equivalents	(95,353)	(122,329)	(191,050)
Cash and cash equivalents, beginning of period	764,644	886,973	1,078,023
Cash and cash equivalents, end of period	$669,291	$764,644	$886,973

Supplementary cash flow information(i):
Interest paid	$—	$—	$—
Interest received	36,501	15,548	8,988
Taxes paid	33,013	177	892
(i)See Note 2 “Discontinued Operations” and Note 8 “Leases” for supplementary cash flow information related to the Company’s operating leases.

See notes to consolidated financial statements.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
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
(b)Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation of our consolidated financial statements, which includes discontinued operations. These reclassifications had no effect on reported results of operations and ending shareholders’ equity.
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
In the consolidated statements of net loss and comprehensive loss, net loss and comprehensive loss are attributed to the equity holders of the Company and to the non-controlling interests. Non-controlling interests in the equity of Cronos Israel are presented separately in the shareholders’ equity section of the consolidated balance sheets and consolidated statements of shareholders’ equity. All intercompany transactions and balances are eliminated upon consolidation.
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
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

inventory write-downs, share-bared payments, valuation allowance on deferred income tax assets and uncertain tax liabilities. Actual results could differ from those estimates.
(e)Cash and cash equivalents and short-term investments
Cash and cash equivalents are comprised of cash and highly liquid short-term investments that are readily convertible into known amounts of cash, generally with original maturities of three months or less. Cash and cash equivalents include amounts held in dollars, C$, and ILS and security deposits. Short-term investments consist of debt securities that (i) generally have original maturities of greater than three months and (ii) the Company has the ability to convert into cash within one year.
Short-term investments are classified as held-to-maturity and recorded at cost. Interest earned on short-term investments is recorded in other receivables on the consolidated balance sheets and interest income, net on the consolidated statements of net loss and comprehensive loss. Cash inflows and outflows related to the purchase and maturity of short-term investments are classified as investing activities in the Company’s consolidated statements of cash flows.
(f)Inventory
Inventory is comprised of raw materials, finished goods and work-in-progress, such as pre-harvested cannabis plants, dried flower, by-products to be extracted, cannabis extracts and by-products, dry cannabis and cannabis extract containers, and boxes. When the Company cultivated cannabis, costs capitalized into inventory until the time of harvest included, but were not limited to, labor, utilities, nutrition and irrigation.
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
Equity method investments
The Company accounts for investments in companies over which it has the ability to exercise significant influence but does not hold a controlling financial interest using the equity method. Under the equity method, the Company records its proportionate share of income or loss in share of income (loss) from equity method investments within the consolidated statements of net loss and comprehensive loss. Cash payments to equity method investees such as additional investments or expenses incurred on behalf of investees, as well as income earned and payments from equity method investees such as dividends and distributions are recorded as adjustments to investment balances. If the current fair value of an investment falls below its carrying amount, this may indicate that an impairment loss should be recorded. Any impairment losses recognized in one period cannot be reversed in subsequent periods.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

Other investments
Other investments include common stock and options in third-party entities in which the Company’s influence is deemed non-significant. The Company holds other investments with and without readily determinable fair values. Other investments with readily determinable fair values are recorded using the fair value method of accounting as of period-end on the consolidated balance sheets. Other investments without readily determinable fair values are recorded using the cost method of accounting on the consolidated balance sheets. Other investments without readily determinable fair values are assessed for observable price changes and other than temporary impairment on a periodic basis. Changes in the reported value of other investments are reported in the consolidated statements of net loss and comprehensive loss.
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
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

(j)Accrued liabilities
Accrued liabilities consist of the following:

	As of December 31,
	2023	2022
Accrued payroll and related expenses	$8,970	$11,492
Accrued professional fees	2,525	2,414
Accrued taxes	11,695	4,132
Other accrued expenses	4,546	4,230
Total accrued liabilities	$27,736	$22,268
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
The Company’s lease agreements generally exclude non-lease components. As a result, non-lease components are accounted for separately for all classes of assets and expensed as incurred. In addition, the Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. For finance leases, from the commencement date to the earlier of the end of the useful life of the right-of-use asset or the end of the lease term, the right-of-use asset is amortized on a straight-line basis and the interest expense is recognized on the lease liability using the effective interest method. For operating leases, lease expense is recognized on a straight-line basis over the term of the lease and presented as a single charge in the consolidated statements of net loss and comprehensive loss.
(l)Derivative liabilities
For financial instruments classified as derivatives that are not designated as hedging instruments or do not qualify for hedge accounting, changes in fair value are recorded in the consolidated statements of net loss and comprehensive loss each period. The Company does not enter into or hold derivative financial instruments for trading or speculative purposes. Derivative liabilities are initially recognized at fair value at the date on which the derivative contract was entered into. Any attributable transaction costs are recognized in net loss as incurred. Subsequent to initial recognition, derivative liabilities are measured at fair value at each reporting date until settlement with the re-measurement gain or loss being recognized immediately in net loss and comprehensive loss. For more details on derivative liabilities consisting of the Altria Warrant, Pre-emptive Rights, and certain Top-up Rights, see Note 9 “Derivative Liabilities.”
(m)Capital stock
Capital stock is presented at the fair value at the time of issuance of the shares issued. Costs related to the issuance of shares are reported in equity, net of tax, as a deduction from the issuance proceeds.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

(n)Revenue recognition
Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The Company’s contracts with customers for the sale of dried flower, cannabis oil, cannabinoid-derived products and “hemp” (as defined in the U.S. Agricultural Improvement Act of 2018 “U.S. hemp”) derived products consist of a single performance obligation.
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
Revenue is recognized at the transaction price, which is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods to a customer. Net revenue before excise taxes from sale of goods, as presented in the consolidated statements of net loss and comprehensive loss, represents revenue from the sale of goods less expected price discounts, allowances for customer returns and other forms of variable consideration. If the consideration in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the goods to the customer. The variable consideration is estimated using either the expected value or most likely amount method, based on the Company’s historical information, at contract inception. The Company’s payment terms vary by customer and product type.
The Company treats shipping and handling activities as a fulfillment cost, classified as cost of sales. Accordingly, the Company accrues all fulfillment costs related to the shipping and handling of consumer goods at the time of shipment.
The following table presents the Company's revenue by major product category for continuing operations:

	Year ended December 31,
	2023	2022	2021
Cannabis flower	$62,070	$63,593	$55,194
Cannabis extracts	24,569	22,522	8,807
Other	602	634	560
Net revenue	$87,241	$86,749	$64,561
Net revenue attributed to a geographic region based on the location of the customer was as follows:

	Year ended December 31,
	2023	2022	2021
Canada	$64,702	$56,233	$50,294
Israel	21,134	30,516	13,376
Other countries	1,405	—	891
Net revenue	$87,241	$86,749	$64,561
(o)Research and development
The Company has a research and development center in Canada that performs scientific research on the interaction of cannabinoids as well as strain development, growing conditions and extraction technology. In 2023, fermentation and production related research was performed to further strategic initiatives around rare cannabinoids. In addition, the Company has a collaboration and license agreement with Ginkgo (the “Ginkgo Collaboration Agreement”) to research, produce, and commercialize cultured cannabinoids. Technological feasibility is considered to be established once productivity targets or commercialization are achieved, at which point the exclusive license is recognized at cost less impairment charges. As of the acquisition date of each exclusive license, cost less impairment charges is equal to the fair value. Refer to Note 7 “Goodwill and Intangible Assets, net” for more information on the Ginkgo Collaboration Arrangement. Research and development costs associated with these collective efforts are expensed as incurred as part of operating expenses in the Company’s consolidated statements of net loss and comprehensive loss.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

(p)Advertising costs
Advertising costs include costs to sell the Company’s products and are expensed as incurred through sales and marketing expenses in the consolidated statements of net loss and comprehensive loss. Advertising costs were $1,382, $889 and $2,229 for the years ended December 31, 2023, 2022, and 2021, respectively.
(q)Share-based compensation
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
Equity instruments granted are initially measured at fair value on the grant date. The fair value of stock options is determined using the Black-Scholes option pricing model. The fair value of RSUs and DSUs are determined using the market price of the Company’s common shares. Compensation expense related to options and RSUs is recognized on a straight-line basis in the consolidated statements of net loss and comprehensive loss over the vesting period for employees, and over the contractual term for non-employees. The fair value of the payout of cash-settled DSUs is determined at each reporting date based on the fair value of the Company’s common shares at the reporting date and is recorded within other liabilities. The related costs for all equity-settled share-based awards are reflected in additional paid-in capital until the awards are settled or exercised. Upon settlement or exercise, shares are issued and the amount previously reflected in additional paid-in capital is, along with any proceeds paid upon settlement or exercise, credited to a combination of share capital and additional paid-in capital. Forfeitures of share-based compensation awards are accounted for as reductions to share-based compensation and additional paid-in capital as they occur.
(r)Impairment of long-lived assets
The Company reviews its long-lived assets, such as property, plant and equipment and definite-lived intangible assets, for impairment in accordance with Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment. In accordance with ASC Topic 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying amount may not be recoverable. The Company periodically reviews for indicators and, if indicators are present, tests the carrying amount of long-lived assets, assessing their recoverable value based on estimated undiscounted cash flows over their remaining estimated useful lives. The Company groups assets at the lowest level for which cash flows are separately identifiable, referred to as an asset group. If the carrying amount of an asset (or asset group) exceeds its estimated undiscounted future cash flows, an impairment charge is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset group, based on discounted cash flows.
(s)Assets held for sale and discontinued operations
In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meet the criteria in paragraph ASC 205-20-45-10. In the period in which the component meets held-for-sale or discontinued operations criteria, the major current assets, other assets, current liabilities, and other liabilities are reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), are reported as components of net loss separate from the net loss of continuing operations.
The Company periodically evaluates its long-lived assets that it plans to dispose of through sale for held-for-sale classification. To be classified as held-for-sale, management must have committed to a plan to sell, the asset (or asset group) must be available for immediate sale in its present condition, an active program to locate a buyer must have been initiated, the sale must be probable to close within one year, the asset (or asset group) must be marketed at a reasonable sales price, and it must be unlikely that significant changes to the plan will be made. Once an asset (or asset group) meets all of the above criteria, it is reclassified as assets held for sale on the consolidated balance sheet, and the asset(s) cease depreciation and are written down to their fair value, less costs to sell, if applicable.
The Company completed a review of its global supply chain and determined that it would wind down its Winnipeg, Manitoba facility (“Cronos Fermentation”) and list it for sale. This review involves significant complexities and judgments in making the accounting treatment determination. There are subjective and complex judgments in the determination of whether the Cronos Fermentation facility meets the criteria to be classified as held for sale, including: (1) whether the Cronos Fermentation facility is available for sale in its present condition subject only to terms that are usual and customary for sales of such businesses, (2) whether the sale of the

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

Cronos Fermentation facility is probable and that the transfer of assets will be a completed sale within one year from period end, and (3) whether the Cronos Fermentation facility is being actively marketed at a reasonable price. See Note 6 “Property, plant and equipment, net” for discussion regarding our evaluation of the Peace Naturals Campus and the Cronos Fermentation facility for held-for-sale classification as of December 31, 2023.
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
A valuation allowance against some or all of the net deferred tax assets does not in any way impact the Company’s ability to use future tax deductions such as the Company’s net operating loss carryforwards; rather, the valuation allowance indicates, according to the provisions of ASC 740, Income Taxes, it is more likely than not that the deferred tax assets will not be realized. The valuation allowance that was established will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized. The Company’s income tax expense for future periods will be reduced to the extent of corresponding decreases in our valuation allowance. There is uncertainty regarding any future realization of the benefit by the Company of all or part of our net deferred tax assets.
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
The Company recognizes uncertain income tax positions at the largest amount that is more-likely-than-not to be sustained upon examination by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Recognition or measurement is reflected in the period in which the likelihood changes. Any interest and penalties related to unrecognized tax liabilities are presented within income tax expense in the consolidated statements of net loss and comprehensive loss. Accrued interest and penalties are included in accounts payable and other liabilities in the consolidated balance sheets.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

(v)Foreign currency
The Company’s functional currency is the Canadian dollar (“C$”) and its reporting currency is the U.S. dollar. Functional currencies for the entities in these consolidated financial statements are their respective local currencies, including C$, U.S. dollar and Israeli New Shekel (“ILS”). All assets and liabilities of operations with a functional currency other than the Canadian dollar are translated into Canadian dollars at the period-end currency exchange rates and subsequently translated into U.S. dollars at period-end currency exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss), net of tax. Revenues and expenses of operations, as well as all cash flows, with a functional currency other than the Canadian dollar are translated into Canadian dollars at the average exchange rates for the period and subsequently translated into U.S. dollars at the average exchange rates for the period. Transaction gains and losses resulting from changes in foreign currency exchange rates are recorded in either cost of sales, general and administrative expenses, or foreign currency transaction gain (loss) in the consolidated statements of net loss and comprehensive loss.
(w)Segments
Segment reporting is prepared on the same basis that the Company’s chief operating decision maker (the “CODM”) manages the business, makes operating decisions and assesses the Company’s performance. Historically, the Company has reported results for two reportable segments, the U.S. and Rest of World. In the second quarter of 2023, as a result of the Company’s exit of its then-existing U.S. operations, the Company determined that it has one operating segment and therefore one reportable segment. All prior period segment disclosure information has been reclassified to conform to the current reporting structure in this Annual Report. These reclassifications had no effect on our consolidated financial statements in any period presented.
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
(y)Fair value measurements
The carrying amount of the Company’s cash and cash equivalents, accounts receivable, other receivables, loans receivable, accounts payable and other liabilities approximate fair value, given their short-term nature. Cronos uses a fair value hierarchy, which gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities, noted as Level 1 measurements, and the lowest priority to unobservable inputs, noted as Level 3 measurements.
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
(z)Adoption of new accounting pronouncements
On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 eliminates the existing troubled debt restructuring recognition and measurement guidance, and instead aligns the accounting treatment to that of other loan modifications. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2022-02 also requires that entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

(aa)New accounting pronouncements not yet adopted
In June 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered in measuring fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, and we expect to adopt ASU 2022-03 prospectively. The Company does not expect the adoption of ASU 2022-03 to have a material impact on its consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances reportable segment disclosures by requiring disclosures such as significant segment expenses, information on the CODM and disclosures for entities with a single reportable segment. Additionally, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and we expect to adopt ASU 2023-07 retrospectively. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the existing income tax disclosures to provide additional information to better assess how an entity’s operations, related tax risks and tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. ASU 2023-09 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and we expect to adopt ASU 2023-09 prospectively. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.
2. Discontinued Operations
In the second quarter of 2023, the Company exited its then-existing U.S. hemp-derived cannabinoid product operations. The exit of the U.S. operations represented a strategic shift that has a major effect on the Company’s operations and financial results, and as such,

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

qualifies for reporting as discontinued operations in our consolidated statements of net loss and comprehensive loss. Prior period amounts have been reclassified to reflect the discontinued operations classification of the U.S. operations.
The following table presents the major components comprising loss from discontinued operations in the consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021:

	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021(iv)
Net revenue	$1,029	$5,155	$9,874
Cost of sales	2,164	8,622	9,850
Inventory write-down(i)	839	—	—
Gross profit	(1,974)	(3,467)	24
Operating expenses
Sales and marketing	578	4,236	24,020
Research and development	32	250	1,490
General and administrative	668	3,504	6,133
Restructuring costs	523	1,788	—
Share-based compensation	13	107	307
Depreciation and amortization	13	58	71
Impairment loss on goodwill and indefinite-lived intangible assets	—	—	236,019
Impairment loss on long-lived assets(ii)	205	—	1,214
Total operating expenses	2,032	9,943	269,254
Interest income	10	23	4
Other, net(iii)	(118)	(169)	101
Total other loss	(108)	(146)	105
Loss before income taxes	(4,114)	(13,556)	(269,125)
Income tax expense (benefit)	—	—	—
Net loss from discontinued operations	(4,114)	(13,556)	(269,125)
(i)For the year ended December 31, 2023, Inventory write-down relates to the disposal of obsolete inventory as a result of the exit of the U.S. operations.
(ii)During the year ended December 31, 2023, as a result of the exit of the U.S. operations, the Company recognized an impairment charge of $205 related to the right-of-use lease assets associated with the Company’s former U.S. manufacturing facility in Los Angeles, California. For the year ended December 31, 2021, the Company concluded that the carrying amount of the U.S. reporting unit exceeded its fair value, which resulted in the recognition of an impairment charge of $178,414 on goodwill and concluded the carrying amount of the Lord Jones® brand exceeded its fair value, which resulted in impairment charges of $57,500 on its Lord Jones® brand intangible asset.
(iii)For the years ended December 31, 2023 and December 31, 2022, Other, net related to loss on disposal of assets that were part of the U.S. operations. For the year ended December 31, 2021, Other, net includes a gain on disposal of assets related to Original B.C. Ltd. (“OGBC”) as well as a loss from disposal of assets that were part of the U.S. operations.
(iv)2021 loss from discontinued operations includes amounts related to the discontinuance of OGBC.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

The following tables present the Company’s discontinued operations revenue by major product category:

	2023	2022	2021
Cannabis extracts	1,029	5,155	9,874
Net revenue	$1,029	$5,155	$9,874
The following tables summarize the Company’s discontinued operations restructuring activity for the years ended December 31, 2023 and 2022:

	Accrual as of January 1, 2023	Expenses	Payments/Write-offs	Accrual as of December 31, 2023
Employee Termination Benefits	$—	$431	$(431)	$—
Other Restructuring Costs	—	92	(92)	—
Total	$—	$523	$(523)	$—

	Accrual as of January 1, 2022	Expenses	Payments/Write-offs	Accrual as of December 31, 2022
Employee Termination Benefits	$—	$1,788	$(1,788)	$—
Total	$—	$1,788	$(1,788)	$—
The Company’s discontinued operations incurred no restructuring costs for the year ended December 31, 2021.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

The following table presents a reconciliation of assets and liabilities of the discontinued operations presented in the consolidated balance sheets:

	As of December 31, 2023	As of December 31, 2022
Assets
Current assets
Cash and cash equivalents	$—	$2,300
Accounts receivable, net	—	253
Other receivables	—	775
Prepaids and other current assets	—	464
Inventory, net	—	934
Current assets of discontinued operations	—	4,726

Non-current assets
Property, plant and equipment, net	—	254
Right-of-use assets	—	430
Intangible assets, net	—	1,594
Non-current assets of discontinued operations	—	2,278

Liabilities
Current liabilities
Accounts payable	—	166
Accrued liabilities	—	807
Current portion of lease obligation	—	415
Current liabilities of discontinued operations	$—	$1,388
For the years ended December 31, 2023, 2022 and 2021, purchases of property plant and equipment related to discontinued operations were $67, $183 and $971, respectively.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

The following table presents information related to leases associated with the Company’s U.S. discontinued operations. As of December 31, 2023, the Company has no right-of-use assets or lease obligations associated with its U.S. discontinued operations. For the years ended December 31, 2023, 2022 and 2021, the aggregate depreciation expense on right-of-use assets associated with the Company’s U.S. discontinued operations was $198, $865 and $548, respectively, and was included in loss from discontinued operations on the consolidated statements of net loss and comprehensive loss.

	As of December 31,
	2023	2022	2021
Lease cost
Operating lease cost	$213	$1,102	$837
Short-term lease cost	—	—	—
Total lease cost	$213	$1,102	$837

Supplemental cash flow and other information
Operating cash flows - cash paid for operating lease obligations	$525	$1,050	$752
Non-cash activity - right-of-use assets obtained in exchange for lease obligations	—	443	3,277

Weighted-average remaining lease term (years) – operating leases	0.0	1.0	3.8
Weighted-average discount rate – operating leases	—%	5.62%	7.65%

3. Inventory, net
Inventory, net is comprised of the following items:

	As of December 31,
	2023	2022
Raw materials	$4,795	$7,421
Work-in-progress	10,593	15,646
Finished goods	14,819	13,503
Supplies and consumables	288	989
Total	$30,495	$37,559

4. Investments
(a)Variable interest entities and investments in equity method investments, net
The Company holds variable interests in Cronos Growing Company Inc. (“Cronos GrowCo”) and Cannasoul Lab Services Ltd. (“CLS”). The Company’s investment in Cronos GrowCo is exposed to economic variability based on the entity’s performance; however, the Company does not consolidate the entity as it does not have the power to direct the activities that most significantly impact the entity’s economic performance. Thus, the Company is not considered the primary beneficiary of the entity. The investment in Cronos GrowCo is accounted for as an equity method investment classified as “Equity method investments, net” in the consolidated balance sheets.
Cronos GrowCo
Cronos GrowCo is a joint venture incorporated under the Canada Business Corporations Act on June 14, 2018, with the objective of cultivating and commercializing cannabis and cannabis products. Cronos GrowCo’s economic performance is driven by the day-to-day operations of Cronos GrowCo, which are controlled by 2645485 Ontario Inc. (“Mucci”), the Company’s joint venture partner.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

During the year ended December 31, 2021, the Company concluded that lower than expected sales forecasts combined with the increase to the aggregate principal amount of the GrowCo Credit Facility (as defined below) were indicators of impairment for the Company’s equity method investment in Cronos GrowCo. Accordingly, the Company performed a quantitative impairment assessment in the third quarter of 2021 to compare the fair value of the investment in Cronos GrowCo to its carrying amount. The fair value was estimated using the discounted cash flow method. Significant inputs included discount rate, growth rates, and cash flow projections. As a result of this analysis, the Company concluded that as of September 30, 2021, the estimated fair value was higher than the carrying amount and no impairment charges were recorded. There were no such indicators of impairment present for the years ended December 31, 2023 and 2022.
CLS
CLS is a wholly owned subsidiary of Cannasoul Analytics Ltd., incorporated with the purpose of establishing a commercial cannabis analytical testing laboratory located on the premises of Cronos Israel (the “Cannasoul Collaboration”). Cronos Israel agreed to advance up to ILS 8,297 ($2,664) by a non-recourse loan (the “Cannasoul Collaboration Loan”) to CLS over a period of two years from April 1, 2020 for the capital and operating expenditures of the laboratory. The loan bears interest at 3.5% annually. Cronos Israel will receive 70% of the profits of the laboratory until such time as it has recovered 150% of the amounts advanced to CLS, after which time it will receive 50% of the laboratory profits. As a result, the Company is exposed to economic variability from CLS’s performance. The Company does not consolidate CLS as it does not have the power to direct the activities that most significantly impact the entity’s economic performance; thus, the Company is not considered the primary beneficiary of the entity. The carrying amount of the non-recourse loan is recorded under loans receivable and the full loan amount, ILS 8,297, represents the Company’s maximum potential exposure to losses through the Cannasoul Collaboration. See Note 5 “Loans Receivable, net” for further information regarding loans receivable.
A reconciliation of the carrying amount of the investments in equity method investments, net is as follows:

	Ownership interest	As of December 31,
		2023	2022
Cronos GrowCo	50%	$19,488	$18,755
The following is a summary of the Company’s share of net income (losses) from equity investments accounted for under the equity method of accounting:

	Year ended December 31,
	2023	2022	2021
Vitura(i)	N/A	N/A	$(48)
Cronos GrowCo	1,583	3,114	(2,518)
Natuera(ii)	N/A	N/A	(3,747)
	$1,583	$3,114	$(6,313)
(i)As of December 31, 2023 and December 31, 2022, the Company held a 9.6% and 9.9% ownership interest, respectively, in Vitura, and Vitura was no longer considered an equity-method investment. As of and up to December 16, 2021, the Company held a 31% ownership interest in Vitura and was considered an equity-method investment.
(ii)As of December 31, 2021, the combination of the Company’s share of accumulated net losses and impairment charges was in excess of its equity investment in Natuera, and the net book value of the investment was zero.
The following is a summary of financial information for the Company’s equity method investments:

	As of December 31,
	2023	2022	2021
Current assets	$19,600	$21,158	$5,660
Non-current assets	99,227	104,227	125,777
Current liabilities	9,707	5,593	13,457
Non-current liabilities	64,814	73,779	81,594

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

	Year ended December 31,
	2023	2022	2021
Revenue	$40,604	$39,110	$8,186
Gross profit	21,565	24,379	(5,059)
Net income (loss)	3,051	6,569	(12,603)
The following is a summary of the maximum exposure to loss from the Company’s investments in equity method investments:

	Ownership interest	Other Net Assets (Liabilities)	Maximum Exposure to Loss
Cronos GrowCo	50%	$44,306	$19,488
Balance as of December 31, 2023		$44,306	$19,488

	Ownership interest	Other Net Assets (Liabilities)	Maximum Exposure to Loss
Cronos GrowCo	50%	$46,013	$18,755
Balance as of December 31, 2022		$46,013	$18,755
The Company’s maximum exposure to loss is equal to the carrying amount of the investment.
(b)Other investments
Other investments consist of investments in common shares and options of two companies in the cannabis industry.
PharmaCann Option
On June 14, 2021, the Company purchased an option (the “PharmaCann Option”) to acquire 473,787 shares of Class A Common Stock of PharmaCann, Inc. (“PharmaCann”), a vertically integrated cannabis company in the United States, at an exercise price of $0.0001 per share, representing approximately 10.5% of PharmaCann’s issued and outstanding capital stock on a fully diluted basis as of the date of the PharmaCann Option, for an aggregate purchase price of approximately $110,392. The option exercise will be based upon various factors, including the status of U.S. federal cannabis legalization, as well as regulatory approvals, including in the states where PharmaCann operates that may be required upon exercise. The Company has deemed its influence in PharmaCann to be non-significant. The PharmaCann Option is classified as an investment in an equity security without a readily determinable fair value. The Company measures the PharmaCann Option at cost less accumulated impairment charges, if any, and subsequently adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The PharmaCann Option is reported as Other investments on the consolidated balance sheet for the periods ended December 31, 2023 and 2022.
As of December 31, 2021, the Company performed an assessment on the existence of impairment indicators on the PharmaCann Option and noted no indicators of impairment existed. As such, no impairment loss on the investment was recorded during the year ended December 31, 2021.
On February 28, 2022, PharmaCann closed its previously announced transaction with LivWell Holdings, Inc. (“LivWell”) pursuant to which PharmaCann acquired LivWell (the “LivWell Transaction”). As a result of the LivWell Transaction, the Company’s ownership percentage in PharmaCann on a fully diluted basis decreased to approximately 6.4%. As of December 31, 2023 and 2022, the Company’s ownership percentage in PharmaCann on a fully diluted basis was approximately 5.9% and 6.3%, respectively. Under the terms of the Company’s investment in PharmaCann, the Company’s rights to nominate an observer or a director to the PharmaCann board of directors could be lost if the Company’s ownership drops below 6% on a fully diluted basis and it sells or transfer all or any portion of the option (subject to certain exceptions). The decrease in the Company’s ownership percentage since acquisition does not materially affect the Company’s rights under the PharmaCann Option.
During the first, third and fourth quarters of 2022, the Company identified adverse forecast changes in the financial performance of PharmaCann as indicators of impairment related to the PharmaCann Option and conducted analyses comparing the PharmaCann Option’s carrying amount to its estimated fair value. The fair value was estimated using a combination of the income approach and the market approach. Under the income approach, significant inputs used in the discounted cash flow method include discount rate, growth rates, cash flow projections, and the expectation of federal rescheduling and individual state legalization of cannabis in the U.S. Under the market valuation approach, the key assumptions are the selected multiples and the discount for lack of marketability. As a result of these analyses, the Company recorded non-cash impairment charges of $11,238, $28,972 and $21,182 in the first, third and fourth quarters of 2022, respectively, as the difference between the carrying amount of the PharmaCann Option and its estimated fair value, in the consolidated statements of net loss and comprehensive loss.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

During the fourth quarter of 2023, the Company identified adverse forecast changes in the financial performance of PharmaCann as an indicator of impairment related to the PharmaCann Option and conducted an analysis comparing the PharmaCann Option’s carrying amount to its estimated fair value. The fair value was estimated using a combination of the income approach and the market approach. Under the income approach, significant inputs used in the discounted cash flow method include discount rate, growth rates, cash flow projections, and the expectation of federal rescheduling and individual state legalization of cannabis in the U.S. Under the market valuation approach, the key assumptions are the selected multiples and the discount for lack of marketability. As a result of this analysis, the Company recorded a non-cash impairment charge of $23,350 in the fourth quarter of 2023 as the difference between the carrying amount of the PharmaCann Option and its estimated fair value, in the consolidated statements of net loss and comprehensive loss for the year ended December 31, 2023.
Vitura (formerly known as Cronos Australia)
On September 14, 2021, Cronos Australia (now, Vitura Health Limited) entered into a merger agreement to acquire 100% of the issued shares of CDA Health Pty Ltd, an Australian medicinal cannabis company, subject to customary closing conditions, including shareholder approval (the “Cronos Australia Merger”). The Cronos Australia Merger closed on December 16, 2021. In connection with the closing of the Cronos Australia Merger, all advances made under the Company’s A$1,500 unsecured loan to Cronos Australia, plus accrued interest and certain royalties payable, were converted into ordinary shares of Cronos Australia. In addition, the Company’s ownership interest in Cronos Australia decreased to approximately 10% and the Company’s number of Cronos Australia board seats was reduced from two to zero. On November 29, 2022, the shareholders of Cronos Australia approved the proposal to change the name of the company to “Vitura Health Limited” (the “CAU Name Change”). On December 2, 2022, in connection with the CAU Name Change, Vitura and the Company mutually agreed to terminate the intellectual property license that granted Vitura the right to use certain intellectual property of the Company, including, but not limited to, the “Cronos” name and the PEACE NATURALS® brand. The reduction in ownership interest and loss of all board seats constituted a loss of significant influence and resulted in a reclassification on the consolidated balance sheet from investments in equity method investments using the equity method of accounting to other investments using the fair value method of accounting, with unrealized holding gains and losses included in net loss on the consolidated statements of net loss and comprehensive loss.
The Company recorded a loss on revaluation of other investments of $12,096 for the year ended December 31, 2023, and a gain on revaluation of other investments of $14,739 for the year ended December 31, 2022, included in the gain on revaluation of financial instruments on the statements of net loss and comprehensive loss. The Company’s investment in Vitura was $9,601 and $21,993 as of December 31, 2023 and 2022, respectively, and is included in other investments on the consolidated balance sheets.
The following table summarizes the Company’s other investments activity:

	As of January 1, 2023	Unrealized loss	Impairment charges	Foreign exchange effect	As of December 31, 2023
PharmaCann	$49,000	$—	$(23,350)	$—	$25,650
Vitura	21,993	(12,096)	—	(296)	9,601
	$70,993	$(12,096)	$(23,350)	$(296)	$35,251

	As of January 1, 2022	Unrealized gain	Impairment charges	Foreign exchange effect	As of December 31, 2022
PharmaCann	$110,392	$—	$(61,392)	$—	$49,000
Vitura	8,000	14,739	—	(746)	21,993
	$118,392	$14,739	$(61,392)	$(746)	$70,993

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

5. Loans Receivable, net
Loans receivable, net consists of the following:

	As of December 31,
	2023	2022
GrowCo Credit Facility	$5,034	$4,427
Add: Accrued interest	507	4,463
Total current portion of loans receivable	5,541	8,890
GrowCo Credit Facility	53,638	56,898
Mucci Promissory Note	13,379	13,438
Cannasoul Collaboration Loan	1,771	1,837
Add: Long-term portion of accrued interest	248	172
Total long-term portion of loans receivable	69,036	72,345
Total loans receivable	$74,577	$81,235

Cronos GrowCo Credit Facility
On August 23, 2019, the Company, as lender, and Cronos GrowCo, as borrower, entered into a senior secured credit agreement for an aggregate principal amount of C$100,000 (the “GrowCo Credit Facility”). The GrowCo Credit Facility is secured by substantially all present and after-acquired personal and real property of Cronos GrowCo. In August 2021, the GrowCo Credit Facility was amended to increase the aggregate principal amount available to C$105,000. As a result of the increase in the aggregate principal amount of the GrowCo Credit Facility and lower than expected sales forecasts from Cronos GrowCo, the Company revalued its allowance for credit loss on the GrowCo Credit Facility resulting in an increase in the allowance of $12,748, which was recorded in general and administrative expenses on the consolidated statements of net loss and comprehensive loss for the year ended December 31, 2021. As of both December 31, 2023 and 2022, Cronos GrowCo had drawn C$104,000 ($78,532 and $76,730), respectively, from the GrowCo Credit Facility. For the years ended December 31, 2023 and 2022, Cronos GrowCo repaid C$7,500 ($5,612) and C$4,000 ($3,073) in principal and C$13,462 ($10,287) and C$7,060 ($5,209) in interest, respectively. As of December 31, 2023, Cronos GrowCo had repaid, in the aggregate, C$11,500 ($8,685) and C$20,522 ($15,496) in principal and interest, respectively, under the terms of the GrowCo Credit Facility.
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
Prior to July 1, 2022, interest accrued on the Mucci Promissory Note was capitalized as part of the principal balance. As of July 1, 2022, interest was accrued and to be paid in cash beginning on July 1, 2023. Prior to 2023, there were no repayments of principal or interest on the Mucci Promissory Note. For the year ended December 31, 2023, Mucci repaid C$563 ($425) in principal and C$1,187 ($897) in interest related to the Mucci Promissory Note.
Cannasoul Collaboration Loan
As of both December 31, 2023 and 2022, CLS has received ILS 8,297 (approximately $2,294 and $2,359, respectively), from the Cannasoul Collaboration Loan. See Note 4 “Investments” for further information regarding the Cannasoul Collaboration Loan.
Expected credit loss allowances on the Company’s long-term financial assets were comprised of the following items:

	As of January 1, 2023	Increase (decrease)(i)	Foreign exchange effect	As of December 31, 2023
GrowCo Credit Facility	$12,455	$(1,542)	$263	$11,176
Mucci Promissory Note	89	(2)	2	89
Cannasoul Collaboration Loan	522	16	(14)	524
	$13,066	$(1,528)	$251	$11,789

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

	As of January 1, 2022	Increase (decrease)(i)	Foreign exchange effect	As of December 31, 2022
GrowCo Credit Facility	$14,089	$(827)	$(807)	$12,455
Mucci Promissory Note	90	4	(5)	89
Cannasoul Collaboration Loan	415	161	(54)	522
	$14,594	$(662)	$(866)	$13,066
(i)During the years ended December 31, 2023 and 2022, $(1,528) and $(662), respectively, were recorded to general and administrative expenses on the consolidated statements of net loss and comprehensive loss as a result of adjustments to our expected credit losses.
6. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	As of December 31,
	2023	2022
Cost
Land	$2,764	$2,556
Building and leasehold improvements	168,498	177,095
Machinery and equipment	21,322	19,130
Furniture and fixtures	3,385	5,345
Construction in progress	3,269	841
Less: accumulated depreciation	(30,707)	(35,347)
Less: accumulated impairment charges	(109,063)	(109,063)
Property, plant and equipment, net	$59,468	$60,557
For the years ended December 31, 2023, 2022 and 2021, depreciation expense on property, plant and equipment was $3,913, $8,667 and $11,668, respectively, and was included in cost of sales as well as depreciation and amortization in operating expenses on the consolidated statements of net loss and comprehensive loss.
Impairment of Long-lived Assets
During the third quarter of 2023, as a result of the Company’s decision to wind down the operations at Cronos Fermentation, the Company performed an assessment of the recovery of the carrying value of the Canada asset group and determined the carrying value of the asset group was recoverable.
During the first quarter of 2022, the Company recognized an impairment charge of $1,507 related to leasehold improvements and other office equipment that it planned to include in any potential sublease agreement of the Company’s corporate headquarters in Toronto, Ontario, Canada. The determination to seek a sublease of the property and include leasehold improvements and other office equipment in any potential sublease agreement triggered the impairment charges. The impairment charge was recognized as impairment loss on long-lived assets on the consolidated statements of net loss and comprehensive loss.
During the fourth quarter of 2021, the Company concluded that indicators of impairment were present with respect to its Canadian asset group in connection with the previously anticipated wind-down and closure of the Company’s facility in Stayner, Ontario. As a result, the Company compared the sum of the undiscounted future cash flows attributable to the Canadian asset group to their respective carrying amounts and recorded a non-cash impairment charge on long-lived assets of $113,917 as the difference between the carrying amount of the asset group and its estimated fair value for the year ended December 31, 2021, in the consolidated statements of net loss and comprehensive loss.
Held-for-sale Assessments
The Company evaluated both the Peace Naturals Campus and the Cronos Fermentation facility for held-for-sale classification as of December 31, 2023, and, as a result of the assessments, determined that neither asset group met the criteria to be classified as held-for-sale as of December 31, 2023. The Peace Naturals Campus failed the criteria, as the facility is not immediately available for sale in its present condition due to ongoing construction related to the condition the facility must be in for the proposed leaseback to occur. The Cronos Fermentation facility failed the criteria as it was determined it was not probable to sell the property within one year, and the property was not being marketed at a reasonable price in relation to its fair value, as the property is currently being marketed unpriced.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

7. Goodwill and Intangible Assets, net
(a)Goodwill
Goodwill is comprised of the following items:

	As of December 31, 2023
	Cost	Accumulated impairment charges	Net
Peace Naturals	$1,057	$—	$1,057
	$1,057	$—	$1,057

	As of December 31, 2022
	Cost	Accumulated impairment charges	Net
Peace Naturals	$1,033	$—	$1,033
	$1,033	$—	$1,033

(b)Intangible assets, net
Intangible assets, net are comprised of the following items:

	As of December 31, 2023
	Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	$6,860	$(3,508)	$(78)	$3,274
Health Canada licenses	8,463	(1,813)	(6,650)	—
Ginkgo exclusive licenses	28,326	(4,276)	(7,968)	16,082
Israeli codes(i)	284	(62)	—	222
Total definite-lived intangible assets	43,933	(9,659)	(14,696)	19,578
Lord Jones® brand	64,000	—	(62,500)	1,500
Trademarks	142	—	(142)	—
Total intangible assets	$108,075	$(9,659)	$(77,338)	$21,078

	As of December 31, 2022
	Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	$6,037	$(2,388)	$(76)	$3,573
Health Canada licenses	8,269	(1,771)	(6,498)	—
Ginkgo exclusive licenses	27,676	(1,854)	(4,434)	21,388
Israeli codes(i)	292	(49)	—	243
Total definite-lived intangible assets	42,274	(6,062)	(11,008)	25,204
Lord Jones® brand	64,000		(62,500)	1,500
Trademarks	142		(142)	—
Total intangible assets	$106,416	$(6,062)	$(73,650)	$26,704
(i) The Israeli codes were transferred by non-controlling interests to Cronos Israel in exchange for their equity interests in the Cronos Israel entities.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

Ginkgo Exclusive Licenses
CBGA
In August 2021, the Company achieved the final productivity target in respect of cannabigerolic acid (“CBGA”), under the Ginkgo Collaboration Agreement. As a result, on August 21, 2021, the Company issued 1,467,490 common shares at a share price of C$7.90 for total consideration given of C$11,593 ($9,042) to Ginkgo for the achievement of commercialization and productivity milestones for CBGA. The estimated fair value of the exclusive license for CBGA (the “CBGA Exclusive License”) was $7,300 determined using a variation of the income approach called the relief-from-royalty method, which requires an estimate or forecast of the expected future cash flows. The definite-lived intangible asset is being amortized using the straight-line method over its estimated useful life of 10 years. The difference between the consideration paid to Ginkgo and the fair value of the exclusive license intangible asset of $1,784 was recognized as an impairment charge on the consolidated statements of net loss and comprehensive loss for the year ended December 31, 2021.
CBGVA
In November, 2021, the Company achieved the final productivity target in respect of cannabigerovarinic acid (“CBGVA”). As a result, on November 12, 2021, the Company issued 1,467,490 common shares at a share price of C$7.12 for total consideration given of C$10,449 ($8,150) to Ginkgo. The estimated fair value of the exclusive license for CBGVA (the “CBGVA Exclusive License”) was $5,300 determined using a variation of the income approach called the relief-from-royalty method, which requires an estimate or forecast of the expected future cash flows. The definite-lived intangible asset is being amortized using the straight-line method over its estimated useful life of 10 years. The difference between the consideration paid to Ginkgo and the fair value of the exclusive license intangible asset of $3,008 was recognized as an impairment charge on the consolidated statements of net loss and comprehensive loss for the year ended December 31, 2021.
THCVA
In June 2022, the Company achieved the final productivity target in respect of tetrahydrocannabivaric acid (“THCVA”) under the Ginkgo Collaboration Agreement. As a result, the Company issued 2,201,236 common shares at a share price of C$3.47, and made a cash payment of $600, for total consideration of C$8,412 ($6,522) to Ginkgo. The definite-lived intangible asset is being amortized using the straight-line method over its estimated useful life of 10 years.
CBCA
In November 2022, the Company achieved the early commercialization milestone in respect of cannabichromenic acid (“CBCA”) under the Ginkgo Collaboration Agreement. As a result, the Company issued 489,163 common shares at a share price of C$4.11 for total consideration of C$2,010 ($1,473) to Ginkgo. The definite-lived intangible asset is being amortized using the straight-line method over its estimated useful life of 10 years.
CBCVA
In December 2022, the Company achieved the final productivity target in respect of cannabichromevarinic acid (“CBCVA”) under the Ginkgo Collaboration Agreement. As a result, the Company issued 1,467,490 common shares at a share price of C$3.44 for total consideration of C$5,048 ($3,724) to Ginkgo. In December 2023, the Company determined that it had no immediate plans to monetize CBCVA and, therefore, recognized $3,366 in impairment charges on the consolidated statements of net loss and comprehensive loss for the year ended December 31, 2023, which resulted in a $nil carrying value of the intangible asset as of December 31, 2023.
For the years ended December 31, 2023, 2022 and 2021, the aggregate amortization expense on intangible assets was $3,514, $2,751 and $1,800, respectively, and was included in depreciation and amortization in operating expenses on the consolidated statements of net loss and comprehensive loss.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

The estimated future amortization of definite-lived intangible assets is as follows:

As of December 31, 2023
2024	$3,365
2025	3,020
2026	2,498
2027	2,297
2028	2,156
Thereafter	6,242
$19,578
Impairment of Intangible Assets
Accumulated impairment charges on intangible assets, net consist of:

	As of January 1, 2023	Impairment charges	Foreign exchange effect	As of December 31, 2023
Software	$(76)	$—	$(2)	$(78)
Health Canada licenses	(6,498)	—	(152)	(6,650)
Ginkgo exclusive licenses	(4,434)	(3,366)	(168)	(7,968)
Lord Jones® brand	(62,500)	—	—	(62,500)
Trademarks	(142)	—	—	(142)
	$(73,650)	$(3,366)	$(322)	$(77,338)

	As of January 1, 2022	Impairment charges	Foreign exchange effect	As of December 31, 2022
Software	$(4)	$(76)	$4	$(76)
Health Canada licenses	(6,910)	—	412	(6,498)
Ginkgo exclusive licenses	(4,752)	—	318	(4,434)
Lord Jones® brand	(62,500)	—	—	(62,500)
Trademarks	(142)	—	—	(142)
	$(74,308)	$(76)	$734	$(73,650)

	As of January 1, 2021	Impairment charges	Foreign exchange effect	As of December 31, 2021
Software	$—	$(4)	$—	$(4)
Health Canada licenses	(1,053)	(5,951)	94	(6,910)
Ginkgo exclusive licenses	—	(4,792)	40	(4,752)
Lord Jones® brand	(5,000)	(57,500)	—	(62,500)
Trademarks	—	(142)	—	(142)
	$(6,053)	$(68,389)	$134	$(74,308)

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

8. Leases
The Company has entered into leases primarily for the land-use rights, office premises and equipment used in the production of cannabis and other related products. The Company’s leases have terms that range from three years to six years, excluding land use rights, which generally extend to 15 years. These leases often include options to extend the term of the lease for up to 10 years. When it is reasonably certain that the option will be exercised, the impact of the option is included in the lease term for purposes of determining total future lease payments.
Operating leases greater than one year are included in right-of-use assets and operating lease liabilities. Finance leases are included in property, plant and equipment on the Company’s consolidated balance sheet. The Company’s finance leases were not material for any of the periods presented.

	As of December 31,
	2023	2022	2021
Lease cost
Operating lease cost	$685	$1,107	$1,693
Short-term lease cost	—	—	10
Total lease cost	$685	$1,107	$1,703

Supplemental cash flow and other information
Operating cash flows - cash paid for operating lease obligations	$1,124	$1,441	$1,706
Non-cash activity - right-of-use assets obtained in exchange for lease obligations	—	—	—

Weighted-average remaining lease term (years) – operating leases	3.6	4.3	4.7
Weighted-average discount rate – operating leases	7.62%	7.39%	7.62%
For the years ended December 31, 2023, 2022 and 2021, the aggregate depreciation expense on right-of-use assets was $455, $839 and $1,386, respectively, and was included in general and administrative expenses on the consolidated statements of net loss and comprehensive loss.
During the year ended December 31, 2022, the Company recognized an impairment charge of $1,986 related to the right-of-use lease asset associated with the Company’s corporate headquarters in Toronto, Ontario, Canada, for which the Company determined it would seek a sublease.
The following is a summary of the Company’s future minimum lease payments under operating leases for its premises due in future fiscal years:

As of December 31, 2023
2024	$1,132
2025	1,006
2026	247
2027	95
2028	95
Thereafter	412
Total lease payments	2,987
Less: imputed interest	(434)
Present value of lease liabilities	$2,553
In addition to the minimum lease payments, the Company is required to pay realty taxes and other occupancy costs in accordance with the terms of the lease agreements.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

9. Derivative Liabilities
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
a.The Company granted to Altria, subject to certain qualifications and limitations, upon the occurrence of certain issuances of common shares of the Company executed by the Company (including issuances pursuant to the research and development (“R&D”) partnership with Ginkgo, (refer to Note 10 “Commitments and Contingencies”), the right to purchase up to such number of common shares of the Company in order to maintain their ownership percentage of issued and outstanding common shares of the Company immediately preceding any issuance of shares by the Company (“Pre-emptive Rights”), at the same price per common share of the Company at which the common shares are sold in the relevant issuance; provided that if the consideration paid in connection with any such issuance is non-cash, the price per common share of the Company that would have been received had such common shares been issued for cash consideration will be determined by an independent committee (acting reasonably and in good faith); provided further that the price per common share of the Company to be paid by Altria pursuant to its exercise of its Pre-emptive Rights related to the Ginkgo Collaboration Agreement will be C$16.25 per common share. These rights may not be exercised if Altria’s ownership percentage of the issued and outstanding shares of the Company falls below 20%.
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
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

As of December 31, 2023, Altria beneficially held 156,573,537 of the Company’s common shares, an approximate 41.1% ownership interest in the Company (calculated on a non-diluted basis).
Reconciliations of the carrying amounts of the derivative liability are presented below:

	As of January 1, 2023	Loss (gain) on revaluation	Foreign exchange effect	As of December 31, 2023
Pre-emptive Rights	—	100	2	102
Top-up Rights	15	(15)	—	—
	$15	$85	$2	$102

	As of January 1, 2022	Gain on revaluation	Foreign exchange effect	As of December 31, 2022
Altria Warrant	$13,720	$(13,431)	$(289)	$—
Pre-emptive Rights	180	(179)	(1)	—
Top-up Rights	475	(450)	(10)	15
	$14,375	$(14,060)	$(300)	$15
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
The fair values of the derivative liabilities were determined using the Black-Scholes pricing model using the following inputs:

	As of December 31, 2023
	Pre-emptive Rights	Top-up Rights
Share price at valuation date (per share in C$)	$2.77	$2.77
Subscription price (per share in C$)	$16.25	$16.25
Weighted average risk-free interest rate(i)	3.99%	4.76%
Weight average expected life (in years)(ii)	1.75	0.60
Expected annualized volatility(iii)	60%	58%
Expected dividend yield	—%	—%

	As of December 31, 2022
	Pre-emptive Rights	Top-up Rights
Share price at valuation date (per share in C$)	$3.44	$3.44
Subscription price (per share in C$)	$16.25	$16.25
Weighted average risk-free interest rate(i)	4.14%	4.28%
Weight average expected life (in years)(ii)	0.25	0.59
Expected annualized volatility(iii)	73%	73%
Expected dividend yield	—%	—%
(i)    The risk-free interest rate was based on Bank of Canada government treasury bills and bonds with a remaining term equal to the expected life of the derivative liabilities. As of December 31, 2023 and December 31, 2022, the risk-free interest rate uses a range of approximately 3.99% to 4.82% and 3.81% to 4.37%, respectively, for the Pre-emptive Rights and Top-up Rights.
(ii)    The expected life represents the period of time, in years, that the derivative liabilities are expected to be outstanding. The expected life of the Pre-emptive Rights and Top-up Rights is determined based on the expected term of the underlying options, warrants, and shares, to which the Pre-emptive Rights and Top-up Rights are linked. As of December 31, 2023 and December 31, 2022, the expected life uses a range of approximately 0.50 years to 1.75 years and 0.25 years to 2.75 years, respectively.
(iii)    Volatility was based on an equally weighted blended historical and implied volatility level of the underlying equity securities of the Company.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

10. Commitments and Contingencies
(a)Commitments
R&D commitments
On September 4, 2018, the Company announced an R&D partnership with Ginkgo to develop scalable and consistent production of a variety of certain common and lesser-known cannabinoids. As part of this partnership, Cronos agreed to issue up to 14,674,903 common shares of the Company (aggregate value of approximately $100,000 as of July 17, 2018 assuming all milestones are met, collectively the “Ginkgo Equity Milestones”) in tranches and $22,000 in cash subject to Ginkgo’s achievement of certain milestones and to fund certain R&D expenses, including foundry access fees. During the years ended December 31, 2022 and December 31, 2021, 4,157,888 shares and 2,934,980 shares, respectively, of the Company’s common stock were issued in conjunction with this partnership. No shares were issued for the year ended December 31, 2023.
Other commitments
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
(i)Class action complaints relating to restatement of 2019 interim financial statements
On March 11 and 12, 2020, two alleged shareholders of the Company separately filed two putative class action complaints in the U.S. District Court for the Eastern District of New York against the Company and its Chief Executive Officer and former Chief Financial Officer. The court consolidated the cases, and the consolidated amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5, promulgated thereunder, against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The consolidated amended complaint generally alleges that certain of the Company’s prior public statements about revenues and internal controls were incorrect based on the Company’s disclosures relating to the Audit Committee of the Board of Directors’ review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel. The consolidated amended complaint does not quantify a damage request. The defendants moved to dismiss on February 8, 2021. On November 17, 2023, the court entered an order granting the motion and dismissed the case with prejudice. On December 1, 2023, the shareholder plaintiffs sought reconsideration of the dismissal, requesting that the court instead dismiss the action without prejudice and permit the plaintiffs to seek leave to further amend the complaint. The reconsideration motion is pending.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

On June 3, 2020, an alleged shareholder filed a Statement of Claim, as amended on August 12, 2020, in the Ontario Superior Court of Justice in Toronto, Ontario, Canada, seeking, among other things, an order certifying the action as a class action on behalf of a putative class of shareholders and damages of an unspecified amount. The Amended Statement of Claim named (i) the Company, (ii) its Chief Executive Officer, (iii) former Chief Financial Officer, (iv) former Chief Financial Officer and Chief Commercial Officer, and (v) current and former members of the Board as defendants and alleged breaches of the Ontario Securities Act, oppression under the Ontario Business Corporations Act and common law misrepresentation. The Amended Statement of Claim generally alleged that certain of the Company’s prior public statements about revenues and internal controls were misrepresentations based on the Company’s March 2, 2020 disclosure that the Audit Committee of the Board of Directors was conducting a review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel, and the Company’s subsequent restatement. The Amended Statement of Claim did not quantify a damage request. On June 28, 2021, the Court dismissed motions brought by the plaintiff for leave to commence a claim for misrepresentation under the Ontario Securities Act and for certification of the action as a class action. The plaintiff appealed the Court’s dismissal of the motions only with respect to the Company, the Chief Executive Officer, and the now former Chief Financial Officer; the remaining defendants were dismissed from the matter with prejudice and the Company and all individual defendants agreed not to seek costs from plaintiff in connection with the dismissal of the motions. On September 26, 2022, the Court of Appeal for Ontario reversed the Superior Court’s dismissal of the leave and certification motions, granted the plaintiff leave to proceed to bring a claim for misrepresentation under the Ontario Securities Act, and remitted the certification motion back to the Superior Court. On April 11, 2023, the plaintiff filed a Fresh as Amended Statement of Claim, which reflected the dismissal of the defendants for which an appeal was not sought, the removal of the claims for oppression under the Ontario Business Corporations Act and common law misrepresentation, as well as shortening the proposed class period. On October 10, 2023, the Superior Court certified the action on behalf of a class of persons or entities who acquired shares in the secondary market, including on the TSX and Nasdaq, during the period from May 9, 2019 to March 30, 2020, other than certain excluded persons.
(ii)Regulatory Settlements
On October 24, 2022, the Company announced regulatory settlements as follows:
SEC Settlement
On October 24, 2022, the SEC issued an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 8(a) of the Securities Act of 1933 (the “Securities Act”) and Section 21(c) of the Exchange Act, Making Findings, and Imposing a Cease-and-Desist Order (the “Settlement Order”) resolving the Restatements.
The Company agreed to settle with the SEC, without admitting or denying the allegations described in the Settlement Order. The Settlement Order fully and finally disposed of the investigation of the Company by the SEC into the Restatements without the payment of any civil penalty or other amount.
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
OSC Settlement
On October 24, 2022, the Ontario Capital Markets Tribunal approved a settlement agreement (the “Settlement Agreement”) between the Company and the staff of the Ontario Securities Commission (the “OSC”), resolving the Restatements.
Pursuant to the terms of the Settlement Agreement, which fully and finally disposed the investigation of the Company by the OSC, Cronos agreed to pay a total of C$1.34 million to fully settle the matter, and acknowledged that it had failed to comply with the requirement under Section 77 of the Ontario Securities Act to file interim financial reports in the manner set out therein and had acted in a manner contrary to the public interest.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

(iii)Litigation and regulatory inquiries relating to marketing, distribution, import and sale of products
On April 17, 2023, a group of plaintiffs led by the Green Leaf (Ale Yarok) political party filed a Statement of Claim and Request for Approval of a Class Action on behalf of a purported class of Israeli cannabis consumers in the District Court of Tel Aviv, Israel, against 26 cannabis-related parties, including three Cronos Israel entities. The Statement of Claim alleges that the defendants violated certain laws relating to the marketing of medical cannabis products, including marketing to unlicensed cannabis consumers. The lawsuit seeks a total of ILS 420 million. The Cronos Israel defendants moved to dismiss the action on August 13, 2023.
On January 18, 2024, the Company was notified that the Trade Levies Commissioner of the Israel Ministry of Economy and Industry initiated a public investigation of alleged dumping of medical cannabis imports from Canada into Israel. The Company is responding to requests for information from the Ministry. The Company cannot predict the outcome of the investigation.
We expect litigation and regulatory proceedings relating to the marketing, distribution, import and sale of our products to increase.

11. Share-based Compensation
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
The following table summarizes the total share-based compensation associated with the Company’s stock options and RSUs:

	Year ended December 31,
	2023	2022	2021
Stock options	$1,175	$6,778	$7,604
RSUs	7,581	7,633	2,240
Liability-classified awards(i)	—	597	—
Total share-based compensation	$8,756	$15,008	$9,844
(i)Represents share-based compensation awards conditionally approved for grant to one of the Company’s former executives for a fixed monetary value, but a variable number of shares. These awards were liability-classified until the number of shares was determined.
(b)Stock options
The Company adopted the 2015 Stock Option Plan, which was approved by shareholders of the Company at the annual general meeting of shareholders held on June 28, 2017. The 2015 Stock Option Plan allowed the Board to award options to purchase shares to directors, officers, key employees and service providers of the Company. As of June 28, 2018, no further awards will be granted under the 2015 Stock Option Plan; as of December 31, 2023, no options issued under the 2015 Stock Option Plan remain outstanding.
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

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
The following is a summary of the changes in options:

	Weighted average exercise price (C$)(i)	Number of options	Weighted average remaining contractual term (years)
Balance as of January 1, 2023	$10.57	5,350,600	0.73
Issuance of options	2.96	188,317
Cancellation, forfeiture and expiry of options	7.75	(3,435,716)
Balance as of December 31, 2023	$14.50	2,103,201	1.84
Exercisable as of December 31, 2023	$15.89	1,864,732	1.29

	Weighted average exercise price (C$)(i)	Number of options	Weighted average remaining contractual term (years)
Balance as of January 1, 2022	$7.75	8,939,330	2.70
Issuance of options	4.20	113,947
Exercise of options	2.79	(2,735,985)
Cancellation, forfeiture and expiry of options	5.74	(966,692)
Balance as of December 31, 2022	$10.57	5,350,600	0.73
Exercisable as of December 31, 2022	$11.48	3,867,887	0.66
(i)The weighted average exercise price reflects the conversion of foreign currency-denominated stock options translated into C$ using the average foreign exchange rate as of the date of issuance.
For the years ended December 31, 2023 and 2022, the fair value per option at grant date was C$2.07 and C$2.94, respectively. The fair value of the options issued during the year was determined using the Black-Scholes option pricing model, using the following inputs:

	2023	2022
Share price at grant date (per share)	C$2.96	C$4.20
Exercise price (per option)	C$2.96	C$4.20
Risk-free interest rate(i)	3.22%	3.14%
Expected life of options (in years)(i)	7	7
Expected annualized volatility(i)	73%	73%
Expected dividend yield	—	—
Weighted average Black-Scholes value at grant date (per option)	C$2.07	C$2.94
Forfeiture rate	—	—
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

The following table summarizes stock options outstanding:

	Options outstanding as of December 31,
	2023	2022	2021
2020 Omnibus Plan	702,264	2,788,947	2,900,000
2018 Stock Option Plan	1,400,937	1,422,069	1,550,074
2015 Stock Option Plan	—	1,139,584	4,489,256
Total stock options outstanding	2,103,201	5,350,600	8,939,330
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
The following is a summary of the changes in RSUs:

	Weighted average grant date fair value (C$)(iii)	Number of RSUs
Balance as of January 1, 2023	$4.63	5,725,470
Granted(i)	2.64	3,292,586
Vested and issued	5.00	(1,041,097)
Cancellation and forfeitures	3.60	(595,418)
Balance as of December 31, 2023	$3.77	7,381,541

	Weighted average grant date fair value (C$)(iii)	Number of RSUs
Balance as of January 1, 2022	$9.22	1,225,870
Granted(i)(ii)	4.27	6,140,492
Vested and issued	7.40	(1,151,292)
Cancellation and forfeitures	5.08	(489,600)
Balance as of December 31, 2022	$4.63	5,725,470
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
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

(d)Deferred share units
On August 10, 2019, the Company established the DSU Plan pursuant to which its non-executive directors receive DSUs for Board services. The DSU Plan is designed to promote a greater alignment of long-term interests between non-executive directors and shareholders. The number of DSUs granted under the DSU Plan (including fractional DSUs) is determined by dividing the amount of remuneration payable by the closing price as reported by the TSX for awards made prior to 2022 and as reported by Nasdaq for awards made in 2022 and 2023 on the trading day immediately preceding the date of grant. DSUs are payable at the time a non-executive director ceases to hold the office of director for any reason and are settled by a lump-sum cash payment, in accordance with the terms of the DSU Plan, based on the fair value of the DSUs at such time. The fair value of the cash payout is determined by multiplying the number of DSUs vested at the payout date by the closing price as reported by the TSX for awards made prior to 2022 and as reported by Nasdaq for awards made in 2022 and 2023 on the trading day immediately preceding the payout date. The fair value of the cash payout is determined at each reporting date based on the fair value of the Company’s common shares at the reporting date and is recorded within other liabilities.
The following is a summary of the changes in DSUs:

	Financial liability	Number of DSUs
Balance as of January 1, 2023	$674	265,732
Granting and vesting of DSUs	450	255,947
Gain on revaluation	(32)	—
Balance as of December 31, 2023	$1,092	521,679

	Financial liability	Number of DSUs
Balance as of January 1, 2022	$408	104,442
Granting and vesting of DSUs	443	161,290
Loss on revaluation	(177)	—
Balance as of December 31, 2022	$674	265,732
(e)Liability-classified awards
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
During the year ended December 31, 2023, there was no liability-classified award activity.

12. Income Taxes
For financial reporting purposes, loss from continuing operations before income taxes includes the following components:

	Year ended December 31,
	2023	2022	2021
Loss before income taxes	$(73,669)	$(121,003)	$(128,510)
The loss before income taxes above excludes losses from discontinued operations of $4,114, $13,556 and $269,125 for the years ended December 31, 2023, 2022 and 2021, respectively.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

Income tax expense (benefit) consists of the following components:

	Year Ended December 31,
	2023	2022	2021
Current	$(3,375)	$34,416	$(471)
Deferred	145	(241)	40
Total	$(3,230)	$34,175	$(431)
As of December 31, 2023, 2022 and 2021, the Company’s current income taxes payable were $64, $32,956 and $105, respectively, related to current income tax expense. Included in other receivables as of December 31, 2023, 2022 and 2021 is $3,374, $40 and $543, respectively, related to current income tax benefits.
Income tax differs from that computed using the combined Canadian federal and provincial statutory income tax rate of 26.5%. Reconciliation of the expected income tax to the effective tax rate in continuing operations is as follows:

	Year ended December 31,
	2023	2022		2021
Loss before income taxes	$(73,669)	$(121,003)	$	$(128,510)
Effective income tax rate	26.5%	26.5%		26.5%
Expected income tax benefit	$(19,522)	$(32,066)		$(34,055)

Non-taxable income (loss)	1,077	(2,140)		39
Non-deductible share-based compensation	525	1,198		1,667
Non-deductible expenses	459	836		53
Non-deductible transaction costs	351	1,625		2,917
Effect of provincial tax rate difference	(9)	(15)		(1)
Effect of tax rates outside of Canada	816	1,848		(1,869)
Effect of change in tax rates	4,601	11,041		—
Fair value gain (loss) on financial liabilities	23	(3,726)		(40,111)
Changes in valuation allowance	7,930	(10,466)		70,453
Capital gain on financial liabilities	106	66,193		—
Other	413	(153)		476
Income tax expense (benefit), net	$(3,230)	$34,175		$(431)
The valuation allowance recorded against the loss on discontinued operations is not reflected in the effective tax rate reconciliation presented above for continuing operations.
For the year ended December 31, 2022, the Company realized a capital gain for tax purposes of $479,800 as a result of Altria’s irrevocable relinquishment of its warrant on December 16, 2022, resulting in an increase in the total income tax expense reported for the year ended December 31, 2022.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

The following table summarizes the significant components of the Company’s deferred tax assets and liabilities:

	As of December 31,
	2023	2022
Deferred assets:
Tax loss carryforwards	$111,516	$98,074
Interest expense carryforwards	2,688	2,533
Deferred financing costs	—	1,311
Share issuance cost	—	196
Finance lease obligation	519	690
Plant and equipment	36,697	37,662
Investment	19,745	13,359
Intangible asset	37,203	53,365
Inventory	556	1,287
Reserve	2,430	2,972
Unrealized foreign exchange	275	—
R&D investment tax credits	567	293
Other	4,271	3,099
Total deferred tax assets	216,467	214,841
Less valuation allowance	(216,241)	(214,199)
Net deferred tax assets	226	642
Deferred tax liabilities:
Right-of-use assets	(181)	(365)
Unrealized foreign exchange	—	(84)
Total deferred tax liabilities	(181)	(449)
Net deferred tax asset (liability)(i)	$45	$193
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
As of December 31, 2023 and 2022, the Company’s valuation allowance was $216,241 and $214,199, respectively. The valuation allowance increased by $2,042 during the year ended December 31, 2023, and decreased by $10,577 during the year ended December 31, 2022. The increase in the valuation allowance during the year ended December 31, 2023, was primarily due to an increase in net operating loss carryforwards. The decrease in the valuation allowance during the year ended December 31, 2022, was primarily due to the recognition of a portion of deferred tax assets for which a valuation allowance was recorded in the prior year.
As of December 31, 2023, the Company had net operating losses in Canada, the U.S., and Israel available to offset future years’ taxable income of approximately $253,521, $144,219, $20,794, respectively. As of December 31, 2022, the Company had net operating losses in Canada, the U.S., and Israel available to offset future years’ taxable income of approximately $216,120, $134,593, and $18,739, respectively. The net operating losses in Canada will begin to expire, for purposes of carryforward, in fiscal year 2033. The net operating losses in the U.S. can be carried forward indefinitely for federal purposes. The net operating losses in Israel can be carried forward indefinitely.
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
As of December 31, 2023, the Company has various scientific research and experimental development investment tax credit carryforwards of $683 related to Canadian operations, which, if not utilized, will begin to expire in 2041. Investment tax credits are recognized when realization of the tax credits is more likely than not.
The Company files federal income tax returns in Canada, Israel and the U.S. The Company has open tax years with the taxation jurisdictions. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

regulations and tax treaties, as they relate to the amount, timing, or inclusion of revenue and expense. As of December 31, 2023, Peace Naturals and Hortican Inc. are under examination with the Canadian Revenue Agency for tax years 2019 and 2020.

Jurisdiction	Open Years
Canada	2019 – 2023
United States	2020 – 2023
Israel	2020 – 2023
Accounting guidance clarifies the accounting for uncertain tax positions and prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, the authoritative guidance addresses the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. Only tax positions that meet the more-likely-than-not recognition threshold may be recognized. There were no identified unrecognized tax benefits as of December 31, 2023 or December 31, 2022.
As of December 31, 2023 and 2022, deferred income taxes have not been provided for any undistributed earnings from operations outside of Canada. The foreign subsidiaries have accumulated losses and as such the amount of undistributed earnings upon which income taxes have not been provided is immaterial to these consolidated financial statements.

13. Loss per Share
Basic and diluted earnings (loss) per share from continued and discontinued operations are calculated as follows:

	Year ended December 31,
	2023	2022	2021
Basic loss per share computation
Net loss from continuing operations attributable to the shareholders of Cronos Group	$(69,849)	$(155,178)	$(126,982)
Weighted-average number of common shares outstanding for computation for basic and diluted earnings per share(i)	380,964,739	376,961,797	370,390,965
Basic loss from continuing operations per share	$(0.18)	$(0.41)	$(0.34)
Diluted loss per share from continuing operations	$(0.18)	$(0.41)	$(0.34)

Loss from discontinued operations attributable to the shareholders of Cronos Group	$(4,114)	$(13,556)	$(269,125)
Weighted-average number of common shares outstanding from computation for basic and diluted earnings per share(i)	380,964,739	376,961,797	370,390,965
Basic loss from discontinued operations per share	$(0.01)	$(0.04)	$(0.73)
Diluted loss from discontinued operations per share	$(0.01)	$(0.04)	$(0.73)
(i)In computing diluted earnings per share, incremental common shares are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive.
Total securities of 25,426,119, 112,612,579 and 125,195,001 were not included in the computation of diluted shares outstanding for the years ended December 31, 2023, 2022 and 2021, respectively, because the effect would be anti-dilutive.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

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
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$669,291	$—	$—	$669,291
Short-term investments	192,237	—	—	192,237
Other investments(i)	9,601	—	—	9,601
Derivative liabilities	—	—	102	102

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$764,644	$—	$—	$764,644
Short-term investments	113,077	—	—	113,077
Other investments(i)	21,993	—	—	21,993
Derivative liabilities	—	—	15	15
(i)As of December 31, 2023 and December 31, 2022, the Company’s influence on Vitura is deemed non-significant and the investment is considered an equity security with a readily determinable fair value. See Note 4 “Investments” for additional information.
There were no transfers between fair value categories during the periods presented.
The following tables present information about the Company’s assets that are measured at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Other investments(i)	—	—	25,650	25,650

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Other investments(i)	—	—	49,000	49,000
(i)On June 14, 2021, the Company purchased an option to acquire 473,787 shares of Class A Common Stock of PharmaCann, a vertically integrated cannabis company in the United States, at an exercise price of $0.0001 per share, representing approximately 10.5% of PharmaCann’s issued and outstanding capital stock on a fully diluted basis as of the date of the PharmaCann Option, for an aggregate purchase price of approximately $110,392. On February 28, 2022, PharmaCann closed its previously announced transaction with LivWell pursuant to which PharmaCann acquired LivWell. As a result of the LivWell Transaction, the Company’s ownership percentage in PharmaCann on a fully diluted basis decreased to approximately 6.4%. As of December 31, 2023 and December 31, 2022, the Company’s ownership percentage in PharmaCann on a fully diluted basis was approximately 5.9% and 6.3%, respectively. See Note 4 “Investments”.
There were no transfers between fair value categories during the periods presented.
(b)Financial risks
The Company’s activities expose it to a variety of financial risks, including credit risk, liquidity risk, market risk, interest rate risk, and foreign currency rate risk.
Credit risk
Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk from its operating activities, primarily accounts receivable and other receivables, and its investing activities, including cash held with banks and financial institutions, short term investments, loans receivable, and advances to joint ventures. The Company’s maximum exposure to this risk is equal to the carrying amount of these financial assets, which amounted to $966,442 and $987,836 as of December 31, 2023 and December 31, 2022, respectively.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

(i)Accounts receivable
The Company had accounts receivable of $13,984 and $23,113 as of December 31, 2023 and December 31, 2022, respectively. An impairment analysis is performed at each reporting date using a provision matrix to measure expected credit losses. The provision rates are based on the days past due for groupings of various customer segments with similar loss patterns. The calculation reflects the probability-weighted outcome, the time value of money and reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Accounts receivable are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, amongst others, the failure of a debtor to engage in a repayment plan, and a failure to make contractual payments for a period of greater than 120 days past due. As of December 31, 2023 and 2022, the Company had $3 and $219, respectively, in expected credit losses on receivables from contracts with customers.
As of December 31, 2023, the Company has assessed that there is a concentration of credit risk as 37% of the Company’s accounts receivable were due from one customer with an established credit history with the Company. As of December 31, 2022, 55% of the Company’s accounts receivable were due from three customers with an established credit history with the Company.
The Company sells products through a limited number of major customers. Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s revenues. During the year ended December 31, 2023, the Company earned a total net revenue before excise taxes of $79,503 from three major customers, together accounting for 66% of the Company’s total net revenue before excise taxes. During the year ended December 31, 2022, the Company earned a total net revenue before excise taxes of $63,509 from three major customers, together accounting for 55% of the Company’s total net revenue before excise taxes. During the year ended December 31, 2021, the Company earned a total net revenue before excise taxes of $41,603 from three major customers, accounting for 56% of the Company’s total net revenues before excise taxes.
(ii) Cash and cash equivalents, short-term investments, and other receivables
The Company held cash and cash equivalents of $669,291 and $764,644 as of December 31, 2023 and December 31, 2022, respectively. The short-term investments and related interest receivable of $192,237 and $113,077 as of December 31, 2023 and December 31, 2022, respectively, represent short-term investments with a maturity of less than a year and accrued interest. The cash and cash equivalents and short-term investments, including guaranteed investment certificates and bankers’ acceptances, are held with central banks and financial institutions that are highly rated. In addition to interest receivable, other receivables include sales taxes receivable from the government. As such, the Company has assessed an insignificant loss allowance on these financial instruments.
Liquidity risk
Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due and arises principally from the Company’s accounts payable. The Company had trade accounts payable of $8,887 and $8,599 as of December 31, 2023 and December 31, 2022, respectively, included in accounts payable on the consolidated balance sheet. The Company’s policy is to review liquidity resources and ensure that sufficient funds are available to meet financial obligations as they become due. Further, the Company’s management is responsible for ensuring funds exist and are readily accessible to support business opportunities as they arise. As of December 31, 2023, the Company has assessed a concentration of risk of vendors as 26% of accounts payable were due to one vendor. As of December 31, 2022, the Company has assessed a concentration risk of vendors as 27% of accounts payable due to one vendor.
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
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those that possess a short term to maturity. A 10% change in the interest rate in effect on December 31, 2023 would not have a material effect on the fair value of our cash equivalents and short-term investments as the majority of the portfolio had a maturity date of three months or less. A 10% change in the interest rate in effect for 2023 would have an effect of $5.4 million on interest income, net earned on our cash equivalents and short-term investments. A 10% change in the interest rate in effect on December 31, 2022, would not have a material effect on (i) fair value of the cash equivalents and short-term investments as the majority of the portfolio had a maturity date of three months or less, or (ii) interest income, net. Management continues to monitor external interest rates and revise the Company’s investment strategy as a result.
During the years ended December 31, 2023 and December 31, 2022, the Company had net interest income of $51,235 and $22,514, respectively. During the year ended December 31, 2023, the Company’s average variable interest rate increased approximately 1.45%. During the year ended December 31, 2022, the Company’s average variable interest rate increased approximately 3.50%.
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
As of December 31, 2023 and December 31, 2022, the Company had foreign currency gain (loss) on translation of $21,539 and $(50,616), respectively. A 10% change in the exchange rates for the foreign currencies would affect the carrying amounts of net assets by approximately $97,678 and $77,414 as of December 31, 2023 and December 31, 2022, respectively.

15. Related Party Transactions
(a)Altria
On March 8, 2019, in connection with the Altria Investment, Altria, through certain of its wholly owned subsidiaries, purchased a 45% equity interest in the Company. As of December 31, 2023, Altria beneficially held an approximately 41.1% ownership interest in the Company (calculated on a non-diluted basis).
The Company incurred the following expenses for consulting services from Altria Pinnacle LLC, a subsidiary of Altria (“Altria Pinnacle”):

	Year ended December 31,
	2023	2022	2021
Altria Pinnacle – expense	$—	$—	$436
There were no amounts payable related to the consulting services with Altria Pinnacle as of December 31, 2023 and 2022.
Refer to Note 9 “Derivative Liabilities” for further information on the derivative liabilities related to the Altria Investment.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

(b)Cronos GrowCo
The Company holds a variable interest in Cronos GrowCo through its ownership of 50% of Cronos GrowCo’s common shares and senior secured debt in Cronos GrowCo. See Note 4 “Investments” for further discussion.
The Company made the following purchases of cannabis products from Cronos GrowCo:

	Year ended December 31,
	2023	2022	2021
Cronos GrowCo – purchases	$21,335	$18,144	$4,820
The Company’s outstanding payable balance to Cronos GrowCo was $2,267 and $2,519 as of December 31, 2023 and December 31, 2022, respectively.
During the third quarter of 2023, the Company, as supplier, entered into a cannabis germplasm supply agreement with Cronos GrowCo as buyer. During 2023, the Company received proceeds of $1,114 in relation to this agreement.
Also during 2023, the Company sold certain held for sale assets with carrying value of $332 and certain other previously expensed assets with a zero net book value to Cronos GrowCo for total proceeds of $761 and recognized a $436 gain in Other, net in the consolidated statements of net loss and comprehensive loss.
Additionally, on August 23, 2019, the Company, as lender, and Cronos GrowCo, as borrower, entered into the GrowCo Credit Facility. See additional information in Note 5 “Loans Receivable, net”.
(c)Vendor Agreement
In November 2022, the Company entered into an agreement with an external vendor whereby the vendor would provide certain manufacturing services to the Company. The vendor then subcontracted out a portion of those services to another vendor whose chief executive officer is an immediate family member of an executive of the Company. The Company purchased $2,310 and $645 of products and services under this subcontracted agreement for the years ended December 31, 2023 and December 31, 2022, respectively. The company had $28 in outstanding accounts payables related to the subcontracted agreement as of December 31, 2023 and no outstanding accounts payable related to the subcontracted agreement as of December 31, 2022.
In November 2023, the Company negotiated a direct contract with the related-party vendor. During the year ended 2023, the Company purchased $42 of products and services directly from the related-party vendor and had $11 in outstanding accounts payable to the vendor as of December 31, 2023.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(In thousands of U.S. dollars, except for share amounts)

16. Restructuring
In the first quarter of 2022, the Company initiated a strategic plan to realign the business around its brands, centralize functions and evaluate the Company’s supply chain (the “Realignment”). As part of the Realignment, on February 28, 2022, the Board approved plans to leverage the Company’s strategic partnerships to improve supply chain efficiencies and reduce manufacturing overhead by exiting its production facility in Stayner, Ontario, Canada (the “Peace Naturals Campus”). On February 27, 2023, the Board approved revisions to the Realignment, which are expected to result in the Company maintaining select components of its operations at the Peace Naturals Campus, namely distribution warehousing, certain research and development activities and manufacturing of certain of the Company’s products, while seeking to sell and lease back all or some of the Peace Naturals Campus or to lease certain portions of the Peace Naturals Campus to third parties. In the third quarter of 2023, the Board approved revisions to the Realignment to wind down operations at its Winnipeg, Manitoba facility (“Cronos Fermentation”), list the Cronos Fermentation facility for sale, and implement additional organization-wide cost reductions as the Company continues its Realignment initiatives. During the third quarter of 2023, the Company performed an assessment under ASC 360, Property Plant and Equipment, of the recovery of the carrying value of the Canada asset group, which includes Cronos Fermentation, and determined the carrying value of the asset group was recoverable. As of December 31, 2023, Cronos Fermentation did not meet the criteria to be classified as held-for-sale.
During the year ended December 31, 2023, the Company incurred $1,524 of restructuring costs in its continuing operations in connection with the Realignment. During the year ended December 31, 2022, the Company recognized $3,545 of restructuring costs in continuing operations in connection with the Realignment. Charges related thereto include employee-related costs such as severance, relocation and other termination benefits, as well as contract termination and other related costs. During the year ended December 31, 2023, as a result of the decision to wind down operations at Cronos Fermentation, the Company recognized an inventory write-down of $805 related to certain obsolete raw materials. Restructuring costs and inventory write-downs incurred in the Company’s discontinued operations during the years ended December 31, 2023 and 2022 is presented in Note 2 “Discontinued Operations”.
The following table summarizes the Company’s restructuring activity for the years ended December 31, 2023 and 2022:

	As of January 1, 2023	Expenses	Payments/Write-offs	As of December 31, 2023
Employee Termination Benefits	$403	$1,371	$(1,624)	$150
Other Restructuring Costs	21	153	(174)	—
Total	$424	$1,524	$(1,798)	$150

	As of January 1, 2022	Expenses	Payments/Write-offs	As of December 31, 2022
Employee Termination Benefits	$—	$1,883	$(1,480)	$403
Other Restructuring Costs	—	1,662	(1,641)	21
Total	$—	$3,545	$(3,121)	$424

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
(a)Evaluation of Disclosure Controls and Procedures.
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2023. Based on that evaluation, management has concluded that, as of December 31, 2023, the disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b)Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report, issued an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
(c)Changes in Internal Control over Financial Reporting
Other than the remediation of the material weaknesses previously identified, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the fourth quarter of the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation of Previously Reported Material Weakness
We had identified a material weakness related to Information Technology General Controls in user access management and the provisioning and monitoring of privileged access as of December 31, 2022.
As of December 31, 2023, the Company had remediated the identified material weakness.

ITEM 9B. OTHER INFORMATION.
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023.

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

10.13†	Form of Director and Officer Indemnity Agreement (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).
10.14†	Cronos Group Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed August 6, 2020).
10.15†
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

10.18†
Executive Employment Agreement, dated as of August 6, 2021, between Cronos USA, Cronos Group and Robert Madore (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed August 6, 2021).

10.19†
Letter Agreement, dated as of February 17, 2022, by and among Cronos USA Client Services LLC, Cronos Group Inc., and Anna Shlimak (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 1, 2022).

10.20†
Amended and Restated Employment Agreement, dated as of March 21, 2022, between Cronos USA Client Services LLC, Cronos Group Inc. and Michael Gorenstein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cronos Group Inc., filed on March 21, 2022).

10.21†
Executive Employment Agreement, dated as of August 16, 2020, among Cronos Israel G.S. Cultivation Ltd., Cronos Group Inc. and Ran Gorelik (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed on May 10, 2022).

10.22†
Executive Employment Agreement, dated as of June 21, 2019, by and among Cronos Group Inc., Hortican Inc. and Jeffrey Jacobson (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed on May 9, 2023)

10.23†
Letter Agreement by and among Jeffrey Jacobson and Hortican Inc., dated November 7, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed on November 7, 2022).

10.24†*	Amended and Restated Executive Employment Agreement, dated as of February 28, 2024, by and among Cronos USA Client Services LLC, Jeffrey Jacobson, Hortican Inc. and Cronos Group Inc.
10.25†
James Holm Employment Agreement, dated November 14, 2022, among Cronos USA, the Company and Mr. Holm (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cronos Group Inc., filed on November 14, 2022).

10.26	Altria’s notice of abandonment, dated December 16, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Cronos Group Inc., filed on December 19, 2022).
10.27†
Letter Agreement by and between Robert Madore and Cronos USA Client Services LLC, dated February 8, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A of Cronos Group Inc., filed on February 13, 2023).

10.28†
Letter Agreement by and between Anna Shlimak and Cronos USA Client Services LLC, dated February 21, 2023 (incorporate by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Cronos Group Inc., filed on February 28, 2023).

10.29
Agreement of Purchase and Sale (Commercial), dated as of November 26, 2023, by and between Future Farmco Canada Inc. and Peace Naturals Project Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cronos Group Inc., filed on November 27, 2023)

10.30*	Amending Agreement, dated as of February 8, 2024, by and between Peace Naturals Project Inc. and Future Farmco Canada Inc.

10.31*	Amending Agreement, dated as of February 29, 2024, by and between Peace Naturals Project Inc. and Future Farmco Canada Inc.
14.1	Cronos Group Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 1, 2022).
21.1*	List of Subsidiaries of Cronos Group Inc.
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page hereto).
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

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Cronos Group Restatement Compensation Recovery Policy
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Michael Gorenstein	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2024
Michael Gorenstein
/s/ James Holm	Chief Financial Officer (Principal Financial Officer)	February 29, 2024
James Holm
/s/ Jimmy McGinness	Vice President, Controller (Principal Accounting Officer)	February 29, 2024
Jimmy McGinness
/s/ Kendrick Ashton, Jr.	Director	February 29, 2024
Kendrick Ashton, Jr.
/s/ Kamran Khan	Director	February 29, 2024
Kamran Khan
/s/ James Rudyk	Director	February 29, 2024
James Rudyk
/s/ Dominik Meier	Director	February 29, 2024
Dominik Meier
/s/ Jason Adler	Director	February 29, 2024
Jason Adler
/s/ Elizabeth Seegar	Director	February 29, 2024
Elizabeth Seegar