Form 10-Q
period 2024-03-31
Cronos Group Inc.
filed 2024-05-09
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
or
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

As of May 6, 2024, there were 382,011,178 common shares of the registrant issued and outstanding.

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

(Exchange rates are shown as C$ per $)	As of
	March 31, 2024	March 31, 2023	December 31, 2023
Spot rate	1.3532	1.3516	1.3243
Year-to-date average rate	1.3479	1.3520	N/A

(Exchange rates are shown as ILS per $)	As of
	March 31, 2024	March 31, 2023	December 31, 2023
Spot rate	3.6887	3.5966	3.6163
Year-to-date average rate	3.6617	3.5319	N/A
All summaries of agreements described herein are qualified by the full text of such agreements (certain of which have been filed as exhibits with the U.S. Securities and Exchange Commission).

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Cronos Group Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	As of March 31, 2024	As of December 31, 2023
Assets
Current assets
Cash and cash equivalents	$855,114	$669,291
Short-term investments	—	192,237
Accounts receivable, net	15,336	13,984
Interest receivable	3,864	10,012
Other receivables	5,919	6,341
Current portion of loans receivable, net	5,668	5,541
Inventory, net	30,639	30,495
Prepaids and other current assets	6,278	5,405
Held-for-sale assets	19,398	—
Total current assets	942,216	933,306
Equity method investments, net	20,521	19,488
Other investments	19,758	35,251
Non-current portion of loans receivable, net	66,545	69,036
Property, plant and equipment, net	37,171	59,468
Right-of-use assets	1,213	1,356
Goodwill	1,035	1,057
Intangible assets, net	20,018	21,078
Other assets	58	45
Total assets	$1,108,535	$1,140,085

Liabilities
Current liabilities
Accounts payable	$9,401	$12,130
Income taxes payable	73	64
Accrued liabilities	22,503	27,736
Current portion of lease obligation	958	994
Derivative liabilities	118	102
Current portion due to non-controlling interests	366	373
Total current liabilities	33,419	41,399
Non-current portion due to non-controlling interests	1,033	1,003
Non-current portion of lease obligation	1,305	1,559
Total liabilities	35,757	43,961

Shareholders’ equity
Share capital (authorized for issue as of March 31, 2024 and December 31, 2023: unlimited; shares outstanding as of March 31, 2024 and December 31, 2023: 382,011,178 and 381,298,853, respectively)	615,625	613,725
Additional paid-in capital	48,048	48,449
Retained earnings	414,478	416,719
Accumulated other comprehensive gain (loss)	(1,793)	20,678
Total equity attributable to shareholders of Cronos Group	1,076,358	1,099,571
Non-controlling interests	(3,580)	(3,447)
Total shareholders’ equity	1,072,778	1,096,124
Total liabilities and shareholders’ equity	$1,108,535	$1,140,085
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Net Loss and Comprehensive Loss
(In thousands of U.S dollars, except share and per share amounts, unaudited)	Table of Contents

	Three months ended March 31,
	2024	2023
Net revenue, before excise taxes	$35,367	$26,554
Excise taxes	(10,079)	(7,059)
Net revenue	25,288	19,495
Cost of sales	20,805	16,568
Gross profit	4,483	2,927
Operating expenses
Sales and marketing	5,332	5,741
Research and development	997	2,039
General and administrative	8,907	11,856
Restructuring costs	83	—
Share-based compensation	2,015	2,535
Depreciation and amortization	1,123	1,525
Impairment loss on long-lived assets	1,974	—
Total operating expenses	20,431	23,696
Operating loss	(15,948)	(20,769)
Other income
Interest income, net	14,245	11,175
Loss on revaluation of derivative liabilities	(18)	(65)
Share of income (loss) from equity method investments	1,448	(496)
Loss on revaluation of financial instruments	(2,642)	(7,758)
Impairment loss on other investments	(12,734)	—
Foreign currency transaction gain (loss)	13,259	(1,643)
Other, net	(652)	85
Total other income	12,906	1,298
Loss before income taxes	(3,042)	(19,471)
Income tax benefit	(558)	(1,436)
Loss from continuing operations	(2,484)	(18,035)
Loss from discontinued operations	—	(1,222)
Net loss	(2,484)	(19,257)
Net loss attributable to non-controlling interest	(243)	(88)
Net loss attributable to Cronos Group	$(2,241)	$(19,169)

Comprehensive loss
Net loss	$(2,484)	$(19,257)
Other comprehensive income (loss)
Foreign exchange gain (loss) on translation	(22,361)	2,414
Comprehensive loss	(24,845)	(16,843)
Comprehensive loss attributable to non-controlling interests	(133)	(8)
Comprehensive loss attributable to Cronos Group	$(24,712)	$(16,835)

Net loss per share
Basic and diluted - continuing operations	$(0.01)	$(0.05)
Basic and diluted - discontinued operations	—	—
Basic and diluted - total	$(0.01)	$(0.05)
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity
For the three months ended March 31, 2024 and 2023
(In thousands of U.S. dollars, except share amounts, unaudited)

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2024	381,298,853	$613,725	$48,449	$416,719	$20,678	$(3,447)	$1,096,124
Activities relating to share-based compensation	712,325	1,900	(401)	—	—	—	1,499
Net income (loss)	—	—	—	(2,241)	—	(243)	(2,484)
Foreign exchange gain on translation	—	—	—	—	(22,471)	110	(22,361)
Balance as of March 31, 2024	382,011,178	$615,625	$48,048	$414,478	$(1,793)	$(3,580)	$1,072,778

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2023	380,575,403	$611,318	$42,682	$490,682	$(797)	$(2,921)	$1,140,964
Activities relating to share-based compensation	240,518	917	1,362	—	—	—	2,279
Net loss	—	—	—	(19,169)	—	(88)	(19,257)
Foreign exchange gain on translation	—	—	—	—	2,334	80	2,414
Balance as of March 31, 2023	380,815,921	$612,235	$44,044	$471,513	$1,537	$(2,929)	$1,126,400

See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	Three months ended March 31,
	2024	2023
Operating activities
Net loss	$(2,484)	$(19,257)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation	2,015	2,551
Depreciation and amortization	1,731	2,405
Impairment loss on long-lived assets	1,974	—
Impairment loss on other investments	12,734	—
Loss from investments	894	8,419
Loss on revaluation of derivative liabilities	18	65
Changes in expected credit losses on long-term financial assets	(191)	(764)
Foreign currency transaction (gain) loss	(13,259)	1,643
Other non-cash operating activities, net	1,066	(2,850)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,654)	8,201
Interest receivable	4,251	(1,953)
Other receivables	289	671
Prepaids and other current assets	(985)	(848)
Inventory	(777)	(6,824)
Accounts payable	(2,775)	1,555
Income taxes payable	11	(32,813)
Accrued liabilities	(5,062)	(7,894)
Cash flows used in operating activities	(2,204)	(47,693)
Investing activities
Purchase of short-term investments	—	(422,612)
Proceeds from short-term investments	188,872	113,355
Proceeds from repayment on loan receivables	2,678	6,249
Purchase of property, plant and equipment	(1,724)	(804)
Purchase of intangible assets	(270)	—
Cash flows provided by (used in) investing activities	189,556	(303,812)
Financing activities
Withholding taxes paid on share-based awards	(645)	(743)
Cash flows used in financing activities	(645)	(743)
Effect of foreign currency translation on cash and cash equivalents	(884)	1,271
Net change in cash and cash equivalents	185,823	(350,977)
Cash and cash equivalents, beginning of period	669,291	764,644
Cash and cash equivalents, end of period	$855,114	$413,667
Supplemental cash flow information
Interest paid	$—	$—
Interest received	$14,641	$7,558
Income taxes paid	$579	$32,932

See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
1. Background, Basis of Presentation, and Summary of Significant Accounting Policies
(a)Background
Cronos Group Inc. (“Cronos” or the “Company”) is incorporated in the province of British Columbia under the Business Corporations Act (British Columbia) with principal executive offices at 111 Peter St., Suite 300, Toronto, Ontario, M5V 2H1. The Company’s common shares are listed on the Toronto Stock Exchange (“TSX”) and Nasdaq Global Market (“Nasdaq”) under the ticker symbol “CRON.”
Cronos is an innovative global cannabinoid company committed to building disruptive intellectual property by advancing cannabis research, technology and product development. With a passion to responsibly elevate the consumer experience, Cronos is building an iconic brand portfolio. Cronos’ diverse international brand portfolio includes Spinach®, PEACE NATURALS® and Lord Jones®.
(b)Basis of presentation
These condensed consolidated interim financial statements of Cronos are unaudited. They have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and with applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any other reporting period.
These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”).
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
(d)Segment information
Segment reporting is prepared on the same basis that the Company’s chief operating decision maker (the “CODM”) manages the business, makes operating decisions and assesses the Company’s performance. Prior to the second quarter of 2023, the Company reported results for two reportable segments, the U.S. and Rest of World. In the second quarter of 2023, as a result of the Company’s exit of its then-existing U.S. operations, the Company determined that it has one operating segment and therefore one reportable segment, which is comprised of operations in Canada and Israel and is involved in the cultivation, manufacture, and marketing of cannabis and cannabis-derived products for the medical and adult-use markets. All prior period segment disclosure information has been reclassified to conform to the current reporting structure in this Form 10-Q. These reclassifications had no effect on our consolidated financial statements in any period presented.
(e)Revenue recognition
The following tables present the Company’s revenue by major product category for continuing operations:

	Three months ended March 31,
	2024	2023
Cannabis flower	$17,525	$13,128
Cannabis extracts	7,727	6,301
Other	36	66
Net revenue	$25,288	$19,495

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
Net revenue attributed to a geographic region based on the location of the customer were as follows for continuing operations:

	Three months ended March 31,
	2024	2023
Canada	$18,871	$14,434
Israel	6,417	5,061
Net revenue	$25,288	$19,495
(f)Concentration of risk
Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk from its operating activities, primarily accounts receivable and other receivables, and its investing activities, including cash held with banks and financial institutions, short-term investments and loans receivable. The Company’s maximum exposure to this risk is equal to the carrying amount of these financial assets, which amounted to $952,446 and $966,442 as of March 31, 2024 and December 31, 2023, respectively.
An impairment analysis is performed at each reporting date using a provision matrix to measure expected credit losses. The provision rates are based on the days past due for groupings of various customer segments with similar loss patterns. The calculation reflects the probability-weighted outcome, the time value of money and reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Accounts receivable are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, amongst others, the failure of a debtor to engage in a repayment plan and a failure to make contractual payments for a period of greater than 120 days past due. As of March 31, 2024 and December 31, 2023, the Company had $15 and $3, respectively, in expected credit losses that have been recognized on receivables from contracts with customers.
As of March 31, 2024, the Company assessed that there is a concentration of credit risk, as 40% of the Company’s accounts receivable were due from two customers with an established credit history with the Company. As of December 31, 2023, 37% of the Company’s accounts receivable were due from one customer with an established credit history with the Company.
The Company sells products to a limited number of major customers. Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s revenue. During the three months ended March 31, 2024, the Company earned a total net revenue before excise taxes of $21,866 from three major customers, together accounting for 62% of the Company’s total net revenues before excise taxes. During the three months ended March 31, 2023, the Company earned a total net revenue before excise taxes of $15,168 from two major customers, together accounting for 56% of the Company’s total net revenues before excise taxes.
(g)New accounting pronouncements not yet adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances reportable segment disclosures by requiring disclosures such as significant segment expenses, information on the CODM and disclosures for entities with a single reportable segment. Additionally, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and we expect to adopt ASU 2023-07 retrospectively. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.
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
(h)Adoption of new accounting pronouncements
On January 1, 2024, the Company adopted ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered in measuring fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions. The adoption of ASU 2022-03 did not have a material impact on the Company’s condensed consolidated interim financial statements. With respect to the adoption of ASU 2022-03, see Note 4 “Investments” for discussion of the contractual restrictions related to the PharmaCann Option (as defined below).
2. Discontinued Operations
In the second quarter of 2023, the Company exited its then-existing U.S. hemp-derived cannabinoid product operations. Accordingly, the net loss of the U.S. operations for the three months ended March 31, 2023 are reported separately as loss from discontinued operations on the condensed consolidated statements of net loss and comprehensive loss. There was no activity in discontinued operations for the three months ended March 31, 2024.
The following table presents the major components comprising loss from discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2023:

Three months ended March 31,
2023
Net revenue	$649
Cost of sales	1,196
Gross profit	(547)
Operating expenses
Sales and marketing	131
Research and development	2
General and administrative	523
Share-based compensation	16
Depreciation and amortization	8
Total operating expenses	680
Interest income	5
Total other income (loss)	5
Loss before income taxes	(1,222)
Income tax expense (benefit)	—
Net loss from discontinued operations	$(1,222)

The following tables present the Company’s discontinued operations revenue by major product category:

Three months ended March 31,
2023
Cannabis extracts	649
Net revenue	$649
The Company had no assets or liabilities presented in the condensed consolidated balance sheets related to its discontinued operations as of both March 31, 2024 and December 31, 2023.
For the three months ended March 31, 2024, there were no purchases of property plant and equipment related to discontinued operations. For the three months ended March 31, 2023, purchases of property plant and equipment related to discontinued operations were $67.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
3. Inventory, net
Inventory, net is comprised of the following items:

	As of March 31, 2024	As of December 31, 2023
Raw materials	$3,486	$4,795
Work-in-progress	11,423	10,593
Finished goods	15,406	14,819
Supplies and consumables	324	288
Total	$30,639	$30,495
4. Investments
(a)Equity method investments, net
A reconciliation of the carrying amount of the investments in equity method investees, net is as follows:

	Ownership interest	As of March 31, 2024	As of December 31, 2023
Cronos Growing Company Inc. (“Cronos GrowCo”)	50%	$20,521	$19,488
		$20,521	$19,488
The following is a summary of the Company’s share of net income (losses) from equity investments accounted for under the equity method of accounting:

	For the three months ended March 31,
	2024	2023
Cronos GrowCo	$1,448	$(496)
	$1,448	$(496)
(b)Other investments
Other investments consist of investments in common shares and options of two companies in the cannabis industry.
PharmaCann Option
On June 14, 2021, the Company purchased an option (the “PharmaCann Option”) to acquire 473,787 shares of Class A Common Stock of PharmaCann, Inc. (“PharmaCann”), a vertically integrated cannabis company in the United States, at an exercise price of $0.0001 per share, representing approximately 10.5% of PharmaCann’s issued and outstanding capital stock on a fully diluted basis as of the date of the PharmaCann Option, for an aggregate purchase price of approximately $110,392. The PharmaCann Option is classified as an investment in an equity security without a readily determinable fair value. The Company measures the PharmaCann Option at cost less accumulated impairment charges, if any, and subsequently adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As of March 31, 2024 and December 31, 2023, based on updated information provided by PharmaCann in the first quarter, the Company’s ownership percentage in PharmaCann on a fully diluted basis was approximately 6.3% and 6.6%, respectively. The decrease in the Company’s ownership percentage since acquisition does not materially affect the Company’s rights under the PharmaCann Option. The PharmaCann Option is measured at fair value on a non-recurring basis and is a level 3 asset. See Note 10 “Fair Value Measurements” for more information on the fair value hierarchy. The PharmaCann Option is reported as Other investments on the consolidated balance sheet for the periods ended March 31, 2024 and December 31, 2023.
During the first quarter of 2024, the Company identified adverse forecast changes in the financial performance of PharmaCann as an indicator of impairment related to the PharmaCann Option and conducted an analysis comparing the PharmaCann Option’s carrying amount to its estimated fair value. The fair value was estimated using the market approach. Under the market approach, the key assumptions are the selected multiples and the discount for lack of marketability. As a result of this analysis, the Company recorded a non-cash impairment charge of $12,734 in the first quarter of 2024 as the difference between the carrying amount of the PharmaCann Option and its estimated fair value, in the condensed consolidated statements of net loss and comprehensive loss for the three months ended March 31, 2024.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The Company may sell, transfer or dispose of the PharmaCann Option without PharmaCann’s prior written consent, subject to the following conditions: (i) any transferee of any part of the PharmaCann Option must comply with and commit to comply with all regulations issued by a governmental entity applicable to such transferee in all material respects; (ii) any transferee of any part of the PharmaCann Option must agree to be bound by the terms of the Option Purchase Agreement, dated as of June 14, 2021 (the “Option Purchase Agreement”), as a “Purchaser” thereunder; (iii) the Company may not split and/or transfer the PharmaCann Option, in the aggregate, to more than four persons (with certain exceptions); (iv) no transferee may be a Prohibited Assignee (as defined in the Option Purchase Agreement); and (v) subject to certain exceptions, in the event that the Company (or a Permitted Transferee of the whole PharmaCann Option) transfers less than all of the PharmaCann Option to any third party that is not a Permitted Transferee, certain governance and information rights terminate immediately, unless waived by the PharmaCann board of directors in its sole and absolute discretion.
Additionally, in the event of an initial underwritten public offering of PharmaCann’s common stock pursuant to an effective registration statement, to the extent that holders of PharmaCann common stock are subject to any lock-up period imposed by the underwriter in connection therewith, the Company will, if applicable, execute a customary lock-up agreement on the same material terms and conditions as the other holders of common stock are subject to or as otherwise agreed between PharmaCann and the Company, subject to certain conditions with respect to the duration of the lock-up period.
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
The following table summarizes the Company’s other investments activity:

	As of January 1, 2024	Unrealized loss	Impairment charges	Foreign exchange effect	As of March 31, 2024
PharmaCann	$25,650	$—	$(12,734)	$—	$12,916
Vitura	9,601	(2,342)	—	(417)	6,842
	$35,251	$(2,342)	$(12,734)	$(417)	$19,758

	As of January 1, 2023	Unrealized loss	Impairment charges	Foreign exchange effect	As of March 31, 2023
PharmaCann	$49,000	$—	$—	$—	$49,000
Vitura	21,993	(7,923)	—	(237)	13,833
	$70,993	$(7,923)	$—	$(237)	$62,833

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
5. Loans Receivable, net
Loans receivable, net consists of the following:

	As of March 31, 2024	As of December 31, 2023
GrowCo Credit Facility	$4,927	$5,034
Add: Current portion of accrued interest	741	507
Total current portion of loans receivable	5,668	5,541
GrowCo Credit Facility	51,459	53,638
Mucci Promissory Note	13,092	13,379
Cannasoul Collaboration Loan	1,732	1,771
Add: Long-term portion of accrued interest	262	248
Total long-term portion of loans receivable	66,545	69,036
Total loans receivable, net	$72,213	$74,577
Cronos GrowCo Credit Facility
On August 23, 2019, the Company, as lender, and Cronos GrowCo, as borrower, entered into a senior secured credit agreement for an aggregate principal amount of C$100,000 (the “GrowCo Credit Facility”). The GrowCo Credit Facility is secured by substantially all present and after-acquired personal and real property of Cronos GrowCo. In August 2021, the GrowCo Credit Facility was amended to increase the aggregate principal amount available to C$105,000. As of both March 31, 2024, and December 31, 2023, Cronos GrowCo had drawn C$104,000 ($76,855 and $78,532, respectively) from the GrowCo Credit Facility. The interest rate on the outstanding borrowings is the Canadian Prime Rate plus 1.25%, with interest payments due in December 2021, December 2022, and quarterly thereafter. Principal payments of C$1,000 commenced in March 2022 and are currently C$1,667, due quarterly. For the three months ended March 31, 2024, Cronos GrowCo repaid C$1,667 ($1,231) in principal and C$1,943 ($1,435) in interest related to the GrowCo Credit Facility. As of March 31, 2024, Cronos GrowCo had repaid an aggregate C$13,167 ($9,730) and C$22,464 ($16,601) in principal and interest, respectively, under the terms of the GrowCo Credit Facility.
Mucci Promissory Note
On June 28, 2019, the Company entered into a promissory note receivable agreement (the “Mucci Promissory Note”) for C$16,350 (approximately $12,082) with the Cronos GrowCo joint venture partner (“Mucci”). The Mucci Promissory Note is secured by a general security agreement covering all the assets of Mucci. On September 30, 2022, the Mucci Promissory Note was amended and restated to increase the interest rate from 3.95% to the Canadian Prime Rate plus 1.25%, change the interest payments from quarterly to annual, and defer Mucci’s initial cash interest payment from September 30, 2022 to July 1, 2023.
Prior to July 1, 2022, interest accrued on the Mucci Promissory Note was capitalized as part of the principal balance. As of July 1, 2022, interest was accrued and to be paid in cash beginning on July 1, 2023. Prior to 2023, there were no repayments of principal or interest on the Mucci Promissory Note. For the three months ended March 31, 2024 and 2023, there were no repayments of principal or interest on the Mucci Promissory Note.
Cannasoul Collaboration Loan
As of both March 31, 2024 and December 31, 2023, Cannasoul Lab Services Ltd. has received ILS 8,297 (approximately $2,249 and $2,294, respectively), from the Cannasoul Collaboration Loan.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
Expected credit loss allowances on the Company’s long-term financial assets for the three months ended March 31, 2024 and 2023 were comprised of the following items:

	As of January 1, 2024	Increase (decrease)(i)	Foreign exchange effect	As of March 31, 2024
GrowCo Credit Facility	$11,176	$(197)	$(239)	$10,740
Mucci Promissory Note	89	2	(2)	89
Cannasoul Collaboration Loan	524	4	(10)	518
	$11,789	$(191)	$(251)	$11,347

	As of January 1, 2023	Increase (decrease)	Foreign exchange effect	As of March 31, 2023
GrowCo Credit Facility	$12,455	$(770)	$34	$11,719
Mucci Promissory Note	89	2	—	91
Cannasoul Collaboration Loan	522	4	(12)	514
	$13,066	$(764)	$22	$12,324
(i)During the three and months ended March 31, 2024, $191 was recorded as a decrease to general and administrative expenses on the condensed consolidated statements of net loss and comprehensive loss as a result of principal and interest payments made by Cronos GrowCo reducing our expected credit losses on loans receivable. During the three months ended March 31, 2023, $764 was recorded as a decrease to general and administrative expenses on the condensed consolidated statements of net loss and comprehensive loss as a result of adjustments to our expected credit losses.
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

During the first quarter of 2024, the Company ceased operations at Cronos Fermentation and performed an assessment under ASC 360 of the recoverability of the carrying value of the Cronos Fermentation assets, and determined the carrying value of the assets was not fully recoverable. The fair value was estimated using a combination of the market and income approaches. As a result of this analysis, an impairment loss on long-lived assets of $1,631 was recorded to the condensed consolidated statements of net loss and comprehensive loss in the three months ended March 31, 2024. As of March 31, 2024, the assets of Cronos Fermentation met the held-for-sale criteria and were reclassified to assets held for sale on the condensed consolidated balance sheet and the assets were valued at their fair value less costs to sell. A $445 loss for estimated costs to sell was recorded as a result of the classification of the Cronos Fermentation assets as held for sale.
During the three months ended March 31, 2024, the Company incurred $83 of restructuring costs in its continuing operations in connection with the Realignment. Charges related thereto include employee-related costs such as severance and other termination benefits, as well as other related costs. During the three months ended March 31, 2023, the Company recognized no restructuring costs in continuing operations in connection with the Realignment.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following table summarizes the Company’s restructuring activity for the three months ended March 31, 2024 and 2023:

	Accrual as of January 1, 2024	Expenses	Payments/Write-offs	Accrual as of March 31, 2024
Employee Termination Benefits	$150	$62	$(174)	$38
Other Restructuring Costs	—	21	(21)	—
Total	$150	$83	$(195)	$38

	Accrual as of January 1, 2023	Expenses	Payments/Write-offs	Accrual as of March 31, 2023
Employee Termination Benefits	$403	$—	$(295)	$108
Other Restructuring Costs	21	—	(21)	—
Total	$424	$—	$(316)	$108
7. Share-based Compensation
(a)Share-based award plans
The Company has granted stock options, restricted share units (“RSUs”) and deferred share units (“DSUs”) to employees and non-employee directors under the 2018 Stock Option Plan dated June 28, 2018 (the “2018 Stock Option Plan”), the Employment Inducement Award Plan #1 (the “Employment Inducement Award Plan”), the 2020 Omnibus Equity Incentive Plan dated March 29, 2020 (the “2020 Omnibus Plan”) and the DSU Plan dated August 10, 2019 (the “DSU Plan”). The Company can no longer make grants under the 2018 Stock Option Plan or the Employment Inducement Award Plan.
The following table summarizes the total share-based compensation expense associated with the Company’s stock options and RSUs for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024	2023
Stock options	$34	$734
RSUs	1,981	1,801
Total share-based compensation	$2,015	$2,535
(b)Stock options
Vesting conditions for grants of options are determined by the Compensation Committee of the Company’s Board of Directors. The typical vesting for stock option grants made under the 2020 Omnibus Plan is annual vesting over three to five years with a maximum term of ten years. The typical vesting for stock option grants made under the 2018 Stock Option Plan is quarterly vesting over three to five years with a maximum term of seven years. The 2018 Stock Option Plan did not, and the 2020 Omnibus Plan does not, authorize grants of options with an exercise price below fair market value.
The following is a summary of the changes in stock options for the three months ended March 31, 2024 and 2023:

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of January 1, 2024	$14.50	2,103,201	1.84
Cancellation, forfeiture and expiry of options	23.93	(9,501)
Balance as of March 31, 2024	$14.46	2,093,700	1.59
Exercisable as of March 31, 2024	$15.72	1,874,123	1.10

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of January 1, 2023	$10.57	5,350,600	0.73
Issuance of options	2.96	188,317
Cancellation, forfeiture and expiry of options	9.05	(335,091)
Balance as of March 31, 2023	$10.40	5,203,826	0.75
Exercisable as of March 31, 2023	$11.88	3,624,498	0.48
(i)The weighted-average exercise price reflects the conversion of foreign currency-denominated stock options translated into C$ using the average foreign exchange rate as of the date of issuance.
The following table summarizes stock options outstanding:

	As of March 31, 2024	As of December 31, 2023
2020 Omnibus Plan	702,264	702,264
2018 Stock Option Plan	1,391,436	1,400,937
Total stock options outstanding	2,093,700	2,103,201
(c)Restricted share units
The following is a summary of the changes in RSUs for the three months ended March 31, 2024 and 2023:

	Weighted-average grant date fair value (C$)(ii)	Number of RSUs
Balance as of January 1, 2024	$3.77	7,381,541
Granted(i)	2.66	1,910,756
Vested and issued	3.52	(967,016)
Cancellation and forfeitures	2.95	(65,662)
Balance as of March 31, 2024	$3.55	8,259,619

	Weighted-average grant date fair value (C$)(ii)	Number of RSUs
Balance as of January 1, 2023	$4.63	5,725,470
Granted(i)	2.74	1,927,487
Vested and issued	4.98	(345,433)
Cancellation and forfeitures	4.19	(70,108)
Balance as of March 31, 2023	$4.11	7,237,416
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
(d)Deferred share units
The following is a summary of the changes in DSUs for the three months ended March 31, 2024 and 2023:

	Financial liability	Number of DSUs
Balance as of January 1, 2024	$1,092	521,679
Loss on revaluation	277	—
Balance as of March 31, 2024	$1,369	521,679

	Financial liability	Number of DSUs
Balance as of January 1, 2023	$674	265,732
Gain on revaluation	(163)	—
Balance as of March 31, 2023	$511	265,732

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
8. Loss per Share
Basic and diluted loss per share from continuing and discontinued operations are calculated as follows (in thousands, except share and per share amounts):

	Three months ended March 31,
	2024	2023
Basic loss per share computation
Net loss from continuing operations attributable to the shareholders of Cronos Group	$(2,241)	$(19,169)
Weighted-average number of common shares outstanding for computation for basic and diluted earnings per share(i)	381,442,597	380,634,208
Basic loss from continuing operations per share	$(0.01)	$(0.05)
Diluted loss per share from continuing operations	$(0.01)	$(0.05)

Loss from discontinued operations attributable to the shareholders of Cronos Group	$—	$(1,222)
Weighted-average number of common shares outstanding for computation for basic and diluted earnings per share(i)	381,442,597	380,634,208
Basic loss from discontinued operations per share	$—	$—
Diluted loss from discontinued operations per share	$—	$—
(i)In computing diluted loss per share, incremental common shares are not considered in periods in which a net loss is reported as the inclusion of the common share equivalents would be anti-dilutive.
For the three months ended March 31, 2024 and 2023, total securities of 24,580,665 and 30,086,428, respectively, were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive.
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
(ii)Regulatory reviews relating to restatements
On October 24, 2022, the Company announced regulatory settlements as follows:
SEC Settlement
On October 24, 2022, the SEC issued an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 8(a) of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21(c) of the Exchange Act, Making Findings, and Imposing a Cease-and-Desist Order (the “Settlement Order”) resolving the Restatements.
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
10. Fair Value Measurements
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
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$855,114	$—	$—	$855,114
Other investments(i)	6,842	—	—	6,842
Derivative liabilities	—	—	118	118

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$669,291	$—	$—	$669,291
Short-term investments	192,237	—	—	192,237
Other investments(i)	9,601	—	—	9,601
Derivative liabilities	—	—	102	102
(i)As of March 31, 2024 and December 31, 2023, the Company’s influence on Vitura is deemed non-significant and the investment is considered an equity security with a readily determinable fair value. See Note 4 “Investments” for additional information.

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
The following tables present information about the Company’s assets that are measured at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Other investments(i)	$—	$—	$12,916	$12,916

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Other investments(i)	$—	$—	$25,650	$25,650
(i)On June 14, 2021, the Company purchased an option to acquire 473,787 shares of Class A Common Stock of PharmaCann, a vertically integrated cannabis company in the United States, at an exercise price of $0.0001 per share, representing approximately 10.5% of PharmaCann’s issued and outstanding capital stock on a fully diluted basis as of the date of the PharmaCann Option, for an aggregate purchase price of approximately $110,392. As of March 31, 2024 and December 31, 2023, based on updated information provided by PharmaCann in the first quarter, the Company’s ownership percentage in PharmaCann on a fully diluted basis was approximately 6.3% and 6.6%. See Note 4 “Investments.”
There were no transfers between fair value categories during the periods presented.
11. Related Party Transactions
(a)Cronos GrowCo
The Company holds a variable interest in Cronos GrowCo through its ownership of 50% of Cronos GrowCo’s common shares and senior secured debt in Cronos GrowCo. See Note 4 “Investments” for additional information.
The Company made the following purchases of cannabis products from Cronos GrowCo:

	Three months ended March 31,
	2024	2023
Cronos GrowCo – purchases	$7,010	$7,466
As of March 31, 2024, and December 31, 2023, the Company had payables outstanding to Cronos GrowCo of $1,501 and $2,267, respectively.
During the third quarter of 2023, the Company, as supplier, entered into a cannabis germplasm supply agreement with Cronos GrowCo as buyer. During the three months ended March 31, 2024, the Company received $361 in relation to this agreement.
Additionally, on August 23, 2019, the Company, as lender, and Cronos GrowCo, as borrower, entered into the GrowCo Facility. See Note 5 “Loans Receivable, net” for additional information.
(b)Vendor Agreement
In November 2022, the Company entered into an agreement with an external vendor whereby the vendor would provide certain manufacturing services to the Company. The vendor then subcontracted out a portion of those services to another company whose chief executive officer is an immediate family member of an executive of the Company. The Company purchased $833 of products and services under this subcontracted agreement for the three months ended March 31, 2023. The Company had $0 and $28 in outstanding payables related to the subcontracted agreement as of March 31, 2024 and December 31, 2023, respectively.
In November 2023, the Company negotiated a direct contract with the related-party vendor. During the three months ended March 31, 2024, the Company purchased $772 of products and services under this agreement and had outstanding accounts payable related to the agreement of $134 and $11 as of March 31, 2024 and December 31, 2023, respectively.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
12. Subsequent Events
(a)    Held-for-sale Classification of Peace Naturals Campus
On November 27, 2023, the Company announced that Peace Naturals had entered into an agreement (the “Sale Agreement”) with Future Farmco Canada Inc. (“Future Farmco”) for the sale and leaseback of the Peace Naturals Campus. Pursuant to the terms of the Sale Agreement, Future Farmco has agreed to acquire the Peace Naturals Campus for an aggregate purchase price of C$23 million cash, subject to the terms and conditions set forth therein. At closing, the parties expect to enter into a lease agreement with respect to portions of the Peace Naturals Campus. In April 2024, the Company completed the activities required for the Peace Naturals Campus to be considered immediately available for sale, and therefore the underlying assets were reclassified to held-for-sale at that time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read together with other information, including Cronos Group’s condensed consolidated interim financial statements and the related notes to those statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (this “Quarterly Report”), consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), Part I, Item 1A, Risk Factors, of the Annual Report and Part II, Item 1A, Risk Factors, of this Quarterly Report.
Forward-Looking Statements
This Quarterly Report, the documents incorporated into this Quarterly Report by reference, other reports we file with, or furnish to, the SEC and other regulatory agencies, and statements by our directors, officers, other employees and other persons authorized to speak on our behalf contain information that may constitute forward-looking information and forward-looking statements within the meaning of applicable U.S. and Canadian securities laws and court decisions (collectively, “Forward-Looking Statements”), which are based upon our current internal expectations, estimates, projections, assumptions and beliefs. All information that is not clearly historical in nature may constitute Forward-Looking Statements. In some cases, Forward-Looking Statements can be identified by the use of forward-looking terminology, such as “expect”, “likely”, “may”, “will”, “should”, “intend”, “anticipate”, “potential”, “proposed”, “estimate” and other similar words, expressions and phrases, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussion of strategy. Forward-Looking Statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance or other statements that are not statements of historical fact.
Forward-Looking Statements include, but are not limited to, statements with respect to:
•expectations related to the conflict involving Israel, Hamas, Iran and other stakeholders in the region (the “Middle East Conflict”) and its impact on our operations in Israel, the supply of product in the market and the demand for product by medical patients in Israel, as well as any regional or global escalations and their impact to global commerce and stability;
•expectations related to the German, Australian and United Kingdom (the “UK”) markets, including our strategic partnerships with Cansativa GmbH (“Cansativa”), Vitura Health Limited (“Vitura”) and GROW® Pharma, respectively, and our plans to distribute the PEACE NATURALS® brand in Germany and the UK;
•expectations related to our announcement of cost-cutting measures, including our decision to wind-down operations at our Winnipeg, Manitoba facility and list the facility for sale, the expected costs and benefits from the wind-down of production activities at the facility, challenges and effects related thereto as well as changes in strategy, metrics, investments, costs, operating expenses, employee turnover and other changes with respect thereto;
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
•our ability to complete the sale and leaseback of the Peace Naturals Campus pursuant to the agreement with Future Farmco Canada Inc. (“Future Farmco”);
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

The Forward-Looking Statements contained herein are based upon certain material assumptions that were applied in drawing a conclusion or making a forecast or projection, including: (i) our ability to effectively navigate developments related to the Middle East Conflict and its impact on our employees and operations in Israel, the supply of product in the market and demand for product by medical patients in Israel; (ii) our ability to efficiently and effectively distribute our PEACE NATURALS® brand in Germany with our strategic partner Cansativa and in the UK with our strategic partner GROW® Pharma and our ability to efficiently and effectively distribute products in Australia with our strategic partner Vitura; (iii) our ability to realize the expected cost-savings and other benefits related to the wind-down of our operations at our Winnipeg, Manitoba facility, (iv) our ability to realize the expected cost-savings, efficiencies and other benefits of our Realignment and other announced cost-cutting measures and employee turnover related thereto; (v) our ability to efficiently and effectively wind down certain production activities at the Peace Naturals Campus, receive the benefits of the change in the nature of our operations at, and the announced sale-leaseback of, our Peace Naturals Campus and acquire raw materials on a timely and cost-effective basis from third parties, including Cronos GrowCo; (vi) our ability to satisfy all conditions for the sale and leaseback of the Peace Naturals Campus; (vii) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our acquisitions and strategic investments; (viii) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (ix) government regulation of our activities and products including, but not limited to, the areas of cannabis taxation and environmental protection; (x) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (xi) consumer interest in our products; (xii) our ability to differentiate our products, including through the utilization of rare cannabinoids; (xiii) competition; (xiv) anticipated and unanticipated costs; (xv) our ability to generate cash flow from operations; (xvi) our ability to conduct operations in a safe, efficient and effective manner; (xvii) our ability to hire and retain qualified staff, and acquire equipment and services in a timely and cost-efficient manner; (xviii) our ability to exercise the PharmaCann Option and realize the anticipated benefits of the transaction with PharmaCann; (xix) our ability to complete planned dispositions, and, if completed, obtain our anticipated sales price; (xx) general economic, financial market, regulatory and political conditions in which we operate; (xxi) management’s perceptions of historical trends, current conditions and expected future developments; and (xxii) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.

By their nature, Forward-Looking Statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct, and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the Forward-Looking Statements in this Quarterly Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, negative impacts on our employees, business and operations in Israel due to the Middle East Conflict, including that we may not be able to produce, import or sell our products or protect our people or facilities in Israel during the Middle East Conflict, the supply of product in the market and the demand for product by medical patients in Israel; that we may not be able to successfully continue to distribute our products in Germany, Australia and the UK or generate material revenue from sales in those markets; that we may not be able to achieve the anticipated benefits of the wind-down of our operations at our Winnipeg, Manitoba facility or be able to access raw materials on a timely and cost-effective basis from third-parties; that we may be unable to further streamline our operations and reduce expenses; that we may not be able to effectively and efficiently re-enter the U.S. market in the future; that we may not be able to wind-down certain production activities at, and complete the sale-leaseback of, the Peace Naturals Campus in a disciplined manner or achieve the anticipated benefits of the change in the nature of our operations or be able to access raw materials on a timely and cost-effective basis from third-parties, including Cronos GrowCo; the military conflict between Russia and Ukraine may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; the risk that cost savings and any other synergies from the Altria Investment may not be fully realized or may take longer to realize than expected; failure to execute key personnel changes; the risks that our Realignment, the change in the nature of our operations at the Peace Naturals Campus and our further leveraging of our strategic partnerships will not result in the expected cost-savings, efficiencies and other benefits or will result in greater than anticipated turnover in personnel; lower levels of revenues; the lack of consumer demand for our products; our inability to reduce expenses at the level needed to meet our projected net change in cash and cash equivalents; our inability to manage disruptions in credit markets; unanticipated future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; growth opportunities not turning out as expected; the lack of cash flow necessary to execute our business plan (either within the expected timeframe or at all); difficulty raising capital; the potential adverse effects of judicial, regulatory or other proceedings, or threatened litigation or proceedings, on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the unexpected effects of actions of third parties such as competitors, activist investors or federal (including U.S. federal), state, provincial, territorial or local regulatory authorities or self-regulatory organizations; adverse changes in regulatory requirements in relation to our business and products; legal or regulatory obstacles that could prevent us from being able to exercise the PharmaCann Option and thereby realize the anticipated benefits of the transaction with PharmaCann; dilution of our fully diluted ownership of PharmaCann and the loss of our rights as a result of that dilution; our failure to improve our internal control environment and our systems, processes and procedures; and the factors discussed under Part I, Item 1A “Risk Factors” of the Annual Report and under Part II, Item 1A “Risk Factors” in our Quarterly Reports. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on Forward-Looking Statements.

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
Foreign currency exchange rates
All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of March 31, 2024, March 31, 2023, and December 31, 2023. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The condensed consolidated statements of net loss and comprehensive loss and condensed consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period as reported on Bloomberg.
The exchange rates used to translate from Canadian dollars (“C$”) to dollars is shown below:

(Exchange rates are shown as C$ per $)	As of
	March 31, 2024	March 31, 2023	December 31, 2023
Spot rate	1.3532	1.3516	1.3243
Year-to-date average rate	1.3479	1.3520	N/A
The exchange rates used to translate from New Israeli Shekels (“ILS”) to dollars is shown below:

(Exchange rates are shown as ILS per $)	As of
	March 31, 2024	March 31, 2023	December 31, 2023
Spot rate	3.6887	3.5966	3.6163
Year-to-date average rate	3.6617	3.5319	N/A

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
Business Segments
Beginning in the second quarter of 2023, following the exit of our U.S. operations, Cronos is reporting through one consolidated segment, which includes operations in both Canada and Israel. In Canada, Cronos operates one wholly owned license holder under the Cannabis Act (Canada) (the “Cannabis Act”), Peace Naturals Project Inc. (“Peace Naturals”), which has production facilities near Stayner, Ontario. In Israel, the Company operates under the IMC-GAP, IMC-GMP and IMC-GDP certifications required for the cultivation, production and marketing of dried flower, pre-rolls and oils in the Israeli medical market.

Recent Developments
Middle East Conflict
Cronos continues to monitor the Middle East Conflict and potential impacts the Middle East Conflict could have on the Company’s personnel and business in Israel and the recorded amounts of assets and liabilities related to the Company’s operations in Israel. The extent to which the Middle East Conflict may impact the Company’s personnel, business and activities will depend on future developments which remain highly uncertain and cannot be predicted. It is possible that the recorded amounts of assets and liabilities related to the Company’s operations in Israel could change materially in the near term.
Brand and Product Portfolio
Throughout the first quarter of 2024, the Company expanded its brand and product portfolio in Canada with the following select new products:
•Lord Jones® Live Resin vapes, offered in both all-in-one and 510 thread formats, offering flavorful full spectrum 100% pure live resin
•Lord Jones® Chocolate Fusions edibles, a multi-dimensional cannabis experience with three layers of creamy chocolate, crunchy inclusions and a chewy core
•Spinach® Fully Charged Party Pack infused pre-rolls infused with cold-filtered cannabis extract and coated in kief
•Spinach® Stix pre-rolls, Cronos’ new cylindrical style pre-roll, offered in a 10-pack
•Spinach® all-in-one disposable vapes, Spinach Hitz, which offer convenience and sampling ease
•Spinach® Atomic Sour Grapefruit 28g flower
•SOURZ by Spinach® Fully Blasted edibles, featuring 10mg of THC in one piece, launched in three flavors, Cherry Lime, Pink Lemonade and Blue Raspberry Watermelon

In May, Cronos entered the UK, with its first shipment of cannabis flower under the PEACE NATURALS® medical brand. The Company has partnered with GROW® Pharma, a leading distributor of prescribed cannabis medicinal products in Europe and the UK. Cronos expects to provide cannabis products to patients in the UK through its partnership with GROW® Pharma.
Appointments
On April 2, 2024, Adam Wagner was appointed Senior Vice President, Head of Cronos Israel. Mr. Wagner will oversee the business and strategy of Cronos Israel. Before becoming Head of Cronos Israel, he was the Vice President of Finance at Cronos Israel managing Cronos Israel finance department. Before joining Cronos, Adam worked as a Director of Finance at Motus GI, a publicly traded medical device company, where he oversaw the Israel-based finance department. Prior to Motus GI, Adam was a Finance Manager at Medtronic, a publicly traded medical equipment manufacturer, where he oversaw the Israel-based finance department. Prior to Medtronic’s acquisitions, Adam was the Corporate Controller for Mazor Robotics, a dual listed public medical device company. Adam began his career as a Senior Auditor at EY managing a team that performed audits for various publicly traded and private companies. Adam is a Certified Public Accountant (Israel).

Consolidated Results of Operations
The tables below set forth our condensed consolidated results of operations, expressed in thousands of U.S. dollars for the periods presented. Our condensed consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods.

(in thousands of USD)	Three months ended March 31,
	2024	2023
Net revenue, before excise taxes	$35,367	$26,554
Excise taxes	(10,079)	(7,059)
Net revenue	25,288	19,495
Cost of sales	20,805	16,568
Gross profit	4,483	2,927
Operating expenses
Sales and marketing	5,332	5,741
Research and development	997	2,039
General and administrative	8,907	11,856
Restructuring costs	83	—
Share-based compensation	2,015	2,535
Depreciation and amortization	1,123	1,525
Impairment loss on long-lived assets	1,974	—
Total operating expenses	20,431	23,696
Operating loss	(15,948)	(20,769)
Other income	12,906	1,298
Income tax benefit	558	1,436
Loss from discontinued operations	—	(1,222)
Net loss	(2,484)	(19,257)
Net loss attributable to non-controlling interest	(243)	(88)
Net loss attributable to Cronos Group	$(2,241)	$(19,169)
Summary of select financial results

(in thousands of USD)	Three months ended March 31,		Change
	2024	2023	$	%
Net revenue	$25,288	$19,495	$5,793	30%
Cost of sales	20,805	16,568	4,237	26%
Gross profit	4,483	2,927	1,556	53%
Gross margin(i)	18%	15%	N/A	3	pp
(i)Gross margin is defined as gross profit divided by net revenue.
Net revenue
For the three months ended March 31, 2024, we reported consolidated net revenue of $25.3 million, representing an increase of $5.8 million from the three months ended March 31, 2023. The increase was primarily due to higher cannabis flower and extract sales in the Canadian adult-use market and higher cannabis flower sales in Israel, partially offset by an adverse price/mix in the Canadian cannabis flower category driving increased excise tax payments as a percentage of revenue.
Cost of sales
For the three months ended March 31, 2024, we reported consolidated cost of sales of $20.8 million, representing an increase of $4.2 million from the three months ended March 31, 2023. The increase was primarily due to higher cannabis flower and extract sales in the Canadian adult-use market and higher cannabis flower sales in Israel, partially offset by favorable labor, overhead and inventory variances.

Gross profit
For the three months ended March 31, 2024, we reported gross profit of $4.5 million, representing an increase of $1.6 million from the three months ended March 31, 2023. The increase was primarily due to higher cannabis flower and extract sales in the Canadian adult-use market, higher cannabis flower sales in Israel and favorable labor, overhead and inventory variances, partially offset by an adverse price/mix in the Canadian cannabis flower category driving increased excise tax payments as a percentage of revenue.
Operating expenses

	Three months ended March 31,		Change
	2024	2023	$	%
Sales and marketing	$5,332	$5,741	$(409)	(7)%
Research and development	997	2,039	(1,042)	(51)%
General and administrative	8,907	11,856	(2,949)	(25)%
Restructuring costs	83	—	83	N/M
Share-based payments	2,015	2,535	(520)	(21)%
Depreciation and amortization	1,123	1,525	(402)	(26)%
Impairment loss on long-lived assets	1,974	—	1,974	N/A
Total operating expenses	$20,431	$23,696	$(3,265)	(14)%
Sales and marketing
For the three months ended March 31, 2024, sales and marketing expenses were $5.3 million, representing a decrease of $0.4 million compared to the three months ended March 31, 2023. The decrease was primarily due to lower advertising and marketing spend.
Research and development
For the three months ended March 31, 2024, research and development expenses were $1.0 million, representing a decrease of $1.0 million from the three months ended March 31, 2023. The decrease was primarily due to lower costs associated with the collaboration and license agreement between Ginkgo Bioworks Holdings, Inc. (“Ginkgo”) and the Company.
General and administrative
For the three months ended March 31, 2024, general and administrative expenses were $8.9 million, representing a decrease of $2.9 million from the three months ended March 31, 2023. The decrease was primarily due to lower professional fees, largely related to financial statement review costs, and lower bonus, payroll and insurance costs.
Restructuring costs
For the three months ended March 31, 2024, restructuring costs were $0.1 million, compared to zero for the three months ended March 31, 2023. For further information, see Note 6 “Restructuring” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Share-based compensation
For the three months ended March 31, 2024, share-based compensation expense was $2.0 million, representing a decrease of $0.5 million from the three months ended March 31, 2023. The decrease was primarily due to headcount reductions that occurred in the prior year.
Depreciation and amortization
For the three months ended March 31, 2024, depreciation and amortization expenses were $1.1 million, representing a decrease of $0.4 million from the three months ended March 31, 2023. The decrease was primarily due to lower amortization on Ginkgo-related intangible assets and lower depreciation on property, plant and equipment.
Impairment loss on long-lived assets
For the three months ended March 31, 2024, impairment loss on long-lived assets was $2.0 million and was primarily due to the cessation of operations at Cronos Fermentation during Q1 2024. There was no such impairment loss on long-lived assets for the three months ended March 31, 2023. For further information, see Note 6 “Restructuring” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.

Other income and income tax benefit

	Three months ended March 31,		Change
	2024	2023	$	%
Interest income, net	$14,245	$11,175	$3,070	27%
Loss on revaluation of derivative liabilities	(18)	(65)	47	72%
Share of income (loss) from equity method investments	1,448	(496)	1,944	N/M
Loss on revaluation of financial instruments	(2,642)	(7,758)	5,116	66%
Impairment loss on other investments	(12,734)	—	(12,734)	N/M
Foreign currency transaction gain (loss)	13,259	(1,643)	14,902	N/M
Other, net	(652)	85	(737)	N/M
Total other income	12,906	1,298	11,608	894%
Income tax benefit	558	1,436	(878)	(61)%
Loss from continuing operations	(2,484)	(18,035)	15,551	86%
Loss from discontinued operations	—	(1,222)	1,222	N/M
Net loss	$(2,484)	$(19,257)	$16,773	87%
(i)“N/M” is defined as not meaningful.
Interest income, net
For the three months ended March 31, 2024, interest income, net was $14.2 million, representing an increase of $3.1 million from the three months ended March 31, 2023. The increase in net interest income was primarily due to higher interest rates in the current period compared to the three months ended March 31, 2023.
Loss on revaluation of derivative liabilities
For the three months ended March 31, 2024, the loss on revaluation of derivative liabilities was $18 thousand, representing a decreased loss of $47 thousand from the three months ended March 31, 2023. We expect continued changes in derivative valuations as our share price fluctuates period to period and the remaining expected terms of our derivative instruments change over time.
Share of income (loss) from equity method investments
For the three months ended March 31, 2024, our share of income from equity method investments was $1.4 million, representing an increase of $1.9 million from the three months ended March 31, 2023. The increase was due to higher income pick-ups from our equity method investment in Cronos GrowCo. Periodic income and loss pickups from our equity method investment in Cronos GrowCo are impacted both by the profitability of Cronos GrowCo and any unsold inventory remaining at Cronos that originated from Cronos GrowCo.
Loss on revaluation of financial instruments
For the three months ended March 31, 2024, the loss on revaluation of financial instruments was $2.6 million, representing an improvement of $5.1 million from the three months ended March 31, 2023. The change was primarily related to the change in fair value of our investment in Vitura Health Limited (“Vitura”). For further information, see Note 4 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Impairment loss on other investments
For the three months ended March 31, 2024, we recognized $12.7 million of impairment loss on other investments, driven by an impairment charge recorded on our PharmaCann Option for the difference between its estimated fair value and its carrying amount. There was no such impairment loss on other investments for the three months ended March 31, 2023. For further information, see Note 4 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Foreign currency transaction gain (loss)
For the three months ended March 31, 2024, foreign currency translation gain was $13.3 million, representing an improvement of $14.9 million from the three months ended March 31, 2023. The change was primarily due to certain foreign currency-denominated cash equivalents and certain foreign currency-denominated intercompany loans anticipated to be settled in the foreseeable future.
Other, net
Other, net primarily includes gains and losses on the disposal of assets.

Income tax benefit
For the three months ended March 31, 2024, income tax benefit was $0.6 million, compared to $1.4 million for the three months ended March 31, 2023. The decreased benefit was driven by lower current income tax benefits recorded on the losses that will be carried back to recover taxes paid in prior years.
Loss from discontinued operations
There was no activity in discontinued operations for the three months ended March 31, 2024. For the three months ended March 31, 2023, loss from discontinued operations was due to the exit of U.S. operations. For more information, see Note 2 “Discontinued Operations” in our condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
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

Adjusted EBITDA is reconciled to net income (loss) as follows:

	Three months ended March 31, 2024
	Continuing Operations	Discontinued Operations	Total
Net loss	$(2,484)	$—	$(2,484)
Interest income, net	(14,245)	—	(14,245)
Income tax benefit	(558)	—	(558)
Depreciation and amortization	1,731	—	1,731
EBITDA	(15,556)	—	(15,556)
Share of income from equity method investments	(1,448)	—	(1,448)
Impairment loss on long-lived assets	1,974	—	1,974
Loss on revaluation of derivative liabilities(i)	18	—	18
Loss on revaluation of financial instruments(ii)	2,642	—	2,642
Impairment loss on other investments(iii)	12,734	—	12,734
Foreign currency transaction gain	(13,259)	—	(13,259)
Other, net(iv)	652	—	652
Restructuring costs(v)	83	—	83
Share-based compensation(vi)	2,015	—	2,015
Financial statement review costs(vii)	(524)	—	(524)
Adjusted EBITDA	$(10,669)	$—	$(10,669)

	Three months ended March 31, 2023
	Continuing Operations	Discontinued Operations	Total
Net loss	$(18,035)	$(1,222)	$(19,257)
Interest income, net	(11,175)	(5)	(11,180)
Income tax benefit	(1,436)	—	(1,436)
Depreciation and amortization	2,276	129	2,405
EBITDA	(28,370)	(1,098)	(29,468)
Share of loss from equity method investments	496	—	496
Loss on revaluation of derivative liabilities(i)	65	—	65
Loss on revaluation of financial instruments(ii)	7,758	—	7,758
Foreign currency transaction loss	1,643	—	1,643
Other, net(iv)	(85)	—	(85)
Share-based compensation(vi)	2,535	16	2,551
Financial statement review costs(vii)	276	—	276
Adjusted EBITDA	$(15,682)	$(1,082)	$(16,764)

(i)For the three months ended March 31, 2024 and 2023, loss on revaluation of derivative liabilities represents the fair value changes on the derivative liabilities.
(ii)For the three months ended March 31, 2024 and 2023, loss on revaluation of financial instruments related primarily to the Company’s equity securities in Vitura.
(iii)For the three months ended March 31, 2024, loss on other investments represents the fair value change on the PharmaCann Option.
(iv)For the three months ended March 31, 2024 and 2023, other, net related to (gain) loss on disposal of assets.
(v)For the three months ended March 31, 2024, restructuring costs from continuing operations related to employee-related severance costs and other restructuring costs associated with the Realignment, as described in Note 6 “Restructuring.
(vi)For the three months ended March 31, 2024 and 2023, share-based compensation related to the non-cash expenses of share-based compensation awarded to employees under the Company’s share-based award plans as described in Note 7 “Share-based Compensation.”
(vii)For the three months ended March 31, 2024 and 2023, financial statement review costs include costs and reserves taken related to the Restatements, costs related to the Company’s responses to requests for information from various regulatory authorities relating to the Restatements and legal costs incurred defending shareholder class action complaints brought against the Company as a result of the 2019 restatement. For the three months ended March 31, 2024, a credit balance is presented due to an insurance recovery.

Constant Currency
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for net revenues, gross profit, gross profit margin, operating expenses, net income (loss) and Adjusted EBITDA for the three months ended March 31, 2024, as well as cash and cash equivalents and short-term investment balances as of March 31, 2024 compared to December 31, 2023, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the three month comparative period in 2023 rather than the actual average exchange rates in effect during the respective current periods; constant currency current and prior comparative balance sheet information is translated at the prior year-end spot rate rather than the current period spot rate. All growth comparisons relate to the corresponding period in 2023. We have provided this non-GAAP financial information to aid investors in better understanding the performance of our operations. The non-GAAP financial measures presented in this Quarterly Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP. See further discussion on foreign currency risk as noted in Item 3 “Quantitative and Qualitative Disclosures About Market Risk.”
The table below sets forth certain measures of consolidated results from continuing operations on a constant currency basis for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 as well as cash and cash equivalents and short-term investments as of March 31, 2024 and December 31, 2023, both on an as-reported and constant currency basis (in thousands):

As Reported	As Adjusted for Constant Currency
Three months ended March 31,	As Reported Change	Three months ended March 31,	Constant Currency Change
2024	2023	$	%	2024	$	%
Net revenue	$25,288	$19,495	$5,793	30%	$25,505	$6,010	31%
Gross profit	4,483	2,927	1,556	53%	4,549	1,622	55%
Gross margin	18%	15%	N/A	3	pp	18%	N/A	3	pp

Operating expenses	20,431	23,696	(3,265)	(14)%	20,475	(3,221)	(14)%
Net loss from continuing operations	(2,484)	(18,035)	15,551	86%	(2,481)	15,554	86%
Adjusted EBITDA	(10,669)	(15,682)	5,013	32%	(10,645)	5,037	32%

As of March 31, 2024	As of December 31,	As Reported Change	As of December 31,	Constant Currency Change
2024	2023	$	%	2024	$	%
Cash and cash equivalents	$855,114	$669,291	$185,823	28%	$856,236	$186,945	28%
Short-term investments	—	192,237	(192,237)	(100)%	—	(192,237)	(100)%
Total cash and cash equivalents and short-term investments	$855,114	$861,528	$(6,414)	(1)%	$856,236	$(5,292)	(1)%

Net revenue

	As Reported				As Adjusted for Constant Currency
	Three months ended March 31,		As Reported Change		Three months ended March 31,	Constant Currency Change
	2024	2023	$	%	2024	$	%
Cannabis flower	$17,525	$13,128	$4,397	33%	$17,755	$4,627	35%
Cannabis extracts	7,727	6,301	1,426	23%	7,714	1,413	22%
Other	36	66	(30)	(45)%	36	(30)	(45)%
Net revenue	$25,288	$19,495	$5,793	30%	$25,505	$6,010	31%

	As Reported				As Adjusted for Constant Currency
	Three months ended March 31,		As Reported Change		Three months ended March 31,	Constant Currency Change
	2024	2023	$	%	2024	$	%
Canada	$18,871	$14,434	$4,437	31%	$18,835	$4,401	30%
Israel	6,417	5,061	1,356	27%	6,670	1,609	32%
Net revenue	$25,288	$19,495	$5,793	30%	$25,505	$6,010	31%

For the three months ended March 31, 2024, net revenue on a constant currency basis was $25.5 million, representing a 31% increase from the three months ended March 31, 2023. On a constant currency basis, net revenue increased for the three months ended March 31, 2024 primarily due to higher cannabis flower and extract sales in the Canadian adult-use market and higher cannabis flower sales in Israel, partially offset by an adverse price/mix in the Canadian cannabis flower category driving increased excise tax payments as a percentage of revenue.
Gross profit
For the three months ended March 31, 2024, gross profit on a constant currency basis was $4.5 million, representing a 55% increase from the three months ended March 31, 2023. On a constant currency basis, gross profit increased for the three months ended March 31, 2024 primarily due to higher cannabis flower and extract sales in the Canadian adult-use market and higher cannabis flower sales in Israel and favorable labor, overhead and inventory variances, partially offset by an adverse price/mix in the Canadian cannabis flower category driving increased excise tax payments as a percentage of revenue.
Operating expenses
For the three months ended March 31, 2024, operating expenses on a constant currency basis were $20.5 million, representing a 14% decrease from the three months ended March 31, 2023. On a constant currency basis, operating expenses decreased for the three months ended March 31, 2024, primarily due to lower advertising and marketing spend, lower costs associated with the achievement of Ginkgo milestones, lower professional fees, largely related to financial statement review costs, and lower bonus, payroll and insurance costs.
Net income (loss)
For the three months ended March 31, 2024, net income on a constant currency basis was $2.5 million, representing an improvement of $15.6 million from the three months ended March 31, 2023.
Adjusted EBITDA
For the three months ended March 31, 2024, Adjusted EBITDA on a constant currency basis was $(10.6) million, representing a 32% improvement from the three months ended March 31, 2023. The improvement in Adjusted EBITDA for the three months ended March 31, 2024 on a constant currency basis was driven by higher cannabis flower and extract sales in the Canadian adult-use market, higher cannabis flower sales in Israel, decreases in general and administrative expenses and lower costs associated with the achievement of Ginkgo milestones, partially offset by an adverse price/mix in Canada in the cannabis flower category driving increased excise tax payments as a percentage of revenue.
Cash and cash equivalents & short-term investments
Cash and cash equivalents and short-term investments on a constant currency basis decreased 1% to $856.2 million as of March 31, 2024 from $861.5 million as of December 31, 2023. The decrease in cash and cash equivalents and short-term investments is primarily due to cash flows used in operating activities in the three months ended March 31, 2024.

Liquidity and Capital Resources
As of March 31, 2024, we had $855.1 million in cash and cash equivalents and no short-term investments. We believe that the existing cash and cash equivalents and short-term investments will be sufficient to fund the business operations and capital expenditures over the next twelve months. The following table summarizes the cash flows from operating, investing and financing activities:

(In thousands of U.S. dollars)	Three months ended March 31, 2024
	2024	2023
Cash flows used in operating activities	$(2,204)	$(47,693)
Cash flows provided by (used in) investing activities	189,556	(303,812)
Cash flows used in financing activities	(645)	(743)
Effect of foreign currency translation on cash and cash equivalents	(884)	1,271
Net change in cash	$185,823	$(350,977)
Comparison of cash flows between the three months ended March 31, 2024 and the three months ended March 31, 2023
Operating activities
During the three months ended March 31, 2024, we used $2.2 million of cash in operating activities as compared to cash used of $47.7 million in the three months ended March 31, 2023, representing a decrease in cash used of $45.5 million. This change is primarily driven by a $12.3 million increase in net income after adjusting for non-cash items during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, a $32.8 million decrease in income taxes payable in the prior period as a result of a tax payment connected to the previously disclosed relinquishment by Altria of its warrant to purchase additional shares of the Company, higher interest received and lower increases in inventory, partially offset by an increase in accounts receivable, net and a decrease in accounts payable.
Investing activities
During the three months ended March 31, 2024, we generated $189.6 million of cash in investing activities, compared to $303.8 million of cash used in investing activities during the three months ended March 31, 2023, representing a change of $493.4 million. This change is primarily driven by the maturity of certain short-term investments, which were reinvested as cash equivalents upon maturity in the three months ended March 31, 2024.
Financing activities
During the three months ended March 31, 2024, cash used in financing activities was $0.6 million, compared to $0.7 million of cash used in financing activities during three months ended March 31, 2023, representing a decrease of $0.1 million in cash used in financing activities. This change is primarily driven by a decrease of $0.1 million in withholding taxes paid on share-based awards during three months ended March 31, 2024 compared to three months ended March 31, 2023.
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
A 10% change in the exchange rates for the Canadian dollar would have affected the carrying amount of the net assets by approximately $103.6 million and $97.7 million as of March 31, 2024 and December 31, 2023, respectively. The corresponding impact would be recorded in accumulated other comprehensive income. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains and losses could have a significant, and potentially adverse, effect on the Company’s results of operations.
During the three months ended March 31, 2024, the Company had foreign currency loss on translation of $22.4 million. During the three months ended March 31, 2023 the Company had foreign currency gain on translation of $2.4 million.

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures.
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of March 31, 2024. Based on that evaluation, management has concluded that, as of March 31, 2024, the disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1: Legal Proceedings.
The information set forth under Note 9(b), Contingencies, to the Company’s condensed consolidated interim financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report is incorporated herein by reference.

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
We may be unable to appoint a new auditor in time to obtain a review of our financial statements for the third quarter of 2024 by an independent registered public accounting firm.

KPMG LLP, our current independent registered public accounting firm, has informed us that it will not stand for re-appointment for the Company’s 2024 annual audit and that it will review our financial statements only for the first and second fiscal quarters of 2024. If our process to appoint a new auditor is delayed and we are unable to appoint a new auditor in time for the new auditor to review our financial statements for the third fiscal quarter of 2024, we will be unable to comply with our periodic reporting obligations under the Exchange Act and Canadian securities laws and timely file our public filings with the SEC and Canadian securities regulators. Our ability to timely retain a new auditor is not within our control; it depends on, among other things, how many auditors participate in our request for proposal process, the qualifications of the submitting firms and the amount of work the new auditor will need to perform to conduct a review of our third-quarter financial statements. No assurance can be given that we will retain an auditor in time to review our third-quarter financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
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

10.1***
Voting Agreement, dated as of April 25, 2024, by and between Cronos Group Inc. and Altria Group, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cronos Group Inc., filed April 25, 2024).

16.1
Letter from KPMG LLP to the Securities and Exchange Commission dated April 16, 2024 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K of Cronos Group Inc., filed April 16, 2024).

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
***    Certain schedules (or similar attachments) have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any such omitted schedule or other attachment to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRONOS GROUP INC.

	By:	/s/ James Holm
James Holm Chief Financial Officer
May 9, 2024

	By:	/s/ Jimmy McGinness
Jimmy McGinness Vice President, Controller, and Principal Accounting Officer
May 9, 2024