Form 10-Q
period 2024-06-30
Cronos Group Inc.
filed 2024-08-08
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission File No. 001-38403
__________________________
CRONOS GROUP INC.
(Exact name of registrant as specified in its charter)
__________________________

British Columbia, Canada	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4491 Concession Rd 12
Stayner, Ontario	L0M 1S0
(Address of principal executive offices)	(Zip Code)
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

As of August 5, 2024, there were 382,280,725 common shares of the registrant issued and outstanding.

Unless otherwise noted or the context indicates otherwise, references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to the “Company,” “Cronos Group,” “we,” “us” and “our” refer to Cronos Group Inc., its direct and indirect wholly owned subsidiaries and, if applicable, its joint ventures and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; the term “U.S. hemp” has the meaning given to term “hemp” in the United States (“U.S.”). Agricultural Improvement Act of 2018 (the “2018 Farm Bill”), including hemp-derived cannabidiol (“CBD”); and the term “U.S. Schedule I cannabis” means cannabis excluding U.S. hemp.
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

(Exchange rates are shown as C$ per $)	As of
	June 30, 2024	June 30, 2023	December 31, 2023
Spot rate	1.3674	1.3242	1.3243
Year-to-date average rate	1.3581	1.3474	N/A

(Exchange rates are shown as ILS per $)	As of
	June 30, 2024	June 30, 2023	December 31, 2023
Spot rate	3.7742	3.7051	3.6163
Year-to-date average rate	3.6950	3.5892	N/A
All summaries of agreements described herein are qualified by the full text of such agreements (certain of which have been filed as exhibits with the U.S. Securities and Exchange Commission).

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Cronos Group Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	As of June 30, 2024	As of December 31, 2023
Assets
Current assets
Cash and cash equivalents	$848,189	$669,291
Short-term investments	—	192,237
Accounts receivable, net	16,179	13,984
Interest receivable	5,183	10,012
Other receivables	7,227	6,341
Current portion of loans receivable, net	4,875	5,541
Inventory, net	29,182	30,495
Prepaids and other current assets	5,246	5,405
Held-for-sale assets	19,197	—
Total current assets	935,278	933,306
Equity method investments, net	21,226	19,488
Other investments	3,168	35,251
Non-current portion of loans receivable, net	73,165	69,036
Property, plant and equipment, net	36,964	59,468
Right-of-use assets	1,079	1,356
Goodwill	1,024	1,057
Intangible assets, net	19,103	21,078
Other assets	41	45
Total assets	$1,091,048	$1,140,085

Liabilities
Current liabilities
Accounts payable	$7,840	$12,130
Income taxes payable	61	64
Accrued liabilities	23,846	27,736
Current portion of lease obligation	931	994
Derivative liabilities	21	102
Current portion due to non-controlling interests	358	373
Total current liabilities	33,057	41,399
Non-current portion due to non-controlling interests	1,137	1,003
Non-current portion of lease obligation	1,062	1,559
Total liabilities	35,256	43,961

Shareholders’ equity
Share capital (authorized for issue as of June 30, 2024 and December 31, 2023: unlimited; shares outstanding as of June 30, 2024 and December 31, 2023: 382,280,725 and 381,298,853, respectively)	616,379	613,725
Additional paid-in capital	49,298	48,449
Retained earnings	405,650	416,719
Accumulated other comprehensive gain (loss)	(12,013)	20,678
Total equity attributable to shareholders of Cronos Group	1,059,314	1,099,571
Non-controlling interests	(3,522)	(3,447)
Total shareholders’ equity	1,055,792	1,096,124
Total liabilities and shareholders’ equity	$1,091,048	$1,140,085
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Net Loss and Comprehensive Income (Loss)
(In thousands of U.S dollars, except share and per share amounts, unaudited)	Table of Contents

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net revenue, before excise taxes	$38,678	$25,798	$74,045	$52,352
Excise taxes	(10,916)	(6,777)	(20,995)	(13,836)
Net revenue	27,762	19,021	53,050	38,516
Cost of sales	21,070	15,922	41,875	32,490
Inventory write-down	395	—	395	—
Gross profit	6,297	3,099	10,780	6,026
Operating expenses
Sales and marketing	4,330	5,297	9,662	11,038
Research and development	962	1,107	1,959	3,146
General and administrative	12,767	13,451	21,674	25,307
Restructuring costs	547	—	630	—
Share-based compensation	2,236	2,331	4,251	4,866
Depreciation and amortization	1,016	1,533	2,139	3,058
Impairment loss on long-lived assets	—	—	1,974	—
Total operating expenses	21,858	23,719	42,289	47,415
Operating loss	(15,561)	(20,620)	(31,509)	(41,389)
Other income
Interest income, net	13,451	12,471	27,696	23,646
Share of income (loss) from equity method investments	917	270	2,365	(226)
Gain (loss) on revaluation of financial instruments	(3,615)	5,193	(6,257)	(2,565)
Impairment loss on other investments	(12,916)	—	(25,650)	—
Foreign currency transaction gain (loss)	6,543	(3,174)	19,802	(4,817)
Other, net	248	17	(422)	37
Total other income	4,628	14,777	17,534	16,075
Loss before income taxes	(10,933)	(5,843)	(13,975)	(25,314)
Income tax benefit	(2,174)	(180)	(2,732)	(1,616)
Loss from continuing operations	(8,759)	(5,663)	(11,243)	(23,698)
Loss from discontinued operations	—	(2,834)	—	(4,056)
Net loss	(8,759)	(8,497)	(11,243)	(27,754)
Net loss attributable to non-controlling interest	(2)	(137)	(245)	(225)
Net loss attributable to Cronos Group	$(8,757)	$(8,360)	$(10,998)	$(27,529)

Comprehensive income (loss)
Net loss	$(8,759)	$(8,497)	$(11,243)	$(27,754)
Other comprehensive income (loss)
Foreign exchange gain (loss) on translation	(10,160)	16,580	(32,521)	18,994
Comprehensive income (loss)	(18,919)	8,083	(43,764)	(8,760)
Comprehensive income (loss) attributable to non-controlling interests	58	(87)	(75)	(95)
Comprehensive income (loss) attributable to Cronos Group	$(18,977)	$8,170	$(43,689)	$(8,665)

Net loss per share
Basic and diluted - continuing operations	$(0.02)	$(0.01)	$(0.03)	$(0.06)
Basic and diluted - discontinued operations	—	(0.01)	—	(0.01)
Basic and diluted - total	$(0.02)	$(0.02)	$(0.03)	$(0.07)
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity
For the six months ended June 30, 2024 and 2023
(In thousands of U.S. dollars, except share amounts, unaudited)

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2024	381,298,853	$613,725	$48,449	$416,719	$20,678	$(3,447)	$1,096,124
Activities relating to share-based compensation	712,325	1,900	(401)	—	—	—	1,499
Net loss	—	—	—	(2,241)	—	(243)	(2,484)
Foreign exchange gain (loss) on translation	—	—	—	—	(22,471)	110	(22,361)
Balance as of March 31, 2024	382,011,178	$615,625	$48,048	$414,478	$(1,793)	$(3,580)	$1,072,778
Activities relating to share-based compensation	269,547	754	1,250	(71)	—	—	1,933
Net loss	—	—	—	(8,757)	—	(2)	(8,759)
Foreign exchange gain (loss) on translation	—	—	—	—	(10,220)	60	(10,160)
Balance as of June 30, 2024	382,280,725	$616,379	$49,298	$405,650	$(12,013)	$(3,522)	$1,055,792

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2023	380,575,403	$611,318	$42,682	$490,682	$(797)	$(2,921)	$1,140,964
Activities relating to share-based compensation	240,518	917	1,362	—	—	—	2,279
Net loss	—	—	—	(19,169)	—	(88)	(19,257)
Foreign exchange gain on translation	—	—	—	—	2,334	80	2,414
Balance as of March 31, 2023	380,815,921	$612,235	$44,044	$471,513	$1,537	$(2,929)	$1,126,400
Activities relating to share-based compensation	273,436	917	1,273	—	—	—	2,190
Net loss	—	—	—	(8,360)	—	(137)	(8,497)
Foreign exchange gain on translation	—	—	—	—	16,530	50	16,580
Balance as of June 30, 2023	381,089,357	$613,152	$45,317	$463,153	$18,067	$(3,016)	$1,136,673

See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	Six months ended June 30,
	2024	2023
Operating activities
Net loss	$(11,243)	$(27,754)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation	4,251	4,887
Depreciation and amortization	3,244	4,785
Impairment loss on long-lived assets	1,974	205
Impairment loss on other investments	25,650	—
Loss from investments	3,732	2,955
Changes in expected credit losses on long-term financial assets	1,021	(1,146)
Foreign currency transaction (gain) loss	(19,802)	4,817
Other non-cash operating activities, net	829	(554)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,723)	10,623
Interest receivable	1,174	(10,243)
Other receivables	(1,009)	(200)
Prepaids and other current assets	(5)	480
Inventory	292	(7,259)
Accounts payable	(4,482)	(2,478)
Income taxes payable	(47)	(32,801)
Accrued liabilities	(3,316)	(5,784)
Cash flows used in operating activities	(460)	(59,467)
Investing activities
Purchase of short-term investments	—	(479,763)
Proceeds from short-term investments	187,447	169,418
Dividends received from equity method investment	—	1,299
Advances on loans receivable	(8,836)	—
Proceeds from repayment on loans receivable	5,298	11,388
Purchase of property, plant and equipment	(2,453)	(1,298)
Purchase of intangible assets	(457)	(8)
Cash flows provided by (used in) investing activities	180,999	(298,964)
Financing activities
Withholding taxes paid on share-based awards	(905)	(782)
Cash flows used in financing activities	(905)	(782)
Effect of foreign currency translation on cash and cash equivalents	(736)	3,997
Net change in cash and cash equivalents	178,898	(355,216)
Cash and cash equivalents, beginning of period	669,291	764,644
Cash and cash equivalents, end of period	$848,189	$409,428
Supplemental cash flow information
Interest paid	$—	$—
Interest received	$28,291	$13,385
Income taxes paid	$614	$32,995

See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
1. Background, Basis of Presentation, and Summary of Significant Accounting Policies
(a)Background
Cronos Group Inc. (“Cronos” or the “Company”) is incorporated in the province of British Columbia under the Business Corporations Act (British Columbia) with principal executive offices at 4491 Concession Rd 12, Stayner, Ontario, L0M 1S0. The Company’s common shares are listed on the Toronto Stock Exchange (“TSX”) and Nasdaq Global Market (“Nasdaq”) under the ticker symbol “CRON.”
Cronos is an innovative global cannabinoid company committed to building disruptive intellectual property by advancing cannabis research, technology and product development. With a passion to responsibly elevate the consumer experience, Cronos is building an iconic brand portfolio. Cronos’ diverse international brand portfolio includes Spinach®, PEACE NATURALS® and Lord Jones®.
(b)Basis of presentation
These condensed consolidated interim financial statements of Cronos are unaudited. They have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and with applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for any other reporting period.
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
(c)Discontinued Operations
In the second quarter of 2023, the Company exited its U.S. hemp-derived cannabinoid product operations. The exit of the U.S. operations represented a strategic shift that had a major effect on the Company’s operations and financial results, and as such, qualifies for reporting as discontinued operations in our condensed consolidated statements of net loss and comprehensive income (loss). Prior period amounts have been reclassified to reflect the discontinued operations classification of the U.S. operations. For more information, see Note 2 “Discontinued Operations.”
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
(e)Revenue recognition
The following tables present the Company’s revenue by major product category for continuing operations:

	Three months ended June 30,
	2024	2023
Cannabis flower	$20,661	$14,014
Cannabis extracts	7,064	4,926
Other	37	81
Net revenue	$27,762	$19,021

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	Six months ended June 30,
	2024	2023
Cannabis flower	$38,186	$27,142
Cannabis extracts	14,791	11,227
Other	73	147
Net revenue	$53,050	$38,516
Net revenue attributed to a geographic region based on the location of the customer were as follows for continuing operations:

	Three months ended June 30,
	2024	2023
Canada	$19,844	$13,595
Israel	6,889	5,426
Other countries	1,029	—
Net revenue	$27,762	$19,021

	Six months ended June 30,
	2024	2023
Canada	$38,715	$28,029
Israel	13,306	10,487
Other countries	1,029	—
Net revenue	$53,050	$38,516
(f)Concentration of risk
Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk from its operating activities, primarily accounts receivable and other receivables, and its investing activities, including cash held with banks and financial institutions, short-term investments and loans receivable. The Company’s maximum exposure to this risk is equal to the carrying amount of these financial assets, which amounted to $954,818 and $966,442 as of June 30, 2024 and December 31, 2023, respectively.
An impairment analysis is performed at each reporting date using a provision matrix to measure expected credit losses. The provision rates are based on the days past due for groupings of various customer segments with similar loss patterns. The calculation reflects the probability-weighted outcome, the time value of money and reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Accounts receivable are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, amongst others, the failure of a debtor to engage in a repayment plan and a failure to make contractual payments for a period of greater than 120 days past due. As of June 30, 2024 and December 31, 2023, the Company had $20 and $3, respectively, in expected credit losses that have been recognized on receivables from contracts with customers.
As of June 30, 2024, the Company assessed that there is a concentration of credit risk, as 30% of the Company’s accounts receivable were due from one customer with an established credit history with the Company. As of December 31, 2023, 37% of the Company’s accounts receivable were due from one customer with an established credit history with the Company.
The Company sells products to a limited number of major customers. Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s revenue. During the three months ended June 30, 2024, the Company earned a total net revenue before excise taxes of $19,941 from two major customers, together accounting for 52% of the Company’s total net revenues before excise taxes. During the three months ended June 30, 2023, the Company earned a total net revenue before excise taxes of $16,839 from three major customers, together accounting for 67% of the Company’s total net revenues before excise taxes. During the six months ended June 30, 2024, the Company earned a total net revenue before excise taxes of $45,482 from three customers, together accounting for 62% of the Company’s total net revenues before excise taxes. During the six months ended June 30, 2023, the Company earned a total net revenue before excise taxes of $34,732 from three major customers, together accounting for 67% of the Company’s total net revenue before excise taxes.

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
2. Discontinued Operations
In the second quarter of 2023, the Company exited its then-existing U.S. hemp-derived cannabinoid product operations. Accordingly, the net loss of the U.S. operations for the three and six months ended June 30, 2023 are reported separately as loss from discontinued operations on the condensed consolidated statements of net loss and comprehensive income (loss). There was no activity in discontinued operations for the three and six months ended June 30, 2024.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following table presents the major components comprising loss from discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2023:

	Three months ended June 30,	Six months ended June 30,
	2023
Net revenue	$380	$1,029
Cost of sales	848	2,044
Inventory write-down	839	839
Gross profit	(1,307)	(1,854)
Operating expenses
Sales and marketing	387	518
Research and development	18	20
General and administrative	213	736
Restructuring costs	534	534
Share-based compensation	5	21
Depreciation and amortization	5	13
Impairment loss on long-lived assets(i)	205	205
Total operating expenses	1,367	2,047
Interest income	3	8
Other, net(ii)	(163)	(163)
Total other income (loss)	(160)	(155)
Loss before income taxes	(2,834)	(4,056)
Income tax expense (benefit)	—	—
Net loss from discontinued operations	$(2,834)	$(4,056)
(i)During the three and six months ended June 30, 2023, as a result of the exit of the U.S. operations, the Company recognized an impairment charge of $205 related to the right-of-use lease assets associated with the Company’s former U.S. manufacturing facility in Los Angeles, California.
(ii)For the three and six months ended June 30, 2023, Other, net related to loss on disposal of assets that were part of the U.S. operations.

The following tables present the Company’s discontinued operations revenue by major product category:

	Three months ended June 30,	Six months ended June 30,
	2023
Cannabis extracts	380	1,029
Net revenue	$380	$1,029

The following tables summarize the Company’s discontinued operations restructuring activity for the three and six months ended June 30, 2023:

	Accrual as of April 1, 2023	Expenses	Payments/Write-offs	Accrual as of June 30, 2023
Employee Termination Benefits	$—	$442	$(223)	$219
Other Restructuring Costs	—	92	—	92
Total	$—	$534	$(223)	$311

	Accrual as of January 1, 2023	Expenses	Payments/Write-offs	Accrual as of June 30, 2023
Employee Termination Benefits	$—	$442	$(223)	$219
Other Restructuring Costs	—	92	—	92
Total	$—	$534	$(223)	$311

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

The Company had no assets or liabilities presented in the condensed consolidated balance sheets related to its discontinued operations as of both June 30, 2024 and December 31, 2023.
For the six months ended June 30, 2024, there were no purchases of property plant and equipment related to discontinued operations. For the six months ended June 30, 2023, purchases of property plant and equipment related to discontinued operations were $67.
3. Inventory, net
Inventory, net is comprised of the following items:

	As of June 30, 2024	As of December 31, 2023
Raw materials	$5,351	$4,795
Work-in-progress	9,116	10,593
Finished goods	14,367	14,819
Supplies and consumables	348	288
Total	$29,182	$30,495
4. Investments
(a)Equity method investments, net
A reconciliation of the carrying amount of the investments in equity method investees, net is as follows:

	Ownership interest	As of June 30, 2024	As of December 31, 2023
Cronos Growing Company Inc. (“Cronos GrowCo”)	50%	$21,226	$19,488
		$21,226	$19,488
The following is a summary of the Company’s share of net income (losses) from equity investments accounted for under the equity method of accounting:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Cronos GrowCo	$917	$270	$2,365	$(226)
	$917	$270	$2,365	$(226)
Beginning in the third quarter of 2024, the results of Cronos GrowCo will be consolidated into the results of the Company, and the Company’s investment in Cronos GrowCo will be reclassified as an intercompany transaction and eliminated upon consolidation. For more information, see Note 12 “Subsequent Events.”
(b)Other investments
Other investments consist of investments in common shares and options of two companies in the cannabis industry.
PharmaCann Option
On June 14, 2021, the Company purchased an option (the “PharmaCann Option”) to acquire 473,787 shares of Class A Common Stock of PharmaCann, Inc. (“PharmaCann”), a vertically integrated cannabis company in the United States, at an exercise price of $0.0001 per share, representing approximately 10.5% of PharmaCann’s issued and outstanding capital stock on a fully diluted basis as of the date of the PharmaCann Option, for an aggregate purchase price of approximately $110,392. The PharmaCann Option is classified as an investment in an equity security without a readily determinable fair value. The Company measures the PharmaCann Option at cost less accumulated impairment charges, if any, and subsequently adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As of June 30, 2024 and December 31, 2023, based on updated information provided by PharmaCann in the second quarter, the Company’s ownership percentage in PharmaCann on a fully diluted basis was approximately 6.2% and 6.6%, respectively. The decrease in the Company’s ownership percentage since acquisition does not materially affect the Company’s rights under the PharmaCann Option. The PharmaCann Option is measured at fair value on a non-recurring basis and is a level 3 asset. See Note 10 “Fair Value Measurements” for more information on the fair value hierarchy. The PharmaCann Option is reported as Other investments on the consolidated balance sheet as of June 30, 2024 and December 31, 2023.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
During the first and second quarters of 2024, the Company identified adverse forecast changes in the financial performance of PharmaCann as indicators of impairment related to the PharmaCann Option and conducted analyses comparing the PharmaCann Option’s carrying amount to its estimated fair value. The fair value was estimated using the market approach. Under the market approach, the key assumptions are the selected multiples and the discount for lack of marketability. As a result of these analyses, the Company recorded non-cash impairment charges of $12,734 and $12,916 in the first and second quarters of 2024, respectively, as the difference between the carrying amount of the PharmaCann Option and its estimated fair value, in the condensed consolidated statements of net loss and comprehensive loss for the six months ended June 30, 2024.
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
The following table summarizes the Company’s other investments activity:

	As of April 1, 2024	Unrealized loss	Impairment charges	Foreign exchange effect	As of June 30, 2024
PharmaCann	$12,916	$—	$(12,916)	$—	$—
Vitura	6,842	(3,755)	—	81	3,168
	$19,758	$(3,755)	$(12,916)	$81	$3,168

	As of January 1, 2024	Unrealized loss	Impairment charges	Foreign exchange effect	As of June 30, 2024
PharmaCann	$25,650	$—	$(25,650)	$—	$—
Vitura	9,601	(6,097)	—	(336)	3,168
	$35,251	$(6,097)	$(25,650)	$(336)	$3,168

	As of April 1, 2023	Unrealized gain	Impairment charges	Foreign exchange effect	As of June 30, 2023
PharmaCann	$49,000	$—	$—	$—	$49,000
Vitura	13,833	5,194	—	(102)	18,925
	$62,833	$5,194	$—	$(102)	$67,925

	As of January 1, 2023	Unrealized loss	Impairment charges	Foreign exchange effect	As of June 30, 2023
PharmaCann	$49,000	$—	$—	$—	$49,000
Vitura	21,993	(2,729)	—	(339)	18,925
	$70,993	$(2,729)	$—	$(339)	$67,925

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
5. Loans Receivable, net
Loans receivable, net consists of the following:

	As of June 30, 2024	As of December 31, 2023
GrowCo Credit Facility	$4,875	$5,034
Add: Current portion of accrued interest	—	507
Total current portion of loans receivable, net	4,875	5,541
GrowCo Credit Facility	57,271	53,638
Mucci Promissory Note	13,929	13,379
Cannasoul Collaboration Loan	1,692	1,771
Add: Long-term portion of accrued interest	273	248
Total long-term portion of loans receivable, net	73,165	69,036
Total loans receivable, net	$78,040	$74,577
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
In June 2024, the GrowCo Credit Facility was amended to increase the aggregate principal amount available by C$70,000 by providing a second secured non-revolving credit facility (“Term Loan B”). The funds from Term Loan B will be used to expand Cronos GrowCo’s purpose-built cannabis facility and will mature 10 years after the commencement of sales from the expansion area, following which, principal will be repaid on a quarterly basis. Interest on Term Loan B is payable on a quarterly basis until maturity beginning after the first borrowing under Term Loan B. Prior to July 1, 2024, only C$12,000 of the C$70,000 increased principal availability could be drawn, which Cronos GrowCo drew in full on June 20, 2024.
As of June 30, 2024 and December 31, 2023, Cronos GrowCo had drawn C$116,000 and C$104,000 ($84,833 and $78,532, respectively), respectively from the GrowCo Credit Facility. The interest rate on the outstanding borrowings is the Canadian Prime Rate plus 1.25%, with interest payments due quarterly. Principal payments of C$1,000 commenced in March 2022 and are currently C$1,667, due quarterly. For the three months ended June 30, 2024, Cronos GrowCo repaid C$1,667 ($1,216) in principal and C$1,920 ($1,401) in interest related to the GrowCo Credit Facility. For the six months ended June 30, 2024, Cronos GrowCo repaid C$3,333 ($2,447) in principal and C$3,862 ($2,835) in interest related to the GrowCo Credit Facility. As of June 30, 2024, Cronos GrowCo had repaid an aggregate C$14,833 ($10,848) and C$24,384 ($17,832) in principal and interest, respectively, under the terms of the GrowCo Credit Facility.
Beginning in the third quarter of 2024, the results of Cronos GrowCo will be consolidated into the results of the Company, and the Cronos GrowCo Credit Facility will be reclassified as an intercompany transaction and eliminated upon consolidation. For more information, see Note 12 “Subsequent Events.”
Mucci Promissory Note
On June 28, 2019, the Company entered into a promissory note receivable agreement (the “Mucci Promissory Note”) for C$16,350 (approximately $11,957) with the Cronos GrowCo joint venture partner (“Mucci”). The Mucci Promissory Note is secured by a general security agreement covering all the assets of Mucci. On September 30, 2022, the Mucci Promissory Note was amended and restated to increase the interest rate from 3.95% to the Canadian Prime Rate plus 1.25%, change the interest payments from quarterly to annual, and defer Mucci’s initial cash interest payment from September 30, 2022 to July 1, 2023. On June 20, 2024, the Mucci Promissory Note was amended and restated. As a result, interest accrued on the Mucci Promissory Note between July 1, 2023 and July 1, 2024 was capitalized as part of the principal balance, which increased the loans receivable and decreased interest receivable by $974 on the condensed consolidated balance sheets as of June 30, 2024. As of July 1, 2024, interest is accrued and to be paid in cash beginning on July 1, 2025.
Prior to July 1, 2022, interest accrued on the Mucci Promissory Note was capitalized as part of the principal balance. As of July 1, 2022, interest was accrued and to be paid in cash beginning on July 1, 2023. Prior to 2023, there were no repayments of principal or interest on the Mucci Promissory Note. For the three and six months ended June 30, 2023, Mucci made a payment of C$1,750 (approximately $1,322) under the Mucci Promissory Note, with C$1,187 ($897) related to accrued interest and C$563 ($425) related to outstanding principal. For the three and six months ended June 30, 2024, there were no repayments of principal or interest on the Mucci Promissory Note.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
Cannasoul Collaboration Loan
As of both June 30, 2024 and December 31, 2023, Cannasoul Lab Services Ltd. has received ILS 8,297 (approximately $2,198 and $2,294, respectively), from the Cannasoul Collaboration Loan.
Expected credit loss allowances on the Company’s long-term financial assets for the six months ended June 30, 2024 and 2023 were comprised of the following items:

	As of April 1, 2024	Increase(i)	Foreign exchange effect	As of June 30, 2024
GrowCo Credit Facility	$10,740	$1,207	$(109)	$11,838
Mucci Promissory Note	89	1	—	90
Cannasoul Collaboration Loan	518	4	(16)	506
	$11,347	$1,212	$(125)	$12,434

	As of January 1, 2024	Increase(i)	Foreign exchange effect	As of June 30, 2024
GrowCo Credit Facility	$11,176	$1,010	$(348)	$11,838
Mucci Promissory Note	89	3	(2)	90
Cannasoul Collaboration Loan	524	8	(26)	506
	$11,789	$1,021	$(376)	$12,434

	As of April 1, 2023	Increase (decrease)	Foreign exchange effect	As of June 30, 2023
GrowCo Credit Facility	$11,719	$(379)	$239	$11,579
Mucci Promissory Note	91	(7)	2	86
Cannasoul Collaboration Loan	514	4	(15)	503
	$12,324	$(382)	$226	$12,168

	As of January 1, 2023	Increase (decrease)	Foreign exchange effect	As of June 30, 2023
GrowCo Credit Facility	$12,455	$(1,149)	$273	$11,579
Mucci Promissory Note	89	(5)	2	86
Cannasoul Collaboration Loan	522	8	(27)	503
	$13,066	$(1,146)	$248	$12,168
(i)During the three and six months ended June 30, 2024, $1,212 and $1,021, respectively, were recorded as increases to general and administrative expenses on the condensed consolidated statements of net loss and comprehensive income (loss) primarily as a result of the increased loans under the GrowCo Credit Facility. During the three and six months ended June 30, 2023, $382 and $1,146, respectively, were recorded as decreases to general and administrative expenses on the condensed consolidated statements of net loss and comprehensive income (loss) as a result of adjustments to our expected credit losses.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
6. Restructuring
In the first quarter of 2022, the Company initiated a strategic plan to realign the business around its brands, centralize functions and evaluate the Company’s supply chain (the “Realignment”). As part of the Realignment, on February 28, 2022, the Board approved plans to leverage the Company’s strategic partnerships to improve supply chain efficiencies and reduce manufacturing overhead by exiting its production facility in Stayner, Ontario, Canada (the “Peace Naturals Campus”). On February 27, 2023, the Board approved revisions to the Realignment, which were expected to result in the Company maintaining select components of its operations at the Peace Naturals Campus, namely distribution warehousing, certain research and development activities and manufacturing of certain of the Company’s products, while seeking to sell and lease back all or some of the Peace Naturals Campus or to lease certain portions of the Peace Naturals Campus to third parties. In the third quarter of 2023, the Board approved revisions to the Realignment to wind-down operations at its Winnipeg, Manitoba facility (“Cronos Fermentation”), list the Cronos Fermentation facility for sale, and implement additional organization-wide cost reductions as the Company continues its Realignment initiatives. The Realignment initiatives were intended to position the Company to drive profitable and sustainable growth over time.
On November 26, 2023, the Company entered into an agreement with Future Farmco Canada Inc. for the sale and leaseback of the Peace Naturals Campus. This agreement was subsequently terminated pursuant to its terms during the second quarter of 2024. The Company is continuing to evaluate its strategic options for the Peace Naturals Campus, which may include continuing and expanding operations at the facility.
During the first quarter of 2024, the Company ceased operations at Cronos Fermentation and performed an assessment under ASC 360 of the recoverability of the carrying value of the Cronos Fermentation assets, and determined the carrying value of the assets was not fully recoverable. The fair value was estimated using a combination of the market and income approaches. As a result of this analysis, an impairment loss on long-lived assets of $1,631 was recorded to the condensed consolidated statements of net loss and comprehensive loss in the six months ended June 30, 2024. As of June 30, 2024, the assets of Cronos Fermentation met the held-for-sale criteria and were classified to assets held for sale on the condensed consolidated balance sheet and the assets are valued at their fair value less costs to sell. A $445 loss for estimated costs to sell was recorded in the six months ended June 30, 2024 as a result of the classification of the Cronos Fermentation assets as held for sale.
During the three and six months ended June 30, 2024, the Company incurred $547 and $630 of restructuring costs in its continuing operations in connection with the Realignment. Charges related thereto include shutdown costs at the Cronos Fermentation facility, as well as employee-related costs such as severance and other termination benefits. During the three and six months ended June 30, 2023, the Company recognized no restructuring costs in continuing operations in connection with the Realignment. Restructuring costs incurred in the Company’s discontinued operations during the three and six months ended June 30, 2023 is presented in Note 2 “Discontinued Operations.”
The following table summarizes the Company’s restructuring activity for the three and six months ended June 30, 2024:

	Accrual as of April 1, 2024	Expenses	Payments/Write-offs	Accrual as of June 30, 2024
Employee Termination Benefits	$38	$—	$(14)	$24
Other Restructuring Costs	—	547	—	547
Total	$38	$547	$(14)	$571

	Accrual as of January 1, 2024	Expenses	Payments/Write-offs	Accrual as of June 30, 2024
Employee Termination Benefits	$150	$62	$(188)	$24
Other Restructuring Costs	—	568	(21)	547
Total	$150	$630	$(209)	$571

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
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
The following table summarizes the total share-based compensation expense associated with the Company’s stock options and RSUs for the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Stock options	$33	$372	$67	$1,106
RSUs	2,203	1,959	4,184	3,760
Total share-based compensation	$2,236	$2,331	$4,251	$4,866
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
The following is a summary of the changes in stock options for the six months ended June 30, 2024 and 2023:

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of January 1, 2024	$14.50	2,103,201	1.84
Cancellation, forfeiture and expiry of options	19.05	(1,381,696)
Balance as of June 30, 2024	$5.78	721,505	4.13
Exercisable as of June 30, 2024	$6.59	520,820	3.58

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of January 1, 2023	$10.57	5,350,600	0.73
Issuance of options	2.96	188,317
Cancellation, forfeiture and expiry of options	7.75	(3,435,716)
Balance as of June 30, 2023	$14.50	2,103,201	2.34
Exercisable as of June 30, 2023	$18.72	1,426,612	1.00
(i)The weighted-average exercise price reflects the conversion of foreign currency-denominated stock options translated into C$ using the average foreign exchange rate as of the date of issuance.
The following table summarizes stock options outstanding:

	As of June 30, 2024	As of December 31, 2023
2020 Omnibus Plan	702,264	702,264
2018 Stock Option Plan	19,241	1,400,937
Total stock options outstanding	721,505	2,103,201

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(c)Restricted share units
The following is a summary of the changes in RSUs for the six months ended June 30, 2024 and 2023:

	Weighted-average grant date fair value (C$)(ii)	Number of RSUs
Balance as of January 1, 2024	$3.77	7,381,541
Granted(i)	2.95	2,503,835
Vested and issued	3.53	(1,343,425)
Cancellation and forfeitures	2.98	(91,726)
Balance as of June 30, 2024	$3.57	8,450,225

	Weighted-average grant date fair value (C$)(ii)	Number of RSUs
Balance as of January 1, 2023	$4.63	5,725,470
Granted(i)	2.66	2,819,174
Vested and issued	5.04	(735,523)
Cancellation and forfeitures	3.93	(254,382)
Balance as of June 30, 2023	$3.87	7,554,739
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
(d)Deferred share units
The following is a summary of the changes in DSUs for the six months ended June 30, 2024 and 2023:

	Financial liability	Number of DSUs
Balance as of January 1, 2024	$1,092	521,679
DSU liabilities settled	(359)	(155,383)
Loss on revaluation	122	—
Balance as of June 30, 2024	$855	366,296

	Financial liability	Number of DSUs
Balance as of January 1, 2023	$674	265,732
Gain on revaluation	(150)	—
Balance as of June 30, 2023	$524	265,732

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
8. Loss per Share
Basic and diluted loss per share from continuing and discontinued operations are calculated as follows (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Basic loss per share computation
Net loss from continuing operations attributable to the shareholders of Cronos Group	$(8,757)	$(5,526)	$(10,998)	$(23,473)
Weighted-average number of common shares outstanding for computation for basic and diluted earnings per share(i)	382,157,555	380,961,682	381,800,078	380,792,802
Basic loss from continuing operations per share	$(0.02)	$(0.01)	$(0.03)	$(0.06)
Diluted loss per share from continuing operations	$(0.02)	$(0.01)	$(0.03)	$(0.06)

Loss from discontinued operations attributable to the shareholders of Cronos Group	$—	$(2,834)	$—	$(4,056)
Weighted-average number of common shares outstanding for computation for basic and diluted earnings per share(i)	382,157,555	380,961,682	381,800,078	380,792,802
Basic loss from discontinued operations per share	$—	$(0.01)	$—	$(0.01)
Diluted loss from discontinued operations per share	$—	$(0.01)	$—	$(0.01)
(i)In computing diluted loss per share, incremental common shares are not considered in periods in which a net loss is reported as the inclusion of the common share equivalents would be anti-dilutive.
For the three months ended June 30, 2024 and 2023, total securities of 19,434,059 and 28,769,758, respectively, were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive. For the six months ended June 30, 2024 and 2023, total securities of 22,007,363 and 29,428,093, respectively, were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive.
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
(iii)Litigation and regulatory inquiries relating to marketing, distribution, import and sale of products
On April 17, 2023, a group of plaintiffs led by the Green Leaf (Ale Yarok) political party filed a Statement of Claim and Request for Approval of a Class Action on behalf of a purported class of Israeli cannabis consumers in the District Court of Tel Aviv, Israel, against 26 cannabis-related parties, including three Cronos Israel entities. The Statement of Claim alleges that the defendants violated certain laws relating to the marketing of medical cannabis products, including marketing to unlicensed cannabis consumers. The lawsuit seeks a total of ILS 420 million. The Cronos Israel defendants moved to dismiss the action on August 13, 2023. The court granted the motion (and similar motions filed by other defendants) on May 16, 2024, dismissing the plaintiffs’ petition for class certification without prejudice and their individual claims with prejudice, and ordering the plaintiffs to pay ILS 10 thousand to each of the defendants for costs. On July 14, 2024, the plaintiffs appealed to the Supreme Court of Israel seeking to overturn both the dismissal of plaintiffs’ individual claims and the award of costs. The appeal is pending.
On January 18, 2024, the Company was notified that the Trade Levies Commissioner of the Israel Ministry of Economy and Industry initiated a public investigation of alleged dumping of medical cannabis imports from Canada into Israel. On July 9, 2024, the Commissioner announced a preliminary determination proposing to impose an anti-dumping duty on Canadian licensed producers. The Company would be subject to a proposed duty of 369%. The Commissioner determined not to impose a provisional duty at this time pending the conclusion of the Ministry’s investigation. The Company previously responded to requests for information from the Ministry and is providing additional information. The Company cannot predict the outcome of the investigation.
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
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$848,189	$—	$—	$848,189
Other investments(i)	3,168	—	—	3,168
Derivative liabilities	—	—	21	21

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$669,291	$—	$—	$669,291
Short-term investments	192,237	—	—	192,237
Other investments(i)	9,601	—	—	9,601
Derivative liabilities	—	—	102	102
(i)As of June 30, 2024 and December 31, 2023, the Company’s influence on Vitura is deemed non-significant and the investment is considered an equity security with a readily determinable fair value. See Note 4 “Investments” for additional information.

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
The following tables present information about the Company’s assets that are measured at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Other investments(i)	$—	$—	$—	$—

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Other investments(i)	$—	$—	$25,650	$25,650
(i)On June 14, 2021, the Company purchased an option to acquire 473,787 shares of Class A Common Stock of PharmaCann, a vertically integrated cannabis company in the United States, at an exercise price of $0.0001 per share, representing approximately 10.5% of PharmaCann’s issued and outstanding capital stock on a fully diluted basis as of the date of the PharmaCann Option, for an aggregate purchase price of approximately $110,392. As of June 30, 2024 and December 31, 2023, based on updated information provided by PharmaCann in the first quarter, the Company’s ownership percentage in PharmaCann on a fully diluted basis was approximately 6.2% and 6.6%. In the three and six months ended June 30, 2024, the PharmaCann Option was impaired to zero. See Note 4 “Investments.”
There were no transfers between fair value categories during the periods presented.
11. Related Party Transactions
(a)Cronos GrowCo
The Company holds a variable interest in Cronos GrowCo through its ownership of 50% of Cronos GrowCo’s common shares and senior secured debt in Cronos GrowCo. See Note 4 “Investments” for additional information.
The Company made the following purchases of cannabis products from Cronos GrowCo:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cronos GrowCo – purchases	$9,942	$6,549	$16,952	$14,015
As of June 30, 2024, and December 31, 2023, the Company had payables outstanding to Cronos GrowCo of $1,640 and $2,267, respectively.
During the third quarter of 2023, the Company, as supplier, entered into a cannabis germplasm supply agreement with Cronos GrowCo as buyer. During the three and six months ended June 30, 2024, the Company received $266 and $627, respectively, in relation to this agreement.
Additionally, on August 23, 2019, the Company, as lender, and Cronos GrowCo, as borrower, entered into the GrowCo Credit Facility. In August 2021, the GrowCo Credit Facility was amended to increase the aggregate principal amount available. In June 2024, the GrowCo Credit Facility was further amended to increase the aggregate principal amount available by providing a second secured non-revolving credit facility. See Note 5 “Loans Receivable, net” for additional information.
On June 20, 2024, the Company entered into an amended and restated supply agreement with Cronos GrowCo (the “Supply Agreement”). Pursuant to the terms of the Supply Agreement, prior to the commencement of sales from Cronos GrowCo’s Phase 2 expansion area, the Company and its affiliates have the right, but not the obligation, to purchase an aggregate total quantity of 80% of what is produced by Cronos GrowCo. Thereafter, the Company and its affiliates will have the right, but not the obligation, to purchase 70% of Cronos GrowCo’s forecasted production capacity over a given period and 70% of Cronos GrowCo’s actual production in a given month. All prices for products purchased pursuant to the Supply Agreement are fixed throughout the four year term of the Supply Agreement.
Beginning in the third quarter of 2024, the results of Cronos GrowCo will be consolidated into the results of the Company, and all transactions with Cronos GrowCo will be treated as intercompany transactions and eliminated upon consolidation. For more information, see Note 12 “Subsequent Events.”

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(b)Vendor Agreement
In November 2022, the Company entered into an agreement with an external vendor whereby the vendor would provide certain manufacturing services to the Company. The vendor then subcontracted out a portion of those services to another company whose chief executive officer is an immediate family member of an executive of the Company. The Company purchased $603 and $1,436 of products and services under this subcontracted agreement for the three and six months ended June 30, 2023. The Company had $0 and $28 in outstanding payables related to the subcontracted agreement as of June 30, 2024 and December 31, 2023, respectively.
In November 2023, the Company negotiated a direct contract with the related-party vendor. During the three and six months ended June 30, 2024, the Company purchased $260 and $936 of products and services under this agreement and had outstanding accounts payable related to the agreement of $7 and $11 as of June 30, 2024 and December 31, 2023, respectively.
12. Subsequent Events
(a)Cronos GrowCo Amended Shareholders’ Agreement
On July 1, 2024, the Company attained majority control of the board of directors of Cronos GrowCo. As a result, the Company will consolidate the results of operations of Cronos GrowCo in its condensed consolidated financial statements beginning in the third quarter of 2024. The consolidation of Cronos GrowCo results in a business combination under ASC 805. Acquisition costs of $196 were recorded to general and administrative expense on the condensed consolidated statements of loss and comprehensive income (loss) in the three and six months ended June 30, 2024. The initial accounting for the GrowCo business combination is incomplete as of the issuance of these financial statements. In addition, we have not yet completed our valuations of certain assets, including inventory, fixed assets and intangible assets. As such, it is impracticable to provide certain pro-forma financial information, information on the acquisition-date fair value of our equity interest in GrowCo or the allocation of fair value to the acquired GrowCo assets and liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read together with other information, including Cronos Group’s condensed consolidated interim financial statements and the related notes to those statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (this “Quarterly Report”), consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), Part I, Item 1A, Risk Factors, of the Annual Report and Part II, Item 1A, Risk Factors, of this Quarterly Report.
Forward-Looking Statements
This Quarterly Report, the documents incorporated into this Quarterly Report by reference, other reports we file with, or furnish to, the SEC and other regulatory agencies, and statements by our directors, officers, other employees and other persons authorized to speak on our behalf contain information that may constitute forward-looking information and forward-looking statements within the meaning of applicable U.S. and Canadian securities laws and court decisions (collectively, “Forward-Looking Statements”), which are based upon our current internal expectations, estimates, projections, assumptions and beliefs. All information that is not clearly historical in nature may constitute Forward-Looking Statements. In some cases, Forward-Looking Statements can be identified by the use of forward-looking terminology, such as “expect,” “likely,” “may,” “will,” “should,” “intend,” “anticipate,” “potential,” “proposed,” “estimate” and other similar words, expressions and phrases, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussion of strategy. Forward-Looking Statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance or other statements that are not statements of historical fact.
Forward-Looking Statements include, but are not limited to, statements with respect to:
•the ongoing impact of the public investigation into Canadian licensed producers of alleged dumping of medical cannabis imports from Canada into Israel by the Israel Trade Levies Commissioner of the Israel Ministry of Economy and Industry (the “Anti-Dumping Investigation”);
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
•the timing of the change in the nature of operations at our facility in Stayner, Ontario (the “Peace Naturals Campus”);
•our ability to acquire raw materials from suppliers, including Cronos GrowCo, and the costs and timing associated therewith;
•expectations regarding the potential success of, and the costs and benefits associated with, our joint ventures, strategic alliances and equity investments, including the strategic partnership (the “Ginkgo Strategic Partnership”) with Ginkgo Bioworks Holdings, Inc. (“Ginkgo”);
•expectations related to the expansion of Cronos GrowCo’s purpose-built cannabis facility;
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

The Forward-Looking Statements contained herein are based upon certain material assumptions that were applied in drawing a conclusion or making a forecast or projection, including: (i) our ability to effectively navigate developments related to the Anti-Dumping Investigation and its impact on our operations in Israel; (ii) our ability to effectively navigate developments related to the Middle East Conflict and its impact on our employees and operations in Israel, the supply of product in the market and demand for product by medical patients in Israel; (iii) our ability to efficiently and effectively distribute our PEACE NATURALS® brand in Germany with our strategic partner Cansativa and in the UK with our strategic partner GROW® Pharma and our ability to efficiently and effectively distribute products in Australia with our strategic partner Vitura; (iv) our ability to realize the expected cost-savings and other benefits related to the wind-down of our operations at our Winnipeg, Manitoba facility, (v) our ability to realize the expected cost-savings, efficiencies and other benefits of our Realignment and other announced cost-cutting measures and employee turnover related thereto; (vi) our ability to efficiently and effectively wind down certain production activities at the Peace Naturals Campus, receive the benefits of the change in the nature of our operations at our Peace Naturals Campus and acquire raw materials on a timely and cost-effective basis from third parties, including Cronos GrowCo; (vii) the timely completion of the expansion of Cronos GrowCo’s purpose-built cannabis facility and the ability of Cronos GrowCo to repay the Term Loan B; (viii) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our acquisitions and strategic investments; (ix) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (x) government regulation of our activities and products including, but not limited to, the areas of cannabis taxation and environmental protection; (xi) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (xii) consumer interest in our products; (xiii) our ability to differentiate our products, including through the utilization of rare cannabinoids; (xiv) competition; (xv) anticipated and unanticipated costs; (xvi) our ability to generate cash flow from operations; (xvii) our ability to conduct operations in a safe, efficient and effective manner; (xviii) our ability to hire and retain qualified staff, and acquire equipment and services in a timely and cost-efficient manner; (xix) our ability to exercise the PharmaCann Option and realize the anticipated benefits of the transaction with PharmaCann; (xx) our ability to complete planned dispositions, and, if completed, obtain our anticipated sales price; (xxi) general economic, financial market, regulatory and political conditions in which we operate; (xxii) management’s perceptions of historical trends, current conditions and expected future developments; and (xxiii) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.

By their nature, Forward-Looking Statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct, and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the Forward-Looking Statements in this Quarterly Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, negative impacts on our business and operations in Israel due to the Anti-Dumping Investigation, including that we may not be able to produce, import or sell our products in Israel as a result thereof; negative impacts on our employees, business and operations in Israel due to the Middle East Conflict, including that we may not be able to produce, import or sell our products or protect our people or facilities in Israel during the Middle East Conflict, the supply of product in the market and the demand for product by medical patients in Israel; that we may not be able to successfully continue to distribute our products in Germany, Australia and the UK or generate material revenue from sales in those markets; that we may not be able to achieve the anticipated benefits of the wind-down of our operations at our Winnipeg, Manitoba facility or be able to access raw materials on a timely and cost-effective basis from third-parties; that we may be unable to further streamline our operations and reduce expenses; that we may not be able to effectively and efficiently re-enter the U.S. market in the future; that we may not be able to access raw materials on a timely and cost-effective basis from third-parties, including Cronos GrowCo; that Cronos GrowCo may not be able to complete the expansion of its purpose-built cannabis facility within a reasonable time or repay its borrowings under Term Loan B; the military conflict between Russia and Ukraine may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; the risk that cost savings and any other synergies from the Altria Investment may not be fully realized or may take longer to realize than expected; failure to execute key personnel changes; the risks that our Realignment, the change in the nature of our operations at the Peace Naturals Campus and our further leveraging of our strategic partnerships will not result in the expected cost-savings, efficiencies and other benefits or will result in greater than anticipated turnover in personnel; lower levels of revenues; the lack of consumer demand for our products; our inability to reduce expenses at the level needed to meet our projected net change in cash and cash equivalents; our inability to manage disruptions in credit markets; unanticipated future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; growth opportunities not turning out as expected; the lack of cash flow necessary to execute our business plan (either within the expected timeframe or at all); difficulty raising capital; the potential adverse effects of judicial, regulatory or other proceedings, or threatened litigation or proceedings, on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the unexpected effects of actions of third parties such as competitors, activist investors or federal (including U.S. federal), state, provincial, territorial or local regulatory authorities or self-regulatory organizations; adverse changes in regulatory requirements in relation to our business and products; legal or regulatory obstacles that could prevent us from being able to exercise the PharmaCann Option and thereby realize the anticipated benefits of the transaction with PharmaCann; dilution of our fully diluted ownership of PharmaCann and the loss of our rights as a result of that dilution; our failure to improve our internal control environment and our systems, processes and procedures; and the factors discussed under Part I, Item 1A “Risk Factors” of the Annual Report and under Part II, Item 1A “Risk Factors” in our Quarterly Reports. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on Forward-Looking Statements.
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
Foreign currency exchange rates
All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of June 30, 2024, June 30, 2023, and December 31, 2023. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The condensed consolidated statements of net loss and comprehensive income (loss) and condensed consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period as reported on Bloomberg.

The exchange rates used to translate from Canadian dollars (“C$”) to dollars is shown below:

(Exchange rates are shown as C$ per $)	As of
	June 30, 2024	June 30, 2023	December 31, 2023
Spot rate	1.3674	1.3242	1.3243
Year-to-date average rate	1.3581	1.3474	N/A
The exchange rates used to translate from New Israeli Shekels (“ILS”) to dollars is shown below:

(Exchange rates are shown as ILS per $)	As of
	June 30, 2024	June 30, 2023	December 31, 2023
Spot rate	3.7742	3.7051	3.6163
Year-to-date average rate	3.6950	3.5892	N/A

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
Transaction with Cronos GrowCo
On June 20, 2024, Cronos announced an expansion of Cronos GrowCo. The investment will be funded by an additional credit facility provided by Cronos and is intended to assist GrowCo’s expansion of its purpose-built cannabis facility to address the increased global market demand for high-quality cannabis flower.
Key highlights of the investment:
•Investment in Expansion: Cronos has provided an approximately $51 million ($70 million CAD) secured non-revolving credit facility to Cronos GrowCo to fund facility expansion, enabling growth opportunities in the markets Cronos operates in today as well as potentially enabling Cronos GrowCo to take advantage of future growth into new markets that open.
•Enhanced Governance: As of July 1, 2024, the GrowCo board of directors expanded to five members, three of whom are appointed by Cronos.
•New Supply Agreement: Prior to the commencement of sales from the expanded facility, Cronos will have the option to purchase up to 80% of Cronos GrowCo’s total production. Thereafter, Cronos will have the option to purchase up to 70% of the total production from the expanded facility.
•Financial Consolidation: Cronos will consolidate Cronos GrowCo’s results in its financial statements beginning in the third quarter of 2024.
The Canadian cannabis market has a shortage of high quality biomass and we anticipate the expansion will aid our ability to supply markets we operate in, while also fueling the potential for additional expansion. See “Risk Factors – We are anticipating shortages in raw materials and may be unable to obtain adequate supplies of raw materials in a timely manner and at commercially reasonable prices,” for further discussion of the potential impact of this shortage on our business, results of operations and financial condition.
Termination of Agreement for Sale and Leaseback of Peace Naturals Campus
On May 28, 2024, the Company’s agreement with Future Farmco Canada Inc. for the sale and leaseback of the Peace Naturals Campus was terminated pursuant to its terms. The Company is continuing to evaluate its strategic options for the Peace Naturals Campus, which may include continuing and expanding operations at the facility.

Consolidated Results of Operations
The tables below set forth our condensed consolidated results of operations, expressed in thousands of U.S. dollars for the periods presented. Our condensed consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods.

(in thousands of USD)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net revenue, before excise taxes	$38,678	$25,798	$74,045	$52,352
Excise taxes	(10,916)	(6,777)	(20,995)	(13,836)
Net revenue	27,762	19,021	53,050	38,516
Cost of sales	21,070	15,922	41,875	32,490
Inventory write-down	395	—	395	—
Gross profit	6,297	3,099	10,780	6,026
Operating expenses
Sales and marketing	4,330	5,297	9,662	11,038
Research and development	962	1,107	1,959	3,146
General and administrative	12,767	13,451	21,674	25,307
Restructuring costs	547	—	630	—
Share-based compensation	2,236	2,331	4,251	4,866
Depreciation and amortization	1,016	1,533	2,139	3,058
Impairment loss on long-lived assets	—	—	1,974	—
Total operating expenses	21,858	23,719	42,289	47,415
Operating loss	(15,561)	(20,620)	(31,509)	(41,389)
Other income	4,628	14,777	17,534	16,075
Income tax benefit	2,174	180	2,732	1,616
Loss from discontinued operations	—	(2,834)	—	(4,056)
Net loss	(8,759)	(8,497)	(11,243)	(27,754)
Net loss attributable to non-controlling interest	(2)	(137)	(245)	(225)
Net loss attributable to Cronos Group	$(8,757)	$(8,360)	$(10,998)	$(27,529)
Summary of select financial results

(in thousands of USD)	Three months ended June 30,		Change			Six months ended June 30,		Change
	2024	2023	$	%		2024	2023	$	%
Net revenue	$27,762	$19,021	$8,741	46%		$53,050	$38,516	$14,534	38%
Cost of sales	21,070	15,922	5,148	32%		41,875	32,490	9,385	29%
Gross profit	6,297	3,099	3,198	103%		10,780	6,026	4,754	79%
Gross margin(i)	23%	16%	N/A	7	pp	20%	16%	N/A	4	pp
(i)Gross margin is defined as gross profit divided by net revenue.
Net revenue
For the three months ended June 30, 2024, we reported consolidated net revenue of $27.8 million, representing an increase of $8.7 million from the three months ended June 30, 2023. For the six months ended June 30, 2024, we reported consolidated net revenue of $53.1 million, representing an increase of $14.5 million from the six months ended June 30, 2023. For both the three and six month comparative periods, the increase was primarily due to higher cannabis flower and extract sales in the Canadian adult-use market, higher cannabis flower sales in Israel and higher cannabis flower sales in other countries, partially offset by an adverse price/mix in the Canadian cannabis flower category driving increased excise tax payments as a percentage of revenue.
Inventory write-down
For both the three and six months ended June 30, 2024, we reported inventory write-downs of $0.4 million, compared to no inventory write-downs in the the three and six months ended June 30, 2023. For both the three and six month comparative periods, the increase was primarily due to write-downs resulting from unusable inventory that was scrapped in the period.

Cost of sales
For the three months ended June 30, 2024, we reported consolidated cost of sales of $21.1 million, representing an increase of $5.1 million from the three months ended June 30, 2023. For the six months ended June 30, 2024, we reported consolidated cost of sales of $41.9 million, representing an increase of $9.4 million from the six months ended June 30, 2023. For both the three and six month comparative periods, the increase was primarily due to higher cannabis flower and extract sales in the Canadian adult-use market, higher cannabis flower sales in Israel and higher cannabis flower sales in other countries.
Gross profit
For the three months ended June 30, 2024, we reported gross profit of $6.3 million, representing an increase of $3.2 million from the three months ended June 30, 2023. For the six months ended June 30, 2024, we reported gross profit of $10.8 million, representing an increase of $4.8 million from the six months ended June 30, 2023. For both the three and six month comparative periods, the increase was primarily due to higher cannabis flower and extract sales in the Canadian adult-use market, higher cannabis flower sales in Israel and higher cannabis flower sales in other countries, partially offset by an adverse price/mix in the Canadian cannabis flower category driving increased excise tax payments as a percentage of revenue and higher inventory write-downs.
Operating expenses

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Sales and marketing	$4,330	$5,297	$(967)	(18)%	$9,662	$11,038	$(1,376)	(12)%
Research and development	962	1,107	(145)	(13)%	1,959	3,146	(1,187)	(38)%
General and administrative	12,767	13,451	(684)	(5)%	21,674	25,307	(3,633)	(14)%
Restructuring costs	547	—	547	N/M	630	—	630	N/M
Share-based payments	2,236	2,331	(95)	(4)%	4,251	4,866	(615)	(13)%
Depreciation and amortization	1,016	1,533	(517)	(34)%	2,139	3,058	(919)	(30)%
Impairment loss on long-lived assets	—	—	—	N/A	1,974	—	1,974	N/A
Total operating expenses	$21,858	$23,719	$(1,861)	(8)%	$42,289	$47,415	$(5,126)	(11)%
Sales and marketing
For the three months ended June 30, 2024, sales and marketing expenses were $4.3 million, representing a decrease of $1.0 million compared to the three months ended June 30, 2023. For the six months ended June 30, 2024, sales and marketing expenses were $9.7 million, representing a decrease of $1.4 million compared to the six months ended June 30, 2023. For both the three and six month comparative periods, the decrease was primarily due to lower advertising and marketing spend.
Research and development
For the three months ended June 30, 2024, research and development expenses were $1.0 million, essentially unchanged from the three months ended June 30, 2023. For the six months ended June 30, 2024, research and development expenses were $2.0 million, representing a decrease of $1.2 million from the six months ended June 30, 2023. The decrease for the six months ended June 30, 2024, was primarily due to lower costs associated with the collaboration and license agreement between Ginkgo Bioworks Holdings, Inc. and the Company.
General and administrative
For the three months ended June 30, 2024, general and administrative expenses were $12.8 million, representing a decrease of $0.7 million from the three months ended June 30, 2023. For the six months ended June 30, 2024, general and administrative expenses were $21.7 million, representing a decrease of $3.6 million from the six months ended June 30, 2023. For both the three and six month comparative periods, the decrease was primarily due to lower professional fees, largely related to financial statement review costs, and lower salaries and benefits and insurance costs, partially offset by an increase in the expected credit loss allowance on loans receivable.
Restructuring costs
For the three and six months ended June 30, 2024, restructuring costs were $0.5 million and $0.6 million, respectively. For further information, see Note 6 “Restructuring” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.

Share-based compensation
For the three months ended June 30, 2024, share-based compensation expense was $2.2 million, essentially unchanged from the three months ended June 30, 2023. For the six months ended June 30, 2024, share-based compensation expense was $4.3 million, representing a decrease of $0.6 million from the six months ended June 30, 2023. The decrease for the six months ended June 30, 2024 was primarily due to headcount reductions that occurred in the prior year.
Depreciation and amortization
For the three months ended June 30, 2024, depreciation and amortization expenses were $1.0 million, representing a decrease of $0.5 million from the three months ended June 30, 2023. For the six months ended June 30, 2024, depreciation and amortization expenses were $2.1 million, representing a decrease of $0.9 million from the six months ended June 30, 2023. For both the three and six month comparative periods, the decrease was primarily due to lower amortization on Ginkgo-related intangible assets and lower depreciation on property, plant and equipment.
Impairment loss on long-lived assets
For the six months ended June 30, 2024, impairment loss on long-lived assets was $2.0 million and was primarily due to the cessation of operations at Cronos Fermentation during Q1 2024. There was no such impairment loss on long-lived assets for the three months ended June 30, 2024, or the three and six months ended June 30, 2023. For further information, see Note 6 “Restructuring” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Other income and income tax benefit

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Interest income, net	$13,451	$12,471	$980	8%	$27,696	$23,646	$4,050	17%
Share of income (loss) from equity method investments	917	270	647	240%	2,365	(226)	2,591	N/M
Gain (loss) on revaluation of financial instruments	(3,615)	5,193	(8,808)	N/M	(6,257)	(2,565)	(3,692)	(144)%
Impairment loss on other investments	(12,916)	—	(12,916)	N/M	(25,650)	—	(25,650)	N/M
Foreign currency transaction gain (loss)	6,543	(3,174)	9,717	N/M	19,802	(4,817)	24,619	N/M
Other, net	248	17	231	N/M	(422)	37	(459)	N/M
Total other income	4,628	14,777	(10,149)	(69)%	17,534	16,075	1,459	9%
Income tax benefit	2,174	180	1,994	N/M	2,732	1,616	1,116	69%
Loss from continuing operations	(8,759)	(5,663)	(3,096)	(55)%	(11,243)	(23,698)	12,455	53%
Loss from discontinued operations	—	(2,834)	2,834	N/M	—	(4,056)	4,056	N/M
Net loss	$(8,759)	$(8,497)	$(262)	(3)%	$(11,243)	$(27,754)	$16,511	59%
(i)“N/M” is defined as not meaningful.
Interest income, net
For the three months ended June 30, 2024, interest income, net was $13.5 million, representing an increase of $1.0 million from the three months ended June 30, 2023. For the six months ended June 30, 2024, interest income, net was $27.7 million, representing an increase of $4.1 million from the six months ended June 30, 2023. For both the three and six month comparative periods, the increase in net interest income was primarily due to higher interest rates in the current period compared to the prior periods.
Share of income (loss) from equity method investments
For the three months ended June 30, 2024, our share of income from equity method investments was $0.9 million, representing an increase of $0.6 million from the three months ended June 30, 2023. For the six months ended June 30, 2024, our share of income from equity method investments was $2.4 million, representing an increase of $2.6 million from the six months ended June 30, 2023. For both the three and six month comparative periods, the increase was due to higher income pick-ups from our equity method investment in Cronos GrowCo. Periodic income and loss pickups from our equity method investment in Cronos GrowCo are impacted both by the profitability of Cronos GrowCo and any unsold inventory remaining at Cronos that originated from Cronos GrowCo.

Gain (loss) on revaluation of financial instruments
For the three months ended June 30, 2024, the loss on revaluation of financial instruments was $3.6 million, representing a deterioration of $8.8 million from the three months ended June 30, 2023. For the six months ended June 30, 2024, the loss on revaluation of financial instruments was $6.3 million, representing a deterioration of $3.7 million from the six months ended June 30, 2023. The change was primarily related to the change in fair value of our investment in Vitura Health Limited (“Vitura”). For further information, see Note 4 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Impairment loss on other investments
For the three and six months ended June 30, 2024, we recognized $12.9 million and $25.7 million, respectively, of impairment loss on other investments, driven by impairment charges recorded on our PharmaCann Option for the difference between its estimated fair value and its carrying amount. There was no such impairment loss on other investments for the three and six months ended June 30, 2023. For further information, see Note 4 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Foreign currency transaction gain (loss)
For the three months ended June 30, 2024, foreign currency translation gain was $6.5 million, representing an improvement of $9.7 million from the three months ended June 30, 2023. For the six months ended June 30, 2024, foreign currency translation gain was $19.8 million, representing an improvement of $24.6 million from the six months ended June 30, 2023. For both the three and six month comparative periods, the change was primarily due to certain foreign currency-denominated cash equivalents and certain foreign currency-denominated intercompany loans anticipated to be settled in the foreseeable future.
Other, net
Other, net primarily includes gains and losses on the disposal of assets.
Income tax benefit
For the three months ended June 30, 2024, income tax benefit was $2.2 million, compared to $0.2 million for the three months ended June 30, 2023. For the six months ended June 30, 2024, income tax benefit was $2.7 million, compared to $1.6 million for the six months ended June 30, 2023. For both the three and six month comparative periods, the increased benefit was driven by higher current income tax benefits recorded on the losses that will be carried back to recover taxes paid in prior years.
Loss from discontinued operations
There was no activity in discontinued operations for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, loss from discontinued operations was due to the exit of U.S. operations. For more information, see Note 2 “Discontinued Operations” in our condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
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

Adjusted EBITDA
Management reviews Adjusted EBITDA, a non-GAAP measure, which excludes non-cash items and items that do not reflect management’s assessment of ongoing business performance. Management defines Adjusted EBITDA as net income (loss) before interest, tax expense (benefit), depreciation and amortization adjusted for: share of (income) loss from equity method investments; impairment loss on goodwill and intangible assets; impairment loss on long-lived assets; -(gain) loss on revaluation of financial instruments; transaction costs related to strategic projects; impairment loss on other investments; foreign currency transaction loss; other, net; loss from discontinued operations; restructuring costs; inventory write-downs resulting from restructuring actions; share-based compensation; and financial statement review costs and reserves related to the restatements of our 2019 and 2021 interim financial statements (the “Restatements”), including the costs related to the settlement of the SEC’s and the Ontario Securities Commission’s (“OSC”) investigations of the Restatements and legal costs defending shareholder class action complaints brought against us as a result of the 2019 restatement (see Part II, Item 1 “Legal Proceedings” of this Quarterly Report for a discussion of the shareholder class action complaints relating to the restatement of the 2019 interim financial statements and the settlement of the SEC’s and the OSC’s investigations of the Restatements). Results are reported as total consolidated results, reflecting our reporting structure of one reportable segment.
Management believes that Adjusted EBITDA provides the most useful insight into underlying business trends and results and provides a more meaningful comparison of period-over-period results. Management uses Adjusted EBITDA for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets.
Adjusted EBITDA is reconciled to net income (loss) as follows:

	Three months ended June 30, 2024
	Continuing Operations	Discontinued Operations	Total
Net loss	$(8,759)	$—	$(8,759)
Interest income, net	(13,451)	—	(13,451)
Income tax benefit	(2,174)	—	(2,174)
Depreciation and amortization	1,513	—	1,513
EBITDA	(22,871)	—	(22,871)
Share of income from equity method investments	(917)	—	(917)
Loss on revaluation of financial instruments(ii)	3,615	—	3,615
Impairment loss on other investments(iii)	12,916	—	12,916
Foreign currency transaction gain	(6,543)	—	(6,543)
Transaction costs(iv)	196	—	196
Other, net(v)	(248)	—	(248)
Restructuring costs(vi)	547	—	547
Share-based compensation(vii)	2,236	—	2,236
Financial statement review costs(viii)	18	—	18
Adjusted EBITDA	$(11,051)	$—	$(11,051)

	Three months ended June 30, 2023
	Continuing Operations	Discontinued Operations	Total
Net loss	$(5,663)	$(2,834)	$(8,497)
Interest income, net	(12,471)	(3)	(12,474)
Income tax benefit	(180)	—	(180)
Depreciation and amortization	2,265	115	2,380
EBITDA	(16,049)	(2,722)	(18,771)
Share of income from equity method investments	(270)	—	(270)
Impairment loss on long-lived assets(i)	—	205	205
Gain on revaluation of financial instruments(ii)	(5,193)	—	(5,193)
Foreign currency transaction loss	3,174	—	3,174
Other, net(v)	(17)	163	146
Restructuring costs(vi)	—	534	534
Share-based compensation(vii)	2,331	5	2,336
Financial statement review costs(viii)	119	—	119
Inventory write-down(ix)	$—	$839	839
Adjusted EBITDA	$(15,905)	$(976)	$(16,881)

	Six months ended June 30, 2024
	Continuing Operations	Discontinued Operations	Total
Net loss	$(11,243)	$—	$(11,243)
Interest income, net	(27,696)	—	(27,696)
Income tax benefit	(2,732)	—	(2,732)
Depreciation and amortization	3,244	—	3,244
EBITDA	(38,427)	—	(38,427)
Share of income from equity method investments	(2,365)	—	(2,365)
Impairment loss on long-lived assets(i)	1,974	—	1,974
Loss on revaluation of financial instruments(ii)	6,257	—	6,257
Impairment loss on other investments(iii)	25,650	—	25,650
Foreign currency transaction gain	(19,802)	—	(19,802)
Transaction costs(iv)	196	—	196
Other, net(v)	422	—	422
Restructuring costs(vi)	630	—	630
Share-based compensation(vii)	4,251	—	4,251
Financial statement review costs(viii)	(506)	—	(506)
Adjusted EBITDA	$(21,720)	$—	$(21,720)

	Six months ended June 30, 2023
	Continuing Operations	Discontinued Operations	Total
Net loss	$(23,698)	$(4,056)	$(27,754)
Interest income, net	(23,646)	(8)	(23,654)
Income tax benefit	(1,616)	—	(1,616)
Depreciation and amortization	4,541	244	4,785
EBITDA	(44,419)	(3,820)	(48,239)
Share of loss from equity method investments	226	—	226
Impairment loss on long-lived assets(i)	—	205	205
Loss on revaluation of financial instruments(ii)	2,565	—	2,565
Foreign currency transaction loss	4,817	—	4,817
Other, net(v)	(37)	163	126
Restructuring costs(vi)	—	534	534
Share-based compensation(vii)	4,866	21	4,887
Financial statement review costs(viii)	395	—	395
Inventory write-down(ix)	—	839	839
Adjusted EBITDA	$(31,587)	$(2,058)	$(33,645)

(i)For the three and six months ended June 30, 2024, impairment loss on long-lived assets related to the winding down of operations at Cronos Fermentation. For the three and six months ended June 30, 2023, impairment loss on long-lived assets related to certain leased properties associated with the Company’s U.S. operations.
(ii)For the three and six months ended June 30, 2024 and 2023, (gain) loss on revaluation of financial instruments related primarily to the Company’s equity securities in Vitura.
(iii)For the three and six months ended June 30, 2024, impairment loss on other investments represents the fair value change on the PharmaCann Option.
(iv)For the three and six months ended June 30, 2024, transactions costs represent advisory fees associated with the Cronos GrowCo expansion transaction.
(v)For the three and six months ended June 30, 2024 and 2023, other, net related to (gain) loss on disposal of assets and (gain) loss on revaluation of derivative liabilities.
(vi)For the three and six months ended June 30, 2024, restructuring costs from continuing operations related to shutdown costs at the Cronos Fermentation facility, as well as employee-related severance costs associated with the Realignment, as described in Note 6 “Restructuring.” For the three and six months ended June 30, 2023, restructuring costs related to employee-related severance costs and other restructuring costs associated with our U.S. operations as described in Note 2 “Discontinued Operations.”
(vii)For the three and six months ended June 30, 2024 and 2023, share-based compensation related to the non-cash expenses of share-based compensation awarded to employees under the Company’s share-based award plans as described in Note 7 “Share-based Compensation.”
(viii)For the three and six months ended June 30, 2024 and 2023, financial statement review costs include costs and reserves taken related to the Restatements, costs related to the Company’s responses to requests for information from various regulatory authorities relating to the Restatements and legal costs incurred defending shareholder class action complaints brought against the Company as a result of the 2019 restatement. For the six months ended June 30, 2024, a credit balance is presented due to an insurance recovery.
(ix)For the three and six months ended June 30, 2023, inventory write-downs relate to product destruction and obsolescence associated with the exit of our U.S. operations as described in Note 2 “Discontinued Operations.”
Constant Currency
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for net revenues, gross profit, gross profit margin, operating expenses, net income (loss) and Adjusted EBITDA for the three and six months ended June 30, 2024, as well as cash and cash equivalents and short-term investment balances as of June 30, 2024 compared to December 31, 2023, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the three month comparative period in 2023 rather than the actual average exchange rates in effect during the respective current periods; constant currency current and prior comparative balance sheet information is translated at the prior year-end spot rate rather than the current period spot rate. All growth comparisons relate to the corresponding period in 2023. We have provided this non-GAAP financial information to aid investors in better understanding the performance of our operations. The non-GAAP financial measures presented in this Quarterly Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP. See further discussion on foreign currency risk as noted in Item 3 “Quantitative and Qualitative Disclosures About Market Risk.”

The table below sets forth certain measures of consolidated results from continuing operations on a constant currency basis for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 as well as cash and cash equivalents and short-term investments as of June 30, 2024 and December 31, 2023, both on an as-reported and constant currency basis (in thousands):

As Reported	As Adjusted for Constant Currency
Three months ended June 30,	As Reported Change	Three months ended June 30,	Constant Currency Change
2024	2023	$	%	2024	$	%
Net revenue	$27,762	$19,021	$8,741	46%	$28,290	$9,269	49%
Gross profit	6,297	3,099	3,198	103%	6,434	3,335	108%
Gross margin	23%	16%	N/A	7	pp	23%	N/A	7	pp

Operating expenses	21,858	23,719	(1,861)	(8)%	21,861	(1,858)	(8)%
Net loss from continuing operations	(8,759)	(5,663)	(3,096)	(55)%	(8,162)	(2,499)	(44)%
Adjusted EBITDA	(11,051)	(15,905)	4,854	31%	(10,863)	5,042	32%

Six months ended June 30,	As Reported Change	Six months ended June 30,	Constant Currency Change
2024	2023	$	%	2024	$	%
Net revenue	$53,050	$38,516	$14,534	38%	$53,795	$15,279	40%
Gross profit	10,780	6,026	4,754	79%	10,983	4,957	82%
Gross margin	20%	16%	N/A	4	pp	20%	N/A	4	pp

Operating expenses	42,289	47,415	(5,126)	(11)%	42,336	(5,079)	(11)%
Net loss from continuing operations	(11,243)	(23,698)	12,455	53%	(10,643)	13,055	55%
Adjusted EBITDA	(21,720)	(31,587)	9,867	31%	(21,508)	10,079	32%

As of June 30,	As of December 31,	As Reported Change	As of June 30,	Constant Currency Change
2024	2023	$	%	2024	$	%
Cash and cash equivalents	$848,189	$669,291	$178,898	27%	$852,752	$183,461	27%
Short-term investments	—	192,237	(192,237)	(100)%	—	(192,237)	(100)%
Total cash and cash equivalents and short-term investments	$848,189	$861,528	$(13,339)	(2)%	$852,752	$(8,776)	(1)%

Net revenue

	As Reported				As Adjusted for Constant Currency
	Three months ended June 30,		As Reported Change		Three months ended June 30,	Constant Currency Change
	2024	2023	$	%	2024	$	%
Cannabis flower	$20,661	$14,014	$6,647	47%	$21,058	$7,044	50%
Cannabis extracts	7,064	4,926	2,138	43%	7,195	2,269	46%
Other	37	81	(44)	(54)%	37	(44)	(54)%
Net revenue	$27,762	$19,021	$8,741	46%	$28,290	$9,269	49%

	As Reported				As Adjusted for Constant Currency
	Six months ended June 30,		As Reported Change		Six months ended June 30,	Constant Currency Change
	2024	2023	$	%	2024	$	%
Cannabis flower	$38,186	$27,142	$11,044	41%	$38,812	$11,670	43%
Cannabis extracts	14,791	11,227	3,564	32%	14,909	3,682	33%
Other	73	147	(74)	(50)%	74	(73)	(50)%
Net revenue	$53,050	$38,516	$14,534	38%	$53,795	$15,279	40%

	As Reported				As Adjusted for Constant Currency
	Three months ended June 30,		As Reported Change		Three months ended June 30,	Constant Currency Change
	2024	2023	$	%	2024	$	%
Canada	$19,844	$13,595	$6,249	46%	$20,210	$6,615	49%
Israel	6,889	5,426	1,463	27%	7,036	1,610	30%
Other countries	1,029	—	1,029	N/M	1,044	1,044	N/M
Net revenue	$27,762	$19,021	$8,741	46%	$28,290	$9,269	49%

	As Reported				As Adjusted for Constant Currency
	Six months ended June 30,		As Reported Change		Six months ended June 30,	Constant Currency Change
	2024	2023	$	%	2024	$	%
Canada	$38,715	$28,029	$10,686	38%	$39,044	$11,015	39%
Israel	13,306	10,487	2,819	27%	13,707	3,220	31%
Other countries	1,029	—	1,029	N/M	1,044	1,044	N/M
Net revenue	$53,050	$38,516	$14,534	38%	$53,795	$15,279	40%

For the three months ended June 30, 2024, net revenue on a constant currency basis was $28.3 million, representing a 49% increase from the three months ended June 30, 2023. For the six months ended June 30, 2024, net revenue on a constant currency basis was $53.8 million, representing a 40% increase from the six months ended June 30, 2023. On a constant currency basis, net revenue increased for the three and six months ended June 30, 2024, primarily due to higher cannabis flower and extract sales in the Canadian adult-use market, higher cannabis flower sales in Israel and higher cannabis flower sales in other countries, partially offset by an adverse price/mix in the Canadian cannabis flower category driving increased excise tax payments as a percentage of revenue.
Gross profit
For the three months ended June 30, 2024, gross profit on a constant currency basis was $6.4 million, representing a 108% increase from the three months ended June 30, 2023. For the six months ended June 30, 2024, gross profit on a constant currency basis was $11.0 million, representing an 82% increase from the six months ended June 30, 2023. On a constant currency basis, gross profit increased for the three and six months ended June 30, 2024, primarily due to higher cannabis flower and extract sales in the Canadian adult-use market, higher cannabis flower sales in Israel and higher cannabis flower sales in other countries, partially offset by an adverse price/mix in the Canadian cannabis flower category driving increased excise tax payments as a percentage of revenue and higher inventory write-downs.
Operating expenses
For the three months ended June 30, 2024, operating expenses on a constant currency basis were $21.9 million, representing an 8% decrease from the three months ended June 30, 2023. For the six months ended June 30, 2024, operating expenses on a constant currency basis was $42.3 million, representing an 11% decrease from the six months ended June 30, 2023. On a constant currency basis, operating expenses decreased for the three and six months ended June 30, 2024, primarily due to lower advertising and marketing spend, lower costs associated with the achievement of Ginkgo milestones, lower professional fees, largely related to financial statement review costs, and lower salaries and benefits and insurance costs.

Net loss from continuing operations
For the three months ended June 30, 2024, net loss from continuing operations on a constant currency basis was $8.2 million, representing an increased loss of $2.5 million from the three months ended June 30, 2023. For the six months ended June 30, 2024, net loss from continuing operations on a constant currency basis was $10.6 million, representing an improvement of $13.1 million from the six months ended June 30, 2023.
Adjusted EBITDA
For the three months ended June 30, 2024, Adjusted EBITDA on a constant currency basis was $(10.9) million, representing a 32% improvement from the three months ended June 30, 2023. For the six months ended June 30, 2024, Adjusted EBITDA on a constant currency basis was $(21.5) million, representing a 32% improvement from the six months ended June 30, 2023. The improvement in Adjusted EBITDA for the three and six months ended June 30, 2024 on a constant currency basis was driven by higher cannabis flower and extract sales in the Canadian adult-use market, higher cannabis flower sales in Israel, decreases in general and administrative expenses and lower costs associated with the achievement of Ginkgo milestones, partially offset by an adverse price/mix in Canada in the cannabis flower category driving increased excise tax payments as a percentage of revenue.
Cash and cash equivalents & short-term investments
Cash and cash equivalents and short-term investments on a constant currency basis decreased 1% to $852.8 million as of June 30, 2024 from $861.5 million as of December 31, 2023. The decrease in cash and cash equivalents and short-term investments is primarily due to advances of loans receivable and purchases of property, plant and equipment in the six months ended June 30, 2024.
Liquidity and Capital Resources
As of June 30, 2024, we had $848.2 million in cash and cash equivalents and no short-term investments. We believe that the existing cash and cash equivalents and short-term investments will be sufficient to fund the business operations and capital expenditures over the next twelve months. The following table summarizes the cash flows from operating, investing and financing activities:

(In thousands of U.S. dollars)	Six months ended June 30, 2024
	2024	2023
Cash flows used in operating activities	$(460)	$(59,467)
Cash flows provided by (used in) investing activities	180,999	(298,964)
Cash flows used in financing activities	(905)	(782)
Effect of foreign currency translation on cash and cash equivalents	(736)	3,997
Net change in cash	$178,898	$(355,216)
Comparison of cash flows between the six months ended June 30, 2024 and the six months ended June 30, 2023
Operating activities
During the six months ended June 30, 2024, we used $0.5 million of cash in operating activities as compared to cash used of $59.5 million in the six months ended June 30, 2023, representing a decrease in cash used of $59.0 million. This change is primarily driven by a $32.8 million decrease in income taxes payable in the prior period as a result of a tax payment connected to the previously disclosed relinquishment by Altria of its warrant to purchase additional shares of the Company, a $21.5 million increase in net income after adjusting for non-cash items during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, higher interest received and lower increases in inventory, partially offset by an increase in accounts receivable, net and a decrease in accounts payable.
Investing activities
During the six months ended June 30, 2024, we generated $181.0 million of cash in investing activities, compared to $299.0 million of cash used in investing activities during the six months ended June 30, 2023, representing a change of $480.0 million. This change is primarily driven by the maturity of certain short-term investments, which were reinvested as cash equivalents upon maturity in the six months ended June 30, 2024, partially offset by higher advances of loans receivable and lower loan repayments in the six months ended June 30, 2024.
Financing activities
During the six months ended June 30, 2024, cash used in financing activities was $0.9 million, compared to $0.8 million of cash used in financing activities during the six months ended June 30, 2023, representing an increase of $0.1 million. This change is primarily driven by an increase of $0.1 million in withholding taxes paid on share-based awards during the six months ended June 30, 2024 compared to six months ended June 30, 2023.

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
A 10% change in the exchange rates for the Canadian dollar would have affected the carrying amount of the net assets by approximately $103.4 million and $97.7 million as of June 30, 2024 and December 31, 2023, respectively. The corresponding impact would be recorded in accumulated other comprehensive income. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains and losses could have a significant, and potentially adverse, effect on the Company’s results of operations.
During the three and six months ended June 30, 2024, the Company had foreign currency loss on translation of $10.2 million and $32.5 million, respectively. During the three and six months ended June 30, 2023 the Company had foreign currency gain on translation of $16.6 million and $19.0 million, respectively.

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures.
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2024. Based on that evaluation, management has concluded that, as of June 30, 2024, the disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Our new auditor may not be able to complete its review procedures in time for us to obtain a review of our financial statements for the third quarter of 2024.
The Audit Committee of the Board has approved the engagement of Davidson & Company LLP (“D&C”) as our independent auditors and our shareholders approved that appointment at our 2024 Annual Meeting. D&C have advised us that they intend to complete the work necessary to review our third quarter financial statements. However, D&C have just commenced their work and there can be no assurance that they will be able to complete the required work on a timely basis to permit the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 within the SEC’s required time-frame.
We are anticipating shortages in raw materials and may be unable to obtain adequate supplies of raw materials in a timely manner and at commercially reasonable prices.
Our production operations require that we obtain adequate supplies of raw materials, particularly biomass, on a timely basis and at commercially reasonable prices. From time to time, including presently, there have been and are now shortages of raw materials. Industry-wide shortages in the supply of raw materials could result in industry-wide raw material price adjustments and shortages.
Cronos GrowCo’s production facilities are our principal source of raw materials. Therefore, our production operations are reliant on our ability to acquire such raw materials on a timely and cost-effective basis from Cronos GrowCo. If Cronos GrowCo is unable to meet our needs for raw materials, we may be required to source additional supply from third parties.
We may not be able to find third-party suppliers capable of supplying raw materials on a timely basis at commercially reasonable prices or in the quantities we require. If we are unable to secure the necessary raw materials, we may experience product shortages and delays, we may be unable to launch new products and we may be required to discontinue certain products, which could have a material adverse effect on our business, financial condition and results of operations. Product shortages, discontinuations or delays could result in customers listing fewer of our products, our failure to maintain or grow our market share and reputational damage, which could materially and adversely affect our results of operations, financial condition, business and prospects.
If raw material shortages cause industry-wide prices of raw materials to rise, our costs would increase. To the extent that we are unable to offset such costs through higher prices of our products or other cost savings, our results of operations, financial condition, business and prospects could be materially and adversely affected.
The imposition of an anti-dumping duty on our imports into Israel could have a material adverse effect on our business, financial condition and results of operations.
On January 18, 2024, the Company was notified that the Trade Levies Commissioner of the Israel Ministry of Economy and Industry initiated a public investigation of alleged dumping of medical cannabis imports from Canada into Israel. On July 9, 2024, the Commissioner announced a preliminary determination proposing to impose an anti-dumping duty on Canadian licensed producers. The Company would be subject to a proposed duty of 369%. If the Minister of Economy issues a final decision to impose an anti-dumping duty to which the Company’s imports would be subject, our ability to continue to import raw materials and cannabis products into Israel from Cronos GrowCo, the performance of our business in Israel, and our results of operations, financial condition, business and prospects could be materially and negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2024, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
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

Exhibit Number	Exhibit Index
3.1*	Certificate of Continuance and Articles of Cronos Group Inc.
10.1***
Amended and Restated Credit Agreement, dated as of June 20, 2024, by and among Cronos Growing Company Inc., as Borrower, the Lenders from time to time parties thereto and Peace Naturals Project Inc., as Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cronos Group Inc., filed on June 25, 2024).

10.2***
Amended and Restated Supply Agreement, dated as of June 20, 2024, by and between Cronos Growing Company Inc. and Peace Naturals Project Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cronos Group Inc., filed on June 25, 2024).

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
***    Schedules and certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) and Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRONOS GROUP INC.

	By:	/s/ James Holm
James Holm Chief Financial Officer
August 8, 2024

	By:	/s/ Jimmy McGinness
Jimmy McGinness Vice President, Controller, and Principal Accounting Officer
August 8, 2024