Form 10-Q
period 2024-09-30
Cronos Group Inc.
filed 2024-11-12
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
or
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

As of November 7, 2024, there were 382,294,707 common shares of the registrant issued and outstanding.

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

(Exchange rates are shown as C$ per $)	As of
	September 30, 2024	September 30, 2023	December 31, 2023
Spot rate	1.3525	1.3577	1.3243
Year-to-date average rate	1.3601	1.3455	N/A

(Exchange rates are shown as ILS per $)	As of
	September 30, 2024	September 30, 2023	December 31, 2023
Spot rate	3.7269	3.8138	3.6163
Year-to-date average rate	3.6994	3.6385	N/A
All summaries of agreements described herein are qualified by the full text of such agreements (certain of which have been filed as exhibits with the U.S. Securities and Exchange Commission).

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Cronos Group Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	As of September 30, 2024	As of December 31, 2023
Assets
Current assets
Cash and cash equivalents	$862,034	$669,291
Short-term investments	—	192,237
Accounts receivable, net	20,480	13,984
Interest receivable	7,190	10,012
Other receivables	5,690	6,341
Current portion of loans receivable, net	233	5,541
Inventory, net	47,250	30,495
Prepaids and other current assets	7,326	5,405
Held-for-sale assets	8,971	—
Total current assets	959,174	933,306
Equity method investments, net	—	19,488
Other investments	2,900	35,251
Non-current portion of loans receivable, net	16,086	69,036
Property, plant and equipment, net	162,516	59,468
Right-of-use assets	1,052	1,356
Goodwill	38,028	1,057
Intangible assets, net	4,247	21,078
Other assets	130	45
Total assets	$1,184,133	$1,140,085

Liabilities
Current liabilities
Accounts payable	$6,532	$12,130
Income taxes payable	94	64
Accrued liabilities	31,766	27,736
Current portion of lease obligation	980	994
Derivative liabilities	192	102
Current portion due to non-controlling interests	—	373
Total current liabilities	39,564	41,399
Non-current portion due to non-controlling interests	1,243	1,003
Non-current portion of lease obligation	872	1,559
Deferred tax liability	11,143	—
Total liabilities	52,822	43,961

Shareholders’ equity
Share capital (authorized for issue as of September 30, 2024 and December 31, 2023: unlimited; shares outstanding as of September 30, 2024 and December 31, 2023: 382,294,707 and 381,298,853, respectively)	616,403	613,725
Additional paid-in capital	51,523	48,449
Retained earnings	413,995	416,719
Accumulated other comprehensive gain (loss)	(361)	20,678
Total equity attributable to shareholders of Cronos Group	1,081,560	1,099,571
Non-controlling interests	49,751	(3,447)
Total shareholders’ equity	1,131,311	1,096,124
Total liabilities and shareholders’ equity	$1,184,133	$1,140,085
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)
(In thousands of U.S. dollars, except share and per share amounts, unaudited)	Table of Contents

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net revenue, before excise taxes	$46,594	$33,912	$120,639	$86,264
Excise taxes	(12,330)	(9,102)	(33,325)	(22,938)
Net revenue	34,264	24,810	87,314	63,326
Cost of sales	30,341	20,124	72,216	52,614
Inventory write-down	312	716	707	716
Gross profit	3,611	3,970	14,391	9,996
Operating expenses
Sales and marketing	5,528	5,296	15,190	16,334
Research and development	1,242	1,246	3,201	4,392
General and administrative	12,760	14,366	34,434	39,673
Restructuring costs	—	1,423	630	1,423
Share-based compensation	2,262	1,957	6,513	6,823
Depreciation and amortization	1,098	1,457	3,237	4,515
Impairment loss on long-lived assets	14,376	—	16,350	—
Total operating expenses	37,266	25,745	79,555	73,160
Operating loss	(33,655)	(21,775)	(65,164)	(63,164)
Other income
Interest income, net	12,460	13,375	40,156	37,021
Share of income from equity method investments	—	1,057	2,365	831
Gain on revaluation of loan receivable	11,804	—	11,804	—
Gain on revaluation of equity method investment	32,469	—	32,469	—
Loss on revaluation of financial instruments	(293)	(5,291)	(6,550)	(7,856)
Impairment loss on other investments	—	—	(25,650)	—
Foreign currency transaction gain (loss)	(7,432)	8,816	12,370	3,999
Loss on held-for-sale assets	(10,422)	—	(10,422)	—
Other, net	(315)	974	(737)	1,011
Total other income	38,271	18,931	55,805	35,006
Income (loss) before income taxes	4,616	(2,844)	(9,359)	(28,158)
Income tax benefit	(2,708)	(1,254)	(5,440)	(2,870)
Income (loss) from continuing operations	7,324	(1,590)	(3,919)	(25,288)
Loss from discontinued operations	—	(182)	—	(4,238)
Net income (loss)	7,324	(1,772)	(3,919)	(29,526)
Net loss attributable to non-controlling interest	(1,025)	(128)	(1,270)	(353)
Net income (loss) attributable to Cronos Group	$8,349	$(1,644)	$(2,649)	$(29,173)

Cronos Group Inc.
Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)
(In thousands of U.S. dollars, except share and per share amounts, unaudited)	Table of Contents

Comprehensive income (loss)
Net income (loss)	$7,324	$(1,772)	$(3,919)	$(29,526)
Other comprehensive income (loss)
Foreign exchange gain (loss) on translation	12,408	(20,090)	(20,113)	(1,096)
Comprehensive income (loss)	19,732	(21,862)	(24,032)	(30,622)
Comprehensive loss attributable to non-controlling interests	(269)	(41)	(344)	(136)
Comprehensive income (loss) attributable to Cronos Group	$20,001	$(21,821)	$(23,688)	$(30,486)

Net income (loss) per share
Basic - continuing operations	$0.02	$—	$(0.01)	$(0.07)
Basic - discontinued operations	—	—	—	(0.01)
Basic net income (loss) per share attributable to Cronos Group	$0.02	$—	$(0.01)	$(0.08)

Diluted - continuing operations	$0.02	$—	$(0.01)	$(0.07)
Diluted - discontinued operations	—	—	—	(0.01)
Diluted net income (loss) per share attributable to Cronos Group	$0.02	$—	$(0.01)	$(0.08)
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity
For the nine months ended September 30, 2024 and 2023
(In thousands of U.S. dollars, except share amounts, unaudited)

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of December 31, 2023	381,298,853	$613,725	$48,449	$416,719	$20,678	$(3,447)	$1,096,124
Activities relating to share-based compensation	712,325	1,900	(401)	—	—	—	1,499
Net loss	—	—	—	(2,241)	—	(243)	(2,484)
Foreign exchange gain (loss) on translation	—	—	—	—	(22,471)	110	(22,361)
Balance as of March 31, 2024	382,011,178	$615,625	$48,048	$414,478	$(1,793)	$(3,580)	$1,072,778
Activities relating to share-based compensation	269,547	754	1,250	(71)	—	—	1,933
Net loss	—	—	—	(8,757)	—	(2)	(8,759)
Foreign exchange gain (loss) on translation	—	—	—	—	(10,220)	60	(10,160)
Balance as of June 30, 2024	382,280,725	$616,379	$49,298	$405,650	$(12,013)	$(3,522)	$1,055,792
Non-controlling interest resulting from business combination	—	—	—	—	—	53,542	53,542
Activities relating to share-based compensation	13,982	24	2,225	(4)	—	—	2,245
Net income (loss)	—	—	—	8,349	—	(1,025)	7,324
Foreign exchange gain on translation	—	—	—	—	11,652	756	12,408
Balance as of September 30, 2024	382,294,707	$616,403	$51,523	$413,995	$(361)	$49,751	$1,131,311

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity
For the nine months ended September 30, 2024 and 2023
(In thousands of U.S. dollars, except share amounts, unaudited)

	Number of shares	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of December 31, 2022	380,575,403	$611,318	$42,682	$490,682	$(797)	$(2,921)	$1,140,964
Activities relating to share-based compensation	240,518	917	1,362	—	—	—	2,279
Net loss	—	—	—	(19,169)	—	(88)	(19,257)
Foreign exchange gain on translation	—	—	—	—	2,334	80	2,414
Balance as of March 31, 2023	380,815,921	$612,235	$44,044	$471,513	$1,537	$(2,929)	$1,126,400
Activities relating to share-based compensation	273,436	917	1,273	—	—	—	2,190
Net loss	—	—	—	(8,360)	—	(137)	(8,497)
Foreign exchange gain on translation	—	—	—	—	16,530	50	16,580
Balance as of June 30, 2023	381,089,357	$613,152	$45,317	$463,153	$18,067	$(3,016)	$1,136,673
Activities relating to share-based compensation	24,207	138	1,816	—	—	—	1,954
Net loss	—	—	—	(1,644)	—	(128)	(1,772)
Foreign exchange gain (loss) on translation	—	—	—	—	(20,177)	87	(20,090)
Balance as of September 30, 2023	381,113,564	$613,290	$47,133	$461,509	$(2,110)	$(3,057)	$1,116,765

See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	Nine months ended September 30,
	2024	2023
Operating activities
Net loss	$(3,919)	$(29,526)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation	6,513	6,840
Depreciation and amortization	6,811	6,933
Impairment loss on long-lived assets	16,350	205
Impairment loss on other investments	25,650	—
Loss from investments	4,103	7,103
Changes in expected credit losses on long-term financial assets	1,026	(1,339)
Revaluation of equity method investment	(32,469)	—
Revaluation of loan receivable	(11,804)	—
Loss on held-for-sale assets	10,422	—
Inventory step-up recorded to cost of sales	7,116	—
Foreign currency transaction gain	(12,370)	(3,999)
Other non-cash operating activities, net	(11)	(1,904)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,402)	6,976
Interest receivable	(1,018)	(14,601)
Other receivables	1,658	25
Prepaids and other current assets	(1,217)	1,074
Inventory	7,162	976
Accounts payable	(9,102)	(7,595)
Income taxes payable	(9)	(32,728)
Accrued liabilities	1,633	1,910
Cash flows provided by (used in) operating activities	11,123	(59,650)
Investing activities
Purchase of short-term investments	—	(537,186)
Proceeds from short-term investments	187,166	380,765
Cash acquired in business combinations	5,993	—
Dividends received from equity method investment	—	1,301
Dividend proceeds	—	346
Advances on loans receivable	(8,822)	—
Proceeds from repayment on loans receivable	5,290	14,151
Purchase of property, plant and equipment	(8,868)	(1,287)
Purchase of intangible assets	(578)	(344)
Other investing activities	—	862
Cash flows provided by (used in) investing activities	180,181	(141,392)
Financing activities
Withholding taxes paid on share-based awards	(918)	(812)
Cash flows used in financing activities	(918)	(812)
Effect of foreign currency translation on cash and cash equivalents	2,357	8,866
Net change in cash and cash equivalents	192,743	(192,988)
Cash and cash equivalents, beginning of period	669,291	764,644
Cash and cash equivalents, end of period	$862,034	$571,656
Supplemental cash flow information
Interest paid	$—	$—
Interest received	$38,965	$22,203
Income taxes paid	$621	$33,013
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
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
(b)Basis of presentation
These condensed consolidated interim financial statements of Cronos are unaudited. They have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and with applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for any other reporting period.
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
(c)Discontinued Operations
In the second quarter of 2023, the Company exited its U.S. hemp-derived cannabinoid product operations. The exit of the U.S. operations represented a strategic shift that had a major effect on the Company’s operations and financial results, and as such, qualifies for reporting as discontinued operations in our condensed consolidated statements of net income (loss) and comprehensive income (loss). Prior period amounts have been reclassified to reflect the discontinued operations classification of the U.S. operations. For more information, see Note 3 “Discontinued Operations.”
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
(e)Revenue recognition
The following tables present the Company’s revenue by major product category for continuing operations:

	Three months ended September 30,
	2024	2023
Cannabis flower	$26,328	$17,414
Cannabis extracts	7,789	7,268
Other	147	128
Net revenue	$34,264	$24,810

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	Nine months ended September 30,
	2024	2023
Cannabis flower	$64,514	$44,556
Cannabis extracts	22,580	18,495
Other	220	275
Net revenue	$87,314	$63,326
Net revenue attributed to a geographic region based on the location of the customer were as follows for continuing operations:

	Three months ended September 30,
	2024	2023
Canada	$24,067	$18,738
Israel	7,259	5,673
Other countries	2,938	399
Net revenue	$34,264	$24,810

	Nine months ended September 30,
	2024	2023
Canada	$62,781	$46,767
Israel	20,565	16,160
Other countries	3,968	399
Net revenue	$87,314	$63,326
(f)Concentration of risk
Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk from its operating activities, primarily accounts receivable and other receivables, and its investing activities, including cash held with banks and financial institutions, short-term investments and loans receivable. The Company’s maximum exposure to this risk is equal to the carrying amount of these financial assets, which amounted to $911,713 and $966,442 as of September 30, 2024 and December 31, 2023, respectively.
An impairment analysis is performed at each reporting date using a provision matrix to measure expected credit losses. The provision rates are based on the days past due for groupings of various customer segments with similar loss patterns. The calculation reflects the probability-weighted outcome, the time value of money and reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Accounts receivable are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, amongst others, the failure of a debtor to engage in a repayment plan and a failure to make contractual payments for a period of greater than 120 days past due. As of September 30, 2024 and December 31, 2023, the Company had $14 and $3, respectively, in expected credit losses that have been recognized on receivables from contracts with customers.
As of September 30, 2024, the Company assessed that there is a concentration of credit risk, as 29% of the Company’s accounts receivable were due from one customer with an established credit history with the Company. As of December 31, 2023, 37% of the Company’s accounts receivable were due from one customer with an established credit history with the Company.
The Company sells products to a limited number of major customers. Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s net revenue before excise taxes. During the three months ended September 30, 2024, the Company earned a total net revenue before excise taxes of $21,993 from two major customers, together accounting for 48% of the Company’s total net revenue before excise taxes. During the three months ended September 30, 2023, the Company earned a total net revenue before excise taxes of $22,618 from three major customers, together accounting for 67% of the Company’s total net revenue before excise taxes. During the nine months ended September 30, 2024, the Company earned a total net revenue before excise taxes of $71,846 from three customers, together accounting for 59% of the Company’s total net revenue before excise taxes. During the nine months ended September 30, 2023, the Company earned a total net revenue before excise taxes of $57,398 from three major customers, together accounting for 67% of the Company’s total net revenue before excise taxes.

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
(h)Adoption of new accounting pronouncements
On January 1, 2024, the Company adopted ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered in measuring fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions. The adoption of ASU 2022-03 did not have a material impact on the Company’s condensed consolidated interim financial statements. With respect to the adoption of ASU 2022-03, see Note 5 “Investments” for discussion of the contractual restrictions related to the PharmaCann Option (as defined below).
2. Business Combination
On July 1, 2024, the Company obtained majority control of the board of directors of Cronos Growing Company Inc. (“Cronos GrowCo”), a cannabis cultivation company, which qualified as a business combination under ASC 805 (the “Cronos GrowCo Transaction”). Prior to this date, our investment in Cronos GrowCo consisted of an investment accounted for under the equity method and loans receivable from Cronos GrowCo.
Cronos GrowCo was formed under the Canada Business Corporations Act on June 14, 2018, with the objective of cultivating and commercializing cannabis and cannabis products. Cronos GrowCo is licensed to sell certain cannabis products to other license holders in the wholesale channel, as well as to provincial cannabis control authorities. It is also licensed to export dried flower to Israel.
In connection with the Cronos GrowCo Transaction, the Company provided an approximately $51,000 secured non-revolving credit facility to Cronos GrowCo to fund the expansion of Cronos GrowCo’s cultivation and processing facilities (the “Phase 2 Expansion”), and the Company entered into a new supply agreement (the “Supply Agreement”) with Cronos GrowCo. Pursuant to the Supply Agreement, prior to the commencement of sales from Cronos GrowCo’s Phase 2 Expansion area, the Company and its controlled affiliates (other than Cronos GrowCo) have the right, but not the obligation, to purchase an aggregate total quantity of 80% of Cronos GrowCo’s production. Thereafter, the Company and its controlled affiliates (other than Cronos GrowCo) will have the right, but not the obligation, to purchase 70% of Cronos GrowCo’s forecasted production capacity over a given period and 70% of Cronos GrowCo’s actual production in a given month. The Cronos GrowCo Transaction is intended to support the Company’s current and future biomass supply requirements.
As there was no cash consideration paid, the Cronos GrowCo Transaction has been valued with reference to the fair value of our existing equity method investment of $53,542, as well as the effective settlement of various preexisting relationships between the Company and Cronos GrowCo. These preexisting relationships are now classified as intercompany transactions and eliminated upon consolidation. In the three and nine months ended September 30, 2024, we recorded a gain of $32,469 on the condensed consolidated statements of net income (loss) and comprehensive income (loss) from remeasuring our equity method investment in Cronos GrowCo. We also recorded $11,804 to gain on revaluation of loan receivable on the condensed consolidated statements of net income (loss) and comprehensive income (loss) in the three and nine months ended September 30, 2024, from remeasuring our outstanding loans receivable with Cronos GrowCo. Additionally, the consideration also included the effective settlement of various preexisting trade receivables and payables and other related accounts that are now classified as intercompany transactions and eliminated upon consolidation. The effective settlement of the preexisting trade receivables, payables, and related accounts did not result in the recognition of any gain or loss on settlement. As of the date of the Cronos GrowCo Transaction, the fair value of the non-controlling interest in Cronos GrowCo was $53,542. The Company used the income approach to estimate both the fair value of the Company’s equity method investment in Cronos GrowCo and the fair value of the non-controlling interest in Cronos GrowCo. Under the income

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
approach, significant assumptions used in the discounted cash flow method that required the use of judgment were the discount rate, growth rates and cash flow projections. The Company used the income approach to estimate the fair value of the Company’s loan receivable with Cronos GrowCo. Under the income approach, significant assumptions used that required the use of judgment were the credit spread and interest rate volatility.
The table below summarizes the unaudited provisional estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Cronos GrowCo Transaction. The Company's preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as the Company completes the valuation process, which may result in an adjustment, which could be material, to the preliminary values presented below. The Company expects to complete the purchase price allocation as soon as reasonably possible, but not to exceed one year from the date of completion of the Cronos GrowCo Transaction.

Cash	$5,993
Accounts receivable	2,437
Inventory	31,041
Prepaids and other current assets	795
Goodwill	36,421
Property, plant and equipment	119,600
Accounts payable	(2,913)
Accrued liabilities	(2,757)
Deferred income tax liability	(11,738)
Total purchase price	$178,879
The inventory acquired in the Cronos GrowCo Transaction of $31,041 includes a step-up to fair value of $17,908. For both the three and nine months ended September 30, 2024, the Company recognized $7,116 of this inventory step-up into cost of sales on the condensed consolidated statements of income (loss) and comprehensive income (loss).
The following table presents details of the property, plant and equipment acquired by major category:

Fair value at date of Cronos GrowCo Transaction
Land	$4,557
Building and leasehold improvements	49,356
Machinery and equipment	53,573
Furniture and fixtures	580
Construction in progress	11,534
Total	$119,600
The Company’s results of operations for the three and nine months ended September 30, 2024, included three months of the operating results of Cronos GrowCo, which was comprised of revenue of $4,268 and loss before income taxes of $1,606. Business combination-related costs of $334 and $530 were incurred in relation to the Cronos GrowCo Transaction in the three and nine months ended September 30, 2024, respectively, and were reported in general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
As part of the Cronos GrowCo Transaction, the Company preliminarily recorded goodwill of $36,421, none of which is deductible for income tax purposes. The goodwill acquired was primarily attributable to the ability to secure a long-term supply of cannabis and to take advantage of growth opportunities from the expansion of Cronos GrowCo’s cultivation and processing facilities.
The following table presents unaudited supplemental pro forma results for the three and nine months ended September 30, 2024 and 2023, respectively, as if the Cronos GrowCo Transaction had occurred as of January 1, 2023. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the business combination had taken place at such time. The unaudited pro forma results presented below include adjustments such as amortization of inventory step-up, amortization charges for acquired intangible assets, depreciation adjustments for property, plant and equipment that has been revalued, adjustment of interest expense and interest income resulting from the effective settlement of pre-existing debt financing in connection with the Cronos GrowCo Transaction and adjustments for certain business combination-related charges.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net revenue	$34,264	$31,249	$94,788	$76,258
Gross profit	(3,540)	3,686	14,124	(881)
Operating expenses	37,266	27,036	82,715	77,107
Other income	(6,002)	17,416	8,892	74,788
Net income (loss) attributable to Cronos Group	$(29,447)	$(3,914)	$(39,578)	$(10,786)
Material nonrecurring pro forma adjustments directly attributable to the Cronos GrowCo Transactions include the following:
•Acquired inventory fair value step-up of $18,283 is assumed to be recorded at January 1, 2023. As such, historical amortization of the acquired inventory step-up of $7,116 recognized in the historical three month period ended September 30, 2024 was removed from pro forma net income for the three months and nine months ended September 30, 2024. The entire inventory fair value step-up of $18,283 was recognized as an incremental product cost in the nine months ended September 30, 2023, with $4,583 recognized in the three months ended September 30, 2023 as the inventory acquired at the business combination date is expected to turnover within eight months.
•Pre-business combination revenues for sales from Cronos GrowCo to the Company of $2,664 and $15,489 were adjusted out for the three months and nine months ended September 30, 2023, respectively, and $14,776 of pre-business combination revenues were adjusted out for the nine months ended September 30, 2024 as these amounts would have been eliminated in consolidation. Company pre-business combination cost of sales of $4,232 and $12,147 were adjusted out for the three and nine months ended September 30, 2023, respectively, and $11,386 of pre-business combination cost of sales were adjusted out for the nine months ended September 30, 2024, as these amounts would have been eliminated in consolidation.
•The gain on the revaluation of the equity method investment and loan receivable relating to the Cronos GrowCo Transaction of $32,469 and $11,804, respectively, were adjusted out for the three months and nine months ended September 30, 2024 and added into the nine months ended September 30, 2023 as this revaluation is assumed to have occurred on January 1, 2023.
3. Discontinued Operations
In the second quarter of 2023, the Company exited its then-existing U.S. hemp-derived cannabinoid product operations. Accordingly, the net loss of the U.S. operations for the three and nine months ended September 30, 2023 are reported separately as loss from discontinued operations on the condensed consolidated statements of net income (loss) and comprehensive income (loss). There was no activity in discontinued operations for the three and nine months ended September 30, 2024.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following table presents the major components comprising loss from discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023:

	Three months ended September 30,	Nine months ended September 30,
	2023
Net revenue	$—	$1,029
Cost of sales	—	2,044
Inventory write-down(i)	—	839
Gross profit	—	(1,854)
Operating expenses
Sales and marketing	—	518
Research and development	—	20
General and administrative	190	926
Restructuring costs	28	562
Share-based compensation	(4)	17
Depreciation and amortization	—	13
Impairment loss on long-lived assets(ii)	—	205
Total operating expenses	214	2,261
Interest income	1	9
Other, net(iii)	31	(132)
Total other income (loss)	32	(123)
Loss before income taxes	(182)	(4,238)
Income tax expense (benefit)	—	—
Net loss from discontinued operations	$(182)	$(4,238)
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
(iii)For the three and nine months ended September 30, 2023, Other, net related to loss on disposal of assets that were part of the U.S. operations.

The following tables present the Company’s discontinued operations revenue by major product category:

	Three months ended September 30,	Nine months ended September 30,
	2023
Cannabis extracts	—	1,029
Net revenue	$—	$1,029

The following tables summarize the Company’s discontinued operations restructuring activity for the three and nine months ended September 30, 2023:

	Accrual as of June 30, 2023	Expenses	Payments/Write-offs	Accrual as of September 30, 2023
Employee Termination Benefits	$219	$28	$(169)	$78
Other Restructuring Costs	92	—	(92)	—
Total	$311	$28	$(261)	$78

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	Accrual as of December 31, 2022	Expenses	Payments/Write-offs	Accrual as of September 30, 2023
Employee Termination Benefits	$—	$470	$(392)	$78
Other Restructuring Costs	—	92	(92)	—
Total	$—	$562	$(484)	$78

The Company had no assets or liabilities presented in the condensed consolidated balance sheets related to its discontinued operations as of both September 30, 2024 and December 31, 2023.
For the nine months ended September 30, 2024, there were no purchases of property plant and equipment related to discontinued operations. For the nine months ended September 30, 2023, purchases of property plant and equipment related to discontinued operations were $67.
4. Inventory, net
Inventory, net is comprised of the following items:

	As of September 30, 2024	As of December 31, 2023
Raw materials	$5,133	$4,795
Work-in-progress	27,470	10,593
Finished goods	14,387	14,819
Supplies and consumables	260	288
Total	$47,250	$30,495
As a result of the Cronos GrowCo Transaction, the Company recorded a step-up to Cronos GrowCo’s existing inventory of $17,908 to bring the inventory balance acquired by the Company to its fair value. For both the three and nine months ended September 30, 2024, the Company recognized $7,116 of this inventory step-up into cost of sales on the condensed consolidated statements of income (loss) and comprehensive income (loss). For more information, see Note 2 “Business Combination.”
5. Investments
(a)Equity method investments, net
As a result of the Cronos GrowCo Transaction, the existing equity method investment in Cronos GrowCo was remeasured at its fair value. In both the three and nine months ended September 30, 2024, we recorded a gain of $32,469 on the condensed consolidated statements of net income (loss) and comprehensive income (loss) from remeasuring our equity method investment in Cronos GrowCo. For more information, see Note 2 “Business Combination”

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
A reconciliation of the carrying amount of the investments in equity method investees, net is as follows:

	Ownership interest	As of September 30, 2024	As of December 31, 2023
Cronos GrowCo(i)	50%	$—	$19,488
		$—	$19,488
(i)The Company obtained control of Cronos GrowCo on July 1, 2024, and, as a result, the investment in Cronos GrowCo is now accounted for as an intercompany transaction and eliminated upon consolidation from the business combination date onwards.
The following is a summary of the Company’s share of net income from equity investments accounted for under the equity method of accounting:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Cronos GrowCo(i)	$—	$1,057	$2,365	$831
	$—	$1,057	$2,365	$831
(i)The Company obtained control of Cronos GrowCo on July 1, 2024, and, as a result, the investment in Cronos GrowCo is now accounted for as an intercompany transaction and eliminated upon consolidation from the business combination date onwards.
(b)Other investments
Other investments consist of investments in common shares and options of two companies in the cannabis industry.
PharmaCann Option
On June 14, 2021, the Company purchased an option (the “PharmaCann Option”) to acquire 473,787 shares of Class A Common Stock of PharmaCann, Inc. (“PharmaCann”), a vertically integrated cannabis company in the United States, at an exercise price of $0.0001 per share, representing approximately 10.5% of PharmaCann’s issued and outstanding capital stock on a fully diluted basis as of the date of the PharmaCann Option, for an aggregate purchase price of approximately $110,392. The PharmaCann Option is classified as an investment in an equity security without a readily determinable fair value. The Company measures the PharmaCann Option at cost less accumulated impairment charges, if any, and subsequently adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As of September 30, 2024 and December 31, 2023, based on updated information provided by PharmaCann in the third quarter, the Company’s ownership percentage in PharmaCann on a fully diluted basis was approximately 5.8% and 6.6%, respectively. The decrease in the Company’s ownership percentage since acquisition does not materially affect the Company’s rights under the PharmaCann Option. The PharmaCann Option is measured at fair value on a non-recurring basis and is a level 3 asset. See Note 13 “Fair Value Measurements” for more information on the fair value hierarchy. The PharmaCann Option is reported as Other investments on the consolidated balance sheet as of September 30, 2024 and December 31, 2023.
During the first and second quarters of 2024, the Company identified adverse forecast changes in the financial performance of PharmaCann as indicators of impairment related to the PharmaCann Option and conducted analyses comparing the PharmaCann Option’s carrying amount to its estimated fair value. The fair value was estimated using the market approach. Under the market approach, the key assumptions are the selected multiples and the discount for lack of marketability. As a result of these analyses, the Company recorded non-cash impairment charges of $12,734 and $12,916 in the first and second quarters of 2024, respectively, as the difference between the carrying amount of the PharmaCann Option and its estimated fair value, in the condensed consolidated statements of net income (loss) and comprehensive income (loss) for the nine months ended September 30, 2024.
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
The following table summarizes the Company’s other investments activity:

	As of June 30, 2024	Unrealized loss	Impairment charges	Foreign exchange effect	As of September 30, 2024
PharmaCann	$—	$—	$—	$—	$—
Vitura	3,168	(371)	—	103	2,900
	$3,168	$(371)	$—	$103	$2,900

	As of December 31, 2023	Unrealized loss	Impairment charges	Foreign exchange effect	As of September 30, 2024
PharmaCann	$25,650	$—	$(25,650)	$—	$—
Vitura	9,601	(6,468)	—	(233)	2,900
	$35,251	$(6,468)	$(25,650)	$(233)	$2,900

	As of June 30, 2023	Unrealized loss	Impairment charges	Foreign exchange effect	As of September 30, 2023
PharmaCann	$49,000	$—	$—	$—	$49,000
Vitura	18,925	(5,204)	—	(578)	13,143
	$67,925	$(5,204)	$—	$(578)	$62,143

	As of December 31, 2022	Unrealized loss	Impairment charges	Foreign exchange effect	As of September 30, 2023
PharmaCann	$49,000	$—	$—	$—	$49,000
Vitura	21,993	(7,933)	—	(917)	13,143
	$70,993	$(7,933)	$—	$(917)	$62,143

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
6. Loans Receivable, net
Loans receivable, net consists of the following:

	As of September 30, 2024	As of December 31, 2023
GrowCo Credit Facility(i)	$—	$5,034
Add: Current portion of Mucci Promissory Note accrued interest	233	507
Total current portion of loans receivable, net	233	5,541
GrowCo Credit Facility(i)	—	53,638
Mucci Promissory Note	14,081	13,379
Cannasoul Collaboration Loan	1,706	1,771
Add: Long-term portion of accrued interest	299	248
Total long-term portion of loans receivable, net	16,086	69,036
Total loans receivable, net(i)	$16,319	$74,577
(i)The Company obtained control of Cronos GrowCo on July 1, 2024, and, as a result, the loans receivable from Cronos GrowCo are now accounted for as intercompany transactions and eliminated upon consolidation from the business combination date onwards.
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
In June 2024, the GrowCo Credit Facility was amended to increase the aggregate principal amount available by C$70,000 by providing a second secured non-revolving credit facility (“Term Loan B”). The funds from Term Loan B will be used to expand Cronos GrowCo’s purpose-built cannabis facility and Term Loan B will mature 10 years after the commencement of sales from the Phase 2 Expansion area. Principal will be repaid under Term Loan B on a quarterly basis after the commencement of sales from the Phase 2 Expansion area. Interest on Term Loan B is payable on a quarterly basis until maturity beginning after the first borrowing under Term Loan B. Prior to July 1, 2024, only C$12,000 of the C$70,000 increased principal availability could be drawn, which Cronos GrowCo drew in full on June 20, 2024.
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
As a result of the Cronos GrowCo Transaction on July 1, 2024, the existing loans receivable under the GrowCo Credit Facility were remeasured at their fair value and effectively settled. We recorded a gain of $11,804 to revaluation gain on loan receivable on the condensed consolidated statements of net income (loss) and comprehensive income (loss) in the three and nine months ended September 30, 2024, from remeasuring our outstanding loans receivable with GrowCo. For more information, see Note 2 “Business Combination.”
Mucci Promissory Note
On June 28, 2019, the Company entered into a promissory note receivable agreement (the “Mucci Promissory Note”) for C$16,350 (approximately $12,089) with the Cronos GrowCo joint venture partner (“Mucci”). The Mucci Promissory Note is secured by a general security agreement covering all the assets of Mucci. On September 30, 2022, the Mucci Promissory Note was amended and restated to increase the interest rate from 3.95% to the Canadian Prime Rate plus 1.25%, change the interest payments from quarterly to annual, and defer Mucci’s initial cash interest payment from September 30, 2022 to July 1, 2023. On June 20, 2024, the Mucci Promissory Note was amended and restated. As a result, interest accrued on the Mucci Promissory Note between July 1, 2023 and July 1, 2024 was capitalized as part of the principal balance. As of July 1, 2024, interest is accrued and to be paid in cash beginning on July 1, 2025.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
Prior to July 1, 2022, interest accrued on the Mucci Promissory Note was capitalized as part of the principal balance. As of July 1, 2022, interest was accrued and to be paid in cash beginning on July 1, 2023. Prior to 2023, there were no repayments of principal or interest on the Mucci Promissory Note. For the three and nine months ended September 30, 2023, Mucci made a payment of C$1,750 (approximately $1,322) under the Mucci Promissory Note, with C$1,187 ($897) related to accrued interest and C$563 ($425) related to outstanding principal. For the three and nine months ended September 30, 2024, there were no repayments of principal or interest on the Mucci Promissory Note.
Cannasoul Collaboration Loan
As of both September 30, 2024 and December 31, 2023, Cannasoul Lab Services Ltd. has received ILS 8,297 (approximately $2,175 and $2,294, respectively), from the Cannasoul Collaboration Loan.
Expected credit loss allowances on the Company’s long-term financial assets for the nine months ended September 30, 2024 and 2023 were comprised of the following items:

	As of June 30, 2024	Increase (decrease)(ii)	Foreign exchange effect	As of September 30, 2024
GrowCo Credit Facility(i)	$11,838	$(11,804)	$(34)	$—
Mucci Promissory Note	90	1	1	92
Cannasoul Collaboration Loan	506	4	10	520
	$12,434	$(11,799)	$(23)	$612

	As of December 31, 2023	Increase (decrease)(ii)	Foreign exchange effect	As of September 30, 2024
GrowCo Credit Facility(i)	$11,176	$(10,794)	$(382)	$—
Mucci Promissory Note	89	4	(1)	92
Cannasoul Collaboration Loan	524	12	(16)	520
	$11,789	$(10,778)	$(399)	$612

	As of June 30, 2023	Increase (decrease)(iii)	Foreign exchange effect	As of September 30, 2023
GrowCo Credit Facility	$11,579	$(199)	$(283)	$11,097
Mucci Promissory Note	86	2	(2)	86
Cannasoul Collaboration Loan	503	4	(14)	493
	$12,168	$(193)	$(299)	$11,676

	As of December 31, 2022	Increase (decrease)(iii)	Foreign exchange effect	As of September 30, 2023
GrowCo Credit Facility	$12,455	$(1,348)	$(10)	$11,097
Mucci Promissory Note	89	(3)	—	86
Cannasoul Collaboration Loan	522	12	(41)	493
	$13,066	$(1,339)	$(51)	$11,676
(i)The Company obtained control of Cronos GrowCo on July 1, 2024, and, as a result, the loans receivable from Cronos GrowCo are now accounted for as intercompany transactions and eliminated upon consolidation from the business combination date onwards.
(ii)During the three and nine months ended September 30, 2024, $5 and $1,026, respectively, were recorded as increases to general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss) as a result of adjustments to our expected credit losses. During both the three and nine months ended September 30, 2024, $11,804 was recorded as a gain on revaluation of loans receivable on the condensed consolidated statements of net income (loss) and comprehensive income (loss) from remeasuring our outstanding loans receivable with Cronos GrowCo as a result of the Cronos GrowCo Transaction.
(iii)During the three and nine months ended September 30, 2023, $193 and $1,339, respectively, were recorded as decreases to general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss) as a result of adjustments to our expected credit losses.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
7. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	As of
	September 30, 2024	December 31, 2023
Cost
Land	$6,656	$2,764
Building and leasehold improvements	198,016	168,498
Machinery and Equipment	70,719	21,322
Furniture and fixtures	2,700	3,385
Construction in progress	21,401	3,269
Total Cost	299,492	199,238
Less: accumulated depreciation	(28,116)	(30,707)
Less: accumulated impairment charges	(108,860)	(109,063)
Total	$162,516	$59,468

During the first quarter of 2024, the Company ceased operations at its Winnipeg, Manitoba facility (“Cronos Fermentation”) and performed an assessment under ASC 360 of the recoverability of the carrying value of the Cronos Fermentation assets, and determined the carrying value of the assets was not fully recoverable. The fair value was estimated using a combination of the market and income approaches. As a result of this analysis, an impairment loss on long-lived assets of $1,631 was recorded to the condensed consolidated statements of net income loss and comprehensive loss in the nine months ended September 30, 2024. In addition, the Cronos Fermentation assets were classified as held-for-sale in the first quarter of 2024 at a fair value less costs to sell of $19,398. For more information, see Note 9, “Restructuring.”
For the three and nine months ended September 30, 2024, depreciation expense on property, plant and equipment was $2,552 and $3,861, respectively. For the three and nine months ended September 30, 2023, depreciation expense on property, plant and equipment was $1,158 and $3,766, respectively. This depreciation expense was included in cost of sales as well as depreciation and amortization in operating expenses on the consolidated statements of net loss and comprehensive loss.
The following table presents details of the property, plant and equipment acquired on July 1, 2024, in the Cronos GrowCo Transaction by major category:

Fair value at date of Cronos GrowCo Transaction
Land	$4,557
Building and leasehold improvements	49,356
Machinery and Equipment	53,573
Furniture and fixtures	580
Construction in progress	11,534
Total	$119,600
For more information, see Note 2 “Business Combination.”

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
8. Goodwill and Intangible Assets, net
(a)    Goodwill
As a result of the Cronos GrowCo Transaction, the Company preliminarily recorded goodwill of $36,421, none of which is deductible for income tax purposes. The goodwill recognized was primarily attributable to the ability to secure a long-term supply of cannabis and to take advantage of growth opportunities from the expansion of Cronos GrowCo’s cultivation and processing facilities. See Note 2 “Business Combination” for additional information.
Goodwill is comprised of the following items as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Cost	Accumulated impairment charges	Net
Peace Naturals	$1,035	$—	$1,035
Cronos GrowCo	36,993	—	36,993
	$38,028	$—	$38,028

	As of December 31, 2023
	Cost	Accumulated impairment charges	Net
Peace Naturals	$1,057	$—	$1,057
	$1,057	$—	$1,057
(b)    Intangible assets, net
In the third quarter of 2024, the Company determined that it was no longer utilizing and had no current plans to utilize the intellectual property associated with its exclusive licenses with Ginkgo Bioworks Holdings, Inc. (“Ginkgo”). As a result, the remaining net book value of $14,258 was impaired and recorded to impairment loss on long-lived assets on the condensed consolidated statements of income (loss) and comprehensive income (loss) in both the three and nine months ended September 30, 2024.
Intangible assets, net are comprised of the following items as of September 30, 2024 and December 31, 2023:

	Useful life (in years)	As of September 30, 2024
		Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	5	$7,156	$(4,538)	$(76)	$2,542
Health Canada licenses	17	8,287	(1,775)	(6,512)	—
Ginkgo exclusive licenses	10	27,736	(5,655)	(22,081)	—
Israeli codes(i)	20	276	(71)	—	205
Total definite-lived intangible assets		43,455	(12,039)	(28,669)	2,747
Lord Jones® brand	N/A	64,000	—	(62,500)	1,500
Trademarks	N/A	142	—	(142)	—
Total intangible assets		$107,597	$(12,039)	$(91,311)	$4,247

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	Useful life (in years)	As of December 31, 2023
		Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	5	$6,860	$(3,508)	$(78)	$3,274
Health Canada licenses	17	8,463	(1,813)	(6,650)	—
Ginkgo exclusive licenses	10	28,326	(4,276)	(7,968)	16,082
Israeli codes(i)	20	284	(62)	—	222
Total definite-lived intangible assets		43,933	(9,659)	(14,696)	19,578
Lord Jones® brand	N/A	64,000	—	(62,500)	1,500
Trademarks	N/A	142	—	(142)	—
Total intangible assets		$108,075	$(9,659)	$(77,338)	$21,078
(i)The Israeli codes were transferred by non-controlling interests to Cronos Israel in exchange for their equity interests in the Cronos Israel entities.
As of September 30, 2024, the estimated future amortization of definite-lived intangible assets is as follows:

As of September 30, 2024
Remainder of 2024 (3 months)	$360
2025	1,275
2026	719
2027	215
2028	28
2029	24
Thereafter	126
$2,747
Impairment of Intangible Assets
Accumulated impairment charges on intangible assets, net consist of:

	As of December 31, 2023	Impairment charges	Foreign exchange effect	As of September 30, 2024
Software	$(78)	$—	$2	$(76)
Health Canada licenses	(6,650)	—	138	(6,512)
Ginkgo exclusive license	(7,968)	(14,258)	145	(22,081)
Lord Jones® brand	(62,500)	—	—	(62,500)
Trademarks	(142)	—	—	(142)
	$(77,338)	$(14,258)	$285	$(91,311)

	As of December 31, 2022	Impairment charges	Foreign exchange effect	As of December 31, 2023
Software	$(76)	$—	$(2)	$(78)
Health Canada licenses	(6,498)	—	(152)	(6,650)
Ginkgo exclusive license	(4,434)	(3,366)	(168)	(7,968)
Lord Jones® brand	(62,500)	—	—	(62,500)
Trademarks	(142)	—	—	(142)
	$(73,650)	$(3,366)	$(322)	$(77,338)

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
9. Restructuring
In the first quarter of 2022, the Company initiated a strategic plan to realign the business around its brands, centralize functions and evaluate the Company’s supply chain (the “Realignment”). As part of the Realignment, on February 28, 2022, the Board approved plans to leverage the Company’s strategic partnerships to improve supply chain efficiencies and reduce manufacturing overhead by exiting its production facility in Stayner, Ontario, Canada (the “Peace Naturals Campus”). On February 27, 2023, the Board approved revisions to the Realignment, which were expected to result in the Company maintaining select components of its operations at the Peace Naturals Campus, namely distribution warehousing, certain research and development activities and manufacturing of certain of the Company’s products, while seeking to sell and lease back all or some of the Peace Naturals Campus or to lease certain portions of the Peace Naturals Campus to third parties. In the third quarter of 2023, the Board approved revisions to the Realignment to wind-down operations at Cronos Fermentation, list the Company’s Winnipeg, Manitoba facility (the “Cronos Fermentation Facility”) for sale, and implement additional organization-wide cost reductions as the Company continues its Realignment initiatives. The Realignment initiatives were intended to position the Company to drive profitable and sustainable growth over time.
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
During the first quarter of 2024, the Company ceased operations at Cronos Fermentation and performed an assessment under ASC 360 of the recoverability of the carrying value of the Cronos Fermentation assets, and determined the carrying value of the assets was not fully recoverable. The fair value was estimated using a combination of the market and income approaches. As a result of this analysis, an impairment loss on long-lived assets of $1,631 was recorded to the condensed consolidated statements of net loss and comprehensive loss in the nine months ended September 30, 2024. In addition, the Cronos Fermentation assets were classified as held-for-sale in the first quarter of 2024 at a fair value less costs to sell of $19,398 and continue to be classified as held-for-sale as of September 30, 2024. During the third quarter of 2024, the Company adjusted its sales strategy for the Cronos Fermentation assets to market the assets to a broader buyer pool, which resulted in the recognition of a loss on held-for-sale assets of $10,422 on the condensed consolidated statements of net income (loss) and comprehensive income (loss) in both the three and nine months ended September 30, 2024.
During the three and nine months ended September 30, 2024, the Company incurred nil and $630 of restructuring costs in its continuing operations in connection with the Realignment. Charges related thereto include shutdown costs at the Cronos Fermentation Facility, as well as employee-related costs such as severance and other termination benefits. During both the three and nine months ended September 30, 2023, the Company incurred $1,423 of restructuring costs in its continuing operations in connection with the Realignment. Charges related thereto include employee-related costs such as severance and other termination benefits. Restructuring costs incurred in the Company’s discontinued operations during the three and nine months ended September 30, 2023 is presented in Note 3 “Discontinued Operations.”

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following table summarizes the Company’s restructuring activity for the three and nine months ended September 30, 2024:

	Accrual as of June 30, 2024	Expenses	Payments/Write-offs	Accrual as of September 30, 2024
Employee Termination Benefits	$24	$—	$(24)	$—
Other Restructuring Costs	547	—	(547)	—
Total	$571	$—	$(571)	$—

	Accrual as of December 31, 2023	Expenses	Payments/Write-offs	Accrual as of September 30, 2024
Employee Termination Benefits	$150	$62	$(212)	$—
Other Restructuring Costs	—	568	(568)	—
Total	$150	$630	$(780)	$—

	Accrual as of June 30, 2023	Expenses	Payments/Write-offs	Accrual as of September 30, 2023
Employee Termination Benefits	$61	$1,420	$(947)	$534
Other Restructuring Costs	—	3	(3)	—
Total	$61	$1,423	$(950)	$534

	Accrual as of December 31, 2022	Expenses	Payments/Write-offs	Accrual as of September 30, 2023
Employee Termination Benefits	$403	$1,420	$(1,289)	$534
Other Restructuring Costs	21	3	(24)	—
Total	$424	$1,423	$(1,313)	$534
10. Share-based Compensation
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
The following table summarizes the total share-based compensation expense associated with the Company’s stock options and RSUs for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Stock options	$34	$35	$101	$1,141
RSUs	2,228	1,922	6,412	5,682
Total share-based compensation	$2,262	$1,957	$6,513	$6,823
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

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following is a summary of the changes in stock options for the nine months ended September 30, 2024 and 2023:

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of December 31, 2023	$14.50	2,103,201	1.84
Cancellation, forfeiture and expiry of options	19.05	(1,385,937)
Balance as of September 30, 2024	$5.63	717,264	3.90
Exercisable as of September 30, 2024	$6.39	535,469	3.42

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of December 31, 2022	$10.57	5,350,600	0.73
Issuance of options	2.96	188,317
Cancellation, forfeiture and expiry of options	7.75	(3,435,716)
Balance as of September 30, 2023	$14.50	2,103,201	2.09
Exercisable as of September 30, 2023	$16.02	1,845,841	1.50
(i)The weighted-average exercise price reflects the conversion of foreign currency-denominated stock options translated into C$ using the average foreign exchange rate as of the date of issuance.
The following table summarizes stock options outstanding:

	As of September 30, 2024	As of December 31, 2023
2020 Omnibus Plan	702,264	702,264
2018 Stock Option Plan	15,000	1,400,937
Total stock options outstanding	717,264	2,103,201
(c)Restricted share units
The following is a summary of the changes in RSUs for the nine months ended September 30, 2024 and 2023:

	Weighted-average grant date fair value (C$)(ii)	Number of RSUs
Balance as of December 31, 2023	$3.77	7,381,541
Granted(i)	2.95	2,503,835
Vested and issued	3.51	(1,364,864)
Cancellation and forfeitures	2.99	(125,616)
Balance as of September 30, 2024	$3.53	8,394,896

	Weighted-average grant date fair value (C$)(ii)	Number of RSUs
Balance as of December 31, 2022	$4.63	5,725,470
Granted(i)	2.65	2,883,500
Vested and issued	5.13	(764,056)
Cancellation and forfeitures	3.65	(510,342)
Balance as of September 30, 2023	$3.86	7,334,572
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

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(d)Deferred share units
The following is a summary of the changes in DSUs for the nine months ended September 30, 2024 and 2023:

	Financial liability	Number of DSUs
Balance as of December 31, 2023	$1,092	521,679
Granting and vesting of DSUs	450	193,965
DSU liabilities settled	(359)	(155,383)
Loss on revaluation	59	—
Balance as of September 30, 2024	$1,242	560,261

	Financial liability	Number of DSUs
Balance as of December 31, 2022	$674	265,732
Granting and vesting of DSUs	450	255,947
Gain on revaluation	(82)	—
Balance as of September 30, 2023	$1,042	521,679

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
11. Income (Loss) per Share
Basic and diluted income (loss) per share from continuing and discontinued operations are calculated as follows (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Basic income (loss) per share computation
Net income (loss) from continuing operations attributable to the shareholders of Cronos Group	$8,349	$(1,462)	$(2,649)	$(24,935)
Weighted-average number of common shares outstanding for computation for basic income (loss) per share	382,285,589	381,100,005	381,963,097	380,900,334
Basic income (loss) from continuing operations per share	$0.02	$(0.00)	$(0.01)	$(0.07)

Loss from discontinued operations attributable to the shareholders of Cronos Group	$—	$(182)	$—	$(4,238)
Weighted-average number of common shares outstanding for computation of basic loss from discontinued operations per share	382,285,589	381,100,005	381,963,097	380,900,334
Basic loss from discontinued operations per share	$—	$(0.00)	$—	$(0.01)

Diluted income (loss) per share computation
Net income (loss) from continuing operations attributable to the shareholders of Cronos Group	$8,349	$(1,462)	$(2,649)	$(24,935)

Weighted-average number of common shares outstanding used in the computation of basic income (loss) per share	382,285,589	381,100,005	381,963,097	380,900,334
Dilutive effect of RSUs	3,408,093	—	—	—
Dilutive effect of Top-up Rights – market price	290,725	—	—	—
Weighted-average number of common shares for computation of diluted income (loss) from continuing operations per share(i)	385,984,407	381,100,005	381,963,097	380,900,334
Diluted income (loss) from continuing operations per share	$0.02	$(0.00)	$(0.01)	$(0.07)

Loss from discontinued operations attributable to the shareholders of Cronos Group	$—	$(182)	$—	$(4,238)
Weighted-average number of common shares for computation of diluted loss from discontinued operations per share	385,984,407	381,100,005	381,963,097	380,900,334
Diluted loss from discontinued operations per share	$0.00	$(0.00)	$0.00	$(0.01)
(i)In computing diluted loss per share, incremental common shares are not considered in periods in which a net loss is reported as the inclusion of the common share equivalents would be anti-dilutive.
For the three months ended September 30, 2024 and 2023, total securities of 15,065,666 and 23,340,811, respectively, were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive. For the nine months ended September 30, 2024 and 2023, total securities of 20,926,402 and 27,399,000, respectively, were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive.
12. Commitments and Contingencies
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
(i)Class action complaints relating to restatement of 2019 interim financial statements
On March 11 and 12, 2020, two alleged shareholders of the Company separately filed two putative class action complaints in the U.S. District Court for the Eastern District of New York against the Company and its Chief Executive Officer and former Chief Financial Officer. The court consolidated the cases, and the consolidated amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5, promulgated thereunder, against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The consolidated amended complaint generally alleges that certain of the Company’s prior public statements about revenue and internal controls were incorrect based on the Company’s disclosures relating to the Audit Committee of the Board of Directors’ review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel. The consolidated amended complaint does not quantify a damage request. The defendants moved to dismiss on February 8, 2021. On November 17, 2023, the court entered an order granting the motion and dismissed the case with prejudice. On December 1, 2023, the shareholder plaintiffs sought reconsideration of the dismissal, requesting that the court instead dismiss the action without prejudice and permit the plaintiffs to seek leave to further amend the complaint. The reconsideration motion is pending.
On June 3, 2020, an alleged shareholder filed a Statement of Claim, as amended on August 12, 2020, in the Ontario Superior Court of Justice in Toronto, Ontario, Canada, seeking, among other things, an order certifying the action as a class action on behalf of a putative class of shareholders and damages of an unspecified amount. The Amended Statement of Claim named (i) the Company, (ii) its Chief Executive Officer, (iii) former Chief Financial Officer, (iv) former Chief Financial Officer and Chief Commercial Officer, and (v) current and former members of the Board as defendants and alleged breaches of the Ontario Securities Act, oppression under the Ontario Business Corporations Act and common law misrepresentation. The Amended Statement of Claim generally alleged that certain of the Company’s prior public statements about revenue and internal controls were misrepresentations based on the Company’s March 2, 2020 disclosure that the Audit Committee of the Board of Directors was conducting a review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel, and the Company’s subsequent restatement. The Amended Statement of Claim did not quantify a damage request. On June 28, 2021, the Court dismissed motions brought by the plaintiff for leave to commence a claim for misrepresentation under the Ontario Securities Act and for certification of the action as a class action. The plaintiff appealed the Court’s dismissal of the motions only with respect to the Company, the Chief Executive Officer, and the now former Chief Financial Officer; the remaining defendants were dismissed from the matter with prejudice and the Company and all individual defendants agreed not to seek costs from plaintiff in connection with the dismissal of the motions. On September 26, 2022, the Court of Appeal for Ontario reversed the Superior Court’s dismissal of the leave and certification motions, granted the plaintiff leave to proceed to bring a claim for misrepresentation under the Ontario Securities Act, and remitted the certification motion back to the Superior Court. On April 11, 2023, the plaintiff filed a Fresh as Amended Statement of Claim, which reflected the dismissal of the defendants for which an appeal was not sought, the removal of the claims for oppression under the Ontario Business Corporations Act and common law misrepresentation, as well as shortening the proposed class period. On October 10, 2023, the Superior Court certified the action on behalf of a class of persons or entities who acquired shares in the secondary market, including on the TSX and Nasdaq, during the period from May 9, 2019 to March 30, 2020, other than certain excluded persons.
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
On January 18, 2024, the Company was notified that the Trade Levies Commissioner of the Israel Ministry of Economy and Industry initiated a public investigation of alleged dumping of medical cannabis imports from Canada into Israel. On July 9, 2024, the Commissioner announced a preliminary determination proposing to impose an anti-dumping duty on Canadian licensed producers. Under the proposal, the Company would have been subject to a proposed duty of 369%. The Commissioner determined not to impose a provisional duty at that time pending the conclusion of the Ministry’s investigation. The Company responded to requests for information from the Ministry. On July 25, 2024, a group of cannabis cultivators filed an administrative petition in the District Court of Jerusalem, Israel against the Trade Levies Commissioner and certain Israeli and Canadian businesses. The administrative petition seeks a court order requiring the Trade Levies Commissioner to impose a temporary duty on cannabis imported from Canada during the pendency of the investigation until the date on which a final determination is made by the Ministry whether to impose a duty. On September 9, 2024, the Company filed a motion to join the litigation; the court granted the Company’s motion on September 23, 2024. On November 10, 2024, the Trade Levies Commissioner published final findings under which the Company would be subject to a proposed duty of 175%. A provisional duty is not being imposed at this time. The Commissioner’s findings will now be evaluated by an ad hoc advisory committee, which is expected to make recommendations to the Ministers of Economy and Finance and the Finance Committee of the Knesset of whether to impose a duty. The Company cannot predict the outcome of the ad hoc committee’s review or the determinations of the Ministers of Economy or Finance, or the Finance Committee of the Knesset.
We expect litigation and regulatory proceedings relating to the marketing, distribution, import and sale of our products to increase.
13. Fair Value Measurements
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

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$862,034	$—	$—	$862,034
Other investments(i)	2,900	—	—	2,900
Derivative liabilities	—	—	192	192

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$669,291	$—	$—	$669,291
Short-term investments	192,237	—	—	192,237
Other investments(i)	9,601	—	—	9,601
Derivative liabilities	—	—	102	102
(i)As of September 30, 2024 and December 31, 2023, the Company’s influence on Vitura is deemed non-significant and the investment is considered an equity security with a readily determinable fair value. See Note 5 “Investments” for additional information.
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
(i)On June 14, 2021, the Company purchased an option to acquire 473,787 shares of Class A Common Stock of PharmaCann, a vertically integrated cannabis company in the United States, at an exercise price of $0.0001 per share, representing approximately 10.5% of PharmaCann’s issued and outstanding capital stock on a fully diluted basis as of the date of the PharmaCann Option, for an aggregate purchase price of approximately $110,392. As of September 30, 2024 and December 31, 2023, based on updated information provided by PharmaCann in the first quarter, the Company’s ownership percentage in PharmaCann on a fully diluted basis was approximately 5.8% and 6.6%. In the second quarter of, 2024, the PharmaCann Option was impaired to zero. See Note 5 “Investments.”
There were no transfers between fair value categories during the periods presented.
14. Related Party Transactions
(a)Vendor Agreement
In November 2022, the Company entered into an agreement with an external vendor whereby the vendor would provide certain manufacturing services to the Company. The vendor then subcontracted out a portion of those services to another company whose chief executive officer is an immediate family member of an executive of the Company. The Company purchased $406 and $1,842 of products and services under this subcontracted agreement for the three and nine months ended September 30, 2023. The Company had $0 and $28 in outstanding payables related to the subcontracted agreement as of September 30, 2024 and December 31, 2023, respectively.
In November 2023, the Company negotiated a direct contract with the related-party vendor. During the three and nine months ended September 30, 2024, the Company purchased $410 and $1,346 of products and services under this agreement and had outstanding accounts payable related to the agreement of $82 and $11 as of September 30, 2024 and December 31, 2023, respectively.
(b)Consulting Agreement
In connection with the Cronos GrowCo Transaction, Cronos GrowCo entered into a consulting services agreement with a consulting firm managed by a member of the group of investors holding the remaining 50% ownership of Cronos GrowCo, pursuant to which the consulting firm provides management services to Cronos GrowCo. During both the three and nine months ended September 30, 2024, the Company incurred $220 of expense under this agreement. As of September 30, 2024, the Company had $665 in outstanding payables related to this agreement, which included $444 that were acquired in the Cronos GrowCo Transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read together with other information, including Cronos Group’s condensed consolidated interim financial statements and the related notes to those statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (this “Quarterly Report”), consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), Part I, Item 1A, Risk Factors, of the Annual Report and Part II, Item 1A, Risk Factors, of this Quarterly Report.
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
•expectations related to the German, Australian and United Kingdom (“UK”) markets, including our strategic partnerships with Cansativa GmbH (“Cansativa”), Vitura Health Limited (“Vitura”) and GROW® Pharma, respectively, and our ability to successfully distribute the PEACE NATURALS® brand in Germany and the UK;
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
•our expectations as to the use of our facility in Stayner, Ontario (the “Peace Naturals Campus”);
•our ability to acquire raw materials from suppliers, including Cronos GrowCo, and the costs and timing associated therewith;
•expectations regarding the potential success of, and the costs and benefits associated with, our joint ventures, strategic alliances and equity investments;
•expectations related to the expansion of Cronos GrowCo’s purpose-built cannabis facility;
•expectations related to the Cronos GrowCo Transaction and the expansion of its cultivation and processing facilities;
•our ability or plans to identify, develop, commercialize or expand our technology research and development (“R&D”) initiatives in cannabinoids, or the success thereof;
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
•the legalization of the use of cannabis for medical or adult-use in jurisdictions outside of Canada, including the U.S. and Germany, the related timing and impact thereof and our intentions to participate in such markets, if and when such use is legalized;
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
•laws and regulations and any amendments thereto applicable to our business and the impact thereof, including uncertainty regarding the application of U.S. state and federal law to cannabis and U.S. hemp (including CBD and other U.S. hemp-derived cannabinoids) products and the scope of any regulations by the U.S. Food and Drug Administration, the U.S. Drug Enforcement Administration, the U.S. Federal Trade Commission, the U.S. Patent and Trademark Office and any state equivalent regulatory agencies over cannabis and U.S. hemp (including CBD and other U.S. hemp-derived cannabinoids) products, including the possibility marijuana is moved from Schedule I to Schedule III under the U.S. Controlled Substances Act;
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
•expectations regarding business combinations and dispositions and the anticipated benefits therefrom;
•expectations of the amount or frequency of impairment losses, including as a result of the write-down of intangible assets, including goodwill;
•the impact of the ongoing military conflict between Russia and Ukraine (and resulting sanctions) on our business, financial condition and results of operations or cash flows;
•our compliance with the terms of the settlement (the “Settlement Order”) with the Securities and Exchange Commission (the “SEC”) and the settlement agreement (the “Settlement Agreement”) with the Ontario Securities Commission (the “OSC”); and
•the impact of the loss of our ability to rely on private offering exemptions under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and the loss of our status as a well-known seasoned issuer, each as a result of the Settlement Order.
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

The Forward-Looking Statements contained herein are based upon certain material assumptions that were applied in drawing a conclusion or making a forecast or projection, including: (i) our ability to effectively navigate developments related to the Anti-Dumping Investigation and its impact on our operations in Israel; (ii) our ability to effectively navigate developments related to the Middle East Conflict and its impact on our employees and operations in Israel, the supply of product in the market and demand for product by medical patients in Israel; (iii) our ability to efficiently and effectively distribute our PEACE NATURALS® brand in Germany with our strategic partner Cansativa and in the UK with our strategic partner GROW® Pharma and our ability to efficiently and effectively distribute products in Australia with our strategic partner Vitura; (iv) our ability to realize the expected cost-savings and other benefits related to the wind-down of our operations at our Winnipeg, Manitoba facility, (v) expectations related to the impact of our decision to exit our U.S. hemp-derived cannabinoid product operations; (vi) our ability to realize the expected cost-savings, efficiencies and other benefits of our Realignment and other announced cost-cutting measures and employee turnover related thereto; (vii) our ability to efficiently and effectively change the nature of our operations at our Peace Naturals Campus and receive the benefits thereof and acquire raw materials on a timely and cost-effective basis from third parties or Cronos GrowCo; (viii) the timely completion of the expansion of Cronos GrowCo’s purpose-built cannabis facility and the ability of Cronos GrowCo to repay the credit facility provided by Cronos; (ix) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our business combinations and strategic investments; (x) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (xi) government regulation of our activities and products including, but not limited to, the areas of cannabis taxation and environmental protection; (xii) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (xiii) consumer interest in our products; (xiv) our ability to differentiate our products, including through the utilization of rare cannabinoids; (xv) competition; (xvi) anticipated and unanticipated costs; (xvii) our ability to generate cash flow from operations; (xviii) our ability to conduct operations in a safe, efficient and effective manner; (xix) our ability to hire and retain qualified staff, and acquire equipment and services in a timely and cost-efficient manner; (xx) our ability to exercise the PharmaCann Option and realize the anticipated benefits of the transaction with PharmaCann; (xxi) our ability to complete planned dispositions, and, if completed, obtain our anticipated sales price; (xxii) general economic, financial market, regulatory and political conditions in which we operate; (xxiii) management’s perceptions of historical trends, current conditions and expected future developments; and (xxiv) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.

By their nature, Forward-Looking Statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct, and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the Forward-Looking Statements in this Quarterly Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, negative impacts on our business and operations in Israel due to the Anti-Dumping Investigation, including that we may not be able to produce, import or sell our products in Israel as a result thereof; negative impacts on our employees, business and operations in Israel due to the Middle East Conflict, including that we may not be able to produce, import or sell our products or protect our people or facilities in Israel during the Middle East Conflict, the supply of product in the market and the demand for product by medical patients in Israel; that we may not be able to successfully continue to distribute our products in Germany, Australia and the UK or generate material revenue from sales in those markets; that we may not be able to achieve the anticipated benefits of the wind-down of our operations at our Winnipeg, Manitoba facility; that we may be unable to further streamline our operations and reduce expenses; that we may not be able to effectively and efficiently re-enter the U.S. market in the future; that we may not be able to access raw materials on a timely and cost-effective basis from third-parties or Cronos GrowCo; that Cronos GrowCo may not be able to complete the expansion of its purpose-built cannabis facility within a reasonable time or repay its borrowings under the Cronos GrowCo Credit Facility; the military conflict between Russia and Ukraine may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; the risk that cost savings and any other synergies from the Altria Investment may not be fully realized or may take longer to realize than expected; failure to execute key personnel changes; the risks that our Realignment, the change in the nature of our operations at the Peace Naturals Campus and our further leveraging of our strategic partnerships will not result in the expected cost-savings, efficiencies and other benefits or will result in greater than anticipated turnover in personnel; lower levels of revenues; the lack of consumer demand for our products; our inability to manage disruptions in credit markets; unanticipated future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; growth opportunities not turning out as expected; the lack of cash flow necessary to execute our business plan (either within the expected timeframe or at all); difficulty raising capital; the potential adverse effects of judicial, regulatory or other proceedings, or threatened litigation or proceedings, on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the unexpected effects of actions of third parties such as competitors, activist investors or federal (including U.S. federal), state, provincial, territorial or local regulatory authorities or self-regulatory organizations; adverse changes in regulatory requirements in relation to our business and products; legal or regulatory obstacles that could prevent us from being able to exercise the PharmaCann Option and thereby realize the anticipated benefits of the transaction with PharmaCann; dilution of our fully diluted ownership of PharmaCann and the loss of our rights as a result of that dilution; our failure to improve our internal control environment and our systems, processes and procedures; and the factors discussed under Part I, Item 1A “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2023 and under Part II, Item 1A “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on Forward-Looking Statements.
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
Foreign currency exchange rates
All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of September 30, 2024, September 30, 2023, and December 31, 2023. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The condensed consolidated statements of net income (loss) and comprehensive income (loss) and condensed consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period as reported on Bloomberg.

The exchange rates used to translate from Canadian dollars (“C$”) to dollars is shown below:

(Exchange rates are shown as C$ per $)	As of
	September 30, 2024	September 30, 2023	December 31, 2023
Spot rate	1.3525	1.3577	1.3243
Year-to-date average rate	1.3601	1.3455	N/A
The exchange rates used to translate from New Israeli Shekels (“ILS”) to dollars is shown below:

(Exchange rates are shown as ILS per $)	As of
	September 30, 2024	September 30, 2023	December 31, 2023
Spot rate	3.7269	3.8138	3.6163
Year-to-date average rate	3.6994	3.6385	N/A

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
Discontinued Operations
In the second quarter of 2023, Cronos exited its U.S. hemp-derived cannabinoid product operations. The exit of the U.S. operations represented a strategic shift that has a major effect on Cronos’ operations and financial results, and as such, qualifies for reporting as discontinued operations in our condensed consolidated statements of net income (loss) and comprehensive income (loss). Prior period amounts have been reclassified to reflect the discontinued operations classification of the U.S. operations. For further detail on the discontinuation of the U.S. operations, see Note 3 “Discontinued Operations” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
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
Cronos GrowCo Transaction
On July 1, 2024, the Company obtained majority control of the board of directors of Cronos Growing Company Inc. (“Cronos GrowCo”), a leading cannabis cultivation company, which qualified as a business combination under ASC 805 (the “Cronos GrowCo Transaction”). As a result, the Company now consolidates the results of operations of Cronos GrowCo in our condensed consolidated financial statements. Prior to this date, our investment in Cronos GrowCo consisted of an investment accounted for under the equity method and loans receivable from Cronos GrowCo.
Key Highlights of the Cronos GrowCo Transaction:
•Increased Board Representation: As of July 1, 2024, the Cronos GrowCo board of directors expanded to five members, three of whom are appointed by Cronos.
•Financial Consolidation: Cronos now consolidates Cronos GrowCo’s results in its financial statements beginning in the third quarter of 2024.
•Investment in Expansion: Cronos has provided an approximately $51 million ($70 million CAD) secured non-revolving credit facility to Cronos GrowCo to fund the expansion of Cronos GrowCo’s cultivation and processing facilities (the “Phase 2 Expansion”), enabling growth opportunities in the markets Cronos operates in today as well as enabling future growth into new markets that open.
•New Supply Agreement: Prior to the commencement of sales from the Phase 2 Expansion area, Cronos and its controlled affiliates (other than Cronos GrowCo) will have the right, but not the obligation to purchase up to an aggregate total quantity of 80% of Cronos GrowCo’s production. Thereafter, Cronos and its controlled affiliates (other than Cronos GrowCo) will have the right, but not the obligation, to purchase 70% of Cronos GrowCo’s forecasted production capacity over a given period and 70% of Cronos GrowCo’s actual production in a given month.
Consolidated Results of Operations
The tables below set forth our condensed consolidated results of operations, expressed in thousands of U.S. dollars for the periods presented. Our condensed consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods.

(in thousands of USD)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net revenue, before excise taxes	$46,594	$33,912	$120,639	$86,264
Excise taxes	(12,330)	(9,102)	(33,325)	(22,938)
Net revenue	34,264	24,810	87,314	63,326
Cost of sales	30,341	20,124	72,216	52,614
Inventory write-down	312	716	707	716
Gross profit	3,611	3,970	14,391	9,996
Operating expenses
Sales and marketing	5,528	5,296	15,190	16,334
Research and development	1,242	1,246	3,201	4,392
General and administrative	12,760	14,366	34,434	39,673
Restructuring costs	—	1,423	630	1,423
Share-based compensation	2,262	1,957	6,513	6,823
Depreciation and amortization	1,098	1,457	3,237	4,515
Impairment loss on long-lived assets	14,376	—	16,350	—
Total operating expenses	37,266	25,745	79,555	73,160
Operating loss	(33,655)	(21,775)	(65,164)	(63,164)
Other income	38,271	18,931	55,805	35,006
Income tax benefit	(2,708)	(1,254)	(5,440)	(2,870)
Loss from discontinued operations	—	(182)	—	(4,238)
Net income (loss)	7,324	(1,772)	(3,919)	(29,526)
Net loss attributable to non-controlling interest	(1,025)	(128)	(1,270)	(353)
Net income (loss) attributable to Cronos Group	$8,349	$(1,644)	$(2,649)	$(29,173)

Summary of select financial results

(in thousands of USD)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Net revenue	$34,264	$24,810	$9,454	38%	$87,314	$63,326	$23,988	38%
Cost of sales	30,341	20,124	10,217	51%	72,216	52,614	19,602	37%
Inventory write-down	312	716	(404)	(56)%	707	716	(9)	(1)%
Gross profit	3,611	3,970	(359)	(9)%	14,391	9,996	4,395	44%
Gross margin(i)	11%	16%	N/A	(5) pp	16%	16%	N/A	—	pp
(i)Gross margin is defined as gross profit divided by net revenue.
Net revenue
For the three months ended September 30, 2024, we reported consolidated net revenue of $34.3 million, representing an increase of $9.5 million from the three months ended September 30, 2023. For the nine months ended September 30, 2024, we reported consolidated net revenue of $87.3 million, representing an increase of $24.0 million from the nine months ended September 30, 2023. For both the three and nine month comparative periods, the increase was primarily due to higher cannabis flower and extract sales in the Canadian market, higher cannabis flower sales in Israel and higher cannabis flower sales in other countries, partially offset by an adverse price/mix in the Canadian adult-use cannabis flower category driving increased excise tax payments as a percentage of net revenue. The Cronos GrowCo Transaction contributed $4.3 million of cannabis flower sales in both the three and nine months ended September 30, 2024. No such sales were recognized for the three and nine months ended September 30, 2023.
Inventory write-down
For the three and nine months ended September 30, 2024, we reported inventory write-downs of $0.3 million and $0.7 million, compared to $0.7 million in both the three and nine months ended September 30, 2023. For both the three and nine month comparative periods, the activity was primarily due to write-downs resulting from unusable inventory that was scrapped in the period.
Cost of sales
For the three months ended September 30, 2024, we reported consolidated cost of sales of $30.3 million, representing an increase of $10.2 million from the three months ended September 30, 2023. For the nine months ended September 30, 2024, we reported consolidated cost of sales of $72.2 million, representing an increase of $19.6 million from the nine months ended September 30, 2023. For both the three and nine month comparative periods, the increase was primarily due to the impact of the inventory step-up from the Cronos GrowCo Transaction, higher cannabis flower and extract sales in the Canadian market, higher wholesale cannabis flower sales in Canada, higher cannabis flower sales in Israel and higher cannabis flower sales in other countries. For both the three and nine months ended September 30, 2024, we recognized $7.1 million of inventory step-up from the Cronos GrowCo Transaction into cost of sales. No such costs were recognized for the three and nine months ended September 30, 2023.
Gross profit
For the three months ended September 30, 2024, we reported gross profit of $3.6 million, representing a decrease of $0.4 million from the three months ended September 30, 2023. For the nine months ended September 30, 2024, we reported gross profit of $14.4 million, representing an increase of $4.4 million from the nine months ended September 30, 2023. For the three month comparative periods, the decrease was primarily due to the impact on cost of sales from the inventory step-up from the Cronos GrowCo Transaction, partially offset by higher cannabis flower and extract sales in the Canadian market, higher cannabis flower sales in Israel and higher cannabis flower sales in other countries. For the nine month comparative periods, the increase was primarily due to higher cannabis flower and extract sales in the Canadian market, higher cannabis flower sales in Israel and higher cannabis flower sales in other countries, partially offset by the impact on cost of sales from the inventory step-up from the Cronos GrowCo Transaction. For both the three and nine months ended September 30, 2024, gross profit was reduced by $7.1 million as a result of the impact of the inventory step-up from the Cronos GrowCo Transaction that was recorded into cost of sales.

Operating expenses

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Sales and marketing	$5,528	$5,296	$232	4%	$15,190	$16,334	$(1,144)	(7)%
Research and development	1,242	1,246	(4)	—%	3,201	4,392	(1,191)	(27)%
General and administrative	12,760	14,366	(1,606)	(11)%	34,434	39,673	(5,239)	(13)%
Restructuring costs	—	1,423	(1,423)	N/M	630	1,423	(793)	N/M
Share-based payments	2,262	1,957	305	16%	6,513	6,823	(310)	(5)%
Depreciation and amortization	1,098	1,457	(359)	(25)%	3,237	4,515	(1,278)	(28)%
Impairment loss on long-lived assets	14,376	—	14,376	N/A	16,350	—	16,350	N/A
Total operating expenses	$37,266	$25,745	$11,521	45%	$79,555	$73,160	$6,395	9%
Sales and marketing
For the three months ended September 30, 2024, sales and marketing expenses were $5.5 million, representing an increase of $0.2 million compared to the three months ended September 30, 2023. For the nine months ended September 30, 2024, sales and marketing expenses were $15.2 million, representing a decrease of $1.1 million compared to the nine months ended September 30, 2023. For the three month comparative periods, the increase was primarily due to higher salaries and benefits. For the nine month comparative periods, the decrease was primarily due to lower salaries and benefits and favorable advertising and marketing spend.
Research and development
For the three months ended September 30, 2024, research and development expenses were $1.2 million, essentially unchanged from the three months ended September 30, 2023. For the nine months ended September 30, 2024, research and development expenses were $3.2 million, representing a decrease of $1.2 million from the nine months ended September 30, 2023. The decrease for the nine months ended September 30, 2024, was primarily due to lower costs associated with the collaboration and license agreement between Ginkgo Bioworks Holdings, Inc. (“Ginkgo”) and the Company.
General and administrative
For the three months ended September 30, 2024, general and administrative expenses were $12.8 million, representing a decrease of $1.6 million from the three months ended September 30, 2023. For the nine months ended September 30, 2024, general and administrative expenses were $34.4 million, representing a decrease of $5.2 million from the nine months ended September 30, 2023. For the three month comparative periods, the decrease was primarily due to lower professional fees, largely related to financial statement review costs in the prior year period, and lower salaries and benefits, partially offset by the impact of the Cronos GrowCo Transaction, which increased general and administrative expenses by $1.6 million. For the nine month comparative periods, the decrease was primarily due to lower professional fees, largely related to financial statement review costs, and lower salaries and benefits and insurance costs, partially offset by the impact of the Cronos GrowCo Transaction, which increased general and administrative expenses by $1.6 million, and $1.2 million higher expected credit loss allowance on loans receivable related to the increased borrowings by Cronos GrowCo in the second quarter of 2024.
Restructuring costs
For the three months ended September 30, 2024, we did not incur any restructuring costs. For the nine months ended September 30, 2024, restructuring costs were $0.6 million. For the three and nine months ended September 30, 2023, restructuring costs were $1.4 million. For further information, see Note 9 “Restructuring” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Share-based compensation
For the three months ended September 30, 2024, share-based compensation expense was $2.3 million, representing an increase of $0.3 million from the three months ended September 30, 2023. For the nine months ended September 30, 2024, share-based compensation expense was $6.5 million, representing a decrease of $0.3 million from the nine months ended September 30, 2023. For the three month comparative periods, the increase was primarily due to new awards granted in the current year and higher forfeitures in the prior year period. For the nine month comparative periods, the decrease was primarily due to headcount reductions that occurred in the prior year period.
Depreciation and amortization
For the three months ended September 30, 2024, depreciation and amortization expenses were $1.1 million, representing a decrease of $0.4 million from the three months ended September 30, 2023. For the nine months ended September 30, 2024, depreciation and amortization expenses were $3.2 million, representing a decrease of $1.3 million from the nine months ended September 30, 2023. For both the three and nine month comparative periods, the decrease was primarily due to lower depreciation on property, plant and equipment as a result of the reclassification of the Cronos Fermentation Facility to held-for-sale in the first quarter of 2024.
Impairment loss on long-lived assets
For the three months ended September 30, 2024, impairment loss on long-lived assets was $14.4 million and was primarily due to the impairment of the Ginkgo exclusive licenses. For the nine months ended September 30, 2024, impairment loss on long-lived assets was $16.4 million and was primarily due to the impairment of the Ginkgo exclusive licenses and the cessation of operations at Cronos Fermentation. There were no such impairment loss on long-lived assets for the three and nine months ended September 30, 2023. For further information, see Note 9 “Restructuring” and Note 8 “Goodwill and Intangible Assets, net” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Other income and income tax benefit

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Interest income, net	$12,460	$13,375	$(915)	(7)%	$40,156	$37,021	$3,135	8%
Share of income from equity method investments	—	1,057	(1,057)	(100)%	2,365	831	1,534	185%
Gain on revaluation of loan receivable	11,804	—	11,804	N/M	11,804	—	11,804	N/M
Gain on revaluation of equity method investment	32,469	—	32,469	N/M	32,469	—	32,469	N/M
Loss on revaluation of financial instruments	(293)	(5,291)	4,998	94%	(6,550)	(7,856)	1,306	17%
Impairment loss on other investments	—	—	—	N/M	(25,650)	—	(25,650)	N/M
Foreign currency transaction gain (loss)	(7,432)	8,816	(16,248)	N/M	12,370	3,999	8,371	209%
Loss on held-for-sale assets	(10,422)	—	(10,422)	N/M	(10,422)	—	(10,422)	N/M
Other, net	(315)	974	(1,289)	N/M	(737)	1,011	(1,748)	N/M
Total other income	38,271	18,931	19,340	102%	55,805	35,006	20,799	59%
Income tax benefit	(2,708)	(1,254)	(1,454)	(116)%	(5,440)	(2,870)	(2,570)	(90)%
Income (loss) from continuing operations	7,324	(1,590)	8,914	561%	(3,919)	(25,288)	21,369	85%
Loss from discontinued operations	—	(182)	182	N/M	—	(4,238)	4,238	N/M
Net income (loss)	$7,324	$(1,772)	$9,096	513%	$(3,919)	$(29,526)	$25,607	87%
(i)“N/M” is defined as not meaningful.
Interest income, net
For the three months ended September 30, 2024, interest income, net was $12.5 million, representing a decrease of $0.9 million from the three months ended September 30, 2023. For the nine months ended September 30, 2024, interest income, net was $40.2 million, representing an increase of $3.1 million from the nine months ended September 30, 2023. For the three month comparative periods, the decrease in net interest income was primarily due to the absence of income recognized on the Cronos GrowCo loan receivable, which is eliminated in consolidation, effective July 1, 2024 and forward. For the nine month comparative periods, the increase in net interest income was primarily due to higher interest rates in the current period compared to the prior period.

Share of income from equity method investments
For the three months ended September 30, 2024, we had no income from equity method investments, compared to $1.1 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, our share of income from equity method investments was $2.4 million, representing an increase of $1.5 million from the nine months ended September 30, 2023. For the three months ended September 30, 2023 and the nine months ended September 30, 2024 and 2023, the income from equity method investments was due to income pick-ups from our equity method investment in Cronos GrowCo. As a result of the Cronos GrowCo Transaction on July 1, 2024, we now consolidate Cronos GrowCo and no longer account for our investment in Cronos GrowCo as an equity method investment. For further information, see Note 5 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Gain on revaluation of loans receivable
For both the three and nine months ended September 30, 2024, we recognized $11.8 million of gain on revaluation of loans receivable related to the remeasurement of the existing loans receivable under the credit facility as a result of the Cronos GrowCo Transaction. No such gain was recognized for the three and nine months ended September 30, 2023. For further information, see Note 6 “Loans Receivable” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Gain on revaluation of equity method investment
For both the three and nine months ended September 30, 2024, we recognized $32.5 million of gain on revaluation of equity method investment related to the remeasurement of the existing investment in Cronos GrowCo as a result of the Cronos GrowCo Transaction. No such gain was recognized for the three and nine months ended September 30, 2023. For further information, see Note 5 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Loss on revaluation of financial instruments
For the three months ended September 30, 2024, the loss on revaluation of financial instruments was $0.3 million, representing an improvement of $5.0 million from the three months ended September 30, 2023. For the nine months ended September 30, 2024, the loss on revaluation of financial instruments was $6.6 million, representing an improvement of $1.3 million from the nine months ended September 30, 2023. The change was primarily related to the change in fair value of our investment in Vitura Health Limited (“Vitura”). For further information, see Note 5 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Impairment loss on other investments
For the nine months ended September 30, 2024, we recognized $25.7 million of impairment loss on other investments, driven by impairment charges recorded on our PharmaCann Option for the difference between its estimated fair value and its carrying amount. There was no such impairment loss on other investments for the three months ended September 30, 2024 or the three and nine months ended September 30, 2023. For further information, see Note 5 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Foreign currency transaction gain (loss)
For the three months ended September 30, 2024, foreign currency transaction loss was $7.4 million, representing a deterioration of $16.2 million from the three months ended September 30, 2023. For the nine months ended September 30, 2024, foreign currency transaction gain was $12.4 million, representing an improvement of $8.4 million from the nine months ended September 30, 2023. For both the three and nine month comparative periods, the change was primarily due to certain foreign currency-denominated cash equivalents and certain foreign currency-denominated intercompany loans anticipated to be settled in the foreseeable future.
Gain (loss) on held-for-sale assets
For both the three and nine months ended September 30, 2024, we recognized $10.4 million of loss on held-for-sale assets as a result of the change in the Company’s sales strategy for the Cronos Fermentation assets to market the assets to a broader buyer pool. No such gain was recognized for the three and nine months ended September 30, 2023. For further information, see Note 9 “Restructuring” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Other, net
Other, net primarily includes gains and losses on the disposal of assets.
Income tax benefit
For the three months ended September 30, 2024, income tax benefit was $2.7 million, compared to $1.3 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, income tax benefit was $5.4 million, compared to $2.9 million for the nine months ended September 30, 2023. For both the three and nine month comparative periods, the increased benefit was driven by higher current income tax benefits recorded on the losses that will be carried back to recover taxes paid in prior years.

Loss from discontinued operations
There was no activity in discontinued operations for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, loss from discontinued operations was due to the exit of U.S. operations. For more information, see Note 3 “Discontinued Operations” in our condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
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
Adjusted EBITDA
Management reviews Adjusted EBITDA, a non-GAAP measure, which excludes non-cash items and items that do not reflect management’s assessment of ongoing business performance. Management defines Adjusted EBITDA as net income (loss) before interest, tax expense (benefit), depreciation and amortization adjusted for: share of (income) loss from equity method investments; impairment loss on goodwill and intangible assets; impairment loss on long-lived assets; (gain) loss on revaluation of derivative liabilities; (gain) loss on revaluation of financial instruments; gain on revaluation of loan receivable; gain on revaluation of equity method investment; transaction costs related to strategic projects; loss on held-for-sale assets; impairment loss on other investments; foreign currency transaction loss; other, net; loss from discontinued operations; restructuring costs; inventory write-downs resulting from restructuring actions; share-based compensation; purchase accounting adjustment-related inventory step-up adjustments recorded through cost of sales; and financial statement review costs and reserves related to the restatements of our 2019 and 2021 interim financial statements (the “Restatements”), including the costs related to the settlement of the SEC and the OSC investigation of the Restatements and legal costs of defending shareholder class action complaints brought against us as a result of the 2019 restatement (see Part II, Item 1 “Legal Proceedings” of this Quarterly Report for a discussion of the shareholder class action complaints relating to the restatement of the 2019 interim financial statements and the settlement of the SEC’s and the OSC’s investigations of the Restatements). Results are reported as total consolidated results, reflecting our reporting structure of one reportable segment.
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
The following tables set forth a reconciliation of Net income (loss) as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated:

	Three months ended September 30, 2024
	Continuing Operations	Discontinued Operations	Total
Net income	$7,324	$—	$7,324
Interest income, net	(12,460)	—	(12,460)
Income tax benefit	(2,708)	—	(2,708)
Depreciation and amortization	3,567	—	3,567
EBITDA	(4,277)	—	(4,277)
Impairment loss on long-lived assets(i)	14,376	—	14,376
Revaluation gain on loan receivable(ii)	(11,804)	—	(11,804)
Gain on revaluation of equity method investment(iii)	(32,469)	—	(32,469)
Loss on revaluation of financial instruments(iv)	293	—	293
Foreign currency transaction loss	7,432	—	7,432
Transaction costs(vi)	334	—	334
Loss on held-for-sale assets(vii)	10,422	—	10,422
Other, net(viii)	315	—	315
Share-based compensation(ix)	2,262	—	2,262
Financial statement review costs(xi)	(19)	—	(19)
Inventory step-up recorded to cost of sales(xiii)	7,116	—	7,116
Adjusted EBITDA	$(6,019)	$—	$(6,019)

	Three months ended September 30, 2023
	Continuing Operations	Discontinued Operations	Total
Net loss	$(1,590)	$(182)	$(1,772)
Interest income, net	(13,375)	(1)	(13,376)
Income tax benefit	(1,254)	—	(1,254)
Depreciation and amortization	2,148	—	2,148
EBITDA	(14,071)	(183)	(14,254)
Share of income from equity method investments	(1,057)	—	(1,057)
Loss on revaluation of financial instruments(iv)	5,291	—	5,291
Foreign currency transaction gain	(8,816)	—	(8,816)
Other, net(viii)	(974)	(31)	(1,005)
Restructuring costs(ix)	1,423	28	1,451
Share-based compensation(x)	1,957	(4)	1,953
Financial statement review costs(xi)	344	—	344
Inventory write-down(xii)	716	—	716
Adjusted EBITDA	$(15,187)	$(190)	$(15,377)

	Nine months ended September 30, 2024
	Continuing Operations	Discontinued Operations	Total
Net loss	$(3,919)	$—	$(3,919)
Interest income, net	(40,156)	—	(40,156)
Income tax benefit	(5,440)	—	(5,440)
Depreciation and amortization	6,811	—	6,811
EBITDA	(42,704)	—	(42,704)
Share of income from equity method investments	(2,365)	—	(2,365)
Impairment loss on long-lived assets(i)	16,350	—	16,350
Revaluation gain on loan receivable(ii)	(11,804)	—	(11,804)
Gain on revaluation of equity method investment(iii)	(32,469)	—	(32,469)
Loss on revaluation of financial instruments(iv)	6,550	—	6,550
Impairment loss on other investments(v)	25,650	—	25,650
Foreign currency transaction gain	(12,370)	—	(12,370)
Transaction costs(vi)	530	—	530
Loss on held-for-sale assets(vii)	10,422	—	10,422
Other, net(viii)	737	—	737
Restructuring costs(ix)	630	—	630
Share-based compensation(x)	6,513	—	6,513
Financial statement review costs(xi)	(525)	—	(525)
Inventory step-up recorded to cost of sales(xiii)	7,116	—	7,116
Adjusted EBITDA	$(27,739)	$—	$(27,739)

	Nine months ended September 30, 2023
	Continuing Operations	Discontinued Operations	Total
Net loss	$(25,288)	$(4,238)	$(29,526)
Interest income, net	(37,021)	(9)	(37,030)
Income tax benefit	(2,870)	—	(2,870)
Depreciation and amortization	6,689	244	6,933
EBITDA	(58,490)	(4,003)	(62,493)
Share of income from equity method investments	(831)	—	(831)
Impairment loss on long-lived assets(i)	—	205	205
Loss on revaluation of financial instruments(iv)	7,856	—	7,856
Foreign currency transaction gain	(3,999)	—	(3,999)
Other, net(viii)	(1,011)	132	(879)
Restructuring costs(ix)	1,423	562	1,985
Share-based compensation(x)	6,823	17	6,840
Financial statement review costs(xi)	739	—	739
Inventory write-down(xii)	716	839	1,555
Adjusted EBITDA	$(46,774)	$(2,248)	$(49,022)

(i)For the three and nine months ended September 30, 2024, impairment loss on long-lived assets included $14,258 related to the write-down of our Ginkgo exclusive licenses. For the nine months ended September 30, 2024, impairment loss on long-lived assets included $1,631 related to the winding down of operations at the Company’s Winnipeg, Manitoba facility (“Cronos Fermentation Facility”). For the nine months ended September 30, 2023, impairment loss on long-lived assets related to certain leased properties associated with the Company’s U.S. operations.
(ii)For the three and nine months ended September 30, 2024, a revaluation gain on loan receivable was recognized as a result of the Cronos GrowCo Transaction on July 1, 2024.
(iii)For the three and nine months ended September 30, 2024, the gain on revaluation of equity method investment was recognized as a result of the Cronos GrowCo Transaction on July 1, 2024.

(iv)For the three and nine months ended September 30, 2024 and 2023, loss on revaluation of financial instruments related primarily to the Company’s equity securities in Vitura.
(v)For the nine months ended September 30, 2024, impairment loss on other investments represents the fair value change on the PharmaCann Option.
(vi)For the three and nine months ended September 30, 2024, transaction costs represent professional fees associated with the Cronos GrowCo Transaction.
(vii)For the three and nine months ended September 30, 2024, a loss on held-for-sale assets was recognized as a result of the change in the Company’s sales strategy for the Cronos Fermentation Facility to market the assets to a broader buyer pool.
(viii)For the three and nine months ended September 30, 2024 and 2023, other, net related to (gain) loss on disposal of assets and (gain) loss on revaluation of derivative liabilities.
(ix)For the nine months ended September 30, 2024, restructuring costs from continuing operations related to shutdown costs at the Cronos Fermentation Facility, as well as employee-related severance costs associated with the Realignment, as described in Note 9 “Restructuring.” For the three and nine months ended September 30, 2023, restructuring costs related to employee-related severance costs and other restructuring costs associated with our U.S. operations as described in Note 3 “Discontinued Operations.”
(x)For the three and nine months ended September 30, 2024 and 2023, share-based compensation related to the non-cash expenses of share-based compensation awarded to employees under the Company’s share-based award plans as described in Note 10 “Share-based Compensation.”
(xi)For the three and nine months ended September 30, 2024 and 2023, financial statement review costs include costs and reserves taken related to the Restatements, costs related to the Company’s responses to requests for information from various regulatory authorities relating to the Restatements and legal costs incurred defending shareholder class action complaints brought against the Company as a result of the 2019 restatement. For the three and nine months ended September 30, 2024, a credit balance is presented due to an insurance recovery.
(xii)For the three and nine months ended September 30, 2023, inventory write-downs relate to product destruction and obsolescence associated with the exit of our U.S. operations as described in Note 3 “Discontinued Operations.”
(xiii)For the three and nine months ended September 30, 2024, inventory step-up recorded to cost of sales represents the portion of the inventory step-up from the Cronos GrowCo Transaction that was recorded through the condensed consolidated statements of income (loss) and comprehensive income (loss) in both periods.
Adjusted Gross Profit and Adjusted Gross Margin
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented Adjusted Gross Profit and Adjusted Gross Margin, non-GAAP measures that exclude the impacts of inventory-related purchase accounting adjustments from the calculations of gross profit and gross margin, which resulted from the Cronos GrowCo Transaction. Results are reported as total consolidated results, reflecting our reporting structure of one reportable segment.
Management believes that Adjusted Gross Profit and Adjusted Gross Margin provide useful insight into underlying business trends to facilitate comparisons of period-over-period results by removing the impacts of inventory-related purchase accounting adjustments resulting from the Cronos GrowCo Transaction, which reflect a one-time event and do not reflect management’s assessment of ongoing business performance.
The following table sets forth a reconciliation of Gross profit and Gross margin, each as determined in accordance with U.S. GAAP, to Adjusted Gross Profit and Adjusted Gross Margin, respectively, for the periods indicated:

(in thousands of USD)	Three months ended September 30,		Change			Nine months ended September 30,		Change
	2024	2023	$	%		2024	2023	$	%
Net revenue	$34,264	$24,810	$9,454	38%		$87,314	$63,326	$23,988	38%

Gross profit	$3,611	$3,970	$(359)	(9)%		$14,391	$9,996	$4,395	44%
Inventory step-up recorded to cost of sales	7,116	—	7,116	N/M		7,116	—	7,116	N/M
Adjusted Gross Profit	$10,727	$3,970	$6,757	170%		$21,507	$9,996	$11,511	115%

Gross margin(i)	11%	16%	N/A	(5)	pp	16%	16%	N/A	—	pp
Adjusted Gross Margin(ii)	31%	16%	N/A	15	pp	25%	16%	N/A	9	pp

(i)Gross margin is defined as gross profit divided by net revenue.
(ii)Adjusted Gross Margin is defined as Adjusted Gross Profit divided by net revenue.

Constant Currency
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for net revenue, gross profit, gross profit margin, operating expenses, net income (loss) and Adjusted EBITDA for the three and nine months ended September 30, 2024, as well as cash and cash equivalents and short-term investment balances as of September 30, 2024 compared to December 31, 2023, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the three and nine months comparative periods in 2023 rather than the actual average exchange rates in effect during the respective current periods; constant currency current and prior comparative balance sheet information is translated at the prior year-end spot rate rather than the current period spot rate. All growth comparisons relate to the corresponding period in 2023. We have provided this non-GAAP financial information to aid investors in better understanding the performance of our operations. The non-GAAP financial measures presented in this Quarterly Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP. See further discussion on foreign currency risk as noted in Item 3 “Quantitative and Qualitative Disclosures About Market Risk.”
The table below sets forth certain measures of consolidated results from continuing operations on a constant currency basis for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 as well as cash and cash equivalents and short-term investments as of September 30, 2024 and December 31, 2023, both on an as-reported and constant currency basis (in thousands):

As Reported	As Adjusted for Constant Currency
Three months ended September 30,	As Reported Change	Three months ended September 30,	Constant Currency Change
2024	2023	$	%	2024	$	%
Net revenue	$34,264	$24,810	$9,454	38%	$34,661	$9,851	40%
Gross profit	3,611	3,970	(359)	(9)%	3,608	(362)	(9)%
Gross margin	11%	16%	N/A	(5)	pp	10%	N/A	(6)	pp

Operating expenses	37,266	25,745	11,521	45%	38,079	12,334	48%
Net income (loss) from continuing operations	7,324	(1,590)	8,914	N/M	8,219	9,809	N/M
Adjusted EBITDA	$(6,019)	$(15,187)	$9,168	60%	$(6,514)	$8,673	57%

Nine months ended September 30,	As Reported Change	Nine months ended September 30,	Constant Currency Change
2024	2023	$	%	2024	$	%
Net revenue	$87,314	$63,326	$23,988	38%	$88,456	$25,130	40%
Gross profit	14,391	9,996	4,395	44%	14,591	4,595	46%
Gross margin	16%	16%	N/A	—	pp	16%	N/A	—	pp

Operating expenses	79,555	73,160	6,395	9%	80,415	7,255	10%
Net loss from continuing operations	(3,919)	(25,288)	21,369	85%	(2,424)	22,864	90%
Adjusted EBITDA	$(27,739)	$(46,774)	$19,035	41%	$(28,022)	$18,752	40%

As of September 30,	As of December 31,	As Reported Change	As of September 30,	Constant Currency Change
2024	2023	$	%	2024	$	%
Cash and cash equivalents	$862,034	$669,291	$192,743	29%	$865,277	$195,986	29%
Short-term investments	—	192,237	(192,237)	(100)%	—	(192,237)	(100)%
Total cash and cash equivalents and short-term investments	$862,034	$861,528	$506	—%	$865,277	$3,749	—%

Net revenue

	As Reported				As Adjusted for Constant Currency
	Three months ended September 30,		As Reported Change		Three months ended September 30,	Constant Currency Change
	2024	2023	$	%	2024	$	%
Cannabis flower	$26,328	$17,414	$8,914	51%	$26,601	$9,187	53%
Cannabis extracts	7,789	7,268	521	7%	7,914	646	9%
Other	147	128	19	15%	146	18	14%
Net revenue	$34,264	$24,810	$9,454	38%	$34,661	$9,851	40%

	As Reported				As Adjusted for Constant Currency
	Nine months ended September 30,		As Reported Change		Nine months ended September 30,	Constant Currency Change
	2024	2023	$	%	2024	$	%
Cannabis flower	$64,514	$44,556	$19,958	45%	$65,413	$20,857	47%
Cannabis extracts	22,580	18,495	4,085	22%	22,823	4,328	23%
Other	220	275	(55)	(20)%	220	(55)	(20)%
Net revenue	$87,314	$63,326	$23,988	38%	$88,456	$25,130	40%

	As Reported				As Adjusted for Constant Currency
	Three months ended September 30,		As Reported Change		Three months ended September 30,	Constant Currency Change
	2024	2023	$	%	2024	$	%
Canada	$24,067	$18,738	$5,329	28%	$24,509	$5,771	31%
Israel	7,259	5,673	1,586	28%	7,201	1,528	27%
Other countries	2,938	399	2,539	636%	2,951	2,552	640%
Net revenue	$34,264	$24,810	$9,454	38%	$34,661	$9,851	40%

	As Reported				As Adjusted for Constant Currency
	Nine months ended September 30,		As Reported Change		Nine months ended September 30,	Constant Currency Change
	2024	2023	$	%	2024	$	%
Canada	$62,781	$46,767	$16,014	34%	$63,553	$16,786	36%
Israel	20,565	16,160	4,405	27%	20,908	4,748	29%
Other countries	3,968	399	3,569	894%	3,995	3,596	901%
Net revenue	$87,314	$63,326	$23,988	38%	$88,456	$25,130	40%
For the three months ended September 30, 2024, net revenue on a constant currency basis was $34.7 million, representing a 40% increase from the three months ended September 30, 2023. For the nine months ended September 30, 2024, net revenue on a constant currency basis was $88.5 million, representing a 40% increase from the nine months ended September 30, 2023. On a constant currency basis, net revenue increased for the three and nine months ended September 30, 2024, primarily due to higher cannabis flower and extract sales in the Canadian market, higher cannabis flower sales in Israel and higher cannabis flower sales in other countries, partially offset by an adverse price/mix in the Canadian adult-use cannabis flower category driving increased excise tax payments as a percentage of net revenue. On a constant currency basis, the Cronos GrowCo Transaction contributed $4.3 million of cannabis flower sales in both the three and nine months ended September 30, 2024. No such sales were recognized for the three and nine months ended September 30, 2023.

Gross profit
For the three months ended September 30, 2024, gross profit on a constant currency basis was $3.6 million, representing a 9% decrease from the three months ended September 30, 2023. For the nine months ended September 30, 2024, gross profit on a constant currency basis was $14.6 million, representing a 46% increase from the nine months ended September 30, 2023. On a constant currency basis, gross profit decreased for the three month comparative periods primarily due to the impact on cost of sales from the inventory step-up from the Cronos GrowCo Transaction, partially offset by higher cannabis flower and extract sales in the Canadian market, higher cannabis flower sales in Israel and higher cannabis flower sales in other countries. For the nine month comparative periods, the increase was primarily due to higher cannabis flower and extract sales in the Canadian market, higher cannabis flower sales in Israel and higher cannabis flower sales in other countries, partially offset by the impact on cost of sales from the inventory step-up from the Cronos GrowCo Transaction. On a constant currency basis, for both the three and nine months ended September 30, 2024, we recognized $7.2 million of inventory step-up from the Cronos GrowCo Transaction in cost of sales. No such costs were recognized for the three and nine months ended September 30, 2023.
Operating expenses
For the three months ended September 30, 2024, operating expenses on a constant currency basis were $38.1 million, representing a 48% increase from the three months ended September 30, 2023. For the nine months ended September 30, 2024, operating expenses on a constant currency basis were $80.4 million, representing a 10% increase from the nine months ended September 30, 2023. On a constant currency basis, operating expenses increased for the three and nine months ended September 30, 2024, primarily due to the impairment of the Ginkgo exclusive licenses, partially offset by lower salaries and benefits, professional fees and restructuring costs.
Net income (loss) from continuing operations
For the three months ended September 30, 2024, net income from continuing operations on a constant currency basis was $8.2 million, representing an improvement of $9.8 million from the three months ended September 30, 2023. For the nine months ended September 30, 2024, net loss from continuing operations on a constant currency basis was $2.4 million, representing an improvement of $22.9 million from the nine months ended September 30, 2023.
Adjusted EBITDA
For the three months ended September 30, 2024, Adjusted EBITDA on a constant currency basis was $(6.5) million, representing a 57% improvement from the three months ended September 30, 2023. For the nine months ended September 30, 2024, Adjusted EBITDA on a constant currency basis was $(28.0) million, representing a 40% improvement from the nine months ended September 30, 2023. The improvement in Adjusted EBITDA for the three and nine months ended September 30, 2024 on a constant currency basis was driven by higher cannabis flower and extract sales in the Canadian market, higher cannabis flower sales in Israel and decreases in general and administrative expenses, partially offset by an adverse price/mix in Canada in the cannabis flower category driving increased excise tax payments as a percentage of net revenue.
Cash and cash equivalents & short-term investments
Cash and cash equivalents and short-term investments on a constant currency basis was essentially unchanged at $865.3 million as of September 30, 2024, compared to December 31, 2023.
Liquidity and Capital Resources
As of September 30, 2024, we had $862 million in cash and cash equivalents and no short-term investments. We believe that the existing cash and cash equivalents and short-term investments will be sufficient to fund the business operations and capital expenditures over the next twelve months. The following table summarizes the cash flows from operating, investing and financing activities:

(In thousands of U.S. dollars)	Nine months ended September 30, 2024
	2024	2023
Cash flows provided by (used in) operating activities	$11,123	$(59,650)
Cash flows provided by (used in) investing activities	180,181	(141,392)
Cash flows used in financing activities	(918)	(812)
Effect of foreign currency translation on cash and cash equivalents	2,357	8,866
Net change in cash	$192,743	$(192,988)

Comparison of cash flows between the nine months ended September 30, 2024 and the nine months ended September 30, 2023
Operating activities
During the nine months ended September 30, 2024, we generated $11.1 million of cash from operating activities as compared to cash used of $59.7 million in the nine months ended September 30, 2023, representing a decrease in cash used of $70.8 million. This change is primarily driven by a $32.8 million decrease in income taxes payable in the prior period as a result of a tax payment connected to the previously disclosed relinquishment by Altria of its warrant to purchase additional shares of the Company, a $33.1 million increase in net income after adjusting for non-cash items during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, higher interest received, and higher decreases in inventory, partially offset by an increase in accounts receivable, net.
Investing activities
During the nine months ended September 30, 2024, we generated $180.2 million of cash from investing activities, compared to $141.4 million of cash used in investing activities during the nine months ended September 30, 2023, representing a change of $321.6 million. This change is primarily driven by the maturity of certain short-term investments, which were reinvested as cash equivalents upon maturity, as well as cash obtained from the business combination of Cronos GrowCo, partially offset by higher advances of loans receivable, lower loan repayments, and higher purchases of property, plant and equipment in the nine months ended September 30, 2024.
Financing activities
During the nine months ended September 30, 2024, cash used in financing activities was $0.9 million, compared to $0.8 million of cash used in financing activities during the nine months ended September 30, 2023, representing an increase of $0.1 million. This change is primarily driven by an increase of $0.1 million in withholding taxes paid on share-based awards during the nine months ended September 30, 2024 compared to nine months ended September 30, 2023.
Cash Requirements
The Company’s cash requirements have not changed significantly since the filing of the Annual Report.

Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. Aside from the item listed below, our critical accounting policies and estimates have not changed significantly since the filing of the Annual Report.
Business combinations
We account for business combinations using the acquisition method of accounting whereby the identifiable assets and liabilities of the acquired business, as well as any non-controlling interest in the acquired business, are recorded at their estimated fair values as of the date that we obtain control of the acquired business. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows and discount rates, among other items.
We determine the fair values of intangible assets acquired generally in consultation with third-party valuation advisors. The fair value determination requires a number of judgments, particularly around forecasted revenue and growth rates, obsolescence, royalty rates, tax rates and discount rates.
If actual results are materially different than the assumptions we used to determine the fair value of the assets and liabilities acquired through a business combination, it is possible that adjustments to the carrying values of such assets and liabilities will have an impact on net income.

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
Foreign currency risk
The Company’s condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report are expressed in U.S. dollars. The Company is exposed to foreign currency risk based on its net assets, liabilities, and revenue denominated in foreign currencies, including Canadian dollars and Israeli new shekels. As a result, we are exposed to foreign currency translation gains and losses. Revenue and expenses of all foreign operations are translated into U.S. dollars at the foreign currency exchange rates that approximate the rates in effect during the period when such items are recognized. Appreciating foreign currencies relative to the U.S. dollar will positively impact operating income and net earnings, while depreciating foreign currencies relative to the U.S. dollar will have an adverse impact.
A 10% change in the exchange rates for the Canadian dollar would have affected the carrying amount of the net assets by approximately $111.3 million and $97.7 million as of September 30, 2024 and December 31, 2023, respectively. The corresponding impact would be recorded in accumulated other comprehensive income. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains and losses could have a significant, and potentially adverse, effect on the Company’s results of operations.
During the three and nine months ended September 30, 2024, the Company had foreign currency gain (loss) on translation of $12.4 million and $(20.1) million, respectively. During the three and nine months ended September 30, 2023 the Company had foreign currency loss on translation of $20.1 million and $1.1 million, respectively.
Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those which possess a short term to maturity. During the three months ended September 30, 2024 and 2023, we had interest income, net of $12.5 million and $13.4 million, respectively. During the nine months ended September 30, 2024 and September 30, 2023, we had interest income, net of $40.2 million, and $37.0 million, respectively. A 10% decrease in the interest rate in effect on September 30, 2024 would not have a material effect on the fair value of our cash equivalents and short-term investments as the majority of the portfolio had a maturity date of three months or less. A 10% decrease in the interest rate in effect for the three and nine months ended September 30, 2024 would have an effect of $1.4 million and $4.5 million, respectively, on interest income, net earned on our cash equivalents, short-term investments.

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures.
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2024. Based on that evaluation, management has concluded that, as of September 30, 2024, the disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1: Legal Proceedings.
The information set forth under Note 9(b), Contingencies, to the Company’s condensed consolidated interim financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report is incorporated herein by reference.

Item 1A: Risk Factors.
An investment in us involves a number of risks. A detailed discussion of our risk factors appears in Part I, Item 1A. Risk Factors of the Annual Report, as supplemented in Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024. Any of the matters highlighted in the risk factors described in these reports and the risk factors below could adversely affect our business, results of operations and financial condition, causing an investor to lose all, or part of, its, his or her investment. These risks and uncertainties are those we currently believe to be material, but they are not the only ones we face. If any of these risks and uncertainties or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows and consequently the price of our securities could be materially and adversely affected.
Wholesale price volatility could have a material adverse effect on our business.
Following the Cronos GrowCo Transaction, the financial results of Cronos GrowCo are incorporated into our results, which are in turn impacted by the market for wholesale cannabis. Wholesale prices fluctuate due to changes in supply (which itself depends on other factors such as the level of cultivation of cannabis, weather conditions, fuel, equipment and labor costs, shipping costs, and government regulations), demand and other market conditions, which are factors beyond the control of Cronos GrowCo. The market for wholesale cannabis biomass is particularly volatile compared to other commoditized markets due to the relatively nascent maturity of the industry. The lack of centralized data and large variations in product quality make it difficult to establish a universal “spot price” for wholesale cannabis biomass. A decline or general volatility in the wholesale price of cannabis biomass, may negatively impact Cronos GrowCo’s operating income, which may have a material adverse effect on our results of operations.
Under the Supply Agreement, which governs our commercial arrangement with Cronos GrowCo, our option to purchase cannabis biomass from Cronos GrowCo is subject to fixed pricing. In the event of a decline in the wholesale market price of cannabis biomass, we may choose not to exercise our option to purchase biomass from Cronos GrowCo at the fixed prices set forth in the Supply Agreement. Instead, we may attempt to purchase such biomass at the prevailing market price from Cronos GrowCo or third parties. If we decline to exercise our option to purchase biomass from Cronos GrowCo, Cronos GrowCo would be under no obligation to sell to us at such lower market prices. Additionally, if we attempt to purchase biomass from third parties, there can be no assurance that we will be able to do so on a consistent basis or in the quantities, strains, grades and qualities we require.
We are anticipating shortages in raw materials and may be unable to obtain adequate supplies of raw materials in a timely manner and at commercially reasonable prices.
Our production operations require that we obtain adequate supplies of raw materials, particularly biomass, on a timely basis, at commercially reasonable prices and in the strains, grades and qualities that we require. From time to time, including presently, there have been and are now shortages of raw materials. Industry-wide shortages in the supply of raw materials could result in industry-wide raw material price adjustments and shortages.
Cronos GrowCo’s production facilities are our principal source of raw materials. Therefore, our production operations are reliant on our ability to acquire such raw materials from Cronos GrowCo on a timely, cost-effective basis and in the strains, grades and qualities we require. If Cronos GrowCo is unable to meet our needs for raw materials (including by not producing the strains, grades and qualities of biomass that we anticipate in our forecasts, as well as being unable to meet demand in excess of our previous forecasts), we may be required to source additional supply from third parties.
We may not be able to find third-party suppliers capable of supplying raw materials on a timely basis at commercially reasonable prices or in the quantities, strains, grades and qualities we require. If we are unable to secure the necessary raw materials, we may experience product shortages and delays, we may be unable to launch new products and we may be required to discontinue certain products, which could have a material adverse effect on our business, financial condition and results of operations. Product shortages, discontinuations or delays could result in customers listing fewer of our products, our failure to maintain or grow our market share and reputational damage, which could materially and adversely affect our results of operations, financial condition, business and prospects.

If raw material shortages cause industry-wide prices of raw materials to rise, our costs could increase. To the extent that we are unable to offset such costs through higher prices of our products or other cost savings, our results of operations, financial condition, business and prospects could be materially and adversely affected.
Cronos GrowCo may not be able to continue cultivating cannabis at its current rates, margins and efficiency and may experience delays and other challenges in connection with increasing its cultivation capacity and production.
Cronos GrowCo’s ability to continue the cultivation of cannabis biomass at its current rate or at all, and its ability to increase its cultivation capacity and production, including in connection with the construction of its Phase 2 expansion area, may be affected by a number of factors, including plant design errors, non-performance by third party contractors, increases in material or labor costs, cost overruns, construction delays and challenges, performance falling below expected levels of output or efficiency, weather conditions, contractor or operator errors or disruption, breakdowns, aging or failure of equipment or processes, labor disputes, as well as factors specifically related to indoor agricultural and processing practices, such as reliance on provision of energy and utilities to the facility. Such factors may also affect Cronos GrowCo’s cost of cultivation and production.
There is no guarantee that Cronos GrowCo’s expansion strategy (including receiving any required Health Canada or other regulatory approvals, licenses and permits in a timely fashion, if at all) will be completed in the currently proposed form, or at all, or that Cronos GrowCo will be able to maintain its margins and efficiency as it expands.
Our option to purchase a significant portion of Cronos GrowCo’s production could strain Cronos GrowCo’s ability to develop, maintain and grow profitable relationships with third party customers.
Under the Supply Agreement, we have the option to purchase a significant portion of Cronos GrowCo’s production. There can be no assurance that Cronos GrowCo will be able to sell its remaining production to third parties at commercially viable prices or on commercially viable terms. Likewise, volatility in the exercise of Cronos’ option could negatively impact Cronos GrowCo’s ability to forecast the portion or quantity of its production available for sale to third parties, which could negatively impact Cronos GrowCo’s ability to develop, maintain and grow profitable relationships with third party customers. To the extent Cronos GrowCo encounters difficulty in selling its remaining production capacity to third parties, Cronos GrowCo’s results of operations may be significantly and adversely affected, which may have a material adverse effect on our results of operations.
Termination or non-renewal of the Supply Agreement could have a material negative impact on our ability to obtain cannabis biomass at commercially viable prices.
Cronos GrowCo’s production facilities are our principal source of raw materials. Following an initial four-year term, the Supply Agreement is subject to automatic renewal for successive one-year periods unless either party provides notice of non-renewal, as well as various termination rights. In the event of non-renewal or termination of the Supply Agreement, we would be required to source cannabis biomass from third parties or negotiate a new supply agreement with Cronos GrowCo, and we may not be able to do so on a timely basis at commercially reasonable prices or in the quantities we require. If we are unable to secure the necessary raw materials, we may experience product shortages and delays, we may be unable to launch new products and we may be required to discontinue certain products, which could have a material adverse effect on our business, financial condition and results of operations.
We could have difficulty integrating the accounting, financial reporting and other administrative functions of Cronos GrowCo.
Following the Cronos GrowCo Transaction, we consolidated the results of operations of Cronos GrowCo in our consolidated financial statements. We could face difficulty in integrating the systems and processes of Cronos GrowCo, including accounting systems, internal controls over financial reporting, and other financial and administrative functions. Likewise, Cronos GrowCo could experience challenges in conforming to our accounting standards, procedures and policies. Any of these items could adversely affect our business, financial condition and results of operations.
The imposition of an anti-dumping duty on our imports into Israel could have a material adverse effect on our business, financial condition and results of operations.
On January 18, 2024, the Company was notified that the Trade Levies Commissioner of the Israel Ministry of Economy and Industry initiated a public investigation of alleged dumping of medical cannabis imports from Canada into Israel. On November 10, 2024, the Commissioner announced a final determination proposing to impose an anti-dumping duty on Canadian licensed producers. The Company would be subject to a proposed duty of 175%. The Commissioner’s findings will now be evaluated by an ad hoc advisory committee, which is expected to make recommendations to the Ministers of Economy and Finance and the Finance Committee of the Knesset of whether to impose a duty. If a final decision is made to impose an anti-dumping duty to which the Company’s imports would be subject, our ability to continue to import raw materials and cannabis products into Israel from Cronos GrowCo, the performance of our business in Israel, and our results of operations, financial condition, business and prospects could be materially and negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2024, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
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

Exhibit Number	Exhibit Index
3.1*	Certificate of Continuance and Articles of Cronos Group Inc.
10.1†*	Letter Agreement, dated as of August 23, 2024, by and among Cronos USA Client Services LLC, Cronos Group Inc., and Anna Shlimak.
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
November 12, 2024

	By:	/s/ Jimmy McGinness
Jimmy McGinness Vice President, Controller, and Principal Accounting Officer
November 12, 2024