Form 10-K
period 2024-12-31
Cronos Group Inc.
filed 2025-02-27
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

Form 10-K
__________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of the Registrant computed by reference to the closing price of $2.33 per common share on June 28, 2024 was approximately $458.2 million.
As of February 24, 2025, there were 382,530,780 common shares of the Registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report on Form 10-K will either be incorporated into this Annual Report on Form 10-K by reference to the registrant’s definitive proxy statement for its 2025 Annual Meeting of Shareholders, or will be included in an amendment to this Annual Report on Form 10-K to be filed no later than 120 days after the registrant's fiscal year ended December 31, 2024.

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

(Exchange rates are shown as C$ per $)	As of December 31,
	2024	2023	2022
Average rate	1.3700	1.3494	1.3017
Spot rate	1.4351	1.3243	1.3554

(Exchange rates are shown as ILS per $)	As of December 31,
	2024	2023	2022
Average rate	3.6997	3.6819	3.3566
Spot rate	3.6526	3.6163	3.5178
All summaries of agreements described herein are qualified by the full text of such agreements (certain of which are filed as exhibits hereto).
PART I
Special Note Regarding Forward-Looking Statements
This Annual Report, the documents incorporated into this Annual Report by reference, other reports we file with, or furnish to, the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and other regulatory agencies, and statements by our directors, officers, other employees and other persons authorized to speak on our behalf contain information that may constitute forward-looking information and forward-looking statements within the meaning of applicable U.S. and Canadian securities laws and court decisions (collectively, “Forward-Looking Statements”), which are based upon our current internal expectations, estimates, projections, assumptions and beliefs. All information that is not clearly historical in nature may constitute Forward-Looking Statements. In some cases, Forward-Looking Statements can be identified by the use of forward-looking terminology, such as “expect”, “likely”, “may”, “will”, “should”, “intend”, “anticipate”, “potential”, “proposed”, “estimate” and other similar words, expressions and phrases, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussion of strategy. Forward-Looking Statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance or other statements that are not statements of historical fact.
Forward-Looking Statements include, but are not limited to, statements with respect to:
•the ongoing impact of the public investigation into Canadian licensed producers of alleged dumping of medical cannabis imports from Canada into Israel by the Trade Levies Commissioner of the Israel Ministry of Economy and Industry (the “Anti-Dumping Investigation”) and the proposed anti-dumping duty to which the Company’s imports would be subject;
•expectations related to the conflict involving Israel, Hamas, Hezbollah, Houthis, Iran, Iran’s proxies and other stakeholders in the region (the “Middle East Conflict”) and its impact on our operations in Israel, the supply of product in the market and the demand for product by medical patients in Israel, as well as any regional or global escalations and their impact to global commerce and stability;
•expectations related to the German, Australian and United Kingdom (“UK”) markets, including our strategic partnerships with Cansativa GmbH (“Cansativa”), Vitura Health Limited (“Vitura”), and other distributors, respectively, and our ability to successfully distribute the PEACE NATURALS® brand in Germany and the UK;
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
•expectations related to the impact of our decision to exit our U.S. hemp-derived cannabinoid product operations and any future plans to re-enter the U.S. market;
•the ongoing impact of our announced realignment (the “Realignment”) and any progress, challenges and effects related thereto as well as changes in strategy, metrics, investments, reporting structure, costs, operating expenses, employee turnover and other changes with respect thereto;
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

•expectations related to the transaction by which we obtained majority control of the board of directors of Cronos GrowCo (the “Cronos GrowCo Transaction”), which qualified as a business combination under Accounting Standards Codification (“ASC”) 805, and the expansion of Cronos GrowCo’s purpose-built cultivation and processing facilities;
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
•our compliance with the terms of the settlement (the “Settlement Order”) with the SEC and the settlement agreement (the “Settlement Agreement”) with the Ontario Securities Commission (the “OSC”); and
•the impact of the loss of our ability to rely on private offering exemptions under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and the loss of our status as a well-known seasoned issuer, each as a result of the Settlement Order.
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

The Forward-Looking Statements contained herein are based upon certain material assumptions that were applied in drawing a conclusion or making a forecast or projection, including: (i) our ability to effectively navigate developments related to the Anti-Dumping Investigation and the proposed anti-dumping duty to which the Company’s imports would be subject and its impact on our operations in Israel; (ii) our ability to effectively navigate developments related to the Middle East Conflict and its impact on our employees and operations in Israel, the supply of product in the market and demand for product by medical patients in Israel; (iii) our ability to efficiently and effectively distribute our PEACE NATURALS® brand in Germany with our strategic partner Cansativa and in the UK and our ability to efficiently and effectively distribute products in Australia with our strategic partner Vitura; (iv) our ability to realize the expected cost-savings and other benefits related to the wind-down of our operations at our Winnipeg, Manitoba facility; (v) expectations related to the impact of our decision to exit our U.S. hemp-derived cannabinoid product operations; (vi) our ability to realize the expected cost-savings, efficiencies and other benefits of our Realignment and other announced cost-cutting measures and employee turnover related thereto; (vii) our ability to efficiently and effectively manage our operations at our Peace Naturals Campus; (viii) our ability to efficiently and effectively acquire raw materials on a timely and cost-effective basis from third parties or Cronos GrowCo; (ix) the timely completion of the expansion of Cronos GrowCo’s purpose-built cannabis facility and the ability of Cronos GrowCo to repay the credit facility provided by Cronos; (x) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our business combinations and strategic investments; (xi) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (xii) government regulation of our activities and products including, but not limited to, the areas of cannabis taxation and environmental protection; (xiii) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (xiv) consumer interest in our products; (xvi) our ability to differentiate our products, including through the utilization of rare cannabinoids; (xvi) competition; (xvii) anticipated and unanticipated costs; (xviii) our ability to generate cash flow from operations; (xix) our ability to conduct operations in a safe, efficient and effective manner; (xx) our ability to hire and retain qualified staff and acquire equipment and services in a timely and cost-efficient manner; (xxi) our ability to exercise the PharmaCann Option and realize the anticipated benefits of the transaction with PharmaCann; (xxii) our ability to complete planned dispositions, and, if completed, obtain our anticipated sales price; (xxiii) general economic, financial market, regulatory and political conditions in which we operate; (xxiv) management’s perceptions of historical trends, current conditions and expected future developments; and (xxv) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.
By their nature, Forward-Looking Statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct, and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the Forward-Looking Statements in this Annual Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, negative impacts on our business and operations in Israel due to the Anti-Dumping Investigation, including that we may not be able to produce, import or sell our products in Israel as a result thereof; negative impacts on our employees, business and operations in Israel due to the Middle East Conflict, including that we may not be able to produce, import or sell our products or protect our people or facilities in Israel during the Middle East Conflict, the supply of product in the market and the demand for product by medical patients in Israel; that we may not be able to successfully continue to distribute our products in Germany, Australia and the UK or generate material revenue from sales in those markets; that we may not be able to achieve the anticipated benefits of the wind-down of our operations at our Winnipeg, Manitoba facility; that we may be unable to further streamline our operations and reduce expenses; that we may not be able to effectively and efficiently re-enter the U.S. market in the future; that we may not be able to access raw materials on a timely and cost-effective basis from third-parties or Cronos GrowCo; that Cronos GrowCo may not be able to complete the expansion of its purpose-built cannabis facility within a reasonable time or repay its borrowings under the credit facility provided by Cronos; the military conflict between Russia and Ukraine may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; the risk that cost savings and any other synergies from the Altria Investment may not be fully realized or may take longer to realize than expected; failure to execute key personnel changes; that our Realignment and our further leveraging of our strategic partnerships will not result in the expected cost-savings, efficiencies and other benefits or will result in greater than anticipated turnover in personnel; that we may not be able to efficiently and effectively manage our operations, and any changes thereto, at our Peace Naturals Campus; lower levels of revenues; the lack of consumer demand for our products; our inability to manage disruptions in credit markets; unanticipated future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; failure to realize expected growth opportunities; the lack of cash flow necessary to execute our business plan (either within the expected timeframe or at all); difficulty raising capital; the potential adverse effects of judicial, regulatory or other proceedings, or threatened litigation or proceedings, on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the unexpected effects of actions of third parties such as competitors, activist investors or federal (including U.S. federal), state, provincial, territorial or local regulatory authorities or self-regulatory organizations; adverse changes in regulatory requirements in relation to our business and products; legal or regulatory obstacles that could prevent us from being able to exercise the PharmaCann Option and thereby realize the anticipated benefits of the transaction with PharmaCann; dilution of our fully diluted ownership of PharmaCann and the loss of our rights as a result of that dilution; our failure to improve our internal control environment and our systems, processes and procedures; and the factors discussed under Part I, Item 1A “Risk Factors” in this Annual Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on Forward-Looking Statements.
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

ITEM 1. BUSINESS
General
Cronos is incorporated under the laws of the Province of British Columbia with principal executive offices located at 4491 Concession Rd 12, Stayner, Ontario L0M 1S0. The Company’s telephone number is +1-416-504-0004, the website is https://thecronosgroup.com/ and the investor relations section of the website is https://ir.thecronosgroup.com/. All references to Cronos’ website are inactive references, are for informational purposes only and are not intended to incorporate any information from or referenced on its website into this Annual Report.
Cronos common shares are currently listed on the Toronto Stock Exchange (“TSX”) and on the NASDAQ Global Market (“Nasdaq”) under the trading symbol “CRON.”
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
Cronos GrowCo Transaction
On June 20, 2024 the Company announced an additional investment in Cronos Growing Company Inc. (“Cronos GrowCo”), a cannabis cultivation company previously accounted for by the Company as an equity method investee, to fund the expansion of its cultivation operations (the “Cronos GrowCo Phase 2 Expansion”). On July 1, 2024, Cronos obtained majority control of the board of directors of Cronos GrowCo, which qualified as a business combination under ASC 805 Accounting for Business Combination (the “Cronos GrowCo Transaction”) and began consolidating Cronos GrowCo’s results of operations in its financial statements. Prior to July 1, 2024, the Company’s investment in Cronos GrowCo consisted of an investment accounted for under the equity method and loans receivable from Cronos GrowCo.
Cronos GrowCo was formed in 2018, with the objective of cultivating and commercializing cannabis and cannabis products. Cronos GrowCo is licensed to sell certain cannabis products to other license holders in the wholesale channel, as well as to provincial cannabis control authorities. It is also licensed to export dried flower to Israel.
The Cronos GrowCo Phase 2 Expansion aims to bolster Cronos’ supply capabilities and support future growth opportunities. The Cronos GrowCo Transaction and resulting facility expansion efforts are intended to enable Cronos to increase supply of Cronos’ portfolio of genetics, as well as expand Cronos’ international footprint with distribution to growing markets in Australia, Germany and the UK.
The expansion efforts at Cronos GrowCo’s facility are underway. In the fourth quarter of 2024, Health Canada approved amendments to the site’s perimeter. Cronos GrowCo expects to finish construction of the expanded cultivation and processing facilities in the second quarter of 2025, with first harvests and sales from the area expected to commence in the second half of 2025. Prior to the commencement of sales from the expanded facility, Cronos has the option to purchase up to 80% of Cronos GrowCo’s total production. Once sales from the expanded area begin, Cronos will have the option to purchase up to 70% of the total production from the expanded facility. Cronos GrowCo sells the remaining portion of its supply through the wholesale channel in Canada and across markets internationally. The expansion of Cronos GrowCo is expected to position the Company to capitalize on domestic demand and meet international growth opportunities in the global cannabis market.
Organizational Realignments
Beginning in the second quarter of 2023, following the exit of its U.S. operations, Cronos began reporting through one consolidated segment, which includes operations in both Canada and Israel. In Canada, Cronos operates one wholly owned license holder under the Cannabis Act (Canada) (the “Cannabis Act”), Peace Naturals Project Inc. (“Peace Naturals”), which has production facilities near Stayner, Ontario (the “Peace Naturals Campus”). In addition, Cronos maintains a 50% equity interest in Cronos GrowCo, and as a result of the Cronos GrowCo Transaction, Cronos now consolidates the results of operations of Cronos GrowCo in its consolidated financial statements. In Israel, the Company operates under the Good Agricultural Practices (“IMC-GAP”), Good Manufacturing

Practices (“IMC-GMP”) and Good Distribution Practices (“IMC-GDP”) certifications required for the cultivation, production, distribution and marketing of medical cannabis products in Israel.
In November 2023, Cronos announced Peace Naturals had entered into an agreement for the sale and leaseback of the Peace Naturals Campus. That agreement was subsequently terminated pursuant to its terms during the second quarter of 2024. The Company plans to continue and expand operations at the Peace Naturals Campus.
In August 2023, Cronos announced the planned wind-down of Thanos Holdings Ltd., known as Cronos Fermentation (“Cronos Fermentation”), and has listed its production facility in Winnipeg, Manitoba (the “Cronos Fermentation Facility”) for sale. During the first quarter of 2024, in connection with the planned wind-down, Cronos ceased operations at the Cronos Fermentation Facility, all licenses associated with Cronos Fermentation were revoked and all Cronos Fermentation assets were classified as held-for-sale.
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
Israel
In Israel, the Company operates under the IMC-GAP, IMC-GMP and IMC-GDP certifications required for the cultivation, production, distribution and marketing of medical cannabis products in Israel.
Operations Outside of Canada and Israel
Cronos anticipates that it will continue entering new markets and expanding in the geographic markets outside of Canada and Israel in which the Company currently participates. By leveraging operational, manufacturing and regulatory expertise, quality standards and procedures and intellectual property, the Company is well-positioned to effectively access these markets. Subject to applicable regulatory approvals, strategic international business opportunities pursued by Cronos could include:
•production, distribution, sales and marketing in jurisdictions that have passed legislation to legalize the production, distribution and possession of cannabis products at all relevant levels of government; and
•the export of cannabis products to markets that permit the import of such products.
Cronos distributes PEACE NATURALS® branded products along with other white-labeled cannabis products in the German medical market through its strategic partnership with Cansativa, a leading German cannabis company. The Company distributes PEACE NATURALS® branded products in the UK medical market through a strategic partnership. In Australia, the Company distributes cannabis products through a distribution relationship with Vitura (formerly known as Cronos Australia Limited).
Cronos seeks to conduct business only in jurisdictions where Cronos has determined it is legal to do so and where such operations remain compliant with its TSX and Nasdaq listing obligations. Determining whether a business activity is legal in a jurisdiction may require judgment since laws, rules, regulations and licenses may not be clear and legal interpretation and advice of counsel may vary. If a business activity in which Cronos engages in any jurisdiction is determined to be illegal, the Company could be subject to fines, penalties, reputational harm, delisting from securities exchanges and material civil, criminal and regulatory litigation and proceedings or be enjoined from doing business in the applicable jurisdiction. See “Risk Factors—Risks Relating to Regulation and Compliance—We operate in highly regulated sectors where the regulatory environment is rapidly developing, and we may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business.”
Joint Ventures/Strategic Investments
Cronos has established two strategic joint ventures in Canada and Israel. Additionally, the Company held approximately 9.5% of the issued capital of Vitura, which is accounted for as equity securities with a readily determinable fair value, and approximately 13.7% of the issued capital of NatuEra S.à.r.l. (“Natuera”), which is accounted for as equity securities without a readily determinable fair value, as of December 31, 2024. On February 12, 2025, Vitura issued an additional 74,814,757 shares, diluting the Company’s ownership percentage down to approximately 8.4%.

The Company’s ownership interest in each joint ventures is summarized in the table below.

Joint Venture	Jurisdiction	Ownership Interest(i)
Cronos Israel(ii)	Israel	70%/90%
Cronos GrowCo(iii)	Canada	50%
(i)    The Company defines ownership interest as the proportionate share of net income to which the Company is entitled; equity interest may differ from ownership interest shown above. The Company consolidates the financial results of Cronos Israel and Cronos GrowCo and accounts for other joint ventures under the equity method of accounting. See Note 1 “Background, Basis of Presentation, and Summary of Significant Accounting Policies” and Note 5 “Investments” to its consolidated financial statements in Item 8 of this Annual Report.
(ii)    A strategic joint venture with Kibbutz Gan Shmuel, an Israeli agricultural collective settlement, for the production, manufacturing and global distribution of medical cannabis, consisting of a cultivation company (Cronos Israel G.S. Cultivation Ltd.), a manufacturing company (Cronos Israel G.S. Manufacturing Ltd.), a distribution company (Cronos Israel G.S. Store Ltd.) and a pharmacy company (Cronos Israel G.S. Pharmacy Ltd.), collectively, “Cronos Israel.” The Company holds a 70% equity interest in the cultivation company and a 90% equity interest in each of the manufacturing, distribution and pharmacy companies.
(iii)    A strategic joint venture with a group of investors led by Bert Mucci (the “Greenhouse Partners”), a Canadian large-scale greenhouse operator. Each of Cronos and the Greenhouse Partners owns a 50% equity interest in Cronos GrowCo. On July 1, 2024, the Company obtained majority control of the board of directors of Cronos GrowCo, which qualified as a business combination under ASC 805.
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
As of December 31, 2024, the Company’s ownership percentage in PharmaCann on a fully diluted basis was approximately 5.8%. Under the terms of the Company’s investment in PharmaCann, the Company’s rights to nominate an observer or a director to the PharmaCann board of directors could be lost if the Company’s ownership drops below 6% on a fully diluted basis and it sells or transfers all or any portion of the option (subject to certain exceptions).
No U.S. Schedule I Cannabis-Related Activities
Although several states in the U.S. have authorized the cultivation, distribution or possession of U.S. Schedule I cannabis and U.S. Schedule I cannabis containing products to various degrees and subject to various requirements or conditions, U.S. Schedule I cannabis continues to be a Schedule I controlled substance under the U.S. Controlled Substances Act (the “CSA”). Therefore, the cultivation, manufacture, distribution and possession of U.S. Schedule I cannabis violates federal law in the U.S. unless a U.S. federal agency, such as the DEA, grants a registration for a specific activity, such as research, with U.S. Schedule I cannabis.
Cronos does not engage in any activities related to U.S. Schedule I cannabis in the U.S.
Brand Portfolio
Cronos is committed to building a portfolio of iconic brands that responsibly elevate the consumer experience.
In Canada, Cronos sells a variety of cannabis products through wholesale channels under both our core adult-use brands, Spinach® and Lord Jones®, and under its core medical brand, PEACE NATURALS®. In addition, PEACE NATURALS® cannabis products are currently available in the Israeli, German and the UK medical markets.

Brand Positioning	Mainstream adult-use	Medical	Premium adult-use
Product Offering	Dried flower, pre-rolls, vaporizers, edibles, tinctures	Dried flower, pre-rolls, tinctures	Pre-rolls, vaporizers, edibles
Geographic Availability	Canada	Canada, Israel, Germany, & the UK	Canada

Adult-Use Brands
Spinach® is a mainstream adult-use cannabis brand focused on friends, fun and legendary cannabis. The Spinach® brand portfolio includes cannabinoid products in a wide range of formats including dried flower, pre-rolls, vaporizers, edibles and tinctures.
Lord Jones® is a premium adult-use cannabis brand that goes above and beyond to unlock differentiated ways to experience cannabis. The Lord Jones® brand portfolio includes cannabis products in the pre-roll, vaporizer and edible categories.
Medical Brand
PEACE NATURALS® is a global medical brand committed to producing high-quality cannabis products. It is focused on building and shaping the global medical market. The Company currently distributes products under the PEACE NATURALS® brand for the Canadian market and the Israeli, German, and UK medical markets.
Cronos Marketing Code
In 2021, Cronos released its Marketing Code, which is designed to responsibly move the emerging cannabis industry forward. Cronos believes that those below the legal age of consumption should not be targeted in an adult-use cannabis market. Cronos recognizes there is a clear need for standards.
The principles in the Cronos Marketing Code apply to all marketing activities of all Cronos brands globally and the Company strives to communicate these principles to all business partners as part of any work they do on the Company’s behalf. The Marketing Code represents Cronos’ commitment to responsible marketing standards. The code standards are:
•Cronos advertising will be targeted to adults.
•Cronos will highlight responsible cannabis consumption and any people depicted in any imagery will be adults.
•Brand websites and social media will be designed for adults.
•All packaging will be child resistant. Cronos encourages parents to store products securely in their homes, out of sight and reach of children.
•Cronos marketing events will be targeted to adults and will promote responsible cannabis consumption.
•Cronos will provide customers with facts and substantiate its claims.
Global Sales and Distribution - Principal Markets
Cronos has developed a diversified global sales and distribution network. The Company has built a distribution footprint in Canada through the adult-use and medical markets, as well as markets and distribution channels outside of Canada.
Canadian Market and Distribution
•Adult-Use. Cronos currently sells dried flower, pre-rolls, vaporizers edibles, and tinctures through its core adult-use brands, Spinach® and Lord Jones®, to cannabis control authorities in all provinces of Canada and the Yukon territory, except Saskatchewan, where the Company sells to private-sector retailers, subject to the relevant provincial or territorial product or other restrictions and requirements. As the Company’s supply chain grows, Cronos continues to expand its portfolio of cannabis products for the existing markets in Canada.
•Medical Market. Cronos sells cannabis products under the PEACE NATURALS®, Spinach® and Lord Jones® brands to medical cannabis users in Canada through various third-party distributors.
Markets and Distribution Outside of Canada
•Israel. Cronos Israel holds the IMC-GAP, IMC-GMP and IMC-GDP certifications required for the cultivation, production, distribution and marketing of medical cannabis products in Israel. Cronos Israel distributes PEACE NATURALS® branded cannabis products to the Israeli medical market through pharmacies. See “—Licenses and Regulatory Framework in Israel.”
•Germany. In September 2023, Cronos established a strategic partnership with Cansativa, a leading German cannabis company, to distribute PEACE NATURALS® branded products along with other white-labeled cannabis products in the German medical market.
•United Kingdom. In February 2024, Cronos expanded into the UK by shipping its first batch of PEACE NATURALS® medical cannabis flower to this emerging market, through a partnership with a third-party distributor of prescribed cannabis products.
•Australia. Cronos distributes cannabis products in Australia through a distribution relationship with Vitura (formerly known as Cronos Australia Limited).
Additionally, Cronos GrowCo has sold products in the wholesale channel into the markets listed above as well as Portugal. Cronos continues to seek new international distribution channels in jurisdictions that have legalized the production, distribution and possession of cannabis products at all relevant levels of government.

Global Supply Chain
Cronos is focused on establishing an efficient global supply chain by seeking to develop industry-leading methodologies and best practices at the cultivation and processing facilities of Cronos GrowCo (the “Cronos GrowCo Facility”) and the Peace Naturals Campus and leveraging this expertise to create beneficial production partnerships. The Company plans to continue to develop a global supply chain, which will employ a combination of wholly-owned production facilities, third party suppliers and global production partnerships, all of which will support the manufacturing of cannabinoid-based consumer goods.
•Peace Naturals Campus. The Peace Naturals Campus is licensed for cannabis production and the manufacturing of certain cannabis products. The Peace Naturals Campus is engaged in production, processing, finishing, packaging and shipping activities, as well as R&D activities, including cannabinoid product formulation, product development, tissue culture and micro propagation. In the fourth quarter of 2023, Cronos announced that its wholly owned subsidiary entered into an agreement for the sale and leaseback of the Peace Naturals Campus, subject to the terms and conditions set forth therein. That agreement was subsequently terminated pursuant to its terms during the second quarter of 2024. The Company plans to continue and expand operations at the Peace Naturals Campus.
•Cronos GrowCo. The Cronos GrowCo Facility is licensed for cannabis production and the manufacturing of certain cannabis products. Under its current licenses, Cronos GrowCo is permitted to sell certain cannabis products to other license holders in the wholesale channel, as well as to provincial cannabis control authorities. Cronos GrowCo holds Global GAP and ICANN GAP certifications (equivalent to IMC-GAP) for the export of dried flower to Israel. In the second quarter of 2024, the Company entered into an amended and restated supply agreement with Cronos GrowCo (the “Cronos GrowCo Supply Agreement”), pursuant to which the Company has the right, but not the obligation, to purchase up to 80% of Cronos GrowCo’s total production prior to the commencement of sales from the Phase 2 expansion area of the Cronos GrowCo Facility. Thereafter, Cronos will have the option to purchase up to 70% of Cronos GrowCo’s total production from the Cronos GrowCo Facility. Cronos GrowCo supplies products to Canada, Israel and several other international markets.
•Cronos Israel. Cronos Israel holds the IMC-GAP, IMC-GMP and IMC-GDP certifications required for the cultivation, production, distribution and marketing of medical cannabis products in Israel. Cronos Israel distributes PEACE NATURALS® branded cannabis products to the Israeli medical market. See “—Licenses and Regulatory Framework in Israel” for more information on the Company’s licenses in Israel.
•Third-party Supply and Manufacturing Agreements. In the ordinary course of business, the Company enters into spot market purchase agreements and supply agreements with suppliers of dried flower and other cannabis products to supply its global markets. These supply agreements, for the most part, do not oblige Cronos to purchase minimum quantities of products and generally contain provisions permitting cancellation of orders or termination on notice. Contract manufacturing agreements are entered with other license holders for certain manufacturing and processing services related to Cronos products.
Major Customers
Major customers are customers for which sales equaled or exceeded 10% of our consolidated net revenues for the year. In 2024, there were two major customers, Ontario Cannabis Retail Corporation and Alberta Gaming, Liquor and Cannabis Commission, which accounted for approximately 32% and 17%, respectively, of the Company’s consolidated net revenues, before excises taxes, for the year ended December 31, 2024. The Company verifies the customers’ liquidity prior to the authorization of material transactions for the purpose of mitigating credit risk.
Government Contracts
In Canada, Cronos sells cannabis products to cannabis control authorities in all provinces of Canada and the Yukon territory, except for Saskatchewan (where cannabis products are sold directly to private-sector retailers). Each such cannabis control authority is the sole wholesale distributor in the province, except in Manitoba (where the Company distributes cannabis products through private-sector distributors authorized by the provincial cannabis control authority), and in certain provinces, the sole retailer, of cannabis products. These products are sold to the various cannabis control authorities under supply agreements that are subject to terms that allow for renegotiation of sale prices and termination at the election of the applicable cannabis control authority. In particular, the cannabis control authorities have in the past and may in the future choose to stop purchasing Cronos products, may change the prices at which they purchase products, may return products to Cronos and, in certain circumstances, may cancel purchase orders at any time including after products have been shipped. For the year ended December 31, 2024, the Company made approximately $119.9 million in sales to cannabis control authorities in Canada.

Research and Development Activities and Intellectual Property
Ginkgo
The collaboration between Ginkgo Bioworks Holdings, Inc. (“Ginkgo”) and Cronos (the “Ginkgo Strategic Partnership”) was intended to enable the efficient production of cultured cannabinoids at a commercial scale. Amended in June 2021 to accelerate commercialization, the collaboration and license agreement (the “Ginkgo Collaboration Agreement”) led to Cronos launching its first cultured cannabinoid product containing cannabigerol (“CBG”) in 2021. These cultured cannabinoid molecules, produced through fermentation-based biological manufacturing, are identical to plant-derived cannabinoids and include rare cannabinoids that may be challenging to produce at high purity and scale via traditional methods. Leveraging the fermentation infrastructure at Cronos Fermentation, the Ginkgo Strategic Partnership facilitated large-scale production of these cannabinoids using custom yeast strains. In August 2023, Cronos announced the planned wind-down and sale of Cronos Fermentation and has listed the Cronos Fermentation Facility for sale. As a result, Cronos is no longer operating facilities that leverage the patented intellectual property under the Ginkgo Strategic Partnership. Cronos may still utilize this intellectual property through production at its Peace Naturals Campus or via contract manufacturers and continues incorporating cultured cannabinoids into products sold in Canada. Ginkgo has also filed patent applications to protect the biosynthesis methods developed under the partnership, with Cronos holding exclusive licensing rights for target cannabinoids covered by these patents.
Cronos Fermentation Facility
The Cronos Fermentation Facility is a fermentation and manufacturing facility in Winnipeg, Manitoba. The facility provided the fermentation and manufacturing capabilities used to capitalize on the Ginkgo Strategic Partnership, by enabling Cronos to produce the target cannabinoids contemplated under the Ginkgo Collaboration Agreement. In August 2023, Cronos announced the planned wind-down of Cronos Fermentation and has listed the Cronos Fermentation Facility for sale. During the first quarter of 2024, the Company ceased operations at the Cronos Fermentation Facility.
Discontinued Operations
In the second quarter of 2023, Cronos exited its U.S. hemp-derived cannabinoid product operations. The exit of the U.S. operations represented a strategic shift that had a major effect on Cronos’ operations and financial results, and as such, qualified for reporting as discontinued operations in our consolidated statements of net income (loss) and comprehensive income (loss). Prior period amounts have been reclassified to reflect the discontinued operations classification of the U.S. operations. For further detail on the discontinuation of the U.S. operations, see Note 3 “Discontinued Operations” to the consolidated financial statements under Item 8 of this Annual Report.
Competitive Conditions
Competitive Conditions in Canada
The Company faces competition in all aspects of its business in the Canadian adult-use and medical markets. As the demand for cannabis increases as a result of the legalization of adult-use cannabis in Canada under the Cannabis Act, Cronos believes that new competitors will continue to enter the market.
The principal factors on which Cronos competes with other Canadian license holders are product quality, cost of production, innovation, intellectual property, brand recognition and price. The Company believes its strong capitalization resulting from the Altria Investment, along with the Spinach® and Lord Jones® brand recognition and differentiation in the Canadian adult-use market and Cronos GrowCo’s efficient and expanding operations functioning as a source of supply, will enable Cronos to develop better quality consumer products, grow its Canadian business and strengthen its market position in Canada. However, an evolving and stringent federal regulatory framework affects all areas of the business. See “Business—Regulatory Framework in Canada” for further information on the regulatory framework applicable to the Canadian business.
Cronos also faces competition from illegal market participants that are unlicensed and unregulated. As these illegal market participants do not comply with the regulations governing the cannabis industry, their operations may also have significantly lower costs and their products may be more easily accessible by consumers. Any inability of the Canadian federal or provincial law enforcement authorities to enforce existing laws prohibiting the unlicensed cultivation, production, distribution, marketing and sale of cannabis and cannabis-based products could result in the perpetuation of the illegal market for cannabis, which may have adverse effects on Cronos’ business and the perception of cannabis use.
In addition to competition from illegal market participants, Cronos faces competition from licensed cannabis competitors that fail to comply with the regulations governing the cannabis industry when developing and selling cannabis products. If regulatory authorities are delayed in, or fail to, effectively restrict the sale and distribution of these non-compliant cannabis products, such regulatory non-compliance by our competitors may have adverse effects on Cronos’ business and the perception of cannabis use.

Competitive Conditions Outside of Canada
Cronos faces competition when entering new markets. The principal factors on which the Company competes are product quality, cost of production, innovation, intellectual property, brand recognition, price and physician familiarity. Cronos believes it is positioned to enter certain markets in Europe in a meaningful way while continuing to operate and penetrate the markets in which it currently participates, such as in Israel, Germany and the UK, due to the strong capitalization resulting from the Altria Investment, extensive experience and expertise in the highly regulated cannabis industry in Canada, which can be leveraged when entering new markets or growing existing operations, and strong partnerships with local distributors. The Company believes these factors will enable a greater market penetration, provide a greater variety of quality consumer products facilitate entry into new markets and strengthen its existing market position in Europe, the UK, Australia and Israel. However, a patchwork of regulatory frameworks and regulations in these various regions also affects the Company’s ability to compete in emerging markets as evolving regulations and frameworks have the potential to affect all areas of the business.
Altria Strategic Investment
Altria Investment and Investor Rights Agreement
As of December 31, 2024, Altria beneficially owned 40.9% of Cronos’ common shares and had the right to acquire additional common shares under its pre-emptive and top-up rights as discussed under “Pre-Emptive Rights and Top-Up Rights” below.
Investor Rights Agreement
In connection with the Altria Investment, Cronos entered into the Investor Rights Agreement with Altria pursuant to which Altria received certain governance rights that are summarized below.
Board Representation
The Investor Rights Agreement provides that, for so long as Altria and certain of its affiliates (the “Altria Group”) continue to beneficially own at least 40% of Cronos’ issued and outstanding common shares and the size of Cronos’ board of directors (the “Board”) is seven directors, Cronos agrees to nominate for election as directors to the Board four individuals designated by Altria (the “Altria Nominees”). In addition, for so long as the Altria Group continues to beneficially own greater than 10% but less than 40% of Cronos’ issued and outstanding common shares, Altria is entitled to nominate a number of Altria Nominees that represents its proportionate share of the number of directors comprising the Board (rounded up to the next whole number) based on the percentage of Cronos’ issued and outstanding common shares beneficially owned by the Altria Group at the relevant time. At least one Altria Nominee must be independent as long as Atria has the right to designate at least three Altria Nominees and the Altria Group’s beneficial ownership of Cronos’ issued and outstanding common shares does not exceed 50%.
The Investor Rights Agreement also provides that, subject to certain exceptions, for so long as Altria is entitled to designate one or more Altria Nominees, Cronos agrees to appoint to each committee established by the Board such number of Altria Nominees that represents Altria’s proportionate share of the number of directors comprising the applicable Board committee (rounded up to the next whole number) based on the percentage of Cronos’ issued and outstanding common shares beneficially owned by the Altria Group at the relevant time.
Approval Rights
The Investor Rights Agreement also grants Altria, until the Altria Group beneficially owns less than 10% of Cronos’ issued and outstanding common shares, approval rights over certain transactions that the Company may undertake. Cronos agreed that, among other things, it will not (and will use commercially reasonable efforts to cause its affiliates not to), without the prior written consent of Altria:
•consolidate or merge into or with another person or enter into any similar business combination;
•acquire any shares or similar equity interests, instruments convertible into or exchangeable for shares or similar equity interests, assets, business or operations with an aggregate value of more than C$100,000,000, in a single transaction or a series of related transactions;
•sell, transfer, cause to be transferred, exclusively license, lease, pledge or otherwise dispose of any of the Company’s or its significant subsidiaries’ assets, business or operations in the aggregate with a value of more than C$60,000,000;
•except as required by applicable law, make any changes to Cronos’ policy with respect to the declaration and payment of any dividends on its common shares;
•subject to certain exceptions, enter into any contract or other agreement, arrangement, or understanding with respect to, or consummate, any transaction or series of related transactions between Cronos or any of its subsidiaries, on the one hand, and any related parties, on the other hand, involving consideration or any other transfer of value required to be disclosed pursuant to Item 404 of Regulation S-K promulgated pursuant to the Securities Act; or

•engage in the production, cultivation, advertisement, marketing, promotion, sale or distribution of cannabis or any Related Products and Services (as defined in the Investor Rights Agreement) in any jurisdiction, including the U.S., where such activity is prohibited by applicable law as of the date of the Investor Rights Agreement (subject to certain limitations).
Exclusivity Covenant
Pursuant to the terms of the Investor Rights Agreement, until the earlier of:
•the six-month anniversary of the date on which the Altria Group beneficially owns less than 10% of Cronos’ issued and outstanding common shares; and
•the six-month anniversary of the termination of the Investor Rights Agreement,
Altria has agreed to make Cronos its exclusive partner for pursuing cannabis opportunities throughout the world (subject to certain limited exceptions).
Pre-Emptive Rights and Top-Up Rights
Pursuant to the terms of the Investor Rights Agreement and provided the Altria Group continues to beneficially own at least 20% of Cronos’ issued and outstanding common shares, Altria has a right to purchase, directly or indirectly by another member of the Altria Group, upon the occurrence of certain issuances of common shares by Cronos (including issuances of common shares to Ginkgo under the Ginkgo Collaboration Agreement (each, a “Ginkgo Issuance”)) (each, a “Triggering Event”) and subject to obtaining the necessary approvals, up to such number of common shares issuable in connection with the Triggering Event which will, when added to Cronos’ common shares beneficially owned by the Altria Group immediately prior to the Triggering Event, result in the Altria Group beneficially owning the same percentage of Cronos’ issued and outstanding common shares that the Altria Group beneficially owned immediately prior to the Triggering Event (in each case, calculated on a non-diluted basis). The price per common share to be paid by Altria pursuant to the exercise of these pre-emptive rights will be, subject to certain limited exceptions, the same price per common share at which the common shares are sold in the relevant Triggering Event; provided that if the consideration paid in connection with any such issuance is non-cash, the price per common share that would have been received had such common shares been issued for cash consideration will be determined by an independent committee (acting reasonably and in good faith); provided further that the price per common share to be paid by Altria pursuant to the exercise of its pre-emptive rights in connection with a Ginkgo Issuance will be C$16.25 per common share.
In addition to (and without duplication of) the aforementioned pre-emptive rights, the Investor Rights Agreement provides Altria with top-up rights, exercisable on a quarterly basis, whereby, subject to obtaining the necessary approvals and for so long as the Altria Group beneficially owns at least 20% of Cronos’ issued and outstanding common shares, Altria has the right to subscribe for such number of common shares in connection with any Top-Up Securities (as defined below) that Cronos may, from time to time, issue after the date of the Investor Rights Agreement, as will, when added to the Cronos common shares beneficially owned by the Altria Group prior to such issuance, result in the Altria Group beneficially owning the same percentage of Cronos’ issued and outstanding common shares that the Altria Group beneficially owned immediately prior to such issuance. “Top-Up Securities” means any Cronos common shares issued:
•on the exercise, conversion or exchange of Cronos convertible securities issued prior to the date of the Investor Rights Agreement or on the exercise, conversion or exchange of Cronos convertible securities issued after the date of the Investor Rights Agreement in compliance with the terms of the Investor Rights Agreement, in each case, excluding any of Cronos convertible securities owned by any member of the Altria Group;
•pursuant to any share incentive plan of the Company;
•on the exercise of any right granted by Cronos pro rata to all shareholders to purchase additional common shares and/or other securities of the Company (other than a right issued in a rights offering in which Altria had the right to participate);
•in connection with bona fide bank debt, equipment financing or non-equity interim financing transactions with Cronos’ lenders, in each case, with an equity component; or
•in connection with bona fide acquisitions (including acquisitions of assets or rights under a license or otherwise), mergers or similar business combination transactions or joint ventures undertaken and completed by Cronos, in each case, other than (A) common shares issued pursuant to Altria’s pre-emptive right and (B) common shares issued pursuant to the Ginkgo Collaboration Agreement.
The price per common share to be paid by Altria pursuant to the exercise of its top-up rights will be, subject to certain limited exceptions, the volume-weighted average price of Cronos common shares on the TSX for the 10 full trading days preceding such exercise by Altria; provided that the price per common share to be paid by Altria pursuant to the exercise of its top-up rights in connection with the issuance of common shares pursuant to the exercise of options or warrants that were outstanding on the date of closing of the Altria Investment will be C$16.25 per common share without any set off, counterclaim, deduction or withholding.
Open Market Purchases
The Altria Group is permitted to acquire Cronos common shares in the open market at any time and in any amount.

Registration Rights
The Investor Rights Agreement provides Altria with the right, subject to certain limitations and to the extent permitted by applicable law, to require Cronos to use reasonable commercial efforts to file a prospectus under applicable securities laws and/or a registration statement, qualifying Cronos common shares held by Altria for distribution in Canada and/or the U.S. In addition, the Investor Rights Agreement provides Altria with the right to require Cronos to include its common shares held by Altria in any proposed distribution of common shares in Canada and/or the U.S. by Cronos for its own account.
Commercial Arrangements
In connection with the Altria Investment, Cronos and Altria have entered into certain commercial arrangements (the “Commercial Arrangements”), pursuant to which Altria may provide Cronos with consulting services on matters which may include R&D, marketing, advertising and brand management, government relations and regulatory affairs, finance, tax planning, logistics and other corporate administrative matters. The services under the Commercial Arrangements are provided on customary terms and for a services fee payable by Cronos that is equal to Altria’s reasonably allocated costs plus 5%.
Protection of Intangible Assets
The ownership and protection of Cronos’ intellectual property rights is a significant aspect of its future success. Currently, the Company relies on trademarks, patents, copyrights, trade secrets, technical know-how and proprietary information. Cronos seeks to protect its intellectual property by strategically seeking and obtaining registered protection where appropriate, developing and implementing standard operating procedures to protect inventions, germplasm, trade secrets, technical know-how and proprietary information and entering into agreements with parties that have access to its inventions, germplasm, trade secrets, technical know-how and proprietary information, such as its partners, collaborators, employees and consultants, to protect confidentiality and ownership. The Company also seeks to preserve the integrity and confidentiality of its inventions, germplasm, trade secrets, trademarks, technical know-how and proprietary information by maintaining physical security of its premises and physical and electronic security of its information technology systems.
In addition, trademark protections have been sought in many jurisdictions, including Canada, the U.S., Israel, European Union (the “EU”), Australia and China. Cronos’ ability to obtain registered trademark protection for cannabis-related goods and services, in particular for cannabis itself, may be limited in certain countries outside of Canada. For example, in the U.S., registered federal trademark protection is only available for goods and services that can be lawfully used in interstate commerce; the PTO is not currently approving any trademark applications for U.S. Schedule I cannabis, or certain goods containing U.S. hemp-derived CBD (such as dietary supplements and food) until the FDA provides clearer guidance on the regulation of such products. In the EU, trademarks cannot be obtained for products that are “contrary to public policy or accepted principles of morality.” Accordingly, the Company’s ability to obtain intellectual property rights and enforce intellectual property rights against third-party uses of similar trademarks may be limited in certain jurisdictions.
Human Capital Resources
Cronos employees are critical in achieving its mission. In order to compete and succeed in a highly competitive and rapidly evolving industry, it is crucial that Cronos continue to attract, develop, motivate and retain skilled, talented and passionate employees. The Company’s people strategy seeks to build a winning team and to foster a community of mission-driven people, where everyone feels empowered to do their best work.
As of December 31, 2024 Cronos had 459 full-time employees. Of the full-time employees, 356 were in Canada, 45 were in the U.S., and 58 were in Israel. No employees are represented by a labor union or covered by a collective bargaining agreement.
Compensation and Benefits. The Company’s compensation program is designed to attract, motivate and reward talented individuals who possess the skills necessary to support Cronos’ business objectives, assist in the achievement of the strategic goals and create long-term value for Cronos shareholders. The Company believes it offers competitive compensation and benefits in each of its locations, including long-term equity awards to eligible employees under its 2020 Omnibus Equity Incentive Plan to reward and retain talented individuals and align employee and shareholder interests.
Safety, Health and Well-being. The safety, health and well-being of employees is paramount to the Company. Cronos provides employees and their families with access to a variety of health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status. See “Risk Factors—Risks Relating to Operations in Israel” for risks to the safety, health and well-being of employees in Israel due to the Middle East Conflict.
Employee Engagement, Development and Training. Cronos is committed to providing development opportunities for employees, building an agile and resilient organization and fostering a workforce with the skillset to effectively adapt to changing business needs in order to best position the Company for success. The Company seeks to foster a culture of employee learning, innovation and a drive to succeed through a talent development strategy that adapts to changing business needs. Management is an active enabler of the people strategy to recruit, retain and engage talent that will maximize business performance. Employees are enabled to succeed through the Company’s communicated behaviors, development training opportunities, performance management program and pay for performance philosophy, and using their voice in its employee engagement survey.

Inclusion, Belonging and Ethical Business Practices. Cronos believes that maintaining a work environment that supports a wide range of experiences and perspectives, and where all employees feel a sense of belonging, allows the Company to benefit from all available talent and enhances, among other things, organizational strength, problem-solving ability and opportunity for innovation. Cronos continues to focus on a strategy to support further progress. Cronos is committed to fair hiring, development, and promotion of employees. Cronos is actively reviewing ethical business practices across the Company to drive progress. The Company maintains a whistleblower policy and anonymous hotline for the confidential reporting of any suspected policy violations and provides training and education to its global workforce with respect to the Code of Business Conduct and Ethics and related policies.
Regulatory Framework in Canada
Federal Regime
The Cannabis Act provides a licensing and permitting scheme for, among other things, the cultivation, processing, testing, packaging, labeling, distribution, sale, possession and disposal of adult-use cannabis, implemented by regulations promulgated under the Cannabis Act (the “Cannabis Regulations”). The Cannabis Act and Cannabis Regulations include, among other things, strict specifications for the plain packaging and labeling and analytical testing of all cannabis products as well as stringent physical and personnel security requirements for all federally licensed cultivation, processing and sales sites.
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
The Cannabis Act required the federal government to conduct a review of the Cannabis Act after three years, which commenced in September 2022. The scope of this statutory review included, among other things, consideration of (i) the administration and operation of the Cannabis Act, (ii) the impact of the Cannabis Act on public health, (iii) the health and consumption habits of young persons, (iv) the impact of cannabis on indigenous persons and communities and (v) the impact of the cultivation of cannabis plants in a dwelling-house. The final report of an independent expert panel on a review of the Cannabis Act was published in March 2024 and contains a variety of recommendations, some of which could adversely affect Cronos’ business. For example, recommendation 27 suggests reforms to the excise tax regime which would apply progressively larger duties on cannabis products with higher quantities or concentrations of THC or other intoxicating cannabinoids.
In June 2021, Health Canada opened a consultation on proposed amendments to the Cannabis Regulations that would restrict the use of certain flavors other than the flavor of cannabis in inhaled cannabis extracts as it claims that the availability of flavors is one of the factors that contributes to the increase in cannabis vaping in youth and young adults. The proposed amendments include restrictions that would apply to the production, sale, promotion, packaging and labelling of inhaled cannabis extracts from having a flavor, other than the flavor of cannabis. The consultation closed in September 2021 and afterwards the Minister of Health and the Minister of Mental Health and Addictions and Associate Minister of Health appointed an expert panel to conduct a review, as described above. Health Canada is reviewing the expert panel’s final report recommendations that were published in March 2024 before determining how to proceed with any further restrictions on flavors in inhaled cannabis extracts.
In June 2024, the draft amendments to the Cannabis Regulations and orders concerning cannabis were published for a 30-day comment period. The proposed amendments are intended to reduce regulatory and administrative burden for regulated parties and support diversity and competition in the legal cannabis market, while continuing to meet the public health and public safety objectives of the Cannabis Act. The proposed amendments are supported by conclusions and recommendations from the independent expert panel’s final report that was published in March 2024 (as described above) with proposed targeted amendments in five areas: (1) licensing, (2) personnel and physical security measures, (3) production requirements, (4) packaging and labelling, and (5) record-keeping and reporting. The consultation closed in July 2024 and Health Canada is reviewing the comments received through the public consultation. The proposed amendments are not yet effective.
In December 2023, Health Canada released guidance on cannabis products deliberately made with intoxicating cannabinoids other than delta-9-tetrayhydrocannabinol. Health Canada defines “intoxicating cannabinoids” as cannabinoids that bind to and activate the type 1 cannabinoid receptor (“CB1 receptor”). This guidance recommends that license holders apply the regulatory controls currently applicable to THC to all other cannabinoids that Health Canada defines as “intoxicating cannabinoids” in order to minimize the risks of accidental consumption, overconsumption and adverse effects. Provincial cannabis regulators have adopted Health Canada’s recommendation in various approaches. For example, the Nova Scotia Liquor Corporation (“the NSLC”), the exclusive distributor of cannabis in the province of Nova Scotia and the sole retail and online vendor in Nova Scotia, does not permit the sale of cannabis products that do not meet Health Canada’s recommendation for total intoxicating cannabinoid content.

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
The governments of each Canadian province and territory have implemented regulatory regimes for the distribution and sale of cannabis for adult-use purposes which continue to evolve over time. Most provinces and territories have announced a minimum age for possession and consumption of 19 years old, except for Québec and Alberta, where the minimum age is 21 and 18, respectively. In addition, provinces and territories may impose additional licensing requirements and restrictions on sales, distribution and promotion which are more stringent than those at the federal level. For example, the Société Québécoise du Cannabis (the “SQDC”), the exclusive distributor of cannabis in the province of Québec and the sole retail and online vendor in Québec, does not permit non-edible cannabis products exceeding 30% THC to be sold through its channels. The SQDC has also placed significant restrictions on the types of edibles that may be sold through its channels, prohibiting edibles that are sweet, confectionary, dessert, chocolate or any other product SQDC considers attractive to persons under 21 years of age. Similarly, the Prince Edward Island Cannabis Management Corporation does not allow cannabis vaporizers to be sold through its channels. Provincial distributors may also take different positions on the sale and distribution of products with various cannabinoids (including tetrahydrocannabivarin and cannabinol).
Licenses and Regulatory Framework in Israel
Medical Cannabis in Israel - Background
In Israel, cannabis is subject to the Israeli Dangerous Drugs Ordinance [New Version], 5733 – 1973 (the “Ordinance”), and its sale and use are prohibited unless applicable licenses or prescriptions have been obtained. Licenses to cultivate, produce, possess and use cannabis for medical or research purposes in Israel are granted by the Israel Medical Cannabis Agency (the “Yakar”) within the Israeli Ministry of Health (the “Israeli MOH”). Under the “Enabling Reform” (the “Reform”), patients with certain medical indications can obtain medical cannabis through prescriptions issued by physicians certified in their area of expertise who have undergone dedicated training within the public healthcare system. However, the majority of medical cannabis patients in Israel still rely on the traditional licensing system, either obtaining licenses directly from certified physicians or through the Yakar.
In addition to allowing for medical cannabis prescriptions in certain cases, the Reform introduced key changes in other areas, including removing the restriction of medical cannabis as a last-line of treatment for certain indications, simplifying regulatory requirements for operators, establishing a structured research license for cultivators and manufacturers, and easing research and development processes. It also proposed further examination into excluding all cannabinoids besides THC from the Ordinance.
Export From Israel
In December 2020, the Israeli MOH initiated a pilot program in which certain medical cannabis companies were permitted to export their products, and the Yakar issued guidelines relating to the export of medical cannabis products. These guidelines set forth the process and conditions for obtaining an export license, which can only be issued to an applicant already holding a valid Yakar license.
In March 2024, within the framework of the Reform, the Israeli MOH updated Procedure 110 (Guidelines for the Process of Approving Applications for the Export of a Dangerous Drug (Cannabis)), introducing updates to the regulatory framework for medicinal cannabis exports. A key change in the updated procedure was the removal of the words “for medical use and research” from its then title and guidelines. This change potentially expands the markets for Israeli cannabis products beyond medical markets. The updated Procedure 110 establishes that export approvals are primarily contingent on the submission of a valid import permit or official confirmation from the competent authority in the destination country. Additionally, Procedure 110 exempts cannabis products intended solely for export from meeting Israeli domestic quality standards, except for compliance with mandatory security requirements specified under IMC-GSP guidelines.
Constructive Licenses
In June 2022, 11 cannabis manufacturers (including a subsidiary of the Company) (the “Petitioners”) filed an administrative petition to the District Court in Jerusalem regarding the Yakar’s decision to issue constructive licenses (i.e., licenses for dealing with medical cannabis, without direct contact with the product, such as brokering medical cannabis transactions) (the “Constructive Licenses”). The Petitioners claim that the procedure and requirements for other licenses (e.g., for cultivation or production) granted by the Yakar are unreasonably more stringent than those required for Constructive Licenses. On January 5, 2023, the District Court in Jerusalem ordered the Israeli MOH to stop the issuance of Constructive Licenses for 60 days, and to formulate a clear policy regarding the issuance of such Constructive Licenses. On February 12, 2023, in response to the District Court’s order, the Director General of the Yakar published a decision regarding the Constructive Licenses, clarifying the Yakar’s authority to grant Constructive Licenses for the import/export of medical cannabis.
Licenses and Regulatory Framework in Other Jurisdictions
Cronos and its joint venture partners, strategic investments and strategic partners are subject to comprehensive and evolving regulations in each jurisdiction in which they operate. All aspects of the production, manufacture and distribution of cannabis products are regulated and subject to licensing regimes. These regulations and licensing regimes vary by jurisdiction and the Company, its joint venture partners, strategic investments and strategic partners spend significant time, effort and money to comply with the applicable requirements. The Company seeks to comply with export laws in connection with distributing Cronos products in other jurisdictions by obtaining export permits from Health Canada. The Company’s strategic partners are responsible for compliance with import laws and local regulatory requirements (including laws related to distribution of medical products) in jurisdictions in which they operate.
Available Information
Cronos is subject to the informational requirements of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, in accordance with the Exchange Act, the Company files reports with, and furnishes other information to, the SEC. The public may obtain any document filed with or furnish to the SEC from the SEC’s Electronic Document Gathering, Analysis, and Retrieval system, which can be accessed at www.sec.gov, or via the System for Electronic Data Analysis and Retrieval, which can be accessed at www.sedarplus.com, as well as from commercial document retrieval services.
Copies of this Annual Report may be obtained on request without charge from the Company’s Corporate Secretary, corporate.secretary@thecronosgroup.com, telephone: +1-416-504-0004. Cronos also provides access without charge to all of its SEC filings, including copies of this Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as Section 16 reports on Forms 3, 4 or 5, as soon as reasonably practicable after filing or furnishing, on its website located at https://thecronosgroup.com. In addition, the Company’s website includes, among other things, the Company’s Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is also available in print to any shareholder upon request without charge from our Corporate Secretary, corporate.secretary@thecronosgroup.com, telephone: +1-416-504-0004. Within the time period required by the SEC, the Company will post on its website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer.
From time to time, Cronos may use its website, as well as the following social media sites, as an additional means of disclosing public information to investors, the media and others interested in the Company.
•Facebook (https://www.facebook.com/The-Cronos-Group-419168411987225);
•X (f.k.a. Twitter) (https://x.com/cronosgroup); and
•LinkedIn (https://www.linkedin.com/company/cronosgroupcron/).
It is possible that certain information on Cronos’ website or these social media sites could be deemed to be material information. Investors, the media and others interested in the Company should review the business and financial information posted on the Company’s website or these social media sites. None of the information on Cronos’ website or disclosed through these social media sites is incorporated by reference into this Annual Report.
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
Risk Factor Summary
•We and certain of our joint ventures have limited operating histories and our growth strategy may not be successful.
•We may not be able to achieve or maintain profitability and may continue to incur losses in the future.
•We may not be able to successfully manage our growth.
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
•We may be unable to obtain adequate supplies of raw materials in a timely manner and at commercially reasonable prices.
•Intellectual property is key to our growth strategy, and we may be unable to obtain or enforce our intellectual property rights.
•Our entry into new markets is subject to risks normally associated with the conduct of business in foreign countries.
•We are subject to extensive regulation and licensing and may not successfully comply with all applicable laws and regulations.

•Our businesses face highly competitive conditions, including from the illegal cannabis market and licensed cannabis competitors that fail to comply with applicable regulations.
•Altria has significant influence over us.
•The price of our common shares has been and may continue to be highly volatile.
•We have had two restatements and seven material weaknesses in our internal control over financial reporting over the last six years.
•The adult-use cannabis market in Canada has in the past been and may in the future become oversupplied.
•Our business may be negatively impacted by the Middle East Conflict or the imposition of an anti-dumping duty on our imports into Israel.
•Any rescheduling of U.S. Schedule I cannabis to Schedule III would have an uncertain impact on our business.
•We are subject to other risks generally applicable to our industry and the conduct of our businesses.
Risks Relating to Our Growth Strategy.
We have a limited operating history and therefore we are subject to many of the risks common to early-stage enterprises.
We began carrying on business and generated our first revenues in 2013. In addition, many of our joint ventures are in the early stages of their operations and have generated little or no revenue. We are therefore subject to many of the risks common to early-stage enterprises, including limitations with respect to personnel, financial, and other resources and lack of revenues.
We may not be able to achieve or maintain profitability and may continue to incur losses in the future.
We have incurred significant losses in recent periods and have had negative operating cash flow for five of the last six fiscal years. We may not be able to achieve or maintain profitability and may continue to incur significant losses in the future even in light of our Realignment, the change in the nature of operations at the Peace Naturals Campus, the exit of our U.S. operations, the cessation of our operations at the Cronos Fermentation Facility and the Cronos GrowCo Transaction. In addition, we expect to continue to incur significant operating expenses as we implement initiatives to continue to grow our business. If our revenues do not increase to offset these expected costs and operating expenses, we will not be profitable. If our revenue declines or fails to grow at a rate faster than our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We may not achieve profitability in the future and, even if we do become profitable, we might not be able to sustain that profitability.
We may not be able to successfully manage our growth.
We are currently in an early development stage and may be subject to growth-related risks, including capacity constraints and pressure on our internal systems and controls, which may place significant strain on our operational and managerial resources. While our revenue has generally grown in recent years, our ability to manage and sustain revenue growth will depend on a number of factors, many of which are beyond our control, including, but not limited to, changes in laws and regulations respecting the production of cannabis products, competition from other license holders, the size of the illegal market and the adult-use market in Canada and the other markets in which we sell, and our ability to produce sufficient volumes of our products to meet customer demand. Our ability to manage growth effectively will require us to continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. There can be no assurances that we will be able to manage growth successfully. Any inability to manage growth successfully could have a material adverse effect on our business, financial condition and results of operations.
Our use of joint ventures may expose us to risks associated with jointly owned investments.
We currently operate parts of our business through joint ventures with other companies, and we may enter into additional joint ventures and strategic alliances in the future. Joint venture investments may involve risks not otherwise present for investments made solely by us, including: (i) we may not control the joint ventures, either by virtue of our economic or legal ownership share, or our ability to influence day-to-day operational decision-making; (ii) our joint venture partners may not agree to distributions that we believe are appropriate; (iii) where we do not have substantial decision-making authority, we may experience impasses or disputes with our joint venture partners on certain decisions, which could require us to expend additional resources to resolve such impasses or disputes, including litigation or arbitration; (iv) our joint venture partners may become insolvent or bankrupt, fail to fund their share of required capital contributions or fail to fulfill their obligations as a joint venture partner; (v) the arrangements governing our joint ventures may contain certain conditions or milestone events that may never be satisfied or achieved; (vi) our joint venture partners may have business or economic interests that are inconsistent with ours and may take actions contrary to our interests; (vii) we may suffer losses as a result of actions taken by our joint venture partners with respect to our joint venture investments; (viii) it may be difficult for us to exit a joint venture if an impasse arises or if we desire to sell our interest for any reason; (ix) our joint venture partners may exercise termination rights under the relevant agreements and (x) conflicts of interest may arise between our joint ventures and Company personnel who are directors of our joint ventures because of the fact that such directors are employed by us. Certain of these risks have materialized in the past. In addition, we may, in certain circumstances, be liable for the actions of our joint ventures or joint venture partners. Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations, and the magnitude of these material adverse effects could be greater to the extent we decide to rely on such joint ventures for certain goods or services, such as the receipt of raw materials from Cronos GrowCo, or decide to outsource certain operating activities to such joint ventures.
There can be no assurance of continued growth in Israel and our performance in Israel depends on, among other things, our ability to continue to import cannabis into Israel and our joint venture partners.
While our revenue in Israel has experienced periods of significant growth, our prior performance is not indicative of any potential future results in Israel. The Middle East Conflict has created significant uncertainty with respect to our operations in Israel and may materially and adversely affect our sales and other activities in Israel. There can be no assurance that our growth in the Israeli market can be sustained or will continue. Our ability to manage and sustain revenue growth in Israel will depend on a number of factors, many of which are beyond our control, including, but not limited to, the impact of, and developments in, the Middle East Conflict on our operations, our ability to continue to import cannabis into Israel (including the outcome of the Anti-Dumping Investigation initiated by the Israel Ministry of Economy and Industry, see Part II, Note 12(b) “Contingencies” to the consolidated financial statements under Item 8 of this Annual Report for further details), changes in laws and regulations respecting the cultivation, production, marketing and sale of medical cannabis products in Israel, growth of the medical cannabis patient count in Israel, increased competition, our ability to produce sufficient volumes of our products to meet customer demand and our ability to maintain or grow our market share in Israel. Any of these factors could materially and negatively impact our growth in Israel.
We have begun to further leverage our strategic joint venture with Cronos GrowCo. Our revised plans for the Peace Naturals Campus as well as the Company’s intention to pursue a sale of the Cronos Fermentation Facility, the completion of the Cronos GrowCo Transaction and entry into the Cronos GrowCo Supply Agreement have increased the importance of Cronos GrowCo to our business and operations. Cronos GrowCo’s production facilities are our principal source of raw materials. Therefore, our performance in Israel is reliant on our ability to acquire sufficient raw materials on a timely and cost-effective basis from Cronos GrowCo and to continue to import such raw materials and cannabis products to Israel from Cronos GrowCo’s production facilities. Though the Company provided an approximately $51 million secured non-revolving credit facility to Cronos GrowCo to fund the expansion of Cronos GrowCo’s cultivation and processing facilities (such area, the “Phase 2 Expansion Area”), there is no guarantee that we will be able to successfully execute our strategy to expand production at Cronos GrowCo or that we will be able to obtain the regulatory approvals, licenses and permits required for both the export of cannabis from Canada and the import of cannabis into Israel. Further, there can be no assurance that the Anti-Dumping Investigation will not result in the imposition of an anti-dumping duty on us or limit our imports into Israel, the impact of which could have a material adverse effect on our business in Israel.
Our acquisition strategy may not be successful, and we have in the past, and may in the future, need to write down the goodwill and indefinite-lived intangible assets recognized upon the acquisitions.
In the second quarter of 2021, we wrote off all of the goodwill and substantially all of the indefinite-lived intangible assets recognized upon the acquisition of our former U.S. operating subsidiaries, in the second quarter of 2023, we announced plans to cease our U.S. hemp operations and in the first quarter of 2024, the Company ceased operations at the Cronos Fermentation Facility. Acquisitions of companies or equity interests of companies operating in new markets are risky and speculative and may not produce the anticipated revenues and profits.

Our acquisition of the PharmaCann Option (the “PharmaCann Investment”) presents significant risks. For example, in the second quarter of 2024, we reduced the net book value of the PharmaCann Option to zero. For more information on risks associated with the PharmaCann Investment, see “Risk Factors—Risks Relating to Our Growth Strategy—Our U.S. strategy in part depends on the success of the PharmaCann Investment and there is no guarantee that we will exercise the PharmaCann Option in the near term, or at all, and, even if exercised, that the PharmaCann Investment will achieve the expected benefits of the transaction.”

We have had two restatements and seven material weaknesses in our internal control over financial reporting over the last six years. We have experienced significant turnover, both voluntary and involuntary, in our accounting and financial reporting functions, as well as in our internal audit function. If we are unable to create and maintain an appropriate control environment, our business, results of operations, financial condition, cash flows and reputation will be adversely affected.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and for evaluating and reporting on the effectiveness of our system of internal control. Effective internal control is necessary for us to provide timely, reliable and accurate financial reports, identify and proactively correct any deficiencies, material weaknesses or fraud and meet our reporting obligations. We had two restatements and seven material weaknesses in the last six years and have had significant turnover, both voluntary and involuntary, in our accounting and financial reporting functions as well as in our internal audit function. Moreover, we had a material weakness in our control environment existing as of December 31, 2022. Remediation efforts placed a significant burden on management and added increased pressure on our financial reporting resources and processes. The accuracy of our financial reporting and our ability to timely file with the SEC and the applicable securities regulatory authorities in Canada have in the past been, and may in the future be, adversely impacted if any additional material weaknesses in our internal control over financial reporting are identified. In addition, if additional material weaknesses or significant deficiencies in our internal control occur in the future, we could be required to restate our financial statements again, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weaknesses, subject us to regulatory investigations and penalties, harm our reputation, cause a decline in investor confidence or otherwise cause a decline in our stock price.
We are subject to civil litigation relating to the restatements and we cannot predict the outcome of this litigation, but we have incurred and expect to continue to incur significant costs and expenses in defending against this civil litigation. For more information on this civil litigation and proceedings, see Part II, Note 12(b) “Contingencies” to the consolidated financial statements under Item 8 of this Annual Report.
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
We currently have, and may in the future enter into additional, strategic alliances with third parties that we believe will complement or augment our existing business. Our ability to complete strategic alliances is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, strategic alliances could present unforeseen integration or operational obstacles or costs, could lead to or exacerbate product or supply shortages that could impact other markets in which we operate, may not enhance our business and may involve risks that could adversely affect us, including significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. Future strategic alliances could result in the incurrence of debt, costs and contingent liabilities, and there can be no assurance that future strategic alliances will achieve, or that our existing strategic alliances will achieve, the expected benefits to our business or that we will be able to consummate future strategic alliances on satisfactory terms, or at all. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
In the case of the Ginkgo Strategic Partnership, we have, pursuant to the Ginkgo Collaboration Agreement, the exclusive right to use and commercialize the key patented intellectual property related to the production of the target cannabinoids globally (referred to herein as the “Ginkgo Exclusive Licenses”). We have determined, and may determine in the future, that the production of certain cannabinoids is not economically feasible and in our best interests, and we have abandoned production efforts at the Cronos Fermentation Facility. Even if we are able to commercialize cultured cannabinoids in the future, we may not be able to generate satisfactory returns on them or on the products that incorporate them, and there may not be demand for such cultured cannabinoid products. Furthermore, there can be no assurance that Ginkgo will be able to develop microorganisms that we will be able to commercialize or to obtain patents relating to production of the target cannabinoids, or that third parties will not develop similar microorganisms or obtain patents that may restrict our ability to commercialize the microorganisms developed by Ginkgo, and, as a result, there can be no assurance that we would be able to realize the expected benefits of or continue the Ginkgo Strategic Partnership.

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
If additional equity milestones occur under the Ginkgo Collaboration Agreement, we are required by accounting rules to conduct an impairment analysis related to the new Ginkgo Exclusive Licenses. These analyses have in the past and may in the future, result in impairment charges. For a discussion of our most recent impairments of the Ginkgo Exclusive Licenses, see Note 8 “Goodwill and Intangible Assets, net” to the consolidated financial statements in Item 8 of this Annual Report.
Wholesale price volatility could have a material adverse effect on our business.
Following the Cronos GrowCo Transaction, the financial results of Cronos GrowCo are consolidated into our results, which are in turn impacted by the market for wholesale cannabis. Wholesale prices fluctuate due to changes in supply (which itself depends on other factors such as the level of cultivation of cannabis, weather conditions, fuel, equipment and labor costs, shipping costs, and government regulations), demand and other market conditions, which are factors beyond the control of Cronos GrowCo. The market for wholesale cannabis biomass is particularly volatile compared to other commoditized markets due to the relatively nascent maturity of the industry. The lack of centralized data and large variations in product quality make it difficult to establish a universal “spot price” for wholesale cannabis biomass. A decline or general volatility in the wholesale price of cannabis biomass may negatively impact Cronos GrowCo’s operating income, which may have a material adverse effect on our results of operations.
Under the Cronos GrowCo Supply Agreement, which governs our commercial arrangement with Cronos GrowCo, our option to purchase cannabis biomass from Cronos GrowCo is subject to fixed pricing. In the event of a decline in the wholesale market price of cannabis biomass, we may choose not to exercise our option to purchase biomass from Cronos GrowCo at the fixed prices set forth in the Cronos GrowCo Supply Agreement. Instead, we may attempt to purchase such biomass at the prevailing market price from Cronos GrowCo or third parties. If we decline to exercise our option to purchase biomass from Cronos GrowCo, Cronos GrowCo would be under no obligation to sell to us at such lower market prices. Additionally, if we attempt to purchase biomass from third parties, there can be no assurance that we will be able to do so on a consistent basis or in the quantities, strains, grades and qualities we require.
We are anticipating further shortages in raw materials and may be unable to obtain adequate supplies of raw materials in a timely manner and at commercially reasonable prices.
Our production operations require that we obtain adequate supplies of raw materials, particularly biomass, on a timely basis, at commercially reasonable prices and in the quantities, strains, grades and qualities that we require. From time to time, including presently, there have been shortages of raw materials. Industry-wide shortages in the supply of raw materials could result in industry-wide raw material price adjustments and shortages.
Cronos GrowCo’s production facilities are our principal source of raw materials. Therefore, our production operations are reliant on our ability to acquire such raw materials from Cronos GrowCo on a timely, cost-effective basis and in the quantities, strains, grades and qualities we require. If Cronos GrowCo is unable to meet our needs for raw materials (including by not producing the quantities, strains, grades and qualities of biomass that we anticipate in our forecasts, as well as being unable to meet demand in excess of our previous forecasts), we may be, and have in the past been, required to source additional supply from third parties.
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
Under the Cronos GrowCo Supply Agreement, we have the option to purchase a significant portion of Cronos GrowCo’s production. There can be no assurance that Cronos GrowCo will be able to sell its remaining production to third parties at commercially viable prices or on commercially viable terms. Likewise, volatility in the exercise of Cronos’ option could negatively impact Cronos GrowCo’s ability to forecast the portion or quantity of its production available for sale to third parties, which could negatively impact Cronos GrowCo’s ability to develop, maintain and grow profitable relationships with third party customers. To the extent Cronos GrowCo encounters difficulty in selling its remaining production capacity to third parties, Cronos GrowCo’s results of operations may be significantly and adversely affected, which may have a material adverse effect on our results of operations.
Termination or non-renewal of the Cronos GrowCo Supply Agreement could have a material negative impact on our ability to obtain cannabis biomass at commercially viable prices.
Cronos GrowCo’s production facilities are our principal source of raw materials. In addition to various termination rights under the Cronos GrowCo Supply Agreement, following an initial four-year term, the Cronos GrowCo Supply Agreement is subject to automatic renewal for successive one-year periods unless either party provides notice of non-renewal. In the event of non-renewal or termination of the Cronos GrowCo Supply Agreement, we would be required to source cannabis biomass from third parties or negotiate a new supply agreement with Cronos GrowCo, and we may not be able to do so on a timely basis at commercially reasonable prices or in the quantities we require. If we are unable to secure the necessary raw materials, we may experience product shortages and delays, we may be unable to launch new products and we may be required to discontinue certain products, which could have a material adverse effect on our business, financial condition and results of operations.
We may not successfully execute our production capacity strategy.
We may not be successful in executing our strategy to expand production capacity at certain of our facilities (including the Peace Naturals Campus) and joint ventures. Continuing and expanding operations at our facilities and joint ventures will be subject to obtaining and maintaining the appropriate licenses from the relevant regulatory agencies in those jurisdictions. In particular, continuing and expanding operations at Cronos GrowCo’s production facilities will be subject to obtaining and maintaining the appropriate licenses from Health Canada. Construction delays or cost over-runs in respect of such operations, howsoever caused, could have a material adverse effect on our business, financial condition and results of operations. There is no guarantee that Cronos GrowCo’s expansion strategy (including receiving such required Health Canada or other regulatory approvals, licenses and permits in a timely fashion, if at all) will be completed in the currently proposed form, or at all, or that Cronos GrowCo will be able to maintain its margins and efficiency as it expands.
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
Moreover, as a result of changes in the nature of our operations at the Peace Naturals Campus, the continued operations of the Cronos GrowCo Facility has become more important to us. The Cronos GrowCo Facility is our principal source of raw materials.
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
As a result of our decision to cease operations at the Cronos Fermentation Facility, we no longer have the internal capacity to produce rare cannabinoids through the fermentation process developed with Ginkgo. To the extent we continue to utilize rare cannabinoids in our products, we may be required to engage third-party suppliers and we may not be able to find third-party suppliers capable of producing rare cannabinoids at commercially viable prices or in the quantities we require. If we are unable to secure the necessary rare cannabinoids, we may experience product shortages and delays and we may be unable to launch new products, which could have a material adverse effect on our business, financial condition and results of operations.

There can be no assurance that the Realignment, the modification of our operations at the Peace Naturals Campus, the exit of our U.S. operations, the cessation of operations at the Cronos Fermentation Facility and the Cronos GrowCo Transaction will have a beneficial impact on our business, financial condition and results of operations. The timing, costs and benefits thereof cannot be guaranteed.
In the first quarter of 2022, we announced our Realignment to centralize functions under common leadership to increase efficient distribution of resources, improve strategic alignment and eliminate duplication of roles and costs; evaluate our global supply chain and perform product reviews and pricing and distribution optimization in order to reduce fixed expenses and reduce complexity; and implement an operating expense target to optimize cash deployment for activities such as margin accretive innovation and U.S. adult-use cannabis market entry in the future. Additionally, we announced a plan to leverage our strategic partnerships to improve supply chain efficiencies and reduce manufacturing overhead by partially exiting the Peace Naturals Campus. The sale and leaseback of the Peace Naturals Campus was ultimately terminated pursuant to its terms during the second quarter of 2024; we plan to continue and expand operations at the Peace Naturals Campus.
In the second quarter of 2023, we announced the exit of our U.S. operations. In the third quarter of 2023, we announced the cessation of operations at the Cronos Fermentation Facility and our intention to list the Cronos Fermentation Facility for sale. During the first quarter of 2024, we ceased operations at the Cronos Fermentation Facility. There can be no assurance that we will be able to sell the Cronos Fermentation Facility within an acceptable time frame or for an acceptable price.

In the second quarter of 2024, we announced the Cronos GrowCo Transaction. There can be no assurance that the Cronos GrowCo Transaction, including the expansion of Cronos GrowCo’s purpose-built cultivation and processing facilities, will be completed in an acceptable time frame or at a reasonable cost, nor that it will improve the cultivation operations, capacity and efficiency of Cronos GrowCo.
There can be no assurance that these initiatives will achieve the expected benefits to our business or reduce costs or grow our revenue as intended and, if achieved at all, the timing thereof. The execution and implementation of these initiatives involve risk, including that significant amounts of management’s time and Company resources could be diverted from our core operations in order to complete such initiatives. Some risks, are outside of our control. In addition, these initiatives could present unforeseen obstacles, lead to operating inefficiencies and negatively disrupt our corporate culture, which could lead to further employee attrition, any of which would have a material adverse effect on our business, financial condition and results of operations. We have and will continue to incur costs to implement these initiatives, and we could be subject to litigation risks and expenses. Our projected costs and expenses associated with the changes in operations described above may turn out to be too low by a material amount.
The industries and markets in which we operate are relatively new, and these industries and markets may not continue to exist or grow as anticipated or we may ultimately be unable to succeed in these industries and markets.
The medical and adult-use cannabis industries and markets in which we operate are relatively new, are highly speculative, are rapidly expanding and may ultimately not be successful. In addition to being subject to general business risks, we need to continue to build brand awareness in these markets through significant investments in our strategy, our production capacity, quality assurance and compliance with regulations. These activities may not promote our brands and products as effectively as intended, or at all. Competitive conditions (including competition from the illicit market) and consumer tastes, as applicable, and spending patterns in these new industries and markets are relatively unknown and may have unique circumstances that differ from existing industries and markets. We are subject to all of the business risks associated with a new business in a niche market, including risks of unforeseen capital requirements, failure of widespread market acceptance of our products, failure to establish business relationships and competitive disadvantages against larger and more established competitors.
Accordingly, there are no assurances that these markets will continue to exist or grow as currently anticipated, or function and evolve in a manner consistent with management’s expectations and assumptions, and a failure to do so could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to supply the purchasers in various provinces and territories of Canada with our products in the quantities or prices anticipated, or at all.
We have entered into supply arrangements with all provinces in Canada (where the relevant provincial body is the sole wholesale distributor of cannabis products in the province, except for Manitoba where we have also entered into a distribution agreement with a MBLL authorized cannabis distributor) and the Yukon territory and with private retailers in Saskatchewan. Our supply arrangements with provincial and territorial purchasers do not contain any binding minimum purchase obligations on the part of the relevant provincial or territorial purchaser.

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
Numerous additional cannabis producers have and may continue to enter the Canadian adult-use market. We and such other cannabis producers have in the past produced and may in the future produce more cannabis than is needed to satisfy aggregate demand of the Canadian medical and adult-use markets, and we have in the past, and may in the future, be unable to export that over-supply into other markets. As a result, the available supply of cannabis could exceed demand, which has in the past, and may in the future, result in significant inventory write downs and decreases in market prices.
We may be unsuccessful in competing in the legal adult-use cannabis market in Canada.
We face competition from existing license holders under the Cannabis Act. Certain of these competitors may have significantly greater financial, production, marketing, R&D and technical and human resources than we do. As a result, our competitors may be more successful than us in gaining market share. Our commercial opportunity could be reduced or eliminated if our competitors produce and commercialize products that, among other things, are safer, more effective, more convenient or less expensive than the products that we may produce, have greater sales, marketing and distribution support than our products, enjoy enhanced timing of market introduction and perceived effectiveness advantages over our products and receive more favorable publicity than our products. If our products do not achieve an adequate level of acceptance by the market, we may not generate sufficient revenue from these products, and our business may not become profitable.
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
Some jurisdictions may never develop markets for cannabis.
Many jurisdictions place restrictions on or prohibit commercial activities involving cannabis. Such restrictions or prohibitions may make it impossible or impractical for us to enter or expand our operations in such jurisdictions unless there is a change in law or regulation. For example, U.S. Schedule I cannabis remains illegal under U.S. federal law and may never become legal under U.S. federal law.
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
In addition, the regulatory approval processes in connection with the exercise of the PharmaCann Option may take a prolonged period of time to complete, which could significantly delay our ability to exercise the PharmaCann Option and realize the benefits of the PharmaCann Investment or result in our not being able to exercise all or part of the PharmaCann Option. Furthermore, in connection with obtaining approvals from or otherwise satisfying the requests of the state regulators or applicable laws, we may be required to divest all or a portion of the PharmaCann Option, or if after the exercise of the PharmaCann Option, our shares of PharmaCann.
Even if we are able to and do exercise the PharmaCann Option, the intended benefits of the PharmaCann Investment may not be realized. We cannot assure you that the PharmaCann Investment will be accretive to us in the near term or at all. For example, if entered into, the commercial arrangements between us and PharmaCann may not be successful or beneficial to us. In December 2024, Innovative Industrial Properties, Inc. (“IIP”) disclosed that PharmaCann had defaulted on its obligations to pay rent under several lease agreements with IIP. If PharmaCann’s financial condition does not improve, it will have a material adverse impact on the value of the PharmaCann investment. If we fail to realize the intended benefits of the PharmaCann Investment, our stock price could decline to the extent that the market price anticipates those benefits.
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
Although we are entitled to certain anti-dilution protections with respect to our investment in PharmaCann, such protections are subject to various conditions, and our potential ownership in PharmaCann may be significantly diluted by, among other things, future issuances of PharmaCann securities or acquisition activity in which PharmaCann uses its equity as consideration. As of December 31, 2024, the Company’s ownership percentage in PharmaCann on a fully diluted basis was approximately 5.8%. Under the terms of our investment in PharmaCann, Cronos’ rights to nominate an observer to the PharmaCann board of directors could be lost if our ownership drops below 6% on a fully diluted basis and we sell or transfer all or any portion of the PharmaCann Option (subject to certain exceptions).
We rely largely on our own market research to forecast sales and market demand and market prices may differ from our forecasts.
We rely largely on our own market research and internal data to forecast sales as there is limited availability of detailed and reliable market data from other sources at this early stage of the cannabis industry. If our sales forecasts and our expectations regarding market conditions, including prices, capital expenditure levels, inventory levels, production and supply chain capacity and operating expenses, prove to be inaccurate, this could have a material adverse effect on our business, financial condition and results of operations. For example, our forecasts for product demand and market conditions were impacted by a decline in market prices for cannabis products in the Canadian market, which contributed to our inventory write-down in the second and fourth quarters of 2020.
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
For example, following the Cronos GrowCo Transaction, we consolidate the results of operations of Cronos GrowCo in our consolidated financial statements. We could face difficulty in integrating the systems and processes of Cronos GrowCo, including accounting systems, internal controls over financial reporting, and other financial and administrative functions. Likewise, Cronos GrowCo could experience challenges in conforming to our accounting standards, procedures and policies. Any of these items could adversely affect our business, financial condition and results of operations.
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
For a discussion of previous write downs of indefinite-lived intangible assets and goodwill, see Note 8 “Goodwill and Intangible Assets, net” to the consolidated financial statements in Item 8 of this Annual Report.
Risks Relating to Operations in Israel
Conditions in Israel could materially and adversely affect our business, financial condition, and results of operations.
We have operations in Israel through a strategic joint venture, Cronos Israel.
On October 7, 2023, Hamas terrorists from the Gaza Strip launched a rocket barrage against Israel and engaged in incursions into Israeli territory, breaching the Gaza-Israel border, attacking military bases and slaughtering and kidnapping civilians in neighboring Israeli communities. Israel formally declared war on October 8. The Middle East Conflict may further escalate and may continue to result in a broader conflict across the Middle East. The Middle East Conflict (and any escalation) and any resulting regional political instability or interruption or curtailment of trade between Israel and its trading partners would likely materially and adversely affect our business, financial condition, and results of operations. On October 8, 2023, the Yakar issued guidelines for maintaining the business continuity in the field of medical cannabis, in light of the national effort relating to the Middle East Conflict.
Our employees, including certain members of our management, operate from our offices located in Gan Shmuel, Israel. While our facilities have not been damaged by the war, rocket, missile and drone attacks continue, and our facilities could be damaged or destroyed. Imports into Israel have been severely affected by the Middle East Conflict, and we may be unable to import materials into Israel. Further, our sales have been, and likely will continue to be, adversely affected by the Middle East Conflict.
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
Some of our employees in Israel are obligated to perform annual reserve duty in the Israeli military for several days, and in some cases more, of annual military reserve duty each year until they reach the age of 40 (or older, for reservists who are military officers or who have certain occupations) and are subject to being called for additional active duty under emergency circumstances. In response to the Middle East Conflict, a number of our employees have been called up to serve in the Israeli military. We cannot predict the full impact of these conditions on us in the future, particularly if emergency circumstances or an escalation in the political or military situation occurs. If many of our employees are called for active duty, our operations in Israel and our business may not be able to function at profitable levels, or at all, and our business in, results of operations from, Israel would be adversely affected.
The imposition of an anti-dumping duty on our imports into Israel could have a material adverse effect on our business, financial condition and results of operations.
On January 18, 2024, the Company was notified that the Trade Levies Commissioner of the Israel Ministry of Economy and Industry initiated a public investigation of alleged dumping of medical cannabis imports from Canada into Israel. On November 10, 2024, the Commissioner announced a final determination proposing to impose an anti-dumping duty on Canadian licensed producers. Under the Commissioner’s proposal, the Company would be subject to a proposed duty of 175%. The Commissioner’s findings are being evaluated by an ad hoc advisory committee, which is expected to make recommendations to the Minister of Economy (or his substitute), the Minister of Finance and the Finance Committee of the Knesset on whether to impose a duty. If a final decision is made to impose an anti-dumping duty to which the Company’s imports would be subject, our ability to continue to import raw materials and cannabis products into Israel from Cronos GrowCo, the performance of our business in Israel, and our results of operations, financial condition, business and prospects could be materially and negatively impacted.

Risks Relating to Our Products
There is limited long-term data with respect to the efficacy and side effects of cannabis and cannabinoids, and future clinical research studies on the effects of cannabis, and cannabinoids may lead to conclusions that dispute or conflict with our understanding and belief regarding their benefits, viability, safety, efficacy, dosing and social acceptance.
Research in Canada, the U.S. and internationally regarding the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, U.S. hemp or isolated cannabinoids (such as CBD and THC) inhaled, in dietary supplements, food, or cosmetic products remains in early stages. There have been relatively few clinical trials on the potential benefits of cannabis, U.S. hemp or isolated cannabinoids in dietary supplements, food, or cosmetic products and there is limited long-term data with respect to potential benefits, effects and/or interaction of these substances with human or animal biochemistry. As a result, our products could have unexpected side effects or safety concerns, the discovery of which could lead to civil litigation, regulatory actions and even possible criminal enforcement actions. In addition, if the products we sell do not or are not perceived to have the effects intended by the end user, this could have a material adverse effect on our business, financial condition and results of operations.
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
•discovery of serious or unexpected toxicities or side effects experienced by trial participants or other safety issues;
•slower than expected subject recruitment and enrollment rates in clinical trials;
•delays or inability in manufacturing or in obtaining sufficient quantities of materials for use in clinical trials due to regulatory and manufacturing constraints;
•delays in obtaining regulatory authorization to commence a trial, including licenses required for obtaining and using or isolated cannabinoids for research, either before or after a trial is commenced;
•unfavorable results from ongoing pre-clinical studies and clinical trials;
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
Cannabis vaporizers in Canada are regulated under the Cannabis Act, Cannabis Regulations and other laws and regulations of general application. Although this legislation sets rules and standards for the manufacture, composition, packaging, and marketing of cannabis vaporizer products, these rules and standards predate the spate of vaporizer-related health issues that have recently arisen in the U.S. These issues and accompanying negative public sentiment may prompt Health Canada or individual provinces/territories or municipalities to decide to further limit or defer the industry’s ability to sell cannabis vaporizer products and may also diminish consumer demand for such products. Currently, Prince Edward Island does not allow the sale of cannabis vaporizers. In June 2021, Health Canada opened a consultation into the use of flavors in inhaled cannabis extracts as it claims that the availability of flavors is one of the factors that contributes to the increase in cannabis vaping in youth and young adults. As part of this consultation, Health Canada released proposed regulations that contemplate restricting the production, sale, promotion, packaging and labelling of inhaled cannabis extracts from having a flavor, other than the flavor of cannabis. This regulatory initiative remains on Health Canada’s Forward Regulatory Plan and Health Canada is reviewing the expert panel’s final report recommendations that were published in March 2024 before determining whether to proceed with any further restrictions on flavors in inhaled cannabis extracts.
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
We, or the cannabis industry more generally, may receive unfavorable publicity or become subject to negative consumer perception.
We believe the cannabis industry is highly dependent upon broad social acceptance and consumer perception regarding the safety, efficacy and quality of cannabis products, as well as consumer views concerning regulatory compliance. Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention, market rumors or speculation and other publicity regarding the consumption or effects of cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and our business, financial condition and results of operations. Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on the demand for products, and our business, results of operations, financial condition and cash flows. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis in general, or our products specifically, or associating the consumption or use of cannabis with illness or other negative effects or events, could have such a material adverse effect. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products legally, appropriately or as directed.

The increased usage of social media, artificial intelligence and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views, whether or not true, on our operations and activities and the cannabis industry in general, whether true or not. Social media permits user-generated content to be distributed to a broad audience which can respond or react, in near real time, with comments that may be generated by automation and are often not filtered or checked for accuracy. In many cases, we do not have the ability to filter such comments or verify their accuracy. Accordingly, the speed with which negative publicity (whether true or not) can be disseminated has increased dramatically with the expansion of social media and artificial intelligence. The dissemination of negative or inaccurate posts, comments or other user-generated content about us on social media (including those published by third-parties) could damage our brand, image and reputation or how the cannabis industry is perceived generally, which could have a detrimental impact on the market for our products and thus on our business, financial condition and results of operations.
Certain businesses may have strong economic opposition to the cannabis industry. Lobbying by such groups, and any resulting inroads they might make in halting or rolling back the cannabis movement, could affect how the cannabis industry is perceived by others and could have a detrimental impact on the market for our products and thus on our business, financial condition and results of operations.
The parties with which we do business, have perceived and may in the future perceive that they are exposed to reputational risk as a result of our cannabis business activities. Failure to establish or maintain business relationships could have a material adverse effect on our business, financial condition and results of operations. In the past, certain third-party service providers and suppliers have suspended or withdrawn services to us or required increased fees or compensation, and in the future, other third party services providers or suppliers could do the same if they perceive that the potential risks exceed the potential benefits to such services. For example, we face challenges making U.S. dollar wire transfers or engaging any third-party service provider or supplier with a substantial presence where cannabis is not federally legal (including the U.S.). In these circumstances, while we believe that such services can be procured from other institutions, we may in the future have difficulty maintaining existing, or securing new, bank accounts or clearing services, service providers or other vendors or we may be forced to pay increased fees or compensation for such services.
Although we take care in protecting our image and reputation, we do not ultimately have control over how we or the cannabis industry are perceived by others. Reputation loss may result in decreased investor confidence, increased challenges in developing and maintaining community relations and an impediment to our overall ability to advance our business strategy and realize on our growth prospects, thereby having a material adverse impact on our business, financial condition and results of operations.
We may be subject to litigation in the ordinary course of our marketing, distribution and sale of our products.
We are subject to litigation, claims and other legal and regulatory proceedings from time to time in the ordinary course of our manufacturing, marketing, distribution and sale of our products, some of which may adversely affect our business, financial condition and results of operations. Several companies in the U.S. hemp-derived CBD industry, including the Company with respect to its previous U.S. operations, have become party to an increasing number of purported class action lawsuits relating to their food and dietary supplement products containing U.S. hemp-derived CBD. While one such case against the Company was dismissed, similar class actions may be filed against us again, and the plaintiffs in such class action lawsuits, as well as in other lawsuits against us, may seek very large or indeterminate amounts, including punitive damages, which may remain unknown for substantial periods of time. Should any litigation in which we become involved be determined against us, such a decision could adversely affect our ability to continue operating, adversely affect the market price for our common shares and require the use of significant resources. Even to the extent we ultimately prevail in litigation, litigation can consume and redirect significant resources. Litigation may also create a negative perception of our brands, which could have an adverse effect on our business, financial condition and results of operations. See Part II, Note 12(b) “Contingencies” to the consolidated financial statements under Item 8 of this Annual Report for a discussion of our legal proceedings.
We may be subject to product liability claims.
As a manufacturer and distributor of products designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of cannabis and U.S. hemp products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of cannabis or U.S. hemp products alone or in combination with other medications or substances could occur as described above under “— There is limited long-term data with respect to the efficacy and side effects of cannabis, and cannabinoids and future clinical research studies on the effects of cannabis, and cannabinoids may lead to conclusions that dispute or conflict with our understanding and belief regarding their benefits, viability, safety, efficacy, dosing and social acceptance.” We have been, and may in the future be, subject to product liability claims that include, among others, our products caused injury or illness, incorrect labeling, inadequate instructions for use or inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, adversely affect our reputation with our consumers generally, and have a material adverse effect on our business, financial condition and results of operations. See Part II, Note 12(b) “Contingencies” to the consolidated financial statements under Item 8 of this Annual Report for a discussion on our legal proceedings.

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
If one or more of our products are recalled for any reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant number of sales and may not be able to replace those sales at an acceptable margin, or at all. In addition, product recalls have in the past and may in the future require significant management attention. Although we have detailed procedures in place for testing finished products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. If one or more of our products were subject to recall, the public perception of that product and us could be harmed. A recall of one of our products could lead to decreased demand for that product and our other products and could have a material adverse effect on our business, financial condition and results of operations. Additionally, product recalls may lead to increased scrutiny of our operations by Health Canada, or other regulatory agencies, requiring further management attention and potential legal fees and other expenses. Furthermore, any product recall affecting the cannabis industry more broadly could lead consumers to lose confidence in the safety and security of the products sold by participants in these industries generally, which could have a material adverse effect on our business, financial condition and results of operations.
We rely on third-party testing and analytical methods which are validated but have not yet been standardized.
For certain of our cannabis products, testing for cannabinoid levels, heavy metals and pesticides (among other things) is performed by independent third-party testing laboratories. Testing methods and analytical assays for cannabinoids and levels of detection vary among different testing laboratories in different jurisdictions. There is currently no industry consensus on standards for testing methods or an industry accepted compendium of analytical assays or standard levels of detection. The detected and reported cannabinoid content in our cannabis products therefore can differ depending on the laboratory and testing methods (analytical assays) used. Variations in reported cannabinoid content will likely continue until the relevant regulatory agencies and independent certification bodies (e.g., ISO, USP) collaborate to develop, publish and implement standardized analytical assays and levels of detection for cannabis, cannabinoids and their derivative products. Until such standardized analytical assays and levels of detection are developed, the existing differences could cause confusion with our consumers which could lead to a negative perception of us and our products, increase the risk of litigation regarding cannabinoid content and regulatory enforcement action and could make it more difficult for us to comply with regulatory requirements regarding contents of ingredients and packaging and labeling. For example, on June 16, 2020, an alleged consumer filed a Statement of Claim, which has since been dismissed as against the Company, on behalf of a class in the Court of King’s Bench of Alberta in Alberta, Canada, against the Company and other Canadian cannabis manufacturers and distributors alleging claims related to the defendants’ advertised content of cannabinoids in cannabis products for medicinal use on or after June 16, 2010 and cannabis products for adult use on or after October 17, 2018. See Part II, Note 12(b) “Contingencies” to the consolidated financial statements under Item 8 of this Annual Report.
We may not be able to successfully develop new products or find a market for their sale.
The legal cannabis industry is in its early stages of development and it is likely that we, and our competitors, will seek to introduce new products, including products that contain cannabinoids other than THC and CBD, in the future. In attempting to keep pace with any new market developments, we may need to spend significant amounts of capital in order to successfully develop and generate revenues from new products we introduce. In addition, we may be required to obtain additional regulatory approvals from Health Canada and/or any other applicable regulatory authority, which may take significant amounts of time. We may not be successful in developing effective and safe new products, bringing such products to market in time to be effectively commercialized, or obtaining any required regulatory approvals, and, in the event we are successful, it is possible that there may be little or no demand for the products we develop (including products containing cannabinoids other than THC and CBD with which consumers may not be familiar or have significant reservations), which, together with any capital expenditures made in the course of such product development and regulatory approval processes, may have a material adverse effect on our business, financial condition and results of operations.

The Canadian excise duty framework may adversely affect our profitability.
Canada’s excise duty framework imposes an excise duty and various regulatory-like restrictions on certain cannabis products sold in Canada. We currently hold licenses issued by the Canada Revenue Agency (“CRA”) required to comply with this excise framework. Any change in the rates or application of excise duty to cannabis products sold by us in Canada, and any restrictive interpretations by the CRA or the courts of the provisions of the Excise Act, 2001 (which may be different than those contained in the Cannabis Act) may affect our profitability and ability to compete in the market. Similarly, the excise duty has in the past, and will likely continue to, have an effect on our profitability and ability to compete in the market.
Our business may be impacted as a result of conditions in the global economy and financial markets, including changes in inflation, interest rates, trade policy and overall economic conditions.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including changes in inflation, interest rates, trade policy and overall economic conditions.
In recent years, the worldwide economy has experienced significant inflation and inflationary pressures, including, in particular, on wages. Inflation could reduce our purchasing power and negatively impact our ability to obtain goods and services at commercially viable prices. We may be unable to pass on rising costs, including increased employee costs, to our customers. To the extent that we are unable to offset such inflation through higher prices of our products or other cost savings, there would be a negative impact on our operating margins, net income, cash flows and the trading price of our common shares.
A period of sustained inflation across the markets in which we operate could result in higher operating costs and reduce our profitability. Despite efforts we may take to reduce the impact of inflation on our business across the markets in which we operate, it could become increasingly difficult to effectively mitigate the increases to our costs. In addition, the effects of inflation on consumers’ budgets could result in the reduction of our customers’ spending on our products.
Additionally, interest rates directly affect the level of interest income we generate from investing our cash and cash equivalents and from our short-term investments. Interest rates are subject to fluctuation, and a decrease in interest rates could negatively impact our interest income. Further, high interest rates have in the past had, and may in the future have, adverse effects on the disposable income of our customers and their spending habits.
In addition, international trade and diplomatic tensions, including trade disputes and tariffs, may impact our existing business and future opportunities. For example, on February 1, 2025, the U.S. government announced a 25% tariff on product imports from Mexico and Canada and a 10% additional tariff on product imports from China. On February 3, 2025, the prospective tariffs on Canada and Mexico were deferred for 30 days, though the implementation of these additional tariffs remains possible beyond the current short-term reprieve. The 10% additional tariff on all imports from China went into effect, and on February 4, 2025, China retaliated with various levels of tariffs on certain products imported into that country from the U.S. If tariffs are implemented and maintained among countries in which we do business or source raw materials or product components (including the U.S.), tariffs and the potential escalation of trade disputes generally could pose a significant risk to our business and results of operations, including due to fluctuations in exchange rates. The resulting impact of tariffs on general economic conditions and exchange rates and on our business are uncertain and depend on various factors, such as negotiations between affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Further, actions we take to adapt to tariffs or trade restrictions may cause us to modify our operations or forgo business opportunities.
Risks Relating to Production and Distribution of Products
Our production facilities, and those of our strategic joint ventures, are integral to our operations, and any adverse changes or developments affecting such facilities may impact our business, financial condition and results of operations.
Our activities and resources are focused on various production and manufacturing facilities including in Canada and Israel. Some licenses are specific to those facilities. Adverse changes or developments affecting our facilities and the facilities of our joint venture partners or strategic partners, including the Cronos GrowCo Facility, such as a breach of security, an inability to successfully grow cannabis plants or produce finished goods, unanticipated cost overruns in growing or producing products, an outbreak of a communicable illness (such as COVID-19) or a force majeure event, could have a material and adverse effect on our business, financial condition and results of operations. Any breach of the security measures and other facility requirements, including any failure to comply with recommendations or requirements arising from inspections by regulatory agencies, could also have an impact on our ability to continue operating under our licenses or the prospect of renewing our licenses or result in a revocation of our licenses.
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

Given the nature of our products and the concentration of inventory in our facilities and the Cronos GrowCo Facility, we are subject to the risk of theft. A security breach at one of our facilities could expose us to additional scrutiny from regulators, increased expenses and business disruptions relating to the resolution and future prevention of these breaches.
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
We are dependent upon information technology systems in the conduct of our operations, and we collect, store and use certain data, intellectual property, proprietary business information and certain personal information of our employees and customers on those systems, including cloud-based systems (including software as a service “SaaS”). We have been, and expect to continue to be, subject to various cyberattacks and phishing schemes. Additionally, we are undertaking an effort to modernize our information technology systems, which could expose us to additional risks relating to our collection, storage and use of certain data on our systems.
There have been many highly publicized cyber-attacks over the last several years and we expect those to continue. Any fraudulent, malicious or accidental breach of our systems could result in unintended disclosure of, or unauthorized access to, third-party, customer, vendor, employee or other confidential information, and could result in additional costs and business disruption to us, including without limitation, to repair or replace damaged systems, enhance security or respond to occurrences, lost sales, violations of data privacy, security or other laws and regulations and subsequent penalties, fines, regulatory action or litigation. We also rely on third-party service providers, including cloud-based and SaaS systems, for most of our information technology systems, and any data security breach at a third-party service provider could have similar effects. In addition, media or other reports of perceived security vulnerabilities to our systems or those of our third-party providers, even if no breach has been attempted or occurred, could adversely impact our brand and reputation, and customers could lose confidence in our security measures and reliability, which would harm our ability to retain customers and gain new ones. If any of these were to occur, it could have a material adverse effect on our business, financial position and results of operations.
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
In recent years, our Information Systems department, which oversees our cybersecurity systems and processes, has experienced high turnover, creating opportunities for knowledge and skill gaps, which can result in operational errors and security oversights. There is currently no permanent head of the Information Systems department and instead we have contracted with a third party to provide an interim head of the department. In addition, cybersecurity is not the sole focus of our Information Systems department, and no individual employee is specifically dedicated solely to cybersecurity; competing responsibilities may divert their attention from cybersecurity matters. We also rely on external service providers to implement, manage and monitor our cybersecurity systems, including a managed security service provider whose personnel are not dedicated full time to our systems and may have their attention diverted by other customers. We expect our reliance on such external service providers to increase in the near future.

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
New and modified laws, and other changes in laws or regulations relating to privacy, data protection and information security, may require us to modify our data collection or processing practices and policies, incur substantial costs and expenses to comply with these laws and regulations, and increase our potential exposure to regulatory enforcement and litigation. The interpretation and enforcement of such laws and regulations are uncertain and subject to change and may require substantial costs to monitor and implement compliance systems. Failure to comply with data privacy and protection laws and regulations could result in government enforcement actions (which could include substantial civil and criminal penalties), litigation, business disruption, the diversion of management’s attention and adverse publicity and could negatively affect our business, results of operations and financial condition.
Our cannabis cultivation operations are subject to risks inherent in an agricultural business.
Our business and that of our joint venture partners and third-party suppliers involves the growing of cannabis, an agricultural product, in certain jurisdictions where that activity is permitted. As such, the business is subject to the risks inherent in the agricultural business, such as insects, plant diseases and other agricultural risks that may create crop failures and supply interruptions for our customers. Although our current operational production facilities, and those of our joint venture partners and a majority of our third-party suppliers, grow products indoors (including in greenhouses) under climate-controlled conditions and we and our joint venture partners and third-party suppliers carefully monitor the growing conditions with trained personnel, there can be no assurance that natural elements will not have a material adverse effect on the production of our products. The Company also has relationships with third-party suppliers that grow products outdoors, and there can be no assurance that natural elements will not have a material adverse effect on the production of the products that we intend to purchase from such suppliers. To the extent we rely on third parties or our joint venture partners to grow cannabis that we intend to commercialize, we are exposed to similar risks and there can be no assurance that such risks will not have a similarly material adverse effect on the production of our products.
The inability of our suppliers to meet their financial or contractual obligations to us may result in disruption to our supply chain and could result in financial losses.
We face exposure to our third-party suppliers that may face financial difficulties which would impact our supply of products. We have in the past, and in the future may have disruptions in our supply chain.
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
The ownership and protection of our intellectual property rights is a significant aspect of our future success. Currently we rely on trade secrets, technical know-how, proprietary information, trademarks, copyrights, designs and certain patent filings to maintain our competitive position. When we develop intellectual property that we believe is valuable, we try to protect our intellectual property by strategically seeking and obtaining registered protection where appropriate, developing and implementing standard operating procedures to protect trade secrets, technical know-how and proprietary information, and entering into agreements with parties that have access to our inventions, trade secrets, technical know-how and proprietary information, such as our partners, collaborators, employees and consultants, to protect confidentiality and ownership. We also seek to preserve the integrity and confidentiality of our inventions, trade secrets, technical know-how and proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, and we seek to protect our trademarks and the goodwill associated therewith by monitoring and enforcing against unauthorized use of our trademarks.
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
We cannot provide any assurances that our inventions, trade secrets, technical know-how and other proprietary information will not be disclosed in violation of agreements, or that competitors will not otherwise gain access to our intellectual property or independently develop and file applications for intellectual property rights in a manner that adversely impacts our intellectual property rights. For example, we have had employees misappropriate the Company’s confidential information, including intellectual property, including at least one employee who was subsequently employed by a competitor. Unauthorized parties may attempt to replicate or otherwise obtain and use our inventions, trade secrets, technical know-how and proprietary information. Identifying and policing the unauthorized use of our current or future intellectual property rights is difficult, expensive, time-consuming and unpredictable, as is enforcing these rights against unauthorized use by others. For example, we may be unable to effectively monitor and evaluate the products being distributed by our competitors, including parties such as unlicensed dispensaries, and the processes used to produce such products. If the steps taken to identify and protect our trade secrets are inadequate, we may be unable to enforce our rights in them against third parties.
Our intellectual property rights may be invalid or unenforceable under applicable laws, and we may be unable to have issued or registered, and unable to enforce, our intellectual property rights.
The laws regarding intellectual property rights relating to cannabis and cannabis-related products, and the positions of intellectual property offices administering such laws, are constantly evolving, and there is uncertainty regarding which countries will permit the filing, prosecution, issuance, registration and enforcement of intellectual property rights relating to cannabis and cannabis-related products. Additionally, the exit of our U.S. operations may result in the loss of our intellectual property and our proprietary rights in the U.S. by operations of law and/or due to our cessation of maintenance thereof, rendering such rights invalid or unenforceable, as applicable.
Specifically, we have sought trademark protection in many countries, including Canada, the U.S. and others. Our ability to obtain registered trademark protection for cannabis and cannabis-related goods and services (including U.S. hemp and U.S. hemp-related goods and services) may be limited in certain countries outside of Canada, including the U.S., where a trademark applicant/registrant would need to demonstrate continued use or intent to use a trademark in U.S. commerce to obtain and/or maintain rights to register such trademark, where registered federal trademark protection is currently unavailable for trademarks covering the sale of U.S. Schedule I cannabis products or certain goods containing U.S. hemp-derived CBD (such as dietary supplements and foods) until the FDA provides clearer guidance on the regulation of such products, and including Europe, where laws on the legality of cannabis use are not uniform, and trademarks cannot be obtained for products that are “contrary to public policy or accepted principles of morality.” Accordingly, our ability to obtain intellectual property rights or enforce intellectual property rights against third-party uses of similar trademarks may be limited in certain countries.

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
Other parties may claim that our products, including those produced by contract manufacturers on our behalf, infringe on their intellectual property rights, including with respect to patents, and the operation of our or a contract manufacturer’s business, including the development, manufacture and sale of our goods and services, may be found to infringe third-party intellectual property rights. There may be third-party patents or patent applications with claims to products or processes related to the manufacture, use or sale of our products and processes. There may be currently pending patent applications, some of which may still be confidential, that may later result in issued patents that our products or processes may infringe. In addition, third parties may obtain patents in the future and claim that use of our inventions, trade secrets, technical know-how and proprietary information, or the manufacture, use or sale of our products, infringes upon those patents. Third parties may also claim that our use of our trademarks infringes upon their trademark rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, legal fees, injunctions, temporary restraining orders, other equitable relief, and require the payment of damages, any or all of which may have an adverse impact on our business, financial condition and results of operations. In addition, we may need to obtain licenses from third parties who allege that we have infringed on their purported rights, whether or not such allegations have merit. Such licenses may not be available on terms acceptable to us, and we may be unable to obtain any licenses or other necessary or useful rights to such third-party intellectual property.
Our germplasm relies heavily on intellectual property, and we may be unable to protect, register or enforce our intellectual property rights in germplasm, and may infringe third-party intellectual property rights with respect to germplasm, possibly without the ability to obtain licenses necessary to use such third-party intellectual property rights.
Germplasm, including seeds, clones and cuttings, is the genetic material used in new cannabis varieties and hybrids. We use advanced breeding technologies to produce cannabis germplasm (hybrids and varieties). We rely on parental varieties for the success of our breeding program. Although we believe that the parental germplasm is proprietary to us, we may need to obtain licenses from third parties who may allege that we have appropriated their germplasm or their rights to such germplasm, whether or not such allegations have merit. Such licenses may not be available on terms acceptable to us, and we may be unable to obtain any licenses or other necessary or useful rights under third-party intellectual property. We may seek to protect our parental germplasm, as appropriate, relying on intellectual property rights, including rights related to inventions (patents and plant breeders’ rights), trade secrets, technical know-how, and proprietary information. There is a risk that we will fail to protect such germplasm or that we will fail to register rights in relation to such germplasm. We have also licensed certain of our germplasm strains to Cronos GrowCo and may be unable to maintain control of these strains.
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
We are party to licenses granted by third parties, which give us rights to use third-party intellectual property and germplasm that is necessary or useful to our business. Our success will depend, in part, on the ability of the applicable licensor to maintain and enforce its licensed intellectual property, including intellectual property underlying licensed germplasm, against other third parties, particularly intellectual property rights to which we have secured exclusive rights. Without protection for the intellectual property we have licensed, or underlying germplasm that we have licensed, as the case may be, other companies might be able to offer substantially similar products for sale or utilize substantially similar processes, publicity and marketing rights or other intellectual property, any of which could have a material adverse effect on our business, financial condition and results of operations. Our success will also depend, in part, on our ability to obtain licenses to certain intellectual property and germplasm that we believe are necessary or useful for our business. Such licenses may not be available on terms acceptable to us, or at all, which could adversely affect our ability to commercialize our products or services, as well as have a material adverse effect on our business, financial condition and results of operations.
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
The technologies, processes and formulations we use may face competition or become obsolete.
Rapidly changing markets, technology, emerging industry standards and frequent introduction of new products characterize our business. The introduction of new products embodying new technologies, including new growing or manufacturing processes or formulations, and the emergence of new industry standards may render our products obsolete, less competitive or less marketable. The process of developing our products is complex and requires significant continuing costs, innovation, development efforts and third-party commitments, including licensees, researchers, and collaborators. Our failure to develop new processes, technologies and products and the obsolescence of existing technologies or processes could adversely affect our business, financial condition and results of operations. We may be unable to anticipate changes in our potential customer preferences or requirements that could make our existing technology, processes or formulations obsolete. Our success will depend, in part, on our ability to continue to grow products efficiently, enhance our existing technologies, develop new technology that addresses the increasing demands and sophistication and varied views of the market, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our proprietary technology, processes and formulations entails significant technical and business risks. We may not be successful in using our new technologies or exploiting our niche markets effectively or adapting our business to evolving customer requirements or preferences or emerging industry standards.
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
Our expansion efforts have required, and may in the future require, the dedication of substantial resources. In particular, we may need to make additional investments in management and personnel, infrastructure, operations and compliance systems. Expanding into additional jurisdictions may involve significant up-front capital investments and such investments may not generate our expected return on investment or any return at all. Further, from time to time we may reevaluate and discontinue our participation in such jurisdictions, which could result in write-offs and asset, intangible asset and goodwill impairments, and could otherwise adversely affect our business, financial condition and results of operations.
We also face new operational risks and challenges as we enter into new markets. Expansion into foreign jurisdictions subjects us to legal, regulatory, reputational and political risks that may be different from and additional to those that we face in jurisdictions in which we currently operate, and we may be at a disadvantage relative to competitors who are more familiar with local markets and local laws and regulations. Similarly, consumer preferences in jurisdictions we enter may differ from those in our existing markets, and our products may not be received by consumers as well as competing products in such jurisdictions. These factors may cause our expansion efforts to be unsuccessful, which may result in write-offs and asset, intangible asset and goodwill impairments, and may otherwise have a material negative impact on our business, results of operations and financial condition.
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
There is also the risk of increased disclosure requirements; exchange rate fluctuations; restrictions on the ability of local operating companies to hold Canadian dollars, U.S. dollars or other foreign currencies in offshore bank accounts; import and export restrictions; increased regulatory requirements and restrictions; increased health-related regulations; limitations on the repatriation of earnings or on our ability to assist in minimizing our expatriate workforce’s exposure to double taxation in both the home and host jurisdictions; and increased financing costs.

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
Our business and activities are heavily regulated in all jurisdictions where we carry on business. Our operations are subject to various laws, regulations and guidelines by governmental authorities (including, in Canada, Health Canada and other federal, provincial and local regulatory agencies relating to the cultivation, manufacture, processing, marketing, labeling, packaging, management, transportation, distribution, import, export, storage, sale, pricing and disposal of cannabis, and also including laws, regulations and guidelines relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment (including relating to emissions and discharges to water, air and land, and the handling and disposal of hazardous and non-hazardous materials and wastes). Our operations may also be affected in varying degrees by government regulations with respect to, among other things, price controls, import or export controls, controls on currency remittance, increased income taxes, restrictions on foreign investment and government policies rewarding contracts to local competitors or requiring domestic producers or vendors to purchase supplies from a particular jurisdiction. Laws, regulations and guidelines, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services, as well as on our personnel (including management and our board of directors).
Achievement of our business objectives is contingent, in part, upon compliance with regulatory requirements enacted by these governmental authorities and obtaining all necessary regulatory approvals for the cultivation, production, processing, storage, transportation, distribution, sale, import and export, as applicable, of our products. The cannabis industry is still new, and in Canada in particular, the Cannabis Act has no close precedent in Canadian law. Similarly, the regulatory regimes in the jurisdictions in which we and our joint ventures operate outside of Canada are new and are still being developed without close precedent in such jurisdictions. The effect of relevant governmental authorities’ administration, application and enforcement of their respective regulatory regimes and delays in obtaining, or failure to obtain, necessary regulatory approvals may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business, financial condition and results of operations.
The regulatory environment for our products is rapidly developing, and the need to build and maintain robust systems to comply with different and changing regulations in multiple jurisdictions increases the possibility that we may violate one or more applicable requirements. Further, the regulations to which our business is subject are not always clear, may be subject to interpretation and have in the past, and may in the future, be interpreted or applied inconsistently by the applicable regulatory agencies, which have broad interpretative and enforcement discretion with respect to such activities. This has in the past, and may in the future, make it difficult for us to determine whether we are in compliance with such regulations. While we endeavor to comply with all relevant laws, regulations and guidelines, any failure to comply with the regulatory requirements applicable to our operations could subject us to negative consequences, including, but not limited to, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, asset seizures, revocation or imposition of additional conditions on licenses to operate our business, the denial of regulatory applications, the suspension or expulsion from a particular market or jurisdiction of our key personnel, or the imposition of additional or more stringent inspection, testing and reporting requirements, any of which could materially adversely affect our business, financial condition and results of operations. Additionally, scheduled or unscheduled inspections of our facilities or facilities of our joint ventures or third-party suppliers by applicable regulatory agencies could result in adverse findings that could require significant remediation efforts and/or temporary or permanent shutdown of our facilities or those of our joint ventures or third-party suppliers. The outcome of any regulatory or agency proceedings, investigations, inspections, audits, and other contingencies could harm our reputation, require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our results of operations, financial condition and cash flows. There can be no assurance that any pending or future regulatory or agency proceedings, investigations, inspections and audits will not result in substantial costs or a diversion of management’s attention and resources, negatively impact our future growth plans and opportunities or have a material adverse impact on our business, financial condition and results of operations.

As it relates to U.S. Schedule I cannabis, in the U.S., despite cannabis manufacturing, distribution, sale, possession and use having been legalized at the state level for medical use and for adult-use in many states and efforts to reschedule marijuana to Schedule III under the CSA, marijuana as defined by the CSA continues to be categorized as a Schedule I controlled substance under the CSA and subject to the Controlled Substances Import and Export Act (“CSIEA”). Although we do not engage in any activities related to marijuana as defined by the CSA in the U.S., violations of any U.S. federal laws and regulations, including the CSA and the CSIEA, whether intentional or inadvertent, could result in civil, criminal and/or administrative enforcement actions, which could result in fines, penalties, and other sanctions, including but not limited to, cessation of business activities. Additionally, U.S. border officials could deny entry into the U.S. to those employed at or investing in legal and licensed non-U.S. cannabis companies and such persons could face detention, denial of entry or lifetime bans from the U.S. for their business associations with cannabis businesses.
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
Our ability to grow, process, store and sell cannabis in Canada is dependent on our licenses from Health Canada, and in particular the licenses currently held by Peace Naturals and Cronos GrowCo. Failure to comply with the requirements of the licenses or failure to maintain the licenses would have a material adverse impact on our business, financial condition and results of operations. Although we believe Peace Naturals and Cronos GrowCo will meet the requirements of the Cannabis Act for their licenses, there can be no guarantee that Health Canada will extend or renew the licenses or, if they are extended or renewed, that they will be extended or renewed on the same or similar terms or that Health Canada will not revoke the licenses. Should we fail to comply with requirements of the licenses, should Health Canada not extend or renew the licenses, should they be renewed on different terms (including not allowing for anticipated capacity increases) or should the licenses be revoked or suspended, our business, financial condition and results of the operations will be materially adversely affected. To the extent we apply for any additional licenses from Health Canada, there can be no assurance that such licenses will be granted or, if granted, that they will be granted on commercially reasonable terms or within the time period we expect, which could have a material adverse effect on our business, financial condition and results of operations.
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

Changes in the laws, regulations and guidelines governing cannabis may adversely impact our business.
Our operations are and have been subject to various laws, regulations and guidelines promulgated by governmental authorities (including, in Canada, Health Canada and other federal, provincial and local regulatory agencies) relating to the cultivation, processing, marketing, acquisition, manufacture, packaging/labeling, management, transportation, distribution, import, export, storage, sale and disposal of cannabis but also including laws and regulations relating to health and safety, the conduct of operations and the protection of the environment. Additionally, our growth strategy continues to evolve as regulations governing the cannabis industry in the jurisdictions other than Canada in which we and our joint ventures operate become more fully developed. Interpretation of these laws, rules and regulations and their application to our operations and those of our joint ventures is ongoing. No assurance can be given that new laws, regulations and guidelines will not be enacted or that existing laws, regulations and guidelines will not be amended, repealed or interpreted or applied in a manner which could require extensive changes to our operations, increase compliance costs, give rise to material liabilities or a revocation of our licenses and other permits, restrict the growth opportunities that we currently anticipate or otherwise limit or curtail our operations. For example, the Cannabis Act requires the Canadian federal government to conduct a review of the Cannabis Act after three years, which commenced in September 2022. The scope of this statutory review included, among other things, consideration of (i) the administration and operation of the Cannabis Act, (ii) the impact of the Cannabis Act on public health, (iii) the health and consumption habits of young persons, (iv) the impact of cannabis on Indigenous persons and communities and (v) the impact of cultivation of cannabis plants in a dwelling-house. The final report of an independent expert panel on a review of the Cannabis Act was published in March 2024 and the amendment, removal or addition of provisions in or to the Cannabis Act based on the recommendations resulting from this report could adversely affect our business. For example, recommendations related to imposing restrictions or prohibition of certain products with higher quantities or concentrations of THC or other intoxicating cannabinoids could limit and affect the types of products we can sell. Amendments to current laws, regulations and guidelines governing the production, sale and use of cannabis and cannabis-based products, more stringent implementation or enforcement thereof or other unanticipated events, including changes in political regimes or political instability, currency controls, fluctuations in currency exchange rates and rates of inflation, labor unrest, changes in taxation laws, regulations and policies, restrictions on foreign exchange and repatriation, governmental regulations relating to foreign investment and the cannabis business more generally, and changes in attitudes toward cannabis, are beyond our control and could require extensive changes to our operations, which in turn may result in a material adverse effect on our business, financial condition and results of operations.
While the production of cannabis in Canada, among other things, is under the regulatory oversight of the federal government of Canada, the distribution and retail sale of adult-use cannabis in Canada falls within the jurisdiction of the provincial and territorial governments. The impact of the legislation regulating adult-use cannabis passed in the provinces and territories on the cannabis industry and our business plans and operations is uncertain. Provinces and territories have announced certain restrictions that are more stringent than the federal rules or regulations such as retail sale and marketing restrictions, bans on certain types of cannabis products, raising minimum age of purchase and flavor restrictions. For example, Prince Edward Island does not currently permit sales of cannabis vaporizers, and Québec limits the sale of other high THC non-edible cannabis products. In April 2023, the Supreme Court of Canada affirmed the provinces’ power to enact regulations that are more restrictive than the federal regime. In addition, the distribution and retail channels and applicable rules and regulations in the provinces continue to evolve, and our ability to distribute and sell cannabis products in Canada is dependent on the ability of the provinces and territories of Canada to establish licensed retail networks and outlets. There is no guarantee that the applicable legislation regulating the distribution and sale of cannabis for adult-use purposes will allow for the growth opportunities we currently anticipate and may result in a material adverse effect on our business, financial condition and results of operations.
In December 2023, Health Canada released guidance on cannabis products deliberately made with intoxicating cannabinoids other than delta-9-THC. Health Canada defines “intoxicating cannabinoids” as cannabinoids that bind to and activate the CB1 receptor and the guidance includes a list of 9 cannabinoids which can be revised as new evidence becomes available. This guidance recommends that license holders apply the regulatory controls (including limits on the amount of cannabinoids in certain products) currently applicable to delta-9-THC to all other cannabinoids that Health Canada considers to be “intoxicating cannabinoids” in order to minimize the risks of accidental consumption, overconsumption and adverse effects. Provincial and territorial distributors have taken different positions on the sale and distribution of products with various cannabinoids and may decide to ban, limit or implement new guidance on the types of cannabis products permitted for sale in each of their jurisdictions (including in response to Health Canada’s guidance on intoxicating cannabinoids) which may result in some or all of our products being viewed as non-compliant with law or non-binding policy guidance. For example, the NSLC does not permit the sale of cannabis products that do not meet Health Canada’s recommendation for total intoxicating cannabinoid content.
Furthermore, additional countries continue to pass laws and implement additional rules and regulations with respect to the production and distribution of cannabis in some form or another. We have subsidiaries, investments, joint ventures and strategic alliances in places outside of Canada, which may be affected by such changes. Increased international competition and limitations placed on us by Canadian regulations might lower the demand for our products on a global scale. We also face competition in each jurisdiction outside Canada where we have subsidiaries, investments, joint ventures and strategic alliances with local companies that have more experience, more in-depth knowledge of local markets or applicable laws, regulations and guidelines or longer operating histories in such jurisdictions.

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
While Nasdaq has not issued official rules specific to the cannabis industry, stock exchanges in the U.S., including Nasdaq, have historically refused to list certain U.S. Schedule I cannabis related businesses, including U.S. Schedule I cannabis retailers, that operate primarily in the U.S. Failure to comply with any requirements imposed by Nasdaq could result in the delisting of our common shares from Nasdaq or denial of any application to have additional securities listed on Nasdaq which could have a material adverse effect on the trading price of our common shares.
We are constrained by law in our ability to market and advertise our products.
Our marketing and advertising are subject to regulation by various regulatory bodies in the jurisdictions in which we operate. In Canada and Israel, the development of our business and related results of operations may be hindered by applicable regulatory restrictions on sales and marketing activities. For example, the regulatory environments in Canada and Israel limit our ability to compete for market share in a manner similar to other industries. Furthermore, the applicable regulatory restrictions on sales and marketing activities are not always clear, may be subject to interpretation and have in the past, and may in the future, be interpreted or applied inconsistently by the applicable regulatory agencies, which have broad interpretative and enforcement discretion with respect to such activities. This has in the past, and may in the future, result in such restrictions on sales and marketing activities being interpreted unfavorably by a regulatory agency against some market participants, including us, but not others. Furthermore, if our competitors fail to comply with applicable laws relating to sales and marketing activities with which we comply, and regulatory agencies are delayed or do not take enforcement action against such competitors, or take sporadic or inconsistent enforcement action, our ability to compete for market share and our sales and results of operations could be adversely affected. If we are unable to effectively market our products and compete for market share in Canada and Israel, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products, our sales and results of operations could be adversely affected. See “Business–Regulatory Framework in Canada” and “Business–Regulatory Framework in Israel.”
In recent years, there has been an increase in private litigation that seeks, among other things, relief for consumers, class action certifications, class wide damages and recalls of products. We have been subject to such litigation and may be subject to additional private class action litigation. Any actions against us by governmental authorities or private litigants could have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.
Any rescheduling of U.S. Schedule I cannabis to Schedule III would have an uncertain impact on our business.
There is substantial uncertainty concerning the legal status of U.S. hemp and U.S. hemp products containing U.S. hemp-derived ingredients, including CBD and other cannabinoids. The status of products derived from the cannabis or hemp plant, under both federal and state law can depend on the THC content of the plant or derivative (including whether the plant meets the statutory definition of “industrial hemp” or “hemp”), the part of the plant from which an individual or entity produces the derivative (including whether the plant meets the statutory definition of “marihuana” under the CSA), the THC concentration during the manufacturing process, whether the cultivator, processor, manufacturer or product marketer engages in cannabis-related activities for research versus purely commercial purposes, as well as the form and intended use of the product. The mere presence of a cannabinoid (such as CBD) is not dispositive as to whether the product is legal or illegal. Under U.S. federal law, products containing CBD may be unlawful if derived from U.S. Schedule I cannabis (including hemp with a concentration greater than 0.3% THC on a dry weight basis), or if derived from U.S. hemp grown outside the parameters of an approved U.S. hemp pilot program or U.S. hemp cultivated in violation of the 2018 Farm Bill. Even after enactment of the 2018 Farm Bill, the DEA may not treat all products containing U.S. hemp-derived ingredients, including CBD and other cannabinoids, as exempt from the CSA. In September 2020, the DEA issued an interim final rule that purported to align the DEA’s regulations with the statutory changes to the CSA made effective by the 2018 Farm Bill. The DEA received a number of comments objecting to the interim final rule, and the interim final rule has been the subject of litigation. However, the litigation was dismissed by the D.C. Circuit Court in June 2022. If the DEA takes action against participants in the U.S. hemp industry, this could cause our customers to lose confidence in our products, which could have a material and adverse effect on our business, financial condition and results of operations.

In August 2023, the U.S. Department of Health and Human Services recommended that the DEA move marijuana from Schedule I to Schedule III under the CSA, and the rulemaking process remains ongoing and subject to legal challenges. There can be no assurances that the rulemaking process will continue or that moving marijuana from Schedule I to Schedule III will ever occur, and the impacts of any such rule on our business and competitive position are unclear. For example, rescheduling marijuana from Schedule I to Schedule III may be accompanied by additional regulatory obligations as prerequisite to participate in the U.S. market, and it may provide a greater benefit to the businesses of our competitors than our business, including by providing favorable tax treatment to their U.S. operations. The rescheduling of marijuana from Schedule I to Schedule III could result in significant volatility in the market for our common stock. To the extent that market speculation results in an increase in the price of our stock, our stock price could decline significantly thereafter if the DEA fails to act on the recommendation or investor optimism fades.
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
In addition to competition from illegal market participants, we may also face competition from licensed cannabis competitors that fail to comply with the regulations governing the cannabis industry when developing, marketing and selling cannabis products. These competitors may be able to produce and sell products with significantly higher cannabinoid potencies or which include ingredients that are prohibited by law, or market products in contravention of the law. If regulatory authorities are delayed in, or fail to, effectively restrict the marketing, sale or distribution of such non-compliant cannabis products by our competitors, there may be a material adverse effect on our business, results of operations and financial condition, as well as the perception of cannabis use.

We have been and may in the future be required to write down inventory due to downward pressure on market prices, which could have a material adverse effect on our results of operations or financial position.
At the end of each reporting period, management performs an assessment of inventory obsolescence, prices and demand to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We also consider factors such as slow-moving or non-marketable products in our determination of obsolescence. As a result of this assessment, inventory write-downs have occurred on a number of occasions in the past and may occur in the future. Continued pricing pressures in the markets in which we operate, may result in further inventory write-downs. We have had a series of inventory write-downs due to price compression in the cannabis market. We expect these write-downs to continue as pricing pressures remain elevated. In connection with the Cronos GrowCo Transaction, we consolidated additional inventory of $15.8 million, which includes a step-up to fair value of $5.6 million, which if reversed, could significantly affect our results of operations. These inventory write-downs have in the past and may in the future materially adversely affect our results of operations.
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
Our success is currently largely dependent on the performance of our skilled employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In 2022, we announced a Realignment to, among other things, centralize functions under common leadership to increase efficient distribution of resources, optimize collaboration and strategic alignment and eliminate duplication of roles and costs, including a reduction in headcount impacting a number of employees. In 2023, we exited our U.S. operations, announced our intention to list the Cronos Fermentation Facility for sale and entered into an agreement for the sale and leaseback of the Peace Naturals Campus (which agreement was subsequently terminated pursuant to its terms during the second quarter of 2024). During the first quarter of 2024, the Company ceased operations at the Cronos Fermentation Facility. Any or all of the Realignment, the U.S. exit, the cessation of operations and planned sale of the Cronos Fermentation Facility and the terminated sale-leaseback of the Peace Naturals Campus could lead to increased attrition amongst those employees who were not directly affected by the associated reductions in headcount, and we may not be successful at retaining such employees or attracting new employees, which may have a material adverse effect on our business, results of operations and financial condition.
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
Altria is our single largest shareholder. As of December 31, 2024, Altria beneficially owned approximately 40.9% of our issued and outstanding common shares (calculated on a non-diluted basis). In light of such ownership, Altria is in a position to exercise significant influence over matters affecting shareholders or requiring shareholder approval, including the election of the Board, amendments to our articles and the determination of significant corporate actions. In addition, pursuant to the Investor Rights Agreement, Altria has certain rights, including the right to nominate a specified number of directors to the Board, approval rights over certain Company actions and pre-emptive and top-up rights entitling Altria to maintain its pro rata beneficial ownership in us. Further, as of the date hereof, four of the seven directors on the Board are Altria Nominees. For more information, see “Business—Altria Strategic Investment—Investor Rights Agreement.”
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
Under the Subscription Agreement, we have discretion in the use of net proceeds from the Altria Investment, subject to our obligation to consult with Altria, in certain circumstances, seek the approval of Altria (such approval not to be unreasonably conditioned, withheld or delayed) and certain other limitations regarding the use of net proceeds set forth in the Subscription Agreement and the Investor Rights Agreement. Accordingly, shareholders may not agree with the manner in which management chooses to allocate and spend the net proceeds. Our failure to apply the funds effectively could have a material adverse effect on our business, financial condition and results of operations.
We have cash on hand, including short-term investments, of approximately $859 million as of December 31, 2024. There can be no assurance that we will be able to deploy the available cash in an effective manner that is accretive to us, or at all. Until such time as we are able to deploy the cash available to us, we anticipate holding the net proceeds as cash balances in our bank accounts, investing in, among other things, certificates of deposit and other instruments issued by banks or obligations of or guaranteed by the Government of Canada or any province thereof, or investing in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. Government, its agencies or instrumentalities.
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
We may be subject to various potential conflicts of interest because of the fact that some of our directors and officers may be engaged in a range of business activities, or have relationships with or are employed by Altria. One of our directors, Jason Adler, is the co-founder and Managing Member of Gotham Green Partners, a private equity firm focused primarily on early-stage investing in companies in the cannabis industry, and Michael Gorenstein, our Chairman, President, and Chief Executive Officer, is a co-founder and non-managing Member of Gotham Green Partners. Three of our directors, Kamran Khan, Dominik Meier and Elizabeth Seegar, are employed by Altria as Vice President and Associate General Counsel, Vice President of Marketing Activation & Operations, and Vice President, Financial Planning & Analysis, respectively. As a result of these relationships, conflicts of interests may arise between us and them, as described below.

We may also become involved in other transactions that are inconsistent or conflict with the interests of our directors and officers, and/or our directors and officers may have interests in persons, firms, institutions, corporations or transactions that are inconsistent or in conflict with our interests and those of our shareholders. In addition, from time to time, Gotham Green Partners or Altria may be competing with us for available investment opportunities. Conflicts of interest, if any, will be subject to the procedures and remedies provided under applicable laws and regulations. In particular, in the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict is required to abstain from voting for or against the approval of the transaction and may recuse himself or herself from any related discussion or deliberation. In accordance with applicable laws and regulations, our directors are required to act honestly, in good faith and in our best interests.
Risks Relating to Our Common Shares
It is not anticipated that any dividend will be paid to holders of our common shares in the foreseeable future.
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
•our restating financial results twice in the last six years;
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

Securities markets have in the past experienced, and may continue to experience, significant price and volume fluctuations that have, in some cases, been unrelated to the operating performance, underlying asset values or prospects of public companies. Accordingly, the market price of our common shares may decline even if our results of operations, underlying asset values or prospects have not changed. In addition, we may not be able to meet the diverse expectations and demands of all of our stakeholders, including on topics related to environmental, social, governance and sustainability matters, which could harm our reputation, reduce customer demand, subject us to legal and operational risks and adversely affect the trading price of our common shares. See “Risk Factors—General Risks—Our business faces evolving and diverse expectations, requirements and demands from regulators, investors and other stakeholders, including with respect to environmental, social, governance and sustainability matters, which could expose us to numerous risks.” There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue, the trading price of our common shares may be adversely affected.
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
Holders of common shares (other than Altria) will have no pre-emptive rights in connection with such further issuances. Our Board has the discretion to determine if an issuance of common shares is warranted, the price at which such issuance is effected and the other terms of issue of common shares. Any additional capital raised through the sale of equity will dilute the percentage of ownership of holders of our common shares. Capital raised through debt financing would require us to make periodic interest payments and may impose restrictive covenants on the conduct of our business.
A substantial number of our securities are owned by a limited number of existing shareholders.
Our management, directors and employees own a substantial number of our outstanding common shares (on a fully diluted basis). In addition, as of December 31, 2024, Altria beneficially owned approximately 40.9% of our outstanding common shares (calculated on a non-diluted basis). As such, our management, directors and employees, as a group, and Altria each are in a position to exercise significant influence over matters requiring shareholder approval, including the election of directors and the determination of significant corporate actions. In addition, these shareholders could delay or prevent a change in control that could otherwise be beneficial to holders of common shares.
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
We will be classified as a passive foreign investment company (“PFIC”) for any taxable year for U.S. federal income tax purposes if for a taxable year, (i) 75% or more of our gross income is passive income, or (ii) 50% or more of the value of our assets either produce passive income or are held for the production of passive income, based on the quarterly average of the fair market value of such assets. The determination of PFIC status depends on interpretive rules and computational conventions that are often unclear. In particular, in making our determination, we are relying on the application of certain “look-through” rules, taking into account certain intercompany items (including our interests in subsidiaries). There is, however, no direct legal authority applying these look-through rules to our particular situation (including to what extent, they apply to intercompany items). Likewise, in light of the volatility of our common share price, we intend to take the position that the spot trading price of our stock at each quarter end, as adjusted by liabilities, does not dictate the determination of the fair market value of our assets. Based on current business plans and financial expectations, an independent valuation analysis in respect of our assets, and the application of certain look-through rules (including to certain intercompany items and to our interests in our subsidiaries), we do not expect to be a PFIC for the taxable year ending December 31, 2025. However, PFIC status is determined annually and depends upon the composition of our gross income and assets, both of which are subject to change. Moreover, there can be no assurance that the Internal Revenue Service (“IRS”) or a court will agree with our interpretation of fair market value or its computation, or with our interpretation of the PFIC rules (including the “look-through” rules and the scope of their application, including in respect of intercompany items). Therefore, there can be no assurance as to our PFIC status for the current taxable year or for future taxable years, nor any assurance that the IRS or a court will agree with our determination of our PFIC status.
If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.
The trading market for our common shares depends, in part, on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our common shares or publish inaccurate or unfavorable research about our business, the trading price of our common shares would likely decline. In addition, if our results of operations fail to meet the forecasts of analysts, the trading price of our common shares would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common shares could decrease, which might cause our trading price and trading volume of our common shares to decline.
General Risk Factors
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
We are subject to numerous tax and accounting requirements, and changes in existing accounting or taxation rules or practices, or varying interpretations of current rules or practices, could have a significant adverse effect on our financial results, the manner in which we conduct our business or the marketability of any of our products. In many countries, we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned and are taxed accordingly. Although we believe that we are in substantial compliance with all applicable regulations and restrictions, we are subject to the risk that governmental authorities could audit our transfer pricing and related practices and assert that additional taxes are owed or that various jurisdictions could assert that we should file tax returns in jurisdictions where we do not file and subject us to additional tax. In the future, the geographic scope of our business may expand, and such expansion will require us to comply with the tax laws and regulations of additional jurisdictions. Requirements as to taxation vary substantially among jurisdictions. Complying with the tax laws and regulations of these jurisdictions can be time consuming and expensive and could potentially subject us to penalties and fees in the future if we fail to comply. Failure to comply with applicable tax laws and regulations, could have a material adverse effect on our business, financial condition and results of operations.
Natural disasters, unusual weather, pandemic outbreaks, boycotts and geopolitical events or acts of terrorism could adversely affect our operations and financial results.
The occurrence of one or more natural disasters, such as hurricanes, floods and earthquakes, unusually adverse weather, pandemic outbreaks, such as the COVID-19 virus, influenza and other highly communicable diseases or viruses, boycotts and geopolitical events, such as civil unrest in countries in which our or our joint ventures’ operations are located and acts of terrorism, or similar disruptions could adversely affect our business, financial condition and results of operations. These events could result in physical damage to one or more of our or our joint ventures’ properties, increases in fuel or other energy prices, the temporary or permanent closure of one or more of our or our joint ventures’ facilities, the temporary or long-term lack of an adequate workforce in a market, the temporary or long-term disruption in the supply of products from suppliers, the temporary disruption in the transport of goods, delay in the delivery of goods to our or our joint ventures’ facilities, and disruption to our information systems. Such events could also negatively impact consumer sentiment, reduce demand for consumer products like ours and cause general economic slowdown.
Our business faces evolving and diverse expectations, requirements and demands from regulators, investors and other stakeholders, including with respect to environmental, social, governance and sustainability matters, which could expose us to numerous risks.
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, Nasdaq and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity. In addition, environmental, social, governance and sustainability topics, including climate, corporate diversity and companies’ actions and initiatives on such issues, have received significant attention from a wide range of stakeholders, including regulators, customers, investors and employees. Many jurisdictions, including the U.S. and Canadian federal and local governments, have adopted or are considering legislation, regulation or policies on these topics, including requirements to disclose and/or otherwise address material climate risks, corporate greenhouse gas emissions and workplace diversity. Compliance with these laws, regulations or policies, including any that may be adopted in the future has resulted in, and are likely to continue to result in, among other things, increased general, compliance and administrative expenses, increased costs of operating our businesses, and reduced demand for our products, any or all of which could adversely affect our results of operations. In addition, policymakers in some jurisdictions have adopted or proposed laws regulations and policies that diverge from, or potentially conflict with, those in other jurisdictions. Failure to comply with any legislation, regulation or policy, including as a result of good faith interpretations that may differ from those taken by enforcement authorities in relevant jurisdictions, could potentially result in substantial fines, criminal sanctions, reputational harm or operational changes.
Moreover, our customers, shareholders, employees and other stakeholders have diverse expectations, demands and perspectives, including on these topics, which are continuing to evolve and, in some cases, diverge. We may not be able to meet the diverse expectations and demands of all of our stakeholders, which could harm our reputation, reduce customer demand for our products and services, and subject us to legal and operational risks. For example, we may communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Also, there can be no assurance that regulators, our shareholders or other stakeholders will agree with our initiatives or goals (including any potential changes to such initiatives or goals), or be satisfied with our efforts to achieve such goals. Moreover, any perception, whether or not valid, that we have failed to act responsibly with respect to such matters, failed (or may fail) to achieve our goals or to effectively respond to new or additional legal or regulatory requirements, could adversely affect our business, reputation and exposure to legal risks. Our ability to execute on our initiatives and goals, including on environmental, social, governance and sustainability matters, is subject to numerous risks and uncertainties, many of which are outside of our control, including, among other factors, evolving standards for measuring progress, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. If our disclosures related to these and other topics are incomplete or inaccurate, or if we fail to achieve our initiatives or goals on a timely basis, or at all, our reputation, business, financial performance and growth, as well as our reputation and customer and other stakeholder relationships, could be adversely affected.
Climate change may disrupt our business and our efforts to address concerns relating to climate change could result in damage to our reputation.
Our business and that of our joint venture partners and third-party suppliers involves the growing of cannabis, an agricultural product, and adverse weather conditions have historically caused volatility in the agricultural industry and consequently in operating results by causing crop failures or significantly reduced harvests, which may negatively affect the supply and pricing of agricultural commodities, such as cannabis. Additionally, the potential physical impacts of climate change are uncertain and may vary by region. These potential effects could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperature levels that could adversely impact our costs and business operations, the location, costs, and competitiveness of cannabis production and related storage and processing facilities and the supply and transportation of cannabis.
We are also exposed to risks resulting from changes in public policy, laws and regulations, or market and public perceptions and preferences in connection with climate change. These changes could adversely affect our business, results of operations and reputation. See “Risk Factors—General Risks—Our business faces evolving and diverse expectations, requirements and demands from regulators, investors and other stakeholders, including with respect to environmental, social, governance and sustainability matters, which could expose us to numerous risks.”
Our financial performance is subject to risks of foreign exchange rate fluctuation, which could result in foreign exchange losses.
We are exposed to fluctuations of the U.S. dollar against certain other currencies, particularly the Canadian dollar and Israeli Shekel, because we publish our financial statements in U.S. dollars, while a significant portion of our assets, liabilities, revenues and costs are or will be denominated in other currencies. Exchange rates for currencies of the countries in which we operate may fluctuate in relation to the U.S. dollar, and such fluctuations may have a material adverse effect on our earnings or assets when translating foreign currency into U.S. dollars. We do not hedge our exchange rate exposure so any changes in exchange rates will directly affect our earnings.
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
We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. Although our business has not been, to the date of this Annual Report, materially impacted by the ongoing military conflict in Ukraine, it is impossible to predict the extent to which our operations, or those of our suppliers and vendors, will be impacted in the long term, or the ways in which the conflict may impact our business. The extent and duration of the military conflict, sanctions and resulting market disruptions are impossible to predict, but may be substantial. In addition, the effects of the ongoing conflict could heighten any of our known risks described above.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY.
Our cybersecurity processes include:
•Basic security awareness online training for personnel with company email, at least annually;
•Phishing tests for personnel with company email on a periodic basis;
•Reviews of certain third-party vendors’ information security programs (as discussed below);
•Consultation with external advisors regarding opportunities and enhancements to strengthen our practices and policies, on an ad hoc basis;
•Electronic monitoring of the majority of our technology environments to identify cybersecurity events, including the use of a security information and event management system;

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
We rely on third-party services for penetration testing, security incident monitoring, managing our enterprise-wide cybersecurity processes, incident response preparation, end point protection, and security awareness online training.
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
To date, we are not aware of any cybersecurity incident that has had or is reasonably likely to have a materially adverse effect on our business, including our business strategy, results of operations and financial condition. However, there can be no assurance that our processes and procedures will prevent or timely detect a cybersecurity incident. For more information regarding risks from cybersecurity threats, see “Risk Factors—Risks Relating to Our Products—Risks Relating to Production and Distribution of Products.”
Our Board has delegated oversight of our program for assessing, monitoring and mitigating cybersecurity risks to our Audit Committee. Our Audit Committee receives periodic reports on our program for assessing, monitoring and mitigating cybersecurity risks. In addition, as part of its overall responsibility for overseeing the adequacy of the Company’s internal control over financial reporting, our Audit Committee receives periodic reports about our financial reporting information system controls and security.
Our Information Systems department, in addition to managing our general information technology systems, is also responsible for managing our enterprise-wide cybersecurity processes. Our Information Systems department relies on a third-party managed security service provider (“MSSP”) to implement, manage and monitor our cybersecurity systems. Personnel in our Information Systems department, together with personnel at the MSSP, collectively have decades of experience in information security, information technology and cybersecurity operations. The MSSP monitors and receives notifications of potential cybersecurity incidents detected through automated detection and monitoring tools, which are communicated to personnel within our Information Systems department. In the event we discover a material cybersecurity incident, Information Systems personnel reports such incident to our Chief Strategy Officer, who then reports to our Chief Executive Officer and the Audit Committee, as appropriate. We do not currently have a permanent Chief Information Security Officer or other senior security officer of a similar title and rely significantly on the MSSP for management of enterprise-wide cybersecurity processes.
ITEM 2. PROPERTIES.
As of December 31, 2024, the Company owned various manufacturing facilities in Canada and in Gan Shmuel, Israel. The Company has ceased operations at the Cronos Fermentation Facility in Manitoba and has listed the property for sale. See Part I, Item 1 “Business – Operations and Investments” for further information. Management believes that our existing facilities and the anticipated changes described herein are adequate to meet our current requirements and, to the extent that our facilities are leased, comparable space is readily available.
ITEM 3. LEGAL PROCEEDINGS.
The Company is subject to various legal proceedings in the ordinary course of its business and in connection with its marketing, distribution and sale of its products. Many of these legal proceedings are in the early stages of litigation and seek damages that are unspecified or not quantified. Although the outcome of these matters cannot be predicted with certainty, the Company does not believe these legal proceedings, individually or in the aggregate, will have a material adverse effect on its consolidated financial condition but could be material to its results of operations for any particular reporting period depending, in part, on its results for that period. See Part II, Note 12(b) “Contingencies,” to the consolidated financial statements under Item 8 of this Annual Report for a description of legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURE.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common shares are traded on Nasdaq and the TSX under the symbol “CRON.”
Holders
As of February 24, 2025, there were approximately 139 holders of record of our common shares. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information concerning securities authorized for issuance under equity compensation plans will be set forth in the Company’s definitive proxy statement for its 2025 Annual Meeting of Shareholders or an amendment to this Annual Report to be filed within 120 days of our fiscal year end.
Purchases of Equity Securities by the Issuer and Affiliated Persons
None.
Recent Sales of Unregistered Securities
None.
Performance Graph
The following performance graph compares the cumulative total shareholder return of our common shares as listed on Nasdaq with the cumulative total return of the S&P 500 Index and a market-weighted index of publicly traded peers over the 60-month period beginning on December 31, 2019, and ending on December 31, 2024. The peer group includes Aurora Cannabis Inc., Canopy Growth Corporation, Green Thumb Industries, Inc., Organigram Holdings Inc., Tilray Inc., and Trulieve Cannabis Corp., (the “Peer Group”). The graph assumes that $100 is invested in each of our common shares, the S&P 500 Index, and the indices of publicly traded peers on December 31, 2019, and that all dividends, if applicable, were reinvested. Past performance may not be indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cronos Group Inc., the S&P 500 Index,
and a Peer Group
$250
$200
$150
$100
$50
$0
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
Cronos Group Inc.
S&P 500
Peer Group

Date	Cronos Group Inc.	S&P 500	Peer Group
December 31, 2019	$100.00	$100.00	$100.00
March 31, 2020	$73.92	$80.40	$61.06
June 30, 2020	$78.36	$96.92	$73.73
September 30, 2020	$65.32	$105.57	$69.83
December 31, 2020	$90.48	$118.40	$122.46
March 31, 2021	$123.34	$125.71	$169.90
June 30, 2021	$112.13	$136.46	$146.42
September 30, 2021	$73.79	$137.25	$100.28
December 31, 2021	$51.11	$152.39	$74.25
March 31, 2022	$50.72	$145.38	$65.56
June 30, 2022	$36.77	$121.97	$28.80
September 30, 2022	$36.77	$116.02	$26.57
December 31, 2022	$33.12	$124.79	$24.07
March 31, 2023	$25.29	$134.14	$20.17
June 30, 2023	$25.68	$145.87	$13.76
September 30, 2023	$26.08	$141.10	$20.54
December 31, 2023	$27.25	$157.59	$19.06
March 31, 2024	$34.03	$174.23	$27.20
June 30, 2024	$30.38	$181.69	$20.84
September 30, 2024	$28.55	$192.39	$21.54
December 31, 2024	$26.34	$197.02	$13.91

Copyright© 2024 Standard & Poor’s, a division of S&P Global. All rights reserved.

ITEM 6. RESERVED
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview	51
Recent Developments	52
Consolidated Results of Operations	54
Non-GAAP Measures	57
Liquidity and Capital Resources	63
Critical Accounting Estimates	64
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
Business Segment
Cronos reports through one consolidated segment, which includes operations in both Canada and Israel. In Canada, Cronos operates one wholly-owned license holder under the Cannabis Act (Canada) (the “Cannabis Act”), Peace Naturals Project Inc. (“Peace Naturals”), which has production facilities near Stayner, Ontario (the “Peace Naturals Campus”). On July 1, 2024, the Company obtained majority control of the board of directors of Cronos Growing Company Inc. (“Cronos GrowCo”), a license holder under the Cannabis Act, which qualified as a business combination under ASC 805 (the “Cronos GrowCo Transaction”). As a result, the Company now consolidates the results of operations of Cronos GrowCo in its consolidated financial statements. Cronos maintains its 50% equity interest in Cronos GrowCo. In Israel, the Company operates under the IMC-GAP, IMC-GMP and IMC-GDP certifications required for the cultivation, production, distribution and marketing of medical cannabis products in Israel.
Discontinued Operations
In the second quarter of 2023, Cronos exited its U.S. hemp-derived cannabinoid product operations. The exit of the U.S. operations represented a strategic shift that had a major effect on Cronos’ operations and financial results, and as such, qualified for reporting as discontinued operations in our consolidated statements of net income (loss) and comprehensive income (loss). Prior period amounts have been reclassified to reflect the discontinued operations classification of the U.S. operations. For further detail on the discontinuation of the U.S. operations, see Note 3 “Discontinued Operations” to the consolidated financial statements under Item 8 of this Annual Report.
Recent Developments
Brand and Product Portfolio
In 2024, our growth efforts in Canada were focused on expanding our consumer base by launching innovative products in the edible, vape and pre-roll categories, while maintaining popular flower offerings. Our growth efforts in Israel were focused on refining the PEACE NATURALS® brand portfolio and pricing strategy with cultivars that meet the needs of its patient base. Our international growth efforts have focused on the same high-quality products and genetics that propelled Cronos to become one of the leaders in flower sales in Canada in 2024.
Spinach®
Spinach® is a mainstream adult-use cannabis brand with a portfolio that includes cannabinoid products in a wide range of formats including dried flower, pre-rolls, vaporizers, edibles and tinctures.
Cronos’ cannabis cultivar breeding program and extensive portfolio of premium genetics have been instrumental in driving sustained growth. The brand expanded its offerings in 2024 with the introduction of Spinach Grindz™, its entry into the milled flower category, a growing and promising market segment.
In 2024, Cronos launched the new SOURZ by Spinach® Fully Blasted gummy line. The launch of these 10mg THC per piece gummies marked a significant milestone for the Company and was followed by an expansion into additional flavors and cannabinoid combinations. Incremental growth in the edibles category was achieved through renovated rare cannabinoid-focused 5-packs, the introduction of the SOURZ by Spinach® CBD Berry Variety Pack, a CBD-only multi-flavor pack, and its first-ever limited-edition Caramel Green Apple flavor.
In 2024, Cronos introduced two new Spinach® all-in-one vapes, Pineapple Paradise and Blueberry Dynamite. We also introduced new Pink Lemonade and Rocket Icicle 0.5g all-in-one Spinach HITZ™, alongside line extensions in Spinach® 1.2g vapes. Vape production was brought in-house in the second half of 2024 in an effort to improve profitability and enhance production efficiency in this category.
In 2024, the Spinach® Fully Charged Multi-Pack pre-rolls, the brand’s first multi-pack, introduced a new area of growth within the infused pre-rolls category.
Lord Jones®
Lord Jones® is a premium adult-use cannabis brand. The Lord Jones® brand portfolio includes cannabis products in the pre-roll, vaporizer and edible categories. Lord Jones® Ice Water Hash Fusions pre-rolls feature flower and terpene-rich ice water hash and are fitted with a branded ceramic tip. In 2024, Lord Jones® Chocolate FusionsTM edibles debuted in three flavors: Cookies and Cream, Dazzleberry Pop, and Salted Caramel Crunch, further diversifying the product lineup. In 2024, we launched Lord Jones® live resin vapes with new strains, including Purple Lemon Haze, Deadhead OG, and Gorilla Z, expanding the brand’s premium offerings.
PEACE NATURALS®
PEACE NATURALS® is a global medical brand committed to producing high-quality cannabis products. It is focused on building and shaping the global medical market. The Company currently distributes products under the PEACE NATURALS® brand for the Canadian market and the Israeli, German, and United Kingdom (“UK”) medical markets.
Israel
In 2024, Cronos Israel revamped and repositioned its flower portfolio, optimizing pricing, potency and bringing new strains to market to meet patient needs. The PEACE NATURALS® brand launched new strains including GG4, Key Limez Punch, Pink Sherb and GMO Lite.
Germany
Throughout 2024, the Company continued its sales to the German market through the PEACE NATURALS® brand. Cronos sells the PEACE NATURALS® brand through its distribution partner, Cansativa GmbH (“Cansativa”), one of the leading distributors of medical cannabis in Germany. Cronos also supplies flower for Cansativa’s private-label brand.
UK
In 2024, Cronos expanded into the UK by shipping its first batch of PEACE NATURALS® medical cannabis flower to this emerging market, through a partnership with a third-party distributor of prescribed cannabis products.

Regional Brands
In 2024 Cronos launched Sonique™, a regional brand, in Quebec. The Company also launched LIT™, a brand marketed and sold in Israel. The goal of these regional brands is to capitalize on market trends, combining local insights with product development to build loyalty in each market.
Global Supply Chain and Operations
Cronos GrowCo Transaction
On June 20, 2024, Cronos announced an investment in its then equity method investee, Cronos GrowCo, through a secured non-revolving credit facility to expand Cronos GrowCo’s purpose-built cannabis facility and address the growing global demand for high-quality cannabis flower. This expansion aims to bolster Cronos’ supply capabilities and support future growth opportunities. The Cronos GrowCo Transaction and resulting facility expansion efforts are intended to enable Cronos to increase supply of Cronos’ portfolio of genetics, as well as expand Cronos’ international footprint with distribution to growing markets in Australia, Germany and the UK.
The expansion efforts at Cronos GrowCo’s facility are underway. In the fourth quarter of 2024, Health Canada approved amendments to the site’s perimeter. Cronos GrowCo expects to finish construction of the expanded cultivation and processing facilities in the second quarter of 2025, with the first harvests and sales for the area expected to commence in the second half of 2025. Prior to the commencement of sales from the expanded facility, Cronos has the option to purchase up to 80% of Cronos GrowCo’s total production. Once sales from the expanded area begin, Cronos will have the option to purchase up to 70% of the total production from the expanded facility. Cronos GrowCo sells the remaining portion of its supply through the wholesale channel in Canada and across markets internationally. The expansion of Cronos GrowCo is expected to position the Company to capitalize on domestic demand and meet international growth opportunities in the global cannabis market.
Peace Naturals Campus
On November 26, 2023, the Company announced that Peace Naturals had entered into an agreement to sell and lease back the Peace Naturals Campus. However, the agreement was terminated pursuant to its terms in the second quarter of 2024, and the Company has decided to continue and expand operations at the site. As part of expanding operations, in the second half of 2024, the Company invested in machinery, automation and process improvement to drive cost efficiency within the facility. This included investment in warehousing and vault expansion as well as R&D equipment and laboratory enhancements.
Cronos Fermentation Facility
In August 2023, Cronos announced the wind-down of Thanos Holdings Ltd., known as Cronos Fermentation (“Cronos Fermentation”)and listed the facility for sale. Operations ceased in the first quarter of 2024, with all associated licenses revoked and the assets reclassified as held-for-sale. During the third quarter of 2024, Cronos adjusted its sales strategy for the assets to market them to a broader buyer pool, resulting in the recognition of a loss on held-for-sale assets.
2023 Compared to 2022
Results of Operations and Cash Flows
For a discussion of our 2023 results of operations and cash flows compared to 2022, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Foreign currency exchange rates
All currency amounts in this Annual Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of December 31, 2024 and December 31, 2023, as reported on Bloomberg. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The consolidated statements of net income (loss) and comprehensive income (loss) and consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, as reported on Bloomberg.
The exchange rates used to translate from Canadian dollars (“C$”) to dollars are shown below:

(Exchange rates are shown as C$ per $)	Year ended December 31,
	2024	2023	2022
Average rate	1.3700	1.3494	1.3017
Spot rate	1.4351	1.3243	1.3554

The exchange rates used to translate from New Israeli Shekels (“ILS”) to dollars are shown below:

(Exchange rates are shown as ILS per $)	Year ended December 31,
	2024	2023	2022
Average rate	3.6997	3.6819	3.3566
Spot rate	3.6526	3.6163	3.5178
Consolidated Results of Operations - 2024 Compared to 2023
The tables below set forth our consolidated results of operations, expressed in thousands of U.S. dollars for the periods presented. Our consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods.

	Year ended December 31,
	2024	2023
Net revenue before excise taxes	$161,821	$120,270
Excise taxes	(44,206)	(33,029)
Net revenue	117,615	87,241
Cost of sales	91,710	74,527
Inventory write-down	707	805
Gross profit	25,198	11,909
Operating expenses:
Sales and marketing	21,603	22,701
Research and development	4,229	5,843
General and administrative	46,514	49,475
Restructuring costs	630	1,524
Share-based compensation	8,700	8,756
Depreciation and amortization	3,701	5,044
Impairment loss on long-lived assets	16,350	3,366
Total operating expenses	101,727	96,709
Operating loss	(76,529)	(84,800)
Other income	113,115	11,131
Income tax expense (benefit)	(3,436)	(3,230)
Loss from discontinued operations	—	(4,114)
Net income (loss)	40,022	(74,553)
Net loss attributable to non-controlling interest	(1,058)	(590)
Net income (loss) attributable to Cronos Group	$41,080	$(73,963)
Summary of select financial results

	Year ended December 31,		Change
	2024	2023	$	%
Net revenue	$117,615	$87,241	$30,374	35%
Cost of sales	91,710	74,527	17,183	23%
Inventory write-down	707	805	(98)	(12)%
Gross profit	25,198	11,909	13,289	112%
Gross margin(i)	21%	14%	N/A	7	pp
(i)Gross margin is defined as gross profit divided by net revenue.
Net revenue
For 2024, we reported consolidated net revenue of $117.6 million, representing a $30.4 million increase from 2023. This change was primarily due to higher cannabis flower and extract sales in the Canadian market and higher cannabis flower sales in Israel and other countries. Due to the consolidation of Cronos GrowCo’s results of operations in our financial statements beginning July 1, 2024, Cronos GrowCo contributed $6.4 million of cannabis flower sales in the year ended December 31, 2024. No such sales were recognized for the year ended December 31, 2023.

Cost of sales
For 2024, we reported consolidated cost of sales of $91.7 million, representing a $17.2 million increase from 2023. This increase was primarily due to the impact of the inventory step-up from the Cronos GrowCo Transaction, higher cannabis flower and extract sales in the Canadian market, and higher cannabis flower sales in Israel and other countries, partially offset by production cost improvements. For 2024, we recognized $5.3 million of inventory step-up from the Cronos GrowCo Transaction into cost of sales since July 1, 2024. No such costs were recognized for 2023.
Inventory write-down
For 2024, we reported inventory write-downs of $0.7 million, representing a $0.1 million decrease from 2023. The activity in both periods was primarily due to write-downs resulting from unusable inventory that was scrapped in the period.
Gross profit
For 2024, we reported consolidated gross profit of $25.2 million, representing an $13.3 million increase from 2023. The increase in gross profit was primarily due to higher cannabis flower and extract sales in the Canadian market, higher cannabis flower sales in Israel and other countries, and production cost improvements, partially offset by the impact on cost of sales from the inventory step-up from the Cronos GrowCo Transaction. For 2024, gross profit was reduced $5.3 million as a result of the impact of the inventory step-up from the Cronos GrowCo Transaction that was recorded into cost of sales since July 1, 2024. No such costs were recognized for 2023.
Operating expenses

	Year ended December 31,		Change
	2024	2023	$	%
Sales and marketing	$21,603	$22,701	$(1,098)	(5)%
Research and development	4,229	5,843	(1,614)	(28)%
General and administrative	46,514	49,475	(2,961)	(6)%
Restructuring costs	630	1,524	(894)	(59)%
Share-based compensation	8,700	8,756	(56)	(1)%
Depreciation and amortization	3,701	5,044	(1,343)	(27)%
Impairment loss on long-lived assets	16,350	3,366	12,984	386%
Operating expenses	$101,727	$96,709	$5,018	5%
Sales and marketing
For 2024, we reported sales and marketing expenses of $21.6 million, representing a decrease of $1.1 million from 2023. The decrease was primarily due to lower salaries and benefits and reduced advertising and marketing spend.
Research and development
For 2024, we reported research and development expenses of $4.2 million, representing a decrease of $1.6 million from 2023. This decrease was primarily due to lower costs associated with the collaboration and license agreement between Ginkgo Bioworks Holdings, Inc. (“Ginkgo”) and the Company (the “Ginkgo Collaboration Agreement”).
General and administrative
For 2024, we reported general and administrative expenses of $46.5 million, representing a decrease of $3.0 million from 2023. The decrease was primarily due to lower professional fees, largely related to financial statement review costs in the prior year period, and lower salaries and benefits and insurance costs, partially offset by the impact of the Cronos GrowCo Transaction, which increased general and administrative expenses by $1.5 million, and $1.2 million higher expected credit loss allowance on loans receivable related to the increased borrowings by Cronos GrowCo in the second quarter of 2024.
Restructuring costs
For 2024, we reported restructuring costs of $0.6 million, representing a decrease of $0.9 million from 2023. The restructuring costs in 2024 and 2023 were related to Realignment activities. See Note 18 “Restructuring” to the consolidated financial statements in Item 8 of this Annual Report for additional information.
Share-based compensation
For 2024, we reported share-based compensation expenses of $8.7 million, essentially flat compared to 2023, as decreases related to headcount reductions that occurred in the prior year period were offset by expenses on new grants in the current year.

Depreciation and amortization
For 2024, depreciation and amortization expenses were $3.7 million, representing a decrease of $1.3 million from 2023. The decrease was primarily due to lower depreciation on property, plant and equipment as a result of the reclassification of the Company’s production facility in Winnipeg, Manitoba (the “Cronos Fermentation Facility”) to held-for-sale in the first quarter of 2024.
Impairment loss on long-lived assets
For 2024, impairment loss on long-lived assets was $16.4 million and was primarily due to the impairment of the exclusive rights to use and commercialize the key patented intellectual property related to the production of the target cannabinoids globally (the “Ginkgo Exclusive Licenses”) and the cessation of operations of Thanos Holdings Ltd., known as Cronos Fermentation (“Cronos Fermentation”). For 2023, we recorded $3.4 million of impairment charges related to one of our Ginkgo Exclusive Licenses. See Note 8 “Goodwill and Intangible Assets, net” and Note 18 “Restructuring” to the consolidated financial statements in Item 8 of this Annual Report for additional information.
Total other income, income tax expense (benefit) and loss from discontinued operations

	Year ended December 31,		Change(i)
	2024	2023	$	%
Interest income, net	$52,019	$51,235	$784	2%
Gain (loss) on revaluation of derivative liabilities	49	(85)	134	N/M
Share of income from equity method investments	2,365	1,583	782	49%
Gain on revaluation of loan receivable	11,804	—	11,804	N/A
Gain on revaluation of equity method investment	32,469	—	32,469	N/A
Loss on revaluation of financial instruments	(6,248)	(12,042)	5,794	48%
Impairment loss on other investments	(25,650)	(23,350)	(2,300)	(10)%
Foreign currency transaction gain (loss)	57,859	(7,324)	65,183	N/M
Loss on held-for-sale assets	(11,202)	—	(11,202)	N/A
Other, net	(350)	1,114	(1,464)	N/M
Total other income	113,115	11,131	101,984	916%
Income tax expense (benefit)	(3,436)	(3,230)	(206)	(6)%
Loss from discontinued operations	—	(4,114)	4,114	N/A
Net income (loss)	$40,022	$(74,553)	$114,575	N/M
(i)“N/M” is defined as not meaningful.
Interest income, net
For 2024, we reported interest income, net of $52.0 million, representing an increase of $0.8 million from 2023, primarily due to higher interest rates in the current period compared to the prior period.
Share of income from equity method investments
For 2024, we reported share of income from equity method investments of $2.4 million, representing an increase of $0.8 million from 2023. The increase was primarily due to income pick-ups from our equity method investment in Cronos GrowCo. As a result of the Cronos GrowCo Transaction on July 1, 2024, we now consolidate Cronos GrowCo and no longer account for our investment in Cronos GrowCo as an equity method investment. See Note 5 “Investments” to the consolidated financial statements in Item 8 of this Annual Report for additional information.
Gain on revaluation of loans receivable
For 2024, we reported a gain on revaluation of loans receivable of $11.8 million. The gain related to the remeasurement of the outstanding loans receivable under the credit facility as a result of the Cronos GrowCo Transaction on July 1, 2024. No such gain was recognized for 2023. See Note 6 “Loans Receivable, net” to the consolidated financial statements in Item 8 of this Annual Report for additional information.
Gain on revaluation of equity method investment
For 2024, we reported a gain on revaluation of equity method investment of $32.5 million. The gain related to the remeasurement of the existing investment in Cronos GrowCo as a result of the Cronos GrowCo Transaction. No such gain was recognized for 2023. See Note 5 “Investments” to the consolidated financial statements in Item 8 of this Annual Report for additional information.

Loss on revaluation of financial instruments
For 2024, we reported a loss on revaluation of financial instruments of $6.2 million, compared to a loss of $12.0 million in 2023. The change was primarily due to the change in fair value of our investment in Vitura. See Note 5 “Investments” to the consolidated financial statements in Item 8 of this Annual Report for additional information.
Impairment loss on other investments
For 2024 and 2023, we recognized $25.7 million and $23.4 million, respectively, of impairment loss on other investments, driven by impairment charges recorded on our PharmaCann Option for the difference between its estimated fair value and its carrying amount. See Note 5 “Investments” to the consolidated financial statements in Item 8 of this Annual Report for additional information.
Foreign currency transaction gain (loss)
For 2024, foreign currency transaction gain was $57.9 million, representing an increased gain of $65.2 million from 2023. The change was primarily due to certain foreign currency-denominated cash equivalents and short-term investments and certain foreign currency-denominated intercompany loans anticipated to be settled in the foreseeable future.
Loss on held-for-sale assets
For 2024, we recognized $11.2 million of loss on held-for-sale assets as a result of the change in the Company’s sales strategy for the Cronos Fermentation assets to market the assets to a broader buyer pool. No such loss was recognized for 2023. See Note 18 “Restructuring” to the consolidated financial statements in Item 8 of this Annual Report for additional information.
Other, net
For 2024, other, net was a loss of $0.4 million, compared to income of $1.1 million in 2023. The activity for both the current and prior period relates primarily to gains and losses on the disposal of assets.
Income tax benefit
For 2024, we reported an income tax benefit of $3.4 million, compared to an income tax benefit of $3.2 million in 2023. The change was due primarily due to an increase in the income tax benefits recorded on the losses that will be carried back to prior years to recover income taxes paid in 2022, partially offset by an increase in income tax expense caused by recognizing a liability related to prior years’ income taxes.
Loss from discontinued operations
For 2024, there was no activity in discontinued operations, compared to a loss from discontinued operations of $4.1 million in 2023. For 2023, loss from discontinued operations was due to the exit of U.S. operations. See Note 3 “Discontinued Operations” to the consolidated financial statements in Item 8 of this Annual Report for additional information.
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

Adjusted EBITDA
Management reviews Adjusted EBITDA, a non-GAAP measure, which excludes non-cash items and items that do not reflect management’s assessment of ongoing business performance. Management defines Adjusted EBITDA as net income (loss) before interest, tax expense (benefit), depreciation and amortization adjusted for: share of (income) loss from equity method investments; impairment loss on goodwill and intangible assets; impairment loss on long-lived assets; (gain) loss on revaluation of derivative liabilities; (gain) loss on revaluation of financial instruments; gain on revaluation of loan receivable; gain on revaluation of equity method investment; transaction costs related to strategic projects; loss on held-for-sale assets; impairment loss on other investments; foreign currency transaction loss; other, net; loss from discontinued operations; restructuring costs; inventory write-downs resulting from restructuring actions; share-based compensation; costs related to the Israel Ministry of Economy and Industry dumping inquiry; purchase accounting adjustment-related inventory step-up adjustments recorded through cost of sales; and financial statement review costs and reserves related to the restatements of our 2019 and 2021 interim financial statements (the “Restatements”), including the costs related to the settlement of the SEC’s and the OSC’s investigations of the Restatements and legal costs of defending shareholder class action complaints brought against us as a result of the 2019 restatement (see Note 12(b) “Contingencies,” to the consolidated financial statements under Item 8 of this Annual Report for a discussion of the shareholder class action complaints relating to the restatement of the 2019 interim financial statements and the settlement of the SEC’s and the OSC’s investigations of the Restatements). Results are reported as total consolidated results, reflecting our reporting structure of one reportable segment.
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
The following tables set forth a reconciliation of Net income (loss) as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated:

(in thousands of U.S. dollars)	For the year ended December 31, 2024
	Continuing Operations	Discontinued Operations	Total
Net income	$40,022	$—	$40,022
Interest income, net	(52,019)	—	(52,019)
Income tax expense (benefit)	(3,436)	—	(3,436)
Depreciation and amortization	9,336	—	9,336
EBITDA	(6,097)	—	(6,097)
Share of income from equity method investments	(2,365)	—	(2,365)
Impairment loss on long-lived assets(i)	16,350	—	16,350
Revaluation gain on loan receivable(ii)	(11,804)	—	(11,804)
Gain on revaluation of equity method investment(iii)	(32,469)	—	(32,469)
Gain on revaluation of derivative liabilities(iv)	(49)	—	(49)
Loss on revaluation of financial instruments(v)	6,248	—	6,248
Impairment loss on other investments(vi)	25,650	—	25,650
Foreign currency transaction gain	(57,859)	—	(57,859)
Transaction costs(vii)	701	—	701
Loss on held-for-sale assets(viii)	11,202	—	11,202
Other, net(ix)	350	—	350
Restructuring costs(x)	630	—	630
Share-based compensation(xi)	8,700	—	8,700
Financial statement review costs(xii)	(1)	—	(1)
Inventory step-up recorded to cost of sales(xiv)	5,284	—	5,284
Israel Ministry of Economy and Industry dumping inquiry(xv)	587	—	587
Adjusted EBITDA	$(34,942)	$—	$(34,942)

(in thousands of U.S. dollars)	For the year ended December 31, 2023
	Continuing Operations	Discontinued Operations	Total
Net loss	$(70,439)	$(4,114)	$(74,553)
Interest income, net	(51,235)	(10)	(51,245)
Income tax expense (benefit)	(3,230)	—	(3,230)
Depreciation and amortization	7,866	244	8,110
EBITDA	(117,038)	(3,880)	(120,918)
Share of income from equity method investments	(1,583)	—	(1,583)
Impairment loss on long-lived assets(i)	3,366	205	3,571
Loss on revaluation of derivative liabilities(iv)	85	—	85
Loss on revaluation of financial instruments(v)	12,042	—	12,042
Impairment loss on other investments(vi)	23,350	—	23,350
Foreign currency transaction loss	7,324	—	7,324
Other, net(ix)	(1,114)	118	(996)
Restructuring costs(x)	1,524	523	2,047
Share-based compensation(xi)	8,756	13	8,769
Financial statement review costs(xii)	919	—	919
Inventory write-down(xiii)	805	839	1,644
Adjusted EBITDA	$(61,564)	$(2,182)	$(63,746)

(in thousands of U.S. dollars)	For the year ended December 31, 2022
	Continuing Operations	Discontinued Operations	Total
Net loss	$(155,178)	$(13,556)	$(168,734)
Interest income, net	(22,514)	(23)	(22,537)
Income tax expense (benefit)	34,175	—	34,175
Depreciation and amortization	11,924	1,198	13,122
EBITDA	(131,593)	(12,381)	(143,974)
Share of income from equity method investments	(3,114)	—	(3,114)
Impairment loss on long-lived assets(i)	3,493	—	3,493
Gain on revaluation of derivative liabilities(iv)	(14,060)	—	(14,060)
Gain on revaluation of financial instruments(v)	(14,739)	—	(14,739)
Impairment loss on other investments(vi)	61,392	—	61,392
Foreign currency transaction loss	2,286	—	2,286
Other, net(ix)	324	169	493
Restructuring costs(x)	3,545	1,788	5,333
Share-based compensation(xi)	15,008	107	15,115
Financial statement review costs(xii)	7,167	—	7,167
Adjusted EBITDA	$(70,291)	$(10,317)	$(80,608)
(i)For the year ended December 31, 2024, impairment loss on long-lived assets included $14,258 related to the write-down of our Ginkgo Exclusive Licenses and $1,631 related to the cessation of operations of Cronos Fermentation. For the year ended December 31, 2023, impairment loss on long-lived assets related to certain leased properties associated with the Company’s former U.S. operations and impairment of the Ginkgo Collaboration Agreement’s CBCVA exclusive license. For the year ended December 31, 2022, impairment loss on long-lived assets related to the Company’s decision to seek a sublease for leased office space in Toronto, Ontario, Canada during the first quarter of 2022. See Note 7 “Property, Plant and Equipment, net” and Note 8 “Goodwill and Intangible Assets, net” to the consolidated financial statements in Item 8 of this Annual Report.
(ii)For the year ended December 31, 2024, a revaluation gain on loan receivable was recognized as a result of the Cronos GrowCo Transaction on July 1, 2024.
(iii)For the year ended December 31, 2024, a gain on revaluation of equity method investment was recognized as a result of the Cronos GrowCo Transaction on July 1, 2024.
(iv)For the years ended December 31, 2024, 2023 and 2022, the (gain) loss on revaluation of derivative liabilities represented the fair value changes on the derivative liabilities. See Note 10 “Derivative Liabilities” to the consolidated financial statements in Item 8 of this Annual Report.

(v)For the years ended December 31, 2024, 2023 and 2022, (gain) loss on revaluation of financial instruments related primarily to our unrealized holding (gain) or loss (as applicable) on our mark-to-market investment in Vitura as well as revaluations of financial liabilities resulting from deferred share units (“DSUs”) granted to directors. See Note 5 “Investments” and Note 11 “Share-based Compensation” to the consolidated financial statements in Item 8 of this Annual Report.
(vi)For the years ended December 31, 2024, 2023 and 2022, impairment loss on other investments related to the PharmaCann Option for the difference between its fair value and carrying amount. See Note 5 “Investments” to the consolidated financial statements in Item 8 of this Annual Report.
(vii)For the year ended December 31, 2024, transaction costs represented legal, financial and other advisory fees and expenses incurred in connection with the Cronos GrowCo Transaction. These costs are included in general and administrative expenses on the consolidated statements of net income (loss) and comprehensive income (loss).
(viii)For the year ended December 31, 2024, a loss on held-for-sale assets was recognized as a result of the change in the Company’s sales strategy for the Cronos Fermentation assets to market the assets to a broader buyer pool.
(ix)For the years ended December 31, 2024, 2023 and 2022, other, net primarily related to (gain) loss on disposal of assets.
(x)For the year ended December 31, 2024, restructuring costs from continuing operations related to shutdown costs at the Cronos Fermentation Facility, as well as employee-related severance costs associated with the Realignment, as described in Note 18 “Restructuring” to the consolidated financial statements in Item 8 of this Annual Report. For the years ended December 31, 2023 and 2022 restructuring costs related to the employee-related severance costs and other restructuring costs associated with the Realignment. See Note 18 “Restructuring” to the consolidated financial statements in Item 8 of this Annual Report.
(xi)For the years ended December 31, 2024, 2023 and 2022, share-based compensation related to the vesting expenses of share-based compensation awarded to employees under our share-based award plans, as described in Note 11 “Share-based Compensation” to the consolidated financial statements in Item 8 of this Annual Report.
(xii)For the years ended December 31, 2024, 2023 and 2022, financial statement review costs included costs related to the Restatement, costs related to the Company’s responses to requests for information from various regulatory authorities relating to the Restatements, the costs related to the Settlement Order and Settlement Agreement and legal costs defending shareholder class action complaints brought against the Company as a result of the 2019 restatement as well as related insurance reimbursements.
(xiii)For the year ended December 31, 2023, inventory write-downs from discontinued operations related to product destruction and obsolescence associated with the exit of our U.S. operations as described in Note 3 “Discontinued Operations” to the consolidated financial statements in Item 8 of this Annual Report.and inventory write-downs from continuing operations related to product destruction and obsolescence associated with the planned exit of Cronos Fermentation as described in Note 18 “Restructuring” to the consolidated financial statements in Item 8 of this Annual Report.
(xiv)For the year ended December 31, 2024, inventory step-up recorded to cost of sales represented the portion of the inventory step-up from the Cronos GrowCo Transaction that was recorded through the consolidated statements of income (loss) and comprehensive income (loss).
(xv)For the year ended December 31, 2024, Israel Ministry of Economy and Industry dumping inquiry expense included expenditures relating to the regulatory inquiry about alleged dumping of medical cannabis products in Israel and related litigation and external relations expenses.
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
The following table sets forth a reconciliation of Gross profit and Gross margin, each as determined in accordance with U.S. GAAP, to Adjusted Gross Profit and Adjusted Gross Margin, respectively, for the periods indicated:

(in thousands of USD)	Year ended December 31,
	2024	2023	2022
Net revenue	$117,615	$87,241	$86,749

Gross profit	$25,198	$11,909	$15,436
Inventory step-up recorded to cost of sales	5,284	—	—
Adjusted Gross Profit	$30,482	$11,909	$15,436

Gross margin(i)	21%	14%	18%
Adjusted Gross Margin(ii)	26%	14%	18%

(i)Gross margin is defined as gross profit divided by net revenue.
(ii)Adjusted Gross Margin is defined as Adjusted Gross Profit divided by net revenue.

Constant Currency
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for net revenues, gross profit, gross profit margin, operating expenses, net income (loss) and Adjusted EBITDA for 2024, as well as cash and cash equivalents and short-term investment balances as of December 31, 2024 compared to December 31, 2023, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the comparative period in 2023 rather than the actual average exchange rates in effect during 2024; constant currency current period balance sheet information is translated at the prior year-end spot rate rather than the current year-end spot rate. All growth comparisons relate to the corresponding period in 2023. We have provided this non-GAAP financial information to aid investors in better understanding the performance of our business. The non-GAAP financial measures presented in this Annual Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.
The table below sets forth certain measures of consolidated results from continuing operations on an as-reported and constant currency basis for 2024 compared to 2023, as well as cash and cash equivalents and short-term investments as of December 31, 2024, compared to December 31, 2023, on an as-reported and constant currency basis (in thousands):

As Reported	As Adjusted for Constant Currency
Year ended December 31,	As Reported Change	Year ended December 31,	Constant Currency Change
2024	2023	$	%	2024	$	%
Net revenue	$117,615	$87,241	$30,374	35%	$118,983	$31,742	36%
Gross profit	25,198	11,909	13,289	112%	25,505	13,596	114%
Gross margin	21%	14%	N/A	7	pp	21%	N/A	7	pp

Operating expenses	101,727	96,709	5,018	5%	102,972	6,263	6%
Net income (loss) from continuing operations	40,022	(70,439)	110,461	N/M	42,007	112,446	N/M
Adjusted EBITDA	(34,942)	(61,564)	26,622	43%	(35,891)	25,673	42%

As of December 31,	As Reported Change	As of December 31,	Constant Currency Change
2024	2023	$	%	2024	$	%
Cash and cash equivalents	$858,805	$669,291	$189,514	28%	$869,761	$200,470	30%
Short-term investments	—	192,237	(192,237)	(100)%	—	(192,237)	(100)%
Total cash and cash equivalents and short-term investments	$858,805	$861,528	$(2,723)	—%	$869,761	$8,233	1%

Net revenue

	As Reported				As Adjusted for Constant Currency
	Year ended December 31,		As Reported Change		Year ended December 31,	Constant Currency Change
	2024	2023	$	%	2024	$	%
Cannabis flower	$87,912	$62,070	$25,842	42%	$88,904	$26,834	43%
Cannabis extracts	29,168	24,569	4,599	19%	29,552	4,983	20%
Other	535	602	(67)	(11)%	527	(75)	(12)%
Net revenue	$117,615	$87,241	$30,374	35%	$118,983	$31,742	36%

	As Reported				As Adjusted for Constant Currency
	Year ended December 31,		As Reported Change		Year ended December 31,	Constant Currency Change
	2024	2023	$	%	2024	$	%
Canada	$82,437	$64,702	$17,735	27%	$83,709	$19,007	29%
Israel	28,368	21,134	7,234	34%	28,454	7,320	35%
Other countries	6,810	1,405	5,405	385%	6,820	5,415	385%
Net revenue	$117,615	$87,241	$30,374	35%	$118,983	$31,742	36%
For 2024, net revenue on a constant currency basis was $119.0 million, representing a 36% increase from 2023. Net revenue increased on a constant currency basis primarily due to higher cannabis flower and extract sales in the Canadian market and higher cannabis flower sales in Israel and other countries. The Cronos GrowCo Transaction contributed $6.5 million of cannabis flower sales in the year ended December 31, 2024 on a constant currency basis. No such sales were recognized for the year ended December 31, 2023.
Gross profit
For 2024, gross profit on a constant currency basis was $25.5 million, representing a 114% increase from 2023. Gross profit increased on a constant currency basis primarily due to higher cannabis flower and extract sales in the Canadian market, higher cannabis flower sales in Israel and other countries, and production cost improvements, partially offset by the impact on cost of sales from the inventory step-up from the Cronos GrowCo Transaction. For 2024, gross profit on a constant currency basis was reduced $5.1 million as a result of the impact of the inventory step-up from the Cronos GrowCo Transaction that was recorded into cost of sales since July 1, 2024. No such costs were recognized for 2023.
Operating expenses
For 2024, operating expenses on a constant currency basis were $103.0 million, representing a 6% increase from 2023. Operating expenses increased on a constant currency basis primarily due to the impairment of the Ginkgo Exclusive Licenses, partially offset by lower salaries and benefits, professional fees and restructuring costs.
Net income (loss) from continuing operations
For 2024, net income (loss) from continuing operations on a constant currency basis was $42.0 million, compared to a loss of $70.4 million for 2023.
Adjusted EBITDA
For 2024, Adjusted EBITDA on a constant currency basis was $(35.9) million, representing a 42% improvement from 2023. Adjusted EBITDA improved on a constant currency basis primarily due to higher cannabis flower and extract sales in the Canadian market, higher cannabis flower sales in Israel and other countries, production cost improvements, and decreases in general and administrative, sales and marketing and research and development expenses.
Cash and cash equivalents & short-term investments
Cash and cash equivalents and short-term investments on a constant currency basis increased 1% to $869.8 million as of December 31, 2024 from $861.5 million as of December 31, 2023. The increase in cash and cash equivalents and short-term investments is primarily due to cash flows provided by operating activities in 2024.

Liquidity and Capital Resources
We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our business operations and capital expenditures over the next twelve months, including continuing to fund the expansion of Cronos GrowCo’s cultivation and processing facilities (the “Cronos GrowCo Phase 2 Expansion”). Our primary need for liquidity is to fund operations and capital expenditures. Our ability to fund operations and capital expenditures depends on, among other things, future operating performance and cash flows that are subject to general economic conditions and financial and other factors, including factors beyond our control. Since 2019, we have been funded by the C$2.4 billion (approximately $1.7 billion) Altria investment in us as further discussed under “Business—Altria Strategic Investment” in Part I, Item 1 of this Annual Report. As of December 31, 2024, we had $858.8 million in cash and cash equivalents and no short term investments, compared to $669.3 million in cash and cash equivalents and $192.2 million in short term investments as of December 31, 2023. As of both December 31, 2024 and December 31, 2023, we had no external debt financing.
Cash flows

(In thousands of U.S. dollars)	Year ended December 31,
	2024	2023	2022
Net cash provided by (used in) operating activities	$18,843	$(42,835)	$(88,948)
Net cash provided by (used in) investing activities	175,149	(59,499)	(1,842)
Net cash used in financing activities	(1,231)	(1,030)	(2,897)
Effect of foreign currency translation on cash and cash equivalents	(3,247)	8,011	(28,642)
Net change in cash	$189,514	$(95,353)	$(122,329)
2024 cash flows vs 2023 cash flows
Operating activities
During 2024, we generated $18.8 million of cash from operating activities, compared to cash used of $42.8 million in 2023, representing a decrease in cash used of $61.7 million. This change is primarily driven by a $32.8 million tax payment made in 2023 connected to the previously disclosed relinquishment by Altria of its warrant to purchase additional shares of the Company that did not recur in 2024, a $35.5 million increase in net income after adjusting for non-cash items during 2024 compared to 2023, and higher interest received, partially offset by an increase in accounts receivable, net and a decrease in accounts payable.
Investing activities
During 2024, we generated $175.1 million of cash in investing activities, compared to cash used of $59.5 million during 2023, representing a decrease of $234.6 million in net cash used. This change is primarily driven by the maturity of certain short-term investments, which were reinvested as cash equivalents upon maturity, as well as cash obtained from the Cronos GrowCo Transaction, partially offset by higher advances of loans receivable, lower loan repayments, and higher purchases of property, plant and equipment in 2024.
Financing activities
During 2024, cash used in financing activities was $1.2 million, as compared to $1.0 million in 2023, representing an increase in net cash used of $0.2 million. This change is primarily driven by an increase in withholding taxes paid on share-based awards in 2024.
Cash requirements
In the near term, we expect to use our available cash and investments to operate our core business and develop new ways to serve our customers as well as invest in our various strategic partnerships and in our investees. We believe we have adequate liquidity to meet working capital requirements.
Our material cash requirements include the following contractual and other obligations as of December 31, 2024:
Leases
We have operating leases for land, buildings and office and research space. As of December 31, 2024, the future minimum payments required under these leases totaled $2.4 million, with $1.1 million payable within 12 months. See Note 9 “Leases” to the consolidated financial statements in Item 8 of this Annual Report for further information.
Loans receivable with related parties
We have entered into two loan agreements with affiliates. The Mucci Promissory Note and Cannasoul Collaboration Loan (each as defined below) have been fully drawn. See Note 6 “Loans Receivable, net” to the consolidated financial statement in Item 8 of this Annual Report for further information.

Purchase obligations
Our purchase obligations primarily consist of contractual obligations for capital expenditures related to the Cronos GrowCo Phase 2 Expansion, computer software, agricultural supply services and data analytics and to maintain the ordinary course of business through information technology. As of December 31, 2024, the Company had purchase obligations of $47.5 million, with $39.0 million payable within 12 months. Other purchase obligations consist of noncancellable obligations related to maintenance, internet, and telecommunication service. As of December 31, 2024, we had other purchase obligations of $0.5 million, with $0.4 million payable within 12 months.
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
Revenue recognition
Revenue is recognized at the point in time when the control of the promised goods is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for the performance obligation. Excise taxes remitted to tax authorities are government-imposed excise taxes on cannabis products. Excise taxes are recorded as a reduction of sales in net revenue in the consolidated statements of net income (loss) and comprehensive income (loss) and are recognized as a current liability within accrued liabilities on the consolidated balance sheets, with the liability subsequently reduced when the taxes are remitted to the tax authority.
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
We believe that the accounting estimate for goodwill and indefinite-lived intangible assets is a critical accounting estimate because of the judgment required in assessing the fair value of each of our reporting units. We estimate fair value through various valuation methods, including the use of discounted expected future cash flows of each reporting unit, as well as the use of the relief-from-royalty method on the Lord Jones® brand. Significant inputs include discount rates, growth rates, and cash flow projections, and, for the Lord Jones® brand, royalty rate. These valuation inputs are considered Level 3 inputs as defined by Accounting Standards Codification 820 Fair Value Measurement. The expected future cash flows for each reporting unit are significantly impacted by current market conditions. If these market conditions and resulting expected future cash flows for each reporting unit decline significantly, the actual results for each reporting unit could differ from our estimate, which could cause goodwill to be impaired. Our accounting for goodwill and indefinite-lived intangible assets represents our best estimate of future events.

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
We periodically evaluate whether impairment indicators related to our property, plant and equipment, operating leases and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, early termination of an operating lease, a significant adverse change to the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, we estimate the fair value for the asset or group of assets. We estimate fair value of long-lived assets through various valuation methods, including the use of the indirect cost approach, income approach, and direct comparison approach. The indirect cost approach is based on the estimated cost to reproduce the asset as if new, adjusted for physical deterioration and consideration of functional and economic obsolescence. The income approach is based on estimated rental and capitalization rates. The direct comparison approach is based on recent observable transactions of comparable assets. The estimation of future undiscounted cash flows of the asset groups as well as each of these fair value approaches are significantly impacted by market conditions. A significant adverse change in market conditions could result in fair values that differ from our estimates, which could adversely impact whether an impairment exists and the extent to which an asset group and underlying assets are impaired. The difference between the fair value and the carrying amount of the asset group is recorded as an impairment charge. Refer to Note 7 “Property, Plant and Equipment, net” to the consolidated financial statements in Item 8 of this Annual Report.
We periodically evaluate our long-lived assets that we plan to dispose of through sale for held-for-sale classification. To be classified as held-for-sale, management must have committed to a plan to sell, the asset (or asset group) must be available for immediate sale in its present condition, an active program to locate a buyer must have been initiated, the sale must be probable to close within one year, the asset (or asset group) must be marketed at a reasonable sales price, and it must be unlikely that significant changes to the plan will be made. Once an asset (or asset group) meets all of the above criteria, it is reclassified as assets held-for-sale on the consolidated balance sheet, and the asset(s) cease depreciation and are written down to their fair value, less costs to sell, if applicable.
The Company completed a review of its global supply chain in 2023 and determined that it would wind down the Cronos Fermentation facility and list it for sale. This review involved significant complexities and judgments in making the accounting treatment determination. There are subjective and complex judgments in the determination of whether the Cronos Fermentation Facility meets the criteria to be classified as held for sale, including: (1) whether the Cronos Fermentation Facility is available for sale in its present condition subject only to terms that are usual and customary for sales of such businesses, (2) whether the sale of the Cronos Fermentation Facility is probable and that the transfer of assets will be a completed sale within one year from period end, and (3) whether the Cronos Fermentation Facility is being actively marketed at a reasonable price. See Note 7 “Property, plant and equipment, net” to the consolidated financial statements in Item 8 of this Annual Report for discussion regarding our evaluation of the Cronos Fermentation Facility for held-for-sale classification as of December 31, 2024.

We account for the cannabinoid exclusive licenses originating from the Ginkgo Strategic Partnership as definite-lived intangible assets in accordance with the acquisition method of accounting. The cost of cash and equity in Cronos issued in exchange for the cannabinoid exclusive licenses is initially recognized and measured at the date of acquisition. On the date of acquisition, we then test each cannabinoid exclusive license for impairment by comparing the cost and fair value of each license. We believe that the accounting estimate for the cannabinoid exclusive licenses is a critical accounting estimate because of the judgment required in assessing their fair values and the expected future cash flows are significantly impacted by the future expectations for products containing each cannabinoid. We estimate the fair value using the relief-from-royalty method. Each cannabinoid exclusive license is subject to amortization. Refer to Note 8 “Goodwill and Intangible Assets, net” to the consolidated financial statements in Item 8 of this Annual Report.
Valuation of derivative liabilities
Prior to December 16, 2022, derivative liabilities consisted of the warrant issued to Altria, as well as Altria’s pre-emptive rights, and certain top-up rights. On December 16, 2022, Altria notified us that its wholly owned subsidiary, Altria Summit LLC, irrevocably relinquished its warrant and all rights that it may have held in the warrant or any common shares underlying the warrant for no consideration. As of December 31, 2024, derivative liabilities consisted of pre-emptive rights and certain top-up rights. We measure derivative liabilities at fair value at each reporting date until settlement with the re-measurement gain or loss being recognized immediately in net income (loss) and comprehensive income (loss). We calculate fair value of the derivative liabilities using the Black-Scholes model. Significant assumptions are used in the valuation of derivative liabilities, including the expected term and our stock price. The assumptions used in computing the fair value of derivative liabilities reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. Sensitivity is performed on various inputs. See Note 10 “Derivative Liabilities” to the consolidated financial statements in Item 8 of this Annual Report.
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
Assets held-for-sale
We periodically evaluate our long-lived assets that we plan to dispose of through sale for held-for-sale classification. To be classified as held-for-sale, management must have committed to a plan to sell, the asset (or asset group) must be available for immediate sale in its present condition, an active program to locate a buyer must have been initiated, the sale must be probable to close within one year, the asset (or asset group) must be marketed at a reasonable sales price, and it must be unlikely that significant changes to the plan will be made. Once an asset (or asset group) meets all of the above criteria, it is reclassified as assets held-for-sale on the consolidated balance sheet, and the asset(s) cease depreciation and are written down to their fair value, less costs to sell, if applicable. See Note 7 “Property, plant and equipment, net” to the consolidated financial statements in Item 8 of this Annual Report for discussion regarding our evaluation of the Peace Naturals Campus and the Cronos Fermentation Facility for held-for-sale classification as of December 31, 2024.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those which possess a short term to maturity. During the years ended December 31, 2024 and December 31, 2023, we had interest income, net of $52.0 million and $51.2 million, respectively. A 10% change in the interest rate in effect on December 31, 2024 would not have a material effect on the fair value of our cash equivalents and short-term investments as the majority of the portfolio had a maturity date of three months or less. A 10% change in the interest rate in effect for 2024 would have an effect of $5.2 million on interest income, net earned on our cash equivalents, short-term investments.
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
For the years ended December 31, 2024 and December 31, 2023, we had foreign currency gain (loss) on translation of $(86.3) million and $21.5 million, respectively. A 10% change in the exchange rates for the Canadian dollar would affect the carrying amount of the net assets by approximately $40.1 million and $97.7 million as of December 31, 2024 and December 31, 2023, respectively. The corresponding impact would be recorded in accumulated other comprehensive income. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains and losses could have a significant, and potentially adverse, effect on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reports of Independent Registered Public Accounting Firm (Davidson & Company LLP, Vancouver, BC, Canada, Auditor Firm ID: 731) (KPMG LLP, Vaughan, Ontario, Canada, Auditor Firm ID: 85)	69
Consolidated Balance Sheets	73
Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)	74
Consolidated Statements of Changes in Shareholders’ Equity	76
Consolidated Statements of Cash Flows	77
Notes to Consolidated Financial Statements	79

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Cronos Group Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Cronos Group Inc. (the “Company”) as of December 31, 2024, and the related consolidated statements of net income (loss) and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited the adjustments to retrospectively apply the change in accounting described in Note 1(aa) and Note 14 to the financial statements. In our opinion, the retrospective adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 and 2022 consolidated financial statements of the Company other than with respect to the adjustment and, accordingly, we do not express an opinion or any other form of assurance on the 2023 and 2022 consolidated financial statements taken as a whole.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”) and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Critical Audit Matter – Business Combination and Valuation of Net Assets
As disclosed in Notes 1 and 2 to the financial statements, effective July 1, 2024, the Company obtained majority control of the board of directors of Cronos Growing Company Inc. (“GrowCo”) which qualified as a business combination under ASC 805. The business combination has been valued with reference to the fair value of the Company’s existing equity method investment as well as the effective settlement of various preexisting relationships between the Company and GrowCo. Several significant assumptions and estimates were involved in the valuation of the net assets of GrowCo, including real estate appraisals, forecasted revenues, royalty rates, gross margins, discount rates, and attrition rates.
The principal considerations for our determination that performing procedures relating to the business combination and valuation of net assets of GrowCo is a critical audit matter are (i) the significant judgment used by management when developing the fair value estimate of the net assets, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the real estate appraisals, forecasted revenues, royalty rates, gross margins, discount rates, and attrition rates for the net assets, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included (i) obtaining an understanding of the design and implementation of controls relating to the acquisition accounting, including controls over management’s valuation of the net assets (ii) reading the agreements related to the acquisition, (iii) testing management’s process for developing the fair value estimates of net assets acquired, (iv) evaluating the appropriateness of the methods used by management, (v) testing the completeness and accuracy of the underlying data used in the methods, and (vi) evaluating the reasonableness of the significant assumptions used by management related to real estate appraisals, forecasted revenues, royalty rates, gross margins, discount rates, and attrition rates.
Evaluating the reasonableness of the significant assumptions used by management related to their valuations methods for the net assets acquired involved considering (i) the current and past performance of the GrowCo and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the valuation methods and (ii) the reasonableness of the real estate appraisals, forecasted revenues, royalty rates, gross margins. discount rates and attrition rates for the net assets acquired.
We have served as the Company’s auditor since 2024.

/s/ DAVIDSON & COMPANY LLP
Chartered Professional Accountants
Vancouver, Canada
February 27, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Cronos Group Inc.
Opinion on the Consolidated Financial Statements
We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Notes 1(aa) and 14, the consolidated balance sheet of Cronos Group Inc. and subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of net income (loss) and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). The 2023 and 2022 consolidated financial statements before the effects of the adjustments described in Notes 1(aa) and 14 are not presented herein. In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Notes 1(aa) and 14, present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Notes 1(aa) and 14 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants
We served as the Company’s auditor from 2018 to 2024.
Vaughan, Canada
February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Cronos Group Inc.
Opinion on Internal Control Over Financial Reporting
We also have audited Cronos Group Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s consolidated balance sheet as of December 31, 2024, the related consolidated statements of net income (loss) and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
The Company acquired Cronos Growing Company Inc.(“Cronos GrowCo”) during 2024, and in accordance with guidance provided by the SEC, management excluded Cronos GrowCo from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Cronos GrowCo. Cronos GrowCo's total assets and net revenues excluded from management's assessment and our audit of internal controls over financial reporting represent approximately sixteen percent of total consolidated total assets and five percent of consolidated net revenue respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
Definition of Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DAVIDSON & COMPANY LLP
Chartered Professional Accountants
Vancouver, Canada
February 27, 2025

CRONOS GROUP INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023
Cronos Group Inc.
Consolidated Balance Sheets
As of December 31, 2024 and 2023
(In thousands of U.S. dollars)

	As of December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$858,805	$669,291
Short-term investments	—	192,237
Accounts receivable, net	15,462	13,984
Interest receivable	8,690	10,012
Other receivables	5,000	6,341
Current portion of loans receivable, net	618	5,541
Inventory, net	33,149	30,495
Prepaids and other current assets	6,277	5,405
Held-for-sale assets	8,112	—
Total current assets	936,113	933,306
Equity method investments, net	—	19,488
Other investments	2,813	35,251
Non-current portion of loans receivable, net	15,526	69,036
Property, plant and equipment, net	133,189	59,468
Right-of-use assets	1,390	1,356
Goodwill	63,453	1,057
Intangible assets, net	11,257	21,078
Deferred tax assets	2,571	226
Total assets	$1,166,312	$1,140,266
Liabilities
Current liabilities
Accounts payable	$16,973	$12,130
Income taxes payable	9	64
Accrued liabilities	31,653	27,736
Current portion of lease obligation	1,025	994
Derivative liabilities	40	102
Current portion due to non-controlling interests	—	373
Total current liabilities	49,700	41,399
Non-current portion due to non-controlling interests	1,073	1,003
Non-current portion of lease obligation	993	1,559
Deferred tax liabilities	3,564	181
Total liabilities	55,330	44,142
Shareholders’ equity
Share capital and additional paid-in capital (no par value; authorized for issue as of December 31, 2024 and 2023: unlimited; shares outstanding as of December 31, 2024 and 2023: 382,530,780 and 381,298,853, respectively)	669,879	662,174
Retained earnings	457,709	416,719
Accumulated other comprehensive income (loss)	(63,525)	20,678
Total equity attributable to shareholders of Cronos Group	1,064,063	1,099,571
Non-controlling interests	46,919	(3,447)
Total shareholders’ equity	1,110,982	1,096,124
Total liabilities and shareholders’ equity	$1,166,312	$1,140,266
See notes to consolidated financial statements.

Cronos Group Inc.
Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except share and per share amounts)

	Year ended December 31,
	2024	2023	2022
Net revenue, before excise taxes	$161,821	$120,270	$109,301
Excise taxes	(44,206)	(33,029)	(22,552)
Net revenue	117,615	87,241	86,749
Cost of sales	91,710	74,527	71,313
Inventory write-down	707	805	—
Gross profit	25,198	11,909	15,436
Operating expenses
Sales and marketing	21,603	22,701	18,046
Research and development	4,229	5,843	13,131
General and administrative	46,514	49,475	67,674
Restructuring costs	630	1,524	3,545
Share-based compensation	8,700	8,756	15,008
Depreciation and amortization	3,701	5,044	5,967
Impairment loss on long-lived assets	16,350	3,366	3,493
Total operating expenses	101,727	96,709	126,864
Operating loss	(76,529)	(84,800)	(111,428)
Other income (expense)
Interest income, net	52,019	51,235	22,514
Gain (loss) on revaluation of derivative liabilities	49	(85)	14,060
Share of income from equity method investments	2,365	1,583	3,114
Gain on revaluation of loan receivable	11,804	—	—
Gain on revaluation of equity method investment	32,469	—	—
Gain (loss) on revaluation of financial instruments	(6,248)	(12,042)	14,739
Impairment loss on other investments	(25,650)	(23,350)	(61,392)
Foreign currency transaction gain (loss)	57,859	(7,324)	(2,286)
Loss on held-for-sale assets	(11,202)	—	—
Other, net	(350)	1,114	(324)
Total other income (expense)	113,115	11,131	(9,575)
Income (loss) before income taxes	36,586	(73,669)	(121,003)
Income tax expense (benefit)	(3,436)	(3,230)	34,175
Income (loss) from continuing operations	40,022	(70,439)	(155,178)
Loss from discontinued operations	—	(4,114)	(13,556)
Net income (loss)	40,022	(74,553)	(168,734)
Net income (loss) attributable to non-controlling interest	(1,058)	(590)	—
Net income (loss) attributable to Cronos Group	$41,080	$(73,963)	$(168,734)

Cronos Group Inc.
Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except share and per share amounts)

Comprehensive income (loss)
Net income (loss)	$40,022	$(74,553)	$(168,734)
Other comprehensive income (loss)
Foreign exchange gain (loss) on translation	(86,321)	21,539	(50,616)
Comprehensive income (loss)	(46,299)	(53,014)	(219,350)
Comprehensive income (loss) attributable to non-controlling interest	(3,176)	(526)	46
Comprehensive income (loss) attributable to Cronos Group	$(43,123)	$(52,488)	$(219,396)

Net income (loss) per share
Basic - continuing operations	$0.11	$(0.18)	$(0.41)
Basic - discontinued operations	$—	$(0.01)	$(0.04)
Basic net income (loss) per share attributable to Cronos Group	$0.11	$(0.19)	$(0.45)

Diluted - continuing operations	$0.11	$(0.18)	$(0.41)
Diluted - discontinued operations	$—	$(0.01)	$(0.04)
Diluted net income (loss) per share attributable to Cronos Group	$0.11	$(0.19)	$(0.45)
See notes to consolidated financial statements.

Cronos Group Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except number of share amounts)

	Number of shares	Share capital and additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2022	374,952,693	$627,962	$659,416	$49,865	$(2,967)	$1,334,276
Activities relating to share-based compensation	1,464,822	14,834	—	—	—	14,834
Share issuance pursuant to research and development milestones	4,157,888	11,204	—	—	—	11,204
Net loss	—	—	(168,734)	—	—	(168,734)
Foreign exchange gain (loss) on translation	—	—	—	(50,662)	46	(50,616)
Balance as of December 31, 2022	380,575,403	654,000	490,682	(797)	(2,921)	1,140,964
Activities relating to share-based compensation	723,450	8,174	—	—	—	8,174
Net loss	—	—	(73,963)	—	(590)	(74,553)
Foreign exchange gain on translation	—	—	—	21,475	64	21,539
Balance as of December 31, 2023	381,298,853	662,174	416,719	20,678	(3,447)	1,096,124
Non-controlling interest resulting from business combination	—	—	—	—	53,542	53,542
Activities relating to share-based compensation	1,231,927	7,705	(90)	—	—	7,615
Net income (loss)	—	—	41,080	—	(1,058)	40,022
Foreign exchange loss on translation	—	—	—	(84,203)	(2,118)	(86,321)
Balance as of December 31, 2024	382,530,780	$669,879	$457,709	$(63,525)	$46,919	$1,110,982
See notes to consolidated financial statements.

Cronos Group Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars)

	Year ended December 31,
	2024	2023	2022
Operating activities
Net income (loss)	$40,022	$(74,553)	$(168,734)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	8,700	8,769	15,115
Depreciation and amortization	9,336	8,110	13,122
Impairment loss on long-lived assets	16,350	3,571	3,493
Impairment loss on other investments	25,650	23,350	61,392
Loss (income) from investments	3,841	10,513	(17,853)
Loss (gain) on revaluation of derivative liabilities	(49)	85	(14,060)
Changes in expected credit losses on long-term financial assets	1,032	(1,528)	(662)
Revaluation of equity method investment	(32,469)	—	—
Revaluation of loan receivable	(11,804)	—	—
Loss on held-for-sale assets	11,202	—	—
Inventory step-up recorded to cost of sales	5,284	—	—
Foreign currency transaction (gain) loss	(57,859)	7,324	2,286
Other non-cash operating activities, net	(82)	(2,008)	1,294
Changes in operating assets and liabilities:
Accounts receivable, net	(917)	9,206	(2,711)
Interest receivable	(3,656)	(14,344)	(6,985)
Other receivables	2,059	(1,449)	1,148
Prepaids and other current assets	(512)	1,437	996
Inventory, net	7,417	7,399	(7,217)
Accounts payable	(7,449)	(773)	(863)
Income taxes payable	(93)	(33,104)	34,212
Accrued liabilities	2,840	5,160	(2,921)
Net cash provided by (used in) operating activities	18,843	(42,835)	(88,948)

Investing activities
Proceeds from short-term investments	185,817	532,838	268,870
Purchase of short-term investments	—	(608,247)	(271,378)
Cash acquired in business combination	5,993	—	—
Dividends received from equity method investee	—	1,297	—
Dividend proceeds	—	345	384
Advances on loans receivable	(8,759)	—	—
Repayments on loans receivable	5,252	16,831	5,246
Purchase of property, plant and equipment, net of disposals	(12,411)	(2,505)	(3,451)
Purchase of intangible assets, net of disposals	(743)	(918)	(1,581)
Other investing activities	—	860	68
Net cash provided by (used in) investing activities	175,149	(59,499)	(1,842)

Cronos Group Inc.
Consolidated Statements of Cash Flows (continued)
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars)

	Year ended December 31,
	2024	2023	2022
Financing activities
Withholding taxes paid on equity awards	(1,231)	(1,030)	(2,829)
Other financing activities, net	—	—	(68)
Net cash used in financing activities	(1,231)	(1,030)	(2,897)
Effect of foreign currency translation on cash and cash equivalents	(3,247)	8,011	(28,642)
Net change in cash and cash equivalents	189,514	(95,353)	(122,329)
Cash and cash equivalents, beginning of period	669,291	764,644	886,973
Cash and cash equivalents, end of period	$858,805	$669,291	$764,644

Supplementary cash flow information(i):
Interest paid	$—	$—	$—
Interest received	48,399	36,501	15,548
Taxes paid	$647	$33,013	$177
(i)See Note 3 and Note 9 for supplementary cash flow information related to the Company’s operating leases.

See notes to consolidated financial statements.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

1. Background, Basis of Presentation, and Summary of Significant Accounting Policies
(a)Background
Cronos Group Inc. (“Cronos” or the “Company”) is incorporated in the province of British Columbia and under the Business Corporations Act (British Columbia) with principal executive offices at 4491 Concession Rd 12, Stayner, Ontario L0M 1S0. The Company’s common shares are currently listed on the Toronto Stock Exchange (“TSX”) and Nasdaq Global Market (“Nasdaq”) under the ticker symbol “CRON.”
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

Subsidiaries	Jurisdiction of incorporation	Incorporation date	Ownership interest (iii)
Cronos Growing Company Inc.(i)	Canada	June 14, 2018	50%
Cronos Israel G.S. Cultivation Ltd.(ii)	Israel	February 4, 2018	70%
Cronos Israel G.S. Manufacturing Ltd.(ii)	Israel	September 4, 2018	90%
Cronos Israel G.S. Store Ltd.(ii)	Israel	June 28, 2018	90%
Cronos Israel G.S. Pharmacy Ltd.(ii)	Israel	February 15, 2018	90%
(i)Cronos Growing Company Inc. is referred to as “Cronos GrowCo.”
(ii)These Israeli entities are collectively referred to as “Cronos Israel.”
(iii)“Ownership interest” is defined as the proportionate share of net income to which the Company is entitled; equity interest may differ from ownership interest as described herein.
In the consolidated statements of net income (loss) and comprehensive (income) loss, net income (loss) and comprehensive income (loss) are attributed to the equity holders of the Company and to the non-controlling interests. Non-controlling interests in the equity of Cronos Israel and Cronos GrowCo are presented separately in the shareholders’ equity section of the consolidated balance sheets and consolidated statements of shareholders’ equity. All intercompany transactions and balances are eliminated upon consolidation.
(d)Use of estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Significant estimates and assumptions include, among other things, allocation of consideration to acquired assets and liabilities in a business combination, valuation of derivative liabilities, expected credit losses on long-term financial assets, gain on revaluation of loans receivable, gain on revaluation of equity method investment, impairment losses on goodwill and indefinite-lived intangible

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

assets, impairment losses on long-lived assets, inventory write-downs, share-bared payments, valuation allowance on deferred income tax assets and uncertain tax liabilities. Actual results could differ from those estimates.
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
(f)Business combination
Effective July 1, 2024, the Company obtained majority control of the board of directors of Cronos GrowCo, a cannabis cultivation company. The business combination was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805 Accounting for Business Combinations (the “Cronos GrowCo Transaction”). Prior to this date, the Company’s investment in Cronos GrowCo was accounted for as an investment under the equity method and loans receivable from Cronos GrowCo. The excess of the fair value of our existing equity method investment over the net assets acquired was recorded as goodwill. The results of operations of Cronos GrowCo have been included in the Company’s consolidated financial statements from the acquisition date. Transaction costs associated with the acquisition were $701 in the year ended December 31, 2024 and were expensed as incurred.
(g)Inventory
Inventory is comprised of raw materials, finished goods and work-in-progress, such as pre-harvested cannabis plants, dried flower, by-products to be extracted, cannabis extracts and by-products, dry cannabis and cannabis extract containers, and boxes. In relation to cultivated cannabis, the Company capitalizes costs into inventory until the time of harvest which includes, but is not limited to, labor, utilities, nutrition and irrigation.
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

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
(i)Property, plant and equipment
Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Rate
Building and leasehold improvements	15 to 20 years
Machinery and equipment	7 to 10 years
Furniture and fixtures	5 years
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
(j)Definite-lived intangible assets
Intangible assets are recorded at cost less any accumulated amortization and accumulated impairment losses. Intangible assets acquired through a business combination are measured at fair value at the acquisition date. The fair value of the know-how intangible asset that was acquired in the Cronos GrowCo Transaction was estimated using the income approach. Under the income approach, significant inputs used in the relief-from-royalty method include projected revenues, royalty rate, income tax rate and discount rate.
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

Intangible assets with definite useful lives are amortized over their estimated useful lives using the following methods and rates:

	Method	Rate
Software	Straight-line	5 years
Health Canada licenses	Straight-line	Useful life of corresponding facilities
Ginkgo exclusive licenses	Straight-line	10 years
Israeli codes(i)	Straight-line	Useful life of corresponding facilities
Know-how(ii)	Straight-line	10 years
(i)    The preliminary licenses granted to Kibbutz Gan Shmuel (the Cronos Israel joint venture partner) by the Medical Cannabis Unit of the Israeli Ministry of Health in early 2017 (the “Israeli codes”) were transferred by non-controlling interests to Cronos Israel in exchange for equity interests in the Cronos Israel entities specified above.
(ii)    Know-how was acquired as part of the Cronos GrowCo Transaction. See Note 2 “Business Combination” for further information.

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
(k)Accrued liabilities
Accrued liabilities consist of the following:

	As of December 31,
	2024	2023
Accrued payroll and related expenses	$10,324	$8,970
Accrued professional fees	1,537	2,525
Accrued taxes	11,831	11,695
Other accrued expenses	7,961	4,546
Total accrued liabilities	$31,653	$27,736
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
(l)Leases
The Company enters into leases in the normal course of business, primarily for the land-use rights, office and research premises, and equipment used in the production of its products. At the inception of a contract, the Company assesses whether a contract is, or contains, a lease. A contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company performs an analysis over the classification of the lease agreement as either an operating lease or finance lease.
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

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
(m)Derivative liabilities
For financial instruments classified as derivatives that are not designated as hedging instruments or do not qualify for hedge accounting, changes in fair value are recorded in the consolidated statements of net income (loss) and comprehensive income (loss) each period. The Company does not enter into or hold derivative financial instruments for trading or speculative purposes. Derivative liabilities are initially recognized at fair value at the date on which the derivative contract was entered into. Any attributable transaction costs are recognized in net income (loss) as incurred. Subsequent to initial recognition, derivative liabilities are measured at fair value at each reporting date until settlement with the re-measurement gain or loss being recognized immediately in net income (loss) and comprehensive income (loss). See Note 10 “Derivative Liabilities” for more details on derivative liabilities consisting of the Altria Warrant, Pre-emptive Rights, and certain Top-up Rights.
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

The following table presents the Company’s revenue by major product category for continuing operations:

	Year ended December 31,
	2024	2023	2022
Cannabis flower	$87,912	$62,070	$63,593
Cannabis extracts	29,168	24,569	22,522
Other	535	602	634
Net revenue	$117,615	$87,241	$86,749
Net revenue attributed to a geographic region based on the location of the customer was as follows:

	Year ended December 31,
	2024	2023	2022
Canada	$82,437	$64,702	$56,233
Israel	28,368	21,134	30,516
Other countries	6,810	1,405	—
Net revenue	$117,615	$87,241	$86,749
(p)Research and development
The Company has a research and development center in Canada that performs scientific research on the interaction of cannabinoids as well as strain development, growing conditions and extraction technology. In 2023, fermentation and production related research was performed to further strategic initiatives around rare cannabinoids. In addition, the Company has a collaboration and license agreement with Ginkgo (the “Ginkgo Collaboration Agreement”) to research, produce, and commercialize cultured cannabinoids. Technological feasibility is considered to be established once productivity targets or commercialization are achieved, at which point the exclusive license is recognized at cost less impairment charges. As of the acquisition date of each exclusive license, cost less impairment charges is equal to the fair value. See Note 8 “Goodwill and Intangible Assets, net” for more information on the Ginkgo Collaboration Arrangement. Research and development costs associated with these collective efforts are expensed as incurred as part of operating expenses in the Company’s consolidated statements of net income (loss) and comprehensive income (loss).
(q)Advertising costs
Advertising costs include costs to sell the Company’s products and are expensed as incurred through sales and marketing expenses in the consolidated statements of net income (loss) and comprehensive income (loss). Advertising costs were $887, $1,382 and $889 for the years ended December 31, 2024, 2023, and 2022, respectively.
(r)Share-based compensation
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

(s)Impairment of long-lived assets
The Company reviews its long-lived assets, such as property, plant and equipment and definite-lived intangible assets, for impairment in accordance with ASC 360, Property, Plant, and Equipment. In accordance with ASC 360, long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying amount may not be recoverable. The Company periodically reviews for indicators and, if indicators are present, tests the carrying amount of long-lived assets, assessing their recoverable value based on estimated undiscounted cash flows over their remaining estimated useful lives. The Company groups assets at the lowest level for which cash flows are separately identifiable, referred to as an asset group. If the carrying amount of an asset (or asset group) exceeds its estimated undiscounted future cash flows, an impairment charge is measured as the amount by which the carrying amount of the asset (or asset group) exceeds the fair value of the asset (or asset group, as applicable), based on discounted cash flows.
(t)Assets held-for-sale and discontinued operations
In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meet the criteria in paragraph ASC 205-20-45-10. In the period in which the component meets held-for-sale or discontinued operations criteria, the major current assets, other assets, current liabilities, and other liabilities are reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), are reported as components of net income (loss) separate from the net income (loss) of continuing operations.
The Company periodically evaluates its long-lived assets that it plans to dispose of through sale for held-for-sale classification. To be classified as held-for-sale, management must have committed to a plan to sell, the asset (or asset group) must be available for immediate sale in its present condition, an active program to locate a buyer must have been initiated, the sale must be probable to close within one year, the asset (or asset group) must be marketed at a reasonable sales price, and it must be unlikely that significant changes to the plan will be made. Once an asset (or asset group) meets all of the above criteria, it is reclassified as assets held-for-sale on the consolidated balance sheet, and the asset(s) cease depreciation and are written down to their fair value, less costs to sell, if applicable.
The Company completed a review of its global supply chain in 2023 and determined that it would wind down its Winnipeg, Manitoba facility (“Cronos Fermentation Facility”) and list it for sale. This review involved significant complexities and judgments in making the accounting treatment determination. There are subjective and complex judgments in the determination of whether the Cronos Fermentation Facility meets the criteria to be classified as held for sale, including: (1) whether the Cronos Fermentation Facility is available for sale in its present condition subject only to terms that are usual and customary for sales of such businesses, (2) whether the sale of the Cronos Fermentation Facility is probable and that the transfer of assets will be a completed sale within one year from period end, and (3) whether the Cronos Fermentation Facility is being actively marketed at a reasonable price. See Note 7 “Property, Plant and Equipment, net” for discussion regarding our evaluation of the Cronos Fermentation Facility for held-for-sale classification as of December 31, 2024.
(u)Impairment of goodwill and indefinite-lived intangible assets
Goodwill and indefinite-lived intangible assets are not amortized. Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying amount in accordance with the provisions of ASC 350, Intangibles—Goodwill and Other. The Company performs an impairment test annually in the fourth quarter by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.
(v)Income taxes
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

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
(w)Foreign currency
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
(x)Segments
Segment reporting is prepared on the same basis that the Company’s chief operating decision maker (the “CODM”) manages the business, makes operating decisions and assesses the Company’s performance. Historically, the Company reported results for two reportable segments, the U.S. and Rest of World. In the second quarter of 2023, as a result of the Company’s exit of its then-existing U.S. operations, the Company determined that it has one operating segment and therefore one reportable segment. All prior period segment disclosure information has been reclassified to conform to the current reporting structure in this Annual Report. These reclassifications had no effect on our consolidated financial statements in any period presented.
(y)Earnings (loss) per share
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
(z)Fair value measurements
The carrying amount of the Company’s cash and cash equivalents, accounts receivable, other receivables, loans receivable, accounts payable and other liabilities approximate fair value, given their short-term nature. Cronos uses a fair value hierarchy, which gives the

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

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
(aa)Adoption of new accounting pronouncements
In the fourth quarter of 2024, the Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances reportable segment disclosures by requiring disclosures such as significant segment expenses, information on the CODM and disclosures for entities with a single reportable segment. Additionally, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. The adoption of ASU 2023-07 did not have an impact on the consolidated results of operations, financial condition or statement of cash flows.
On January 1, 2024, the Company adopted ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered in measuring fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions. The adoption of ASU 2022-03 did not have a material impact on the Company’s consolidated financial statements. With respect to the adoption of ASU 2022-03, see Note 5 “Investments” for discussion of the contractual restrictions related to the PharmaCann Option (as defined below).
(ab)New accounting pronouncements not yet adopted
In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2024-03”). ASU 2024-03 adds an obligation under ASC 220-40 to require a footnote disclosure about specific expenses by requiring public business entities to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. ASU 2024-03 does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and applicable entities are required to adopt ASU 2024-03 prospectively; however, companies are permitted to apply the amendments in ASU 2024-03 retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements. In January 2025, the effective date was further clarified with the issuance of ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. No guidance was changed with ASU 2025-01, but the issuance simply ensures that all public business entities have a clear and consistent timeline for implementing the enhanced expense disaggregation disclosures.
2. Business Combination
Cronos GrowCo was formed under the Canada Business Corporations Act on June 14, 2018, with the objective of cultivating and commercializing cannabis and cannabis products. Cronos GrowCo is licensed to sell certain cannabis products to other license holders in the wholesale channel, as well as to provincial cannabis control authorities. It is also licensed to export dried flower to Israel.
As described in Note 1 “Background, Basis of Presentation, and Summary of Significant Accounting Policies”, in the third quarter of 2024, the Company obtained majority control of the board of directors of Cronos GrowCo, which qualified as a business combination under ASC 805. In connection with the Cronos GrowCo Transaction, the Company provided an approximately $51,000 secured non-revolving credit facility to Cronos GrowCo to fund the expansion of Cronos GrowCo’s cultivation and processing facilities (such area, the “Phase 2 Expansion Area”), and the Company entered into a new supply agreement (the “Cronos GrowCo Supply Agreement”) with Cronos GrowCo. Pursuant to the Cronos GrowCo Supply Agreement, prior to the commencement of sales from the Phase 2

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

Expansion Area, the Company and its controlled affiliates (other than Cronos GrowCo) have the right, but not the obligation, to purchase an aggregate total quantity of 80% of Cronos GrowCo’s production. Thereafter, the Company and its controlled affiliates (other than Cronos GrowCo) will have the right, but not the obligation, to purchase 70% of Cronos GrowCo’s forecasted production capacity over a given period and 70% of Cronos GrowCo’s actual production in a given month. Cronos GrowCo’s production is intended to support the majority of the Company’s current and future biomass supply requirements.
As there was no cash consideration paid, the Cronos GrowCo Transaction has been valued with reference to the fair value of our existing equity method investment of $53,542, as well as the effective settlement of various preexisting relationships between the Company and Cronos GrowCo. These preexisting relationships are now classified as intercompany transactions and eliminated upon consolidation. For the year ended December 31, 2024, we recorded a gain of $32,469 on the consolidated statements of net income (loss) and comprehensive income (loss) from remeasuring our equity method investment in Cronos GrowCo. We also recorded $11,804 to gain on revaluation of loan receivable on the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2024, from remeasuring our outstanding loans receivable with Cronos GrowCo. Additionally, the consideration also included the effective settlement of various preexisting trade receivables and payables and other related accounts that are now classified as intercompany transactions and eliminated upon consolidation. The effective settlement of the preexisting trade receivables, payables, and related accounts did not result in the recognition of any gain or loss on settlement. As of the date of the Cronos GrowCo Transaction, the fair value of the non-controlling interest in Cronos GrowCo was $53,542. The Company used the income approach to estimate both the fair value of the Company’s equity method investment in Cronos GrowCo and the fair value of the non-controlling interest in Cronos GrowCo. Under the income approach, significant assumptions used in the discounted cash flow method that required the use of judgment were the discount rate, growth rates and cash flow projections. The Company used the income approach to estimate the fair value of the Company’s loan receivable with Cronos GrowCo. Under the income approach, significant assumptions used that required the use of judgment were the credit spread and interest rate volatility.
During the fourth quarter of 2024, the Company completed the allocation of the purchase price to the assets acquired and liabilities assumed. Based on the final allocation, goodwill and intangible assets increased $28,848 and $8,008, respectively, and property, plant and equipment, inventory and deferred tax liability decreased $31,970, $15,287 and $10,401, respectively, from the preliminary amount reported in the Company’s condensed consolidated financial statements as of September 30, 2024. These changes in the allocation of the purchase price did not have a material impact on previously reported earnings. The final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed was:

Cash	$5,993
Accounts receivable	2,437
Inventory	15,754
Prepaids and other current assets	795
Intangible assets	8,008
Goodwill	65,269
Property, plant and equipment	87,630
Accounts payable	(2,913)
Accrued liabilities	(2,757)
Deferred income tax liability	(1,337)
Total purchase price	$178,879
The inventory acquired in the Cronos GrowCo Transaction of $15,754 includes a step-up to fair value of $5,605. For the year ended December, 31 2024, the Company recognized $5,284 of this inventory step-up into cost of sales on the consolidated statements of income (loss) and comprehensive income (loss).

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

The following table presents details of the property, plant and equipment acquired by major category:

Fair value at date of Cronos GrowCo Transaction
Land	$4,557
Building and leasehold improvements	49,356
Machinery and equipment	21,603
Furniture and fixtures	580
Construction in progress	11,534
Total	$87,630
The following table presents details of the intangible assets acquired:

	Fair value at date of acquisition	Amortization period (in years)
Know-how	$8,008	10
Total	$8,008
The Company’s results of operations for the year ended December, 31 2024, included six months of the operating results of Cronos GrowCo, which was comprised of revenue of $6,374 and loss before income taxes of $802. Business combination-related costs of $701 were incurred in relation to the Cronos GrowCo Transaction for the year ended December, 31 2024, and were reported in general and administrative expenses on the consolidated statements of net income (loss) and comprehensive income (loss).
As a result of the Cronos GrowCo Transaction, the Company recorded goodwill of $65,269, none of which is deductible for income tax purposes. The goodwill acquired was primarily attributable to the ability to realize synergies, bolster Cronos’ supply capabilities and support future growth opportunities from the expansion of Cronos GrowCo’s cultivation and processing facilities.
The following table presents unaudited supplemental pro forma results for the year ended December, 31 2024 and 2023, respectively, as if the Cronos GrowCo Transaction had occurred as of January 1, 2023. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the business combination had taken place at such time. The unaudited pro forma results presented below include adjustments such as amortization of inventory step-up, amortization charges for acquired intangible assets, depreciation adjustments for property, plant and equipment that has been revalued, adjustment of interest expense and interest income resulting from the effective settlement of pre-existing debt financing in connection with the Cronos GrowCo Transaction and adjustments for certain business combination-related charges.

	Year ended December 31,
	2024	2023
Net revenue	$125,089	$106,700
Gross profit	35,906	18,500
Operating expenses	103,031	101,995
Other income	66,202	49,441
Net income (loss) attributable to Cronos Group	13,582	(44,256)
Material nonrecurring pro forma adjustments directly attributable to the Cronos GrowCo Transactions include the following:
•Acquired inventory fair value step-up of $5,605 is assumed to be recorded at January 1, 2023. As such, historical amortization of the acquired inventory step-up of $5,284 recognized in the historical six-month period ended December 31, 2024 was removed from pro forma net income for the year ended December, 31 2024. The entire inventory fair value step-up of $5,605 was recognized as an incremental product cost in the year ended December 31, 2023.
•Pre-business combination revenues for sales from Cronos GrowCo to the Company of $21,145 were adjusted out for the year ended December 31, 2023, and $14,776 of pre-business combination revenues were adjusted out for the year ended December, 31 2024, as these amounts would have been eliminated in consolidation. Company pre-business combination cost of sales of $17,988 were adjusted out for the year ended December 31, 2023, and $11,386 of pre-business combination cost of sales were adjusted out for the year ended December 31, 2024, as these amounts would have been eliminated in consolidation.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

•The gain on the revaluation of the equity method investment and loan receivable relating to the Cronos GrowCo Transaction of $32,469 and $11,804, respectively, were adjusted out for the year ended December, 31 2024 and added into the year ended December 31, 2023 as this revaluation is assumed to have occurred on January 1, 2023.
3. Discontinued Operations
In the second quarter of 2023, the Company exited its then-existing U.S. hemp-derived cannabinoid product operations. Accordingly, the net income (loss) for the years ended December, 31, 2023 and 2022 are reported separately as income (loss) from discontinued operations on the consolidated statements of net income (loss) and comprehensive income (loss). There was no activity in discontinued operations for the year ended December, 31, 2024.
The following table presents the major components comprising loss from discontinued operations in the consolidated statements of operations for the years ended December 31, 2023, and 2022:

	Year ended December 31, 2023	Year ended December 31, 2022
Net revenue	$1,029	$5,155
Cost of sales	2,164	8,622
Inventory write-down(i)	839	—
Gross profit	(1,974)	(3,467)
Operating expenses
Sales and marketing	578	4,236
Research and development	32	250
General and administrative	668	3,504
Restructuring costs	523	1,788
Share-based compensation	13	107
Depreciation and amortization	13	58
Impairment loss on goodwill and indefinite-lived intangible assets	—	—
Impairment loss on long-lived assets(ii)	205	—
Total operating expenses	2,032	9,943
Interest income	10	23
Other, net(iii)	(118)	(169)
Total other loss	(108)	(146)
Loss before income taxes	(4,114)	(13,556)
Income tax expense (benefit)	—	—
Net loss from discontinued operations	(4,114)	(13,556)
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

The following tables present the Company’s discontinued operations revenue by major product category:

	2023	2022
Cannabis extracts	1,029	5,155
Net revenue	$1,029	$5,155
The following tables summarize the Company’s discontinued operations restructuring activity for the years ended December 31, 2023 and 2022:

	Accrual as of December 31, 2022	Expenses	Payments/Write-offs	Accrual as of December 31, 2023
Employee Termination Benefits	$—	$431	$(431)	$—
Other Restructuring Costs	—	92	(92)	—
Total	$—	$523	$(523)	$—

	Accrual as of December 31, 2021	Expenses	Payments/Write-offs	Accrual as of December 31, 2022
Employee Termination Benefits	$—	$1,788	$(1,788)	$—
Total	$—	$1,788	$(1,788)	$—
As of December 31, 2023, there were no remaining assets or liabilities attributable to the Company’s discontinued operations.
For the years ended December 31, 2023 and 2022, purchases of property plant and equipment related to discontinued operations were $67 and $183, respectively.
The following table presents information related to leases associated with the Company’s U.S. discontinued operations. As of December 31, 2024 and December 31, 2023, the Company had no right-of-use assets or lease obligations associated with its U.S. discontinued operations. For the years ended December 31, 2023 and 2022, the aggregate depreciation expense on right-of-use assets associated with the Company’s U.S. discontinued operations was $198 and $865, respectively, and was included in loss from discontinued operations on the consolidated statements of net income (loss) and comprehensive income (loss).

	2023	2022
Lease cost
Operating lease cost	$213	$1,102
Short-term lease cost	—	—
Total lease cost	$213	$1,102

Supplemental cash flow and other information
Operating cash flows - cash paid for operating lease obligations	$525	$1,050
Non-cash activity - right-of-use assets obtained in exchange for lease obligations	—	443

Weighted-average remaining lease term (years) – operating leases	0.0	1.0
Weighted-average discount rate – operating leases	—%	5.62%

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

4. Inventory, net
Inventory, net is comprised of the following items:

	As of December 31,
	2024	2023
Raw materials	$5,400	$4,795
Work-in-progress	14,350	10,593
Finished goods	13,248	14,819
Supplies and consumables	151	288
Total	$33,149	$30,495
As a result of the Cronos GrowCo Transaction, the Company recorded a step-up to Cronos GrowCo’s existing inventory of $5,605 to bring the inventory balance acquired by the Company to its fair value. For the year December 31, 2024, the Company recognized $5,284 of this inventory step-up into cost of sales on the consolidated statements of income (loss) and comprehensive income (loss). See Note 2 “Business Combination” for more information.
5. Investments
(a)Variable interest entities and investments in equity method investments, net
CLS
The Company holds a variable interest in Cannasoul Lab Services Ltd. (“CLS”). CLS is a wholly owned subsidiary of Cannasoul Analytics Ltd., incorporated with the purpose of establishing a commercial cannabis analytical testing laboratory located on the premises of Cronos Israel (the “Cannasoul Collaboration”). Cronos Israel agreed to advance up to ILS 8,297 ($2,664) by a non-recourse loan (the “Cannasoul Collaboration Loan”) to CLS over a period of two years from April 1, 2020 for the capital and operating expenditures of the laboratory. The loan bears interest at 3.5% annually. Cronos Israel will receive 70% of the profits of the laboratory until such time as it has recovered 150% of the amounts advanced to CLS, after which time it will receive 50% of the laboratory profits. As a result, the Company is exposed to economic variability from CLS’s performance. The Company does not consolidate CLS as it does not have the power to direct the activities that most significantly impact the entity’s economic performance; thus, the Company is not considered the primary beneficiary of the entity. The carrying amount of the non-recourse loan is recorded under loans receivable and the full loan amount, ILS 8,297, represents the Company’s maximum potential exposure to losses through the Cannasoul Collaboration. See Note 6 “Loans Receivable, net” for further information regarding loans receivable.
Cronos GrowCo
As a result of the Cronos GrowCo Transaction, the existing equity method investment in Cronos GrowCo was remeasured at its fair value on July 1, 2024. For the year ended December 31, 2024, we recorded a gain of $32,469 on the consolidated statements of net income (loss) and comprehensive income (loss) from remeasuring our equity method investment in Cronos GrowCo. See Note 2 “Business Combination” for further information regarding the Cronos GrowCo Transaction.
A reconciliation of the carrying amount of the investments in equity method investments, net is as follows:

	Ownership interest	As of December 31,
		2024	2023
Cronos GrowCo(i)	50%	$—	$19,488
(i)The Company obtained control of Cronos GrowCo on July 1, 2024, and, as a result, the investment in Cronos GrowCo is now accounted for as an intercompany transaction and eliminated upon consolidation from the business combination date onwards.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

The following is a summary of the Company’s share of net income (losses) from equity investments accounted for under the equity method of accounting:

	Year ended December 31,
	2024	2023	2022
Cronos GrowCo(i)	2,365	1,583	3,114
	$2,365	$1,583	$3,114
(i)The Company obtained control of Cronos GrowCo on July 1, 2024, and, as a result, the investment in Cronos GrowCo is now accounted for as an intercompany transaction and eliminated upon consolidation from the business combination date onwards.
The following is a summary of financial information for the Company’s equity method investments:

	As of December 31,
	2024	2023	2022
Current assets	$—	$19,600	$21,158
Non-current assets	—	99,227	104,227
Current liabilities	—	9,707	5,593
Non-current liabilities	—	64,814	73,779

	Year ended December 31,
	2024	2023	2022
Revenue	$22,191	$40,604	$39,110
Gross profit	10,529	21,565	24,379
Net income	3,514	3,051	6,569
The following is a summary of the maximum exposure to loss from the Company’s investments in equity method investments as of December 31, 2023:

	Ownership interest	Other Net Assets (Liabilities)	Maximum Exposure to Loss
Cronos GrowCo	50%	$44,306	$19,488
Balance as of December 31, 2023		$44,306	$19,488
The Company’s maximum exposure to loss is equal to the carrying amount of the investment.
(b)Other investments
Other investments consist of investments in common shares and options of two companies in the cannabis industry.
PharmaCann Option
On June 14, 2021, the Company purchased an option (the “PharmaCann Option”) to acquire 473,787 shares of Class A Common Stock of PharmaCann, Inc. (“PharmaCann”), a vertically integrated cannabis company in the United States, at an exercise price of $0.0001 per share, representing approximately 10.5% of PharmaCann’s issued and outstanding capital stock on a fully diluted basis as of the date of the PharmaCann Option, for an aggregate purchase price of approximately $110,392. The option exercise will be based upon various factors, including the status of U.S. federal cannabis legalization, as well as regulatory approvals, including in the states where PharmaCann operates that may be required upon exercise. The Company has deemed its influence in PharmaCann to be non-significant. The PharmaCann Option is classified as an investment in an equity security without a readily determinable fair value. The Company measures the PharmaCann Option at cost less accumulated impairment charges, if any, and subsequently adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The PharmaCann Option is reported as Other investments on the consolidated balance sheet for the periods ended December 31, 2024 and 2023.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

On February 28, 2022, PharmaCann closed its previously announced transaction with LivWell Holdings, Inc. (“LivWell”) pursuant to which PharmaCann acquired LivWell (the “LivWell Transaction”). As a result of the LivWell Transaction, the Company’s ownership percentage in PharmaCann on a fully diluted basis decreased to approximately 6.4%. As of December 31, 2024 and 2023, based on updated information provided by PharmaCann in the fourth quarter, the Company’s ownership percentage in PharmaCann on a fully diluted basis was approximately 5.8% and 5.9%, respectively. Under the terms of the Company’s investment in PharmaCann, the Company’s rights to nominate an observer or a director to the PharmaCann board of directors could be lost if the Company’s ownership drops below 6% on a fully diluted basis and it sells or transfer all or any portion of the option (subject to certain exceptions). The decrease in the Company’s ownership percentage since acquisition does not materially affect the Company’s rights under the PharmaCann Option.
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
During the fourth quarter of 2023, the Company identified adverse forecast changes in the financial performance of PharmaCann as an indicator of impairment related to the PharmaCann Option and conducted an analysis comparing the PharmaCann Option’s carrying amount to its estimated fair value. The fair value was estimated using a combination of the income approach and the market approach. Under the income approach, significant inputs used in the discounted cash flow method include discount rate, growth rates, cash flow projections, and the expectation of federal rescheduling and individual state legalization of cannabis in the U.S. Under the market valuation approach, the key assumptions are the selected multiples and the discount for lack of marketability. As a result of this analysis, the Company recorded a non-cash impairment charge of $23,350 in the fourth quarter of 2023 as the difference between the carrying amount of the PharmaCann Option and its estimated fair value, in the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2023.
During the first and second quarters of 2024, the Company identified adverse forecast changes in the financial performance of PharmaCann as indicators of impairment related to the PharmaCann Option and conducted analyses comparing the PharmaCann Option’s carrying amount to its estimated fair value. The fair value was estimated using the market approach. Under the market approach, the key assumptions are the selected multiples and the discount for lack of marketability. As a result of these analyses, the Company recorded non-cash impairment charges of $12,734 and $12,916 in the first and second quarters of 2024, respectively, as the difference between the carrying amount of the PharmaCann Option and its estimated fair value, in the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2024. As a result of the impairment charge recorded in the second quarter of 2024, the net book value of the PharmaCann Option was reduced to zero.
Vitura (formerly known as Cronos Australia)
The Company accounts for its investment in Vitura using the fair value method of accounting, with unrealized holding gains and losses included in net income (loss) on the consolidated statements of net income (loss) and comprehensive income (loss). The Company recorded a loss on revaluation of other investments of $6,206 for the year ended December 31, 2024, and a loss on revaluation of other investments of $12,096 for the year ended December 31, 2023, included in the loss on revaluation of financial instruments on the statements of net income (loss) and comprehensive income (loss). The Company’s investment in Vitura was $2,813 and $9,601 as of December 31, 2024 and 2023, respectively, and is included in other investments on the consolidated balance sheets. On February 12, 2025, Vitura issued 74,814,757 shares. This issuance diluted the Company’s ownership to approximately 8.4%.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

The following table summarizes the Company’s other investments activity:

	As of December 31, 2023	Unrealized loss	Impairment charges	Foreign exchange effect	As of December 31, 2024
PharmaCann	$25,650	$—	$(25,650)	$—	$—
Vitura	9,601	(6,206)	—	(582)	2,813
	$35,251	$(6,206)	$(25,650)	$(582)	$2,813

	As of December 31, 2022	Unrealized loss	Impairment charges	Foreign exchange effect	As of December 31, 2023
PharmaCann	$49,000	$—	$(23,350)	$—	$25,650
Vitura	21,993	(12,096)	—	(296)	9,601
	$70,993	$(12,096)	$(23,350)	$(296)	$35,251

6. Loans Receivable, net
Loans receivable, net consists of the following:

	As of December 31,
	2024	2023
GrowCo Credit Facility(i)	$—	$5,034
Add: Current portion of Mucci Promissory Note accrued interest	618	507
Total current portion of loans receivable	618	5,541
GrowCo Credit Facility(i)	—	53,638
Mucci Promissory Note	13,464	13,379
Cannasoul Collaboration Loan	1,736	1,771
Add: Long-term portion of accrued interest	326	248
Total long-term portion of loans receivable	15,526	69,036
Total loans receivable(i)	$16,144	$74,577
(i)     The Company obtained control of Cronos GrowCo on July 1, 2024, and, as a result, the loans receivable from Cronos GrowCo are now accounted for as intercompany transactions and eliminated upon consolidation from the business combination date onwards.
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

As a result of the Cronos GrowCo Transaction on July 1, 2024, the existing loans receivable under the GrowCo Credit Facility were remeasured at their fair value and effectively settled. We recorded a gain of $11,804 to revaluation gain on loans receivable on the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2024, from remeasuring our outstanding loans receivable with Cronos GrowCo. See Note 2 “Business Combination” for further information regarding the Cronos GrowCo Transaction.
Mucci Promissory Note
On June 28, 2019, the Company entered into a promissory note receivable agreement (the “Mucci Promissory Note”) for C$16,350 (approximately $11,393) with 2645485 Ontario Inc. (“Mucci”). The Mucci Promissory Note is secured by a general security agreement covering all the assets of Mucci. On September 30, 2022, the Mucci Promissory Note was amended and restated to increase the interest rate from 3.95% to the Canadian Prime Rate plus 1.25%, change the interest payments from quarterly to annual, and defer Mucci’s initial cash interest payment from September 30, 2022 to July 1, 2023. On June 20, 2024, the Mucci Promissory Note was amended and restated. As a result, interest accrued on the Mucci Promissory Note between July 1, 2023 and July 1, 2024 was capitalized as part of the principal balance. As of July 1, 2024, interest is accrued and to be paid in cash beginning on July 1, 2025.
Prior to July 1, 2022, interest accrued on the Mucci Promissory Note was capitalized as part of the principal balance. As of July 1, 2022, interest was accrued and to be paid in cash beginning on July 1, 2023. Prior to 2023, there were no repayments of principal or interest on the Mucci Promissory Note. For the year ended December 31, 2023, Mucci repaid C$563 ($425) in principal and C$1,187 ($897) in interest related to the Mucci Promissory Note which had accrued between July 1, 2022 and July 1, 2023.
Cannasoul Collaboration Loan
As of both December 31, 2024 and 2023, CLS has received ILS 8,297 (approximately $2,272 and $2,294, respectively), from the Cannasoul Collaboration Loan. See Note 5 “Investments” for further information regarding the Cannasoul Collaboration Loan.
Expected credit loss allowances on the Company’s long-term financial assets were comprised of the following items:

	As of December 31, 2023	Increase (decrease)(i)	Foreign exchange effect	As of December 31, 2024
GrowCo Credit Facility(ii)	$11,176	$(10,794)	$(382)	$—
Mucci Promissory Note	89	6	(7)	88
Cannasoul Collaboration Loan	524	16	(5)	535
	$11,789	$(10,772)	$(394)	$623

	As of December 31, 2022	Increase (decrease)(i)	Foreign exchange effect	As of December 31, 2023
GrowCo Credit Facility	$12,455	$(1,542)	$263	$11,176
Mucci Promissory Note	89	(2)	2	89
Cannasoul Collaboration Loan	522	16	(14)	524
	$13,066	$(1,528)	$251	$11,789
(i)During the years ended December 31, 2024 and 2023, $1,032 and $(1,528), respectively, were recorded to general and administrative expenses on the consolidated statements of net income (loss) and comprehensive income (loss) as a result of adjustments to our expected credit losses. During the year ended December 31, 2024, $11,804 was recorded as a gain on revaluation of loans receivable on the consolidated statements of net income (loss) and comprehensive income (loss) from remeasuring our outstanding loans receivable with Cronos GrowCo as a result of the Cronos GrowCo Transaction.
(ii)The Company obtained control of Cronos GrowCo on July 1, 2024, and, as a result, the loans receivable from Cronos GrowCo are now accounted for as intercompany transactions and eliminated upon consolidation from the business combination date onwards.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

7. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	As of December 31,
	2024	2023
Cost
Land	$6,389	$2,764
Building and leasehold improvements	192,059	168,498
Machinery and equipment	36,741	21,322
Furniture and fixtures	2,687	3,385
Construction in progress	28,710	3,269
Less: accumulated depreciation	(29,798)	(30,707)
Less: accumulated impairment charges	(103,599)	(109,063)
Property, Plant and Equipment, net	$133,189	$59,468
For the years ended December 31, 2024, 2023 and 2022, depreciation expense on property, plant and equipment was $5,506, $3,913 and $8,667, respectively, and was included in cost of sales as well as depreciation and amortization in operating expenses on the consolidated statements of net income (loss) and comprehensive income (loss).
The following table presents details of the property, plant and equipment acquired on July 1, 2024, as a result of the Cronos GrowCo Transaction by major category:

Fair value at date of Cronos GrowCo Transaction
Land	$4,557
Building and leasehold improvements	49,356
Machinery and equipment	21,603
Furniture and fixtures	580
Construction in progress	11,534
Total	$87,630
See Note 2 “Business Combination” for more information regarding the Cronos GrowCo Transaction.
Impairment of Long-lived Assets
During the first quarter of 2024, the Company ceased operations at the Cronos Fermentation Facility and performed an assessment under ASC 360 of the recoverability of the carrying value of the assets of Thanos Holdings Ltd., known as Cronos Fermentation (“Cronos Fermentation”), and determined the carrying value of the assets was not fully recoverable. The fair value was estimated using a combination of the market and income approaches. As a result of this analysis, an impairment loss on long-lived assets of $1,631 was recorded to the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2024.
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

Held-for-sale Assessments
As of December 31, 2024, the Company classified certain assets as held for sale, in accordance with ASC 360, Property, Plant and Equipment. These assets primarily include buildings and machinery and equipment related to production at Cronos Fermentation. The decision to classify these assets as held-for-sale reflects management’s determination to sell the assets. The assets are measured at their fair value less costs to sell of $8,112. See Note 18 “Restructuring” for more information.
8. Goodwill and Intangible Assets, net
(a)Goodwill
Goodwill is comprised of the following items:

	As of December 31, 2024
	Cost	Accumulated impairment charges	Net
Peace Naturals	$976	$—	$976
Cronos GrowCo	62,477	—	62,477
	$63,453	$—	$63,453

	As of December 31, 2023
	Cost	Accumulated impairment charges	Net
Peace Naturals	$1,057	$—	$1,057
	$1,057	$—	$1,057
(b)Intangible assets, net
In the fourth quarter of 2023, the Company determined that it had no current plans to utilize the intellectual property associated with one of its exclusive licenses with Ginkgo and, therefore, recognized $3,366 in impairment charges on the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2023.
In the third quarter of 2024, the Company determined that it was no longer utilizing and had no current plans to utilize the intellectual property associated with its other exclusive licenses with Ginkgo. As a result, the remaining net book value of $14,258 was impaired and recorded to impairment loss on long-lived assets on the consolidated statements of income (loss) and comprehensive income (loss) in the year ended December 31, 2024.
Intangible assets, net are comprised of the following items:

	As of December 31, 2024
	Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	$6,988	$(4,646)	$(72)	$2,270
Health Canada licenses	7,810	(1,673)	(6,137)	—
Ginkgo exclusive licenses	26,139	(5,329)	(20,810)	—
Israeli codes(i)	281	(76)	—	205
Know-how(ii)	7,665	(383)	—	7,282
Total definite-lived intangible assets	48,883	(12,107)	(27,019)	9,757
Lord Jones® brand	64,000	—	(62,500)	1,500
Trademarks	142	—	(142)	—
Total intangible assets	$113,025	$(12,107)	$(89,661)	$11,257

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

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
(ii) Know-how was acquired as part of the Cronos GrowCo Transaction. See Note 2 “Business Combination” for more information. Amortization costs associated with the know-how intangible asset are recorded to cost of sales on the consolidated statements of net income (loss) and comprehensive income (loss).
The estimated future amortization of definite-lived intangible assets is as follows:

As of December 31, 2024
2025	$2,125
2026	1,479
2027	974
2028	800
2029	795
Thereafter	3,584
$9,757
Impairment of Intangible Assets
Accumulated impairment charges on intangible assets, net consist of:

	As of December 31, 2023	Impairment charges	Foreign exchange effect	As of December 31, 2024
Software	$(78)	$—	$6	$(72)
Health Canada licenses	(6,650)	—	513	(6,137)
Ginkgo exclusive licenses	(7,968)	(14,258)	1,416	(20,810)
Lord Jones® brand	(62,500)	—	—	(62,500)
Trademarks	(142)	—	—	(142)
	$(77,338)	$(14,258)	$1,935	$(89,661)

	As of December 31, 2022	Impairment charges	Foreign exchange effect	As of December 31, 2023
Software	$(76)	$—	$(2)	$(78)
Health Canada licenses	(6,498)	—	(152)	(6,650)
Ginkgo exclusive licenses	(4,434)	(3,366)	(168)	(7,968)
Lord Jones® brand	(62,500)	—	—	(62,500)
Trademarks	(142)	—	—	(142)
	$(73,650)	$(3,366)	$(322)	$(77,338)

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

	As of December 31, 2021	Impairment charges	Foreign exchange effect	As of December 31, 2022
Software	$(4)	$(76)	$4	$(76)
Health Canada licenses	(6,910)	—	412	(6,498)
Ginkgo exclusive licenses	(4,752)	—	318	(4,434)
Lord Jones® brand	(62,500)	—	—	(62,500)
Trademarks	(142)	—	—	(142)
	$(74,308)	$(76)	$734	$(73,650)

9. Leases
The Company has entered into leases primarily for the land-use rights, office and research premises and equipment used in the production of cannabis and other related products. The Company’s leases have terms that range from 19 months to six years, excluding land use rights, which generally extend to 15 years. These leases often include options to extend the term of the lease for up to 10 years. When it is reasonably certain that the option will be exercised, the impact of the option is included in the lease term for purposes of determining total future lease payments.
Operating leases greater than one year are included in right-of-use assets and operating lease liabilities. Finance leases are included in property, plant and equipment on the Company’s consolidated balance sheet. The Company’s finance leases were not material for any of the periods presented.

	As of December 31,
	2024	2023	2022
Lease cost
Operating lease cost	$613	$685	$1,107
Short-term lease cost	—	—	—
Total lease cost	$613	$685	$1,107

Supplemental cash flow and other information
Operating cash flows - cash paid for operating lease obligations	$1,137	$1,124	$1,441
Non-cash activity - right-of-use assets obtained in exchange for lease obligations	566	—	—

Weighted-average remaining lease term (years) – operating leases	3.6	3.6	4.3
Weighted-average discount rate – operating leases	7.71%	7.62%	7.39%
For the years ended December 31, 2024, 2023 and 2022, the aggregate depreciation expense on right-of-use assets was $486, $455 and $839, respectively, and was included in general and administrative expenses on the consolidated statements of net income (loss) and comprehensive income (loss).
During the year ended December 31, 2022, the Company recognized an impairment charge of $1,986 related to the right-of-use lease asset associated with the Company’s corporate headquarters in Toronto, Ontario, Canada, for which the Company determined it would seek a sublease.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

The following is a summary of the Company’s future minimum lease payments under operating leases for its premises due in future fiscal years:

As of December 31, 2024
2025	$1,146
2026	382
2027	229
2028	229
2029	96
Thereafter	319
Total lease payments	2,401
Less: imputed interest	(383)
Present value of lease liabilities	$2,018
In addition to the minimum lease payments, the Company is required to pay realty taxes and other occupancy costs in accordance with the terms of the lease agreements.
10. Derivative Liabilities
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
a.The Company granted to Altria, subject to certain qualifications and limitations, upon the occurrence of certain issuances of common shares of the Company executed by the Company (including issuances pursuant to the research and development (“R&D”) partnership with Ginkgo, the right to purchase up to such number of common shares of the Company in order to maintain their ownership percentage of issued and outstanding common shares of the Company immediately preceding any issuance of shares by the Company (“Pre-emptive Rights”), at the same price per common share of the Company at which the common shares are sold in the relevant issuance; provided that if the consideration paid in connection with any such issuance is non-cash, the price per common share of the Company that would have been received had such common shares been issued for cash consideration will be determined by an independent committee (acting reasonably and in good faith); provided further that the price per common share of the Company to be paid by Altria pursuant to its exercise of its Pre-emptive Rights related to the Ginkgo Collaboration Agreement will be C$16.25 per common share. These rights may not be exercised if Altria’s ownership percentage of the issued and outstanding shares of the Company falls below 20%.
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

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
As of December 31, 2024, Altria beneficially held 156,573,537 of the Company’s common shares, an approximate 40.9% ownership interest in the Company (calculated on a non-diluted basis).
Reconciliations of the carrying amounts of the derivative liability are presented below:

	As of December 31, 2023	Loss (gain) on revaluation	Foreign exchange effect	As of December 31, 2024
Pre-emptive Rights	102	(49)	(13)	40
Top-up Rights	—	—	—	—
	$102	$(49)	$(13)	$40

	As of December 31, 2022	Gain on revaluation	Foreign exchange effect	As of December 31, 2023
Pre-emptive Rights	—	100	2	102
Top-up Rights	15	(15)	—	—
	$15	$85	$2	$102
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
The fair values of the derivative liabilities were determined using the Black-Scholes pricing model using the following inputs:

	As of December 31, 2024
	Pre-emptive Rights	Top-up Rights
Share price at valuation date (per share in C$)	$2.89	$2.89
Subscription price (per share in C$)	$16.25	$16.25
Weighted average risk-free interest rate(i)	2.89%	3.01%
Weighted average expected life (in years)(ii)	2.00	0.75
Expected annualized volatility(iii)	49%	48%
Expected dividend yield	—%	—%

	As of December 31, 2023
	Pre-emptive Rights	Top-up Rights
Share price at valuation date (per share in C$)	$2.77	$2.77
Subscription price (per share in C$)	$16.25	$16.25
Weighted average risk-free interest rate(i)	3.99%	4.76%
Weighted average expected life (in years)(ii)	1.75	0.60
Expected annualized volatility(iii)	60%	58%
Expected dividend yield	—%	—%
(i)    The risk-free interest rate was based on Bank of Canada government treasury bills and bonds with a remaining term equal to the expected life of the derivative liabilities. As of December 31, 2024 and December 31, 2023, the risk-free interest rate uses a range of approximately 2.89% to 3.01% and 3.99% to 4.82%, respectively, for the Pre-emptive Rights and Top-up Rights.
(ii)    The expected life represents the period of time, in years, that the derivative liabilities are expected to be outstanding. The expected life of the Pre-emptive Rights and Top-up Rights is determined based on the expected term of the underlying options, warrants, and shares, to which the Pre-emptive Rights and Top-

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

up Rights are linked. As of December 31, 2024 and December 31, 2023, the expected life uses a range of approximately 0.75 years to 2.00 years and 0.50 years to 1.75 years, respectively.
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
The following table summarizes the total share-based compensation associated with the Company’s stock options and RSUs:

	Year ended December 31,
	2024	2023	2022
Stock options	$134	$1,175	$6,778
RSUs	8,566	7,581	7,633
Liability-classified awards(i)	—	—	597
Total share-based compensation	$8,700	$8,756	$15,008
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

The following is a summary of the changes in options:

	Weighted average exercise price (C$)(i)	Number of options	Weighted average remaining contractual term (years)
Balance as of December 31, 2023	$14.50	2,103,201	1.84
Issuance of options	—	—
Cancellation, forfeiture and expiry of options	19.05	(1,385,937)
Balance as of December 31, 2024	$5.63	717,264	3.65
Exercisable as of December 31, 2024	$6.29	554,361	3.23

	Weighted average exercise price (C$)(i)	Number of options	Weighted average remaining contractual term (years)
Balance as of December 31, 2022	$10.57	5,350,600	0.73
Issuance of options	2.96	188,317
Cancellation, forfeiture and expiry of options	7.75	(3,435,716)
Balance as of December 31, 2023	$14.50	2,103,201	1.84
Exercisable as of December 31, 2023	$15.89	1,864,732	1.29
(i)The weighted average exercise price reflects the conversion of foreign currency-denominated stock options translated into C$ using the average foreign exchange rate as of the date of issuance.
For the year ended December 31, 2023, the fair value per option at grant date was C$2.07. There were no options granted in 2024. The fair value of the options issued during 2023 was determined using the Black-Scholes option pricing model, using the following inputs:

2023
Share price at grant date (per share)	C$2.96
Exercise price (per option)	C$2.96
Risk-free interest rate(i)	3.22%
Expected life of options (in years)(i)	7
Expected annualized volatility(i)	73%
Expected dividend yield	—
Weighted average Black-Scholes value at grant date (per option)	C$2.07
Forfeiture rate	—
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
The following table summarizes stock options outstanding:

	Options outstanding as of December 31,
	2024	2023	2022
2020 Omnibus Plan	702,264	702,264	2,788,947
2018 Stock Option Plan	15,000	1,400,937	1,422,069
2015 Stock Option Plan	—	—	1,139,584
Total stock options outstanding	717,264	2,103,201	5,350,600
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

The following is a summary of the changes in RSUs:

	Weighted average grant date fair value (C$)(ii)	Number of RSUs
Balance as of December 31, 2023	$3.77	7,381,541
Granted(i)	2.92	2,987,147
Vested and issued	3.49	(1,726,230)
Cancellation and forfeitures	3.18	(260,245)
Balance as of December 31, 2024	$3.50	8,382,213

	Weighted average grant date fair value (C$)(ii)	Number of RSUs
Balance as of December 31, 2022	$4.63	5,725,470
Granted(i)	2.64	3,292,586
Vested and issued	5.00	(1,041,097)
Cancellation and forfeitures	3.60	(595,418)
Balance as of December 31, 2023	$3.77	7,381,541
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
(d)Deferred share units
On August 10, 2019, the Company established the DSU Plan pursuant to which its non-executive directors receive DSUs for Board services. The DSU Plan is designed to promote a greater alignment of long-term interests between non-executive directors and shareholders. The number of DSUs granted under the DSU Plan (including fractional DSUs) is determined by dividing the amount of remuneration payable by the closing price as reported by the TSX for awards made prior to 2022 and as reported by Nasdaq for awards made in 2022 and subsequent years on the trading day immediately preceding the date of grant. DSUs are payable at the time a non-executive director ceases to hold the office of director for any reason and are settled by a lump-sum cash payment, in accordance with the terms of the DSU Plan, based on the fair value of the DSUs at such time. The fair value of the cash payout is determined by multiplying the number of DSUs vested at the payout date by the closing price as reported by the TSX for awards made prior to 2022 and as reported by Nasdaq for awards made in 2022 and subsequent years on the trading day immediately preceding the payout date. The fair value of the cash payout is determined at each reporting date based on the fair value of the Company’s common shares at the reporting date and is recorded within other liabilities.
The following is a summary of the changes in DSUs:

	Financial liability	Number of DSUs
Balance as of December 31, 2023	$1,092	521,679
Granting and vesting of DSUs	450	193,965
Liabilities settled	(359)	(155,383)
Gain on revaluation	(54)	—
Balance as of December 31, 2024	$1,129	560,261

	Financial liability	Number of DSUs
Balance as of December 31, 2022	$674	265,732
Granting and vesting of DSUs	450	255,947
Loss on revaluation	(32)	—
Balance as of December 31, 2023	$1,092	521,679
(e)Liability-classified awards
During the year ended December 31, 2022, the Compensation Committee conditionally approved the grant to one of the Company’s former executives of share-based compensation awards for a fixed monetary amount, but a variable number of common shares. These awards were liability-classified until the number of common shares was determined prior to year-end 2022. During the years ended December 31, 2024 and 2023, there was no liability-classified award activity.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

12. Commitments and Contingencies
(a)Commitments
R&D commitments
On September 4, 2018, the Company announced an R&D partnership with Ginkgo to develop scalable and consistent production of a variety of certain common and lesser-known cannabinoids. As part of this partnership, Cronos agreed to issue up to 14,674,903 common shares of the Company (aggregate value of approximately $100,000 as of July 17, 2018 assuming all milestones are met, collectively the “Ginkgo Equity Milestones”) in tranches and $22,000 in cash subject to Ginkgo’s achievement of certain milestones and to fund certain R&D expenses, including foundry access fees. During the years ended December 31, 2022 and December 31, 2021, 4,157,888 shares and 2,934,980 shares, respectively, of the Company’s common stock were issued in conjunction with this partnership. No shares were issued for the year ended December 31, 2024 or December 31, 2023.
Other commitments
On February 18, 2019, the Company entered into an agreement with a wholly owned subsidiary of Altria (which agreement was subsequently amended and restated to substitute Altria Pinnacle as a party thereto), to receive strategic advisory and project management services from Altria Pinnacle (the “Services Agreement”). Pursuant to the Services Agreement, the Company will pay Altria Pinnacle a monthly fee equal to the product of 105% and the sum of: (i) all costs directly associated with the services incurred during the monthly period, and (ii) a reasonable and appropriate allocation of indirect costs incurred during the monthly period. The Company will also pay all third-party direct charges incurred during the monthly period in connection with the services, including any reasonable and documented costs, fees and expenses associated with obtaining any consent, license or permit. The Services Agreement will remain in effect until terminated by either party. See Note 17 “Related Party Transactions.”
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
(i)Class action complaints relating to restatement of 2019 interim financial statements
On March 11 and 12, 2020, two alleged shareholders of the Company separately filed two putative class action complaints in the U.S. District Court for the Eastern District of New York against the Company and its Chief Executive Officer and former Chief Financial Officer. The court consolidated the cases, and the consolidated amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5, promulgated thereunder, against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The consolidated amended complaint generally alleges that certain of the Company’s prior public statements about revenue and internal controls were incorrect based on the Company’s disclosures relating to the Audit Committee of the Board of Directors’ review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel. The consolidated amended complaint does not quantify a damage request. The defendants moved to dismiss on February 8, 2021. On November 17, 2023, the court entered an order granting the motion and dismissed the case with prejudice. On December 1, 2023, the shareholder plaintiffs sought reconsideration of the dismissal, requesting that the court instead dismiss the action without prejudice and permit the plaintiffs to seek leave to further amend the complaint. On December 3, 2024, the Court issued an opinion and order granting the plaintiffs’ motion for reconsideration, and on January 10, 2025, the plaintiffs filed a second amended class action complaint.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
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
(ii)Regulatory Settlements
On October 24, 2022, the Company announced regulatory settlements as follows:
SEC Settlement
On October 24, 2022, the SEC issued an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 8(a) of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21(c) of the Exchange Act, Making Findings, and Imposing a Cease-and-Desist Order (the “Settlement Order”) resolving the restatements of the Company’s 2019 and 2021 interim financial statements (the “Restatements”).
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
For the years ended December 31, 2024, 2023, and 2022
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
On January 18, 2024, the Company was notified that the Trade Levies Commissioner of the Israel Ministry of Economy and Industry initiated a public investigation of alleged dumping of medical cannabis imports from Canada into Israel. On July 9, 2024, the Commissioner announced a preliminary determination proposing to impose an anti-dumping duty on Canadian licensed producers. Under the proposal, the Company would have been subject to a proposed duty of 369%. The Commissioner determined not to impose a provisional duty at that time pending the conclusion of the Ministry’s investigation. The Company responded to requests for information from the Ministry. On November 10, 2024, the Trade Levies Commissioner published final findings under which the Company would be subject to a proposed duty of 175%. A provisional duty is not being imposed at this time. The Commissioner’s findings are being evaluated by an ad hoc advisory committee, which is expected to make recommendations to the Ministers of Economy and Finance and the Finance Committee of the Knesset of whether to impose a duty. The Company cannot predict the outcome of the ad hoc committee’s review or the determinations of the Ministers of Economy or Finance, or the Finance Committee of the Knesset. On December 12, 2024, the Minister of Economy announced a conflict of interest and recused himself from the evaluation of whether to impose a duty. As of the date of this filing, no government minister has been substituted for the Minister of Economy.
On July 25, 2024, a group of cannabis cultivators filed an administrative petition in the District Court of Jerusalem, Israel, against the Trade Levies Commissioner and certain Israeli and Canadian businesses. The administrative petition sought a court order requiring the Trade Levies Commissioner to impose a temporary duty on cannabis imported from Canada during the pendency of the investigation until the date on which a final determination is made by the Ministry of Economy whether to impose a duty. On September 9, 2024, the Company filed a motion to join the litigation; the court granted the Company’s motion on September 23, 2024. On February 6, 2025, the court dismissed the administrative petition.
We expect litigation and regulatory proceedings relating to the marketing, distribution, import and sale of our products to increase.
13. Income Taxes
For financial reporting purposes, income (loss) from continuing operations before income taxes includes the following components:

	Year ended December 31,
	2024	2023	2022
Income (loss) before income taxes	$36,586	$(73,669)	$(121,003)
The income (loss) before income taxes above excludes losses from discontinued operations of nil, $4,114 and $13,556 for the years ended December 31, 2024, 2023 and 2022, respectively.
Income tax expense (benefit) consists of the following components:

	Year Ended December 31,
	2024	2023	2022
Current	$(3,170)	$(3,375)	$34,416
Deferred	(266)	145	(241)
Total	$(3,436)	$(3,230)	$34,175
As of December 31, 2024, 2023 and 2022, the Company’s current income taxes payable were $9, $64 and $32,956, respectively, related to current income tax expense. Included in other receivables as of December 31, 2024, 2023 and 2022 is $3,110, $3,374 and $40, respectively, related to current income tax benefits.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

Income tax differs from that computed using the combined Canadian federal and provincial statutory income tax rate of 26.5%. Reconciliation of the expected income tax to the effective tax rate in continuing operations is as follows:

	Year ended December 31,
	2024	2023		2022
Income (loss) before income taxes	$36,586	$(73,669)	$	$(121,003)
Effective income tax rate	26.5%	26.5%		26.5%
Expected income tax expense (benefit)	$9,695	$(19,522)		$(32,066)

Non-taxable income (loss)	(11,138)	1,077		(2,140)
Non-deductible share-based compensation	143	525		1,198
Non-deductible expenses	741	459		836
Non-deductible transaction costs	(14)	351		1,625
Effect of provincial tax rate difference	(66)	(9)		(15)
Effect of tax rates outside of Canada	755	816		1,848
Effect of change in tax rates	11,533	4,601		11,041
Fair value gain (loss) on financial liabilities	(15)	23		(3,726)
Changes in valuation allowance	(19,367)	7,930		(10,466)
Capital gain on financial liabilities	—	106		66,193
Additional taxable income	3,746	—		—
Other	551	413		(153)
Income tax expense (benefit), net	$(3,436)	$(3,230)		$34,175
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

The following table summarizes the significant components of the Company’s deferred tax assets and liabilities:

	As of December 31,
	2024	2023
Deferred tax assets:
Tax loss carryforwards	$96,349	$111,516
Interest expense carryforwards	2,814	2,688
Finance lease obligation	306	519
Plant and equipment	32,130	36,697
Investment	28,778	19,745
Intangible assets	36,428	37,203
Inventory	419	556
Reserve	1,282	2,430
Unrealized foreign exchange	—	275
R&D investment tax credits	1,104	567
Other	3,245	4,271
Total deferred tax assets	202,855	216,467
Less valuation allowance	(200,284)	(216,241)
Net deferred tax assets	2,571	226
Deferred tax liabilities:
Plant and equipment	(1,635)	—
Intangible assets	(1,929)	—
Right-of-use assets	—	(181)
Total deferred tax liabilities	(3,564)	(181)
Net deferred tax asset (liability)	$(993)	$45
The realization of deferred tax assets is dependent on the Company’s generating sufficient taxable income in the years that the temporary differences become deductible. A valuation allowance has been provided for the deferred tax assets that the Company determined did not meet the more-likely-than-not recognition threshold under U.S. GAAP.
As of December 31, 2024 and 2023, the Company’s valuation allowance was $200,284 and $216,241, respectively. The valuation allowance decreased by $15,957 during the year ended December 31, 2024, and increased by $2,042 during the year ended December 31, 2023. The decrease in the valuation allowance during the year ended December 31, 2024 was primarily due to the recognition of a portion of deferred tax assets for which a valuation allowance was recorded in the prior year. The increase in the valuation allowance during the year ended December 31, 2023, was primarily due to an increase in net operating loss carryforwards.
As of December 31, 2024, the Company had net operating losses in Canada, the U.S., and Israel available to offset future years’ taxable income of approximately $197,515, $151,279, $17,049, respectively. As of December 31, 2023, the Company had net operating losses in Canada, the U.S., and Israel available to offset future years’ taxable income of approximately $253,521, $144,219, and $20,794, respectively. The net operating losses in Canada will begin to expire, for purposes of carryforward, in fiscal year 2033. The net operating losses in the U.S. can be carried forward indefinitely for federal purposes. The net operating losses in Israel can be carried forward indefinitely.
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
As of December 31, 2024, the Company has various scientific research and experimental development investment tax credit carryforwards of $4,165 related to Canadian operations, which, if not utilized, will begin to expire in 2040. Investment tax credits are recognized when realization of the tax credits is more likely than not.
The Company files federal income tax returns in Canada, Israel and the U.S. The Company has open tax years with the taxation jurisdictions. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations and tax treaties, as they relate to the amount, timing, or inclusion of revenue and expense. As of December 31, 2024, Cronos Group USA Holdings Company Limited, a former wholly-owned subsidiary of the Company, is under examination with the Canadian Revenue Agency for tax years 2020 and 2021.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

Jurisdiction	Open Years
Canada	2020 - 2024
United States	2021 - 2024
Israel	2021 - 2024
Accounting guidance clarifies the accounting for uncertain tax positions and prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, the authoritative guidance addresses the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. Only tax positions that meet the more-likely-than-not recognition threshold may be recognized. There were no identified unrecognized tax benefits as of December 31, 2024 or December 31, 2023.
As of December 31, 2024 and 2023, deferred income taxes have not been provided for any undistributed earnings from operations outside of Canada. The foreign subsidiaries have accumulated losses and as such the amount of undistributed earnings upon which income taxes have not been provided is immaterial to these consolidated financial statements.

14. Segment Information
Segment reporting is prepared on the same basis that the CODM manages the business, makes operating decisions and assesses the Company’s performance. The CODM is the Company’s Chief Executive Officer. The Company operates as a single segment with the purpose of providing high-quality cannabis products to adult-use, wholesale, and medical market customers globally. The consolidated results are regularly reviewed by the CODM to assess the performance of the Company’s single segment operations and make decisions regarding the allocation of resources. The CODM reviews adjusted earnings (loss) before interest, tax, depreciation and amortization (“Adjusted EBITDA”) as the measure of segment profit or loss to evaluate performance of and allocate resources for its reportable segment. Adjusted EBITDA is defined as earnings before interest, tax, depreciation, and non-cash items and items that do not reflect management’s assessment of ongoing business performance. The CODM believes Adjusted EBITDA provides the most useful insight into underlying business trends and results and provides a more meaningful comparison of period-over-period results. In addition, certain significant expenses are regularly reviewed by the CODM and considered for business decisions and allocation of resources; these significant expenses include: sales and marketing, research and development, general and administrative, depreciation and amortization, and share-based compensation expense, which are presented within operating expenses on the Company’s consolidated statements of net income (loss) and comprehensive income (loss). Furthermore, the CODM regularly reviews total cash and short-term investments to aid in capital allocation decisions.
The tables below set forth consolidated Adjusted EBITDA and significant expenses for our single segment:

	Year ended December 31,
	2024	2023	2022
Adjusted EBITDA	$(34,942)	$(63,746)	$(80,608)

Significant expenses:
Sales and marketing	21,603	22,701	18,046
Research and development	4,229	5,843	13,131
General and administrative	46,514	49,475	67,674
Share-based compensation	8,700	8,756	15,008
Depreciation and amortization	3,701	5,044	5,967
Total significant expenses	84,747	91,819	119,826
Restructuring costs	630	1,524	3,545
Impairment loss on long-lived assets	16,350	3,366	3,493
Total operating expense	$101,727	$96,709	$126,864

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

The following tables set forth a reconciliation of net income (loss) as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated:

(in thousands of U.S. dollars)	For the year ended December 31, 2024
	Continuing Operations	Discontinued Operations	Total
Net income	$40,022	$—	$40,022
Interest income, net	(52,019)	—	(52,019)
Income tax benefit	(3,436)	—	(3,436)
Depreciation and amortization	9,336	—	9,336
EBITDA	(6,097)	—	(6,097)
Share of income from equity method investments	(2,365)	—	(2,365)
Impairment loss on long-lived assets(i)	16,350	—	16,350
Revaluation gain on loan receivable(ii)	(11,804)	—	(11,804)
Gain on revaluation of equity method investment(iii)	(32,469)	—	(32,469)
Gain on revaluation of derivative liabilities(iv)	(49)	—	(49)
Loss on revaluation of financial instruments(v)	6,248	—	6,248
Impairment loss on other investments(vi)	25,650	—	25,650
Foreign currency transaction gain	(57,859)	—	(57,859)
Transaction costs(vii)	701	—	701
Loss on held-for-sale assets(viii)	11,202	—	11,202
Other, net(ix)	350	—	350
Restructuring costs(x)	630	—	630
Share-based compensation(xi)	8,700	—	8,700
Financial statement review costs(xii)	(1)	—	(1)
Inventory step-up recorded to cost of sales(xiv)	5,284	—	5,284
Israel Ministry of Economy and Industry dumping inquiry expense(xv)	587	$—	587
Adjusted EBITDA	$(34,942)	$—	$(34,942)

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

(in thousands of U.S. dollars)	For the year ended December 31, 2023
	Continuing Operations	Discontinued Operations	Total
Net loss	$(70,439)	$(4,114)	$(74,553)
Interest income, net	(51,235)	(10)	(51,245)
Income tax benefit	(3,230)	—	(3,230)
Depreciation and amortization	7,866	244	8,110
EBITDA	(117,038)	(3,880)	(120,918)
Share of income from equity method investments	(1,583)	—	(1,583)
Impairment loss on long-lived assets(i)	3,366	205	3,571
Loss on revaluation of derivative liabilities(iv)	85	—	85
Loss on revaluation of financial instruments(v)	12,042	—	12,042
Impairment loss on other investments(vi)	23,350	—	23,350
Foreign currency transaction loss	7,324	—	7,324
Other, net(ix)	(1,114)	118	(996)
Restructuring costs(x)	1,524	523	2,047
Share-based compensation(xi)	8,756	13	8,769
Financial statement review costs(xii)	919	—	919
Inventory write-down(xiii)	805	839	1,644
Adjusted EBITDA	$(61,564)	$(2,182)	$(63,746)

(in thousands of U.S. dollars)	For the year ended December 31, 2022
	Continuing Operations	Discontinued Operations	Total
Net loss	$(155,178)	$(13,556)	$(168,734)
Interest income, net	(22,514)	(23)	(22,537)
Income tax expense	34,175	—	34,175
Depreciation and amortization	11,924	1,198	13,122
EBITDA	(131,593)	(12,381)	(143,974)
Share of income from equity method investments	(3,114)	—	(3,114)
Impairment loss on long-lived assets(i)	3,493	—	3,493
Gain on revaluation of derivative liabilities(iv)	(14,060)	—	(14,060)
Gain on revaluation of financial instruments(v)	(14,739)	—	(14,739)
Impairment loss on other investments(vi)	61,392	—	61,392
Foreign currency transaction loss	2,286	—	2,286
Other, net(ix)	324	169	493
Restructuring costs(x)	3,545	1,788	5,333
Share-based compensation(xi)	15,008	107	15,115
Financial statement review costs(xii)	7,167	—	7,167
Adjusted EBITDA	$(70,291)	$(10,317)	$(80,608)
(i)For the year ended December 31, 2024, impairment loss on long-lived assets included $14,258 related to the write-down of our Ginkgo exclusive licenses and $1,631 related to the cessation of operations of Cronos Fermentation. For the year ended December 31, 2023, impairment loss on long-lived assets related to certain leased properties associated with the Company’s former U.S. operations and impairment of the Ginkgo Collaboration Agreement’s CBCVA exclusive license. For the year ended December 31, 2022, impairment loss on long-lived assets related to the Company’s decision to seek a sublease for leased office space in Toronto, Ontario, Canada during the first quarter of 2022. See Note 7 “Property, Plant and Equipment, net” and Note 8 “Goodwill and Intangible Assets, net.”
(ii)For the year ended December 31, 2024, a revaluation gain on loan receivable was recognized as a result of the Cronos GrowCo Transaction on July 1, 2024.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

(iii)For the year ended December 31, 2024, a gain on revaluation of equity method investment was recognized as a result of the Cronos GrowCo Transaction on July 1, 2024.
(iv)For the years ended December 31, 2024, 2023 and 2022, the (gain) loss on revaluation of derivative liabilities represented the fair value changes on the derivative liabilities. See Note 10 “Derivative Liabilities.”
(v)For the years ended December 31, 2024, 2023 and 2022, (gain) loss on revaluation of financial instruments related primarily to our unrealized (gain) or loss (as applicable) on our mark-to-market investment in Vitura as well as revaluations of financial liabilities resulting from DSUs granted to directors. See Note 5 “Investments” and Note 11 “Share-based Compensation.”
(vi)For the years ended December 31, 2024, 2023 and 2022, impairment loss on other investments related to the PharmaCann Option for the difference between its fair value and carrying amount. See Note 5 “Investments.”
(vii)For the year ended December 31, 2024, transaction costs represented legal, financial and other advisory fees and expenses incurred in connection with the Cronos GrowCo Transaction. These costs are included in general and administrative expenses on the consolidated statements of net income (loss) and comprehensive income (loss).
(viii)For the year ended December 31, 2024, a loss on held-for-sale assets was recognized as a result of the change in the Company’s sales strategy for the Cronos Fermentation assets to market the assets to a broader buyer pool.
(ix)For the years ended December 31, 2024, 2023 and 2022, other, net primarily related to (gain) loss on disposal of assets.
(x)For the year ended December 31, 2024, restructuring costs from continuing operations related to shutdown costs at the Cronos Fermentation Facility, as well as employee-related severance costs associated with the Realignment, as described in Note 18 “Restructuring.” For the years ended December 31, 2023 and 2022 restructuring costs related to the employee-related severance costs and other restructuring costs associated with the Realignment. See Note 18 “Restructuring.”
(xi)For the years ended December 31, 2024, 2023 and 2022, share-based compensation related to the vesting expenses of share-based compensation awarded to employees under our share-based award plans, as described in Note 11 “Share-based Compensation.”
(xii)For the years ended December 31, 2024, 2023 and 2022, financial statement review costs included costs related to the Restatements, costs related to the Company’s responses to requests for information from various regulatory authorities relating to the Restatements, the costs related to the Settlement Order and Settlement Agreement and legal costs defending shareholder class action complaints brought against the Company as a result of the 2019 restatement as well as related insurance reimbursements.
(xiii)For the year ended December 31, 2023, inventory write-downs from discontinued operations related to product destruction and obsolescence associated with the exit of our U.S. operations as described in Note 3 “Discontinued Operations” and inventory write-downs from continuing operations related to product destruction and obsolescence associated with the planned exit of Cronos Fermentation as described in Note 18 “Restructuring.”
(xiv)For the year ended December 31, 2024, inventory step-up recorded to cost of sales represented the portion of the inventory step-up from the Cronos GrowCo Transaction that was recorded through the consolidated statements of income (loss) and comprehensive income (loss) in both periods.
(xv)For the year ended December 31, 2024, Israel Ministry of Economy and Industry dumping inquiry expense included expenditures relating to the regulatory inquiry about alleged dumping of medical cannabis products in Israel and related litigation and external relations expenses.
The following table presents the Company’s revenue by major product category for our single segment:

	Year ended December 31,
	2024	2023	2022
Cannabis flower	$87,912	$62,070	$63,593
Cannabis extracts	29,168	24,569	22,522
Other	535	602	634
Net revenue	$117,615	$87,241	$86,749
Net revenue attributed to a geographic region based on the location of the customer was as follows:

	Year ended December 31,
	2024	2023	2022
Canada	$82,437	$64,702	$56,233
Israel	28,368	21,134	30,516
Other countries	6,810	1,405	—
Net revenue	$117,615	$87,241	$86,749
The table below sets forth total cash and cash equivalents and short-term investments for our single segment:

	As of December 31,
	2024	2023
Total cash and cash equivalents and short-term investments	$858,805	$861,528

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

Property, plant and equipment, net were physically located in the following geographic regions:

	As of December 31,
	2024	2023
Canada	$117,329	$41,513
Israel	15,860	17,985
Total	$133,189	$59,498
Intangibles, net were physically located in the following geographic regions:

	As of December 31,
	2024	2023
Canada	$10,887	$20,531
Israel	370	547
Total	$11,257	$21,078
For additions to our property, plant and equipment, net and intangibles, net in the years ended December 31, 2024, 2023 and 2022, please see the consolidated statements of cash flows.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

15. Income (Loss) per Share
Basic and diluted earnings (loss) per share from continued and discontinued operations are calculated as follows:

	Year ended December 31,
	2024	2023	2022
Basic income (loss) per share computation
Net income (loss) from continuing operations attributable to the shareholders of Cronos Group	$41,080	$(69,849)	$(155,178)
Weighted-average number of common shares outstanding for computation for basic income (loss) per share	382,058,056	380,964,739	376,961,797
Basic income (loss) from continuing operations per share	$0.11	$(0.18)	$(0.41)

Loss from discontinued operations attributable to the shareholders of Cronos Group	$—	$(4,114)	$(13,556)
Weighted-average number of common shares outstanding for computation of basic loss from discontinued operations per share	382,058,056	380,964,739	376,961,797
Basic loss from discontinued operations per share	$—	$(0.01)	$(0.04)

Diluted income (loss) per share computation
Net income (loss) from continuing operations attributable to the shareholders of Cronos Group	$41,080	$(69,849)	$(155,178)

Weighted-average number of common shares outstanding used in the computation of basic income (loss) per share	382,058,056	380,964,739	376,961,797
Dilutive effect of RSUs	3,243,564	—	—
Dilutive effect of Top-up Rights – market price	255,382	—	—
Weighted-average number of common shares for computation of diluted income (loss) from continuing operations per share(i)	385,557,002	380,964,739	376,961,797
Diluted income (loss) from continuing operations per share	$0.11	$(0.18)	$(0.41)

Loss from discontinued operations attributable to the shareholders of Cronos Group	$—	$(4,114)	$(13,556)
Weighted-average number of common shares for computation of diluted loss from discontinued operations per share	382,058,056	380,964,739	376,961,797
Diluted loss from discontinued operations per share	$0.00	$(0.01)	$(0.04)
(i)In computing diluted earnings per share, incremental common shares are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive.
Total securities of 17,070,836, 25,426,119 and 112,612,579 were not included in the computation of diluted shares outstanding for the years ended December 31, 2024, 2023 and 2022, respectively, because the effect would be anti-dilutive.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

16. Financial Instruments
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
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$858,805	$—	$—	$858,805
Other investments(i)	2,813	—	—	2,813
Derivative liabilities	—	—	40	40

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$669,291	$—	$—	$669,291
Short-term investments	192,237	—	—	192,237
Other investments(i)	9,601	—	—	9,601
Derivative liabilities	—	—	102	102
(i)As of December 31, 2024 and December 31, 2023, the Company’s influence on Vitura is deemed non-significant and the investment is considered an equity security with a readily determinable fair value. See Note 5 “Investments” for additional information.
There were no transfers between fair value categories during the periods presented.
The following tables present information about the Company’s assets that are measured at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Other investments(i)	—	—	—	—

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Other investments(i)	—	—	25,650	25,650
(i)Other investments measured at fair value on a non-recurring basis relate to our investment in PharmaCann. See Note 5 “Investments”.
There were no transfers between fair value categories during the periods presented.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

(b)Financial risks
The Company’s activities expose it to a variety of financial risks, including credit risk, liquidity risk, market risk, interest rate risk, and foreign currency rate risk.
Credit risk
Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk from its operating activities, primarily accounts receivable and other receivables, and its investing activities, including cash held with banks and financial institutions, short term investments, loans receivable, and advances to joint ventures. The Company’s maximum exposure to this risk is equal to the carrying amount of these financial assets, which amounted to $904,101 and $966,442 as of December 31, 2024 and December 31, 2023, respectively.
(i)Accounts receivable
The Company had accounts receivable of $15,462 and $13,984 as of December 31, 2024 and December 31, 2023, respectively. An impairment analysis is performed at each reporting date using a provision matrix to measure expected credit losses. The provision rates are based on the days past due for groupings of various customer segments with similar loss patterns. The calculation reflects the probability-weighted outcome, the time value of money and reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Accounts receivable are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, amongst others, the failure of a debtor to engage in a repayment plan, and a failure to make contractual payments for a period of greater than 120 days past due. As of December 31, 2024 and 2023, the Company had $7 and $3, respectively, in expected credit losses on receivables from contracts with customers.
The Company considers a major customer to be one with an accounts receivable balance of at least 10% of the consolidated total. As of December 31, 2024, the Company has assessed that there is a concentration risk of customers because 27% of accounts receivable was due from one customer. As of December 31, 2023, the Company has assessed that there is a concentration risk of customers because 37% of accounts receivable was due from one customer.
The Company sells products through a limited number of major customers. Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s revenues. During the year ended December 31, 2024, the Company earned a total net revenue before excise taxes of $78,627 from two major customers, together accounting for 49% of the Company’s total net revenue before excise taxes. During the year ended December 31, 2023, the Company earned a total net revenue before excise taxes of $79,503 from three major customers, together accounting for 66% of the Company’s total net revenue before excise taxes. During the year ended December 31, 2022, the Company earned a total net revenue before excise taxes of $63,509 from three major customers, accounting for 55% of the Company’s total net revenues before excise taxes.
(ii) Cash and cash equivalents, short-term investments, and other receivables
The Company held cash and cash equivalents of $858,805 and $669,291 as of December 31, 2024 and December 31, 2023, respectively. The short-term investments and related interest receivable of $0 and $192,237 as of December 31, 2024 and December 31, 2023, respectively, represent short-term investments with a maturity of less than a year and accrued interest. The cash and cash equivalents and short-term investments, including guaranteed investment certificates and bankers’ acceptances, are held with central banks and financial institutions that are highly rated. In addition to interest receivable, other receivables include sales taxes receivable from the government. As such, the Company has assessed an insignificant loss allowance on these financial instruments.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

Liquidity risk
Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due and arises principally from the Company’s accounts payable. The Company had trade accounts payable of $4,563 and $8,887 as of December 31, 2024 and December 31, 2023, respectively, included in accounts payable on the consolidated balance sheet. The Company’s policy is to review liquidity resources and ensure that sufficient funds are available to meet financial obligations as they become due. Further, the Company’s management is responsible for ensuring funds exist and are readily accessible to support business opportunities as they arise.
The Company considers a major vendor to be one with a trade accounts payable balance of at least 10% of the consolidated total. As of December 31, 2024, the Company has assessed that there is a concentration risk of vendors because 10% of accounts payable was due to one vendor. As of December 31, 2023, the Company has assessed that there is a concentration risk of vendors because 26% of accounts payable was due to one vendor.
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
Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those that possess a short term to maturity. A 10% change in the interest rate in effect on December 31, 2024 would not have a material effect on the fair value of our cash equivalents and short-term investments as the majority of the portfolio had a maturity date of three months or less. A 10% change in the interest rate in effect for 2024 would have an effect of $5.2 million on interest income, net earned on our cash equivalents and short-term investments. A 10% change in the interest rate in effect on December 31, 2023, would not have a material effect on fair value of the cash equivalents and short-term investments as the majority of the portfolio had a maturity date of three months or less. During the years ended December 31, 2024 and December 31, 2023, the Company had net interest income of $52,019 and $51,235, respectively.
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
As of December 31, 2024 and December 31, 2023, the Company had foreign currency gain (loss) on translation of $(86,321) and $21,539, respectively. A 10% change in the exchange rates for the foreign currencies would affect the carrying amounts of net assets by approximately $40,125 and $97,678 as of December 31, 2024 and December 31, 2023, respectively.

17. Related Party Transactions
(a)Altria
On March 8, 2019, in connection with the Altria Investment, Altria, through certain of its wholly owned subsidiaries, purchased a 45% equity interest in the Company. As of December 31, 2024, Altria beneficially held an approximately 40.9% ownership interest in the Company (calculated on a non-diluted basis).
There were no amounts payable related to the consulting services with Altria Pinnacle as of December 31, 2024 and 2023.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

Refer to Note 10 “Derivative Liabilities” for further information on the derivative liabilities related to the Altria Investment.
(b)Cronos GrowCo
The Company holds both ownership of 50% of Cronos GrowCo’s common shares and senior secured debt in Cronos GrowCo and these were historically accounted for as related party transactions. Effective July 1, 2024, the Company obtained majority control of the board of directors of Cronos GrowCo, which is now accounted for as an intercompany relationship and all intercompany activity is eliminated upon consolidation. For more information on the GrowCo Transaction, See Note 2“Business Combination” for further information regarding the Cronos GrowCo Transaction.
The Company made the following purchases of cannabis products from Cronos GrowCo:

	Year ended December 31,
	2024(i)	2023	2022
Cronos GrowCo – purchases	$16,952	$21,335	$18,144
(i)2024 activity presented above represents purchases from Cronos GrowCo for the first six months of the year.
The Company’s outstanding payable balance to Cronos GrowCo was $2,267 as of December 31, 2023.
During the third quarter of 2023, the Company, as supplier, entered into a cannabis germplasm supply agreement with Cronos GrowCo as buyer. During 2023, the Company received proceeds of $1,114 in relation to this agreement.
Also, during 2023, the Company sold certain held for sale assets with carrying value of $332 and certain other previously expensed assets with a zero net book value to Cronos GrowCo for total proceeds of $761 and recognized a $436 gain in other, net in the consolidated statements of net income (loss) and comprehensive income (loss).
Additionally, on August 23, 2019, the Company, as lender, and Cronos GrowCo, as borrower, entered into the GrowCo Credit Facility. See Note 6 “Loans Receivable, net” for further information regarding the GrowCo Credit Facility.
(c)Vendor Agreement
In November 2022, the Company entered into an agreement with an external vendor whereby the vendor would provide certain manufacturing services to the Company. The vendor then subcontracted out a portion of those services to another vendor whose chief executive officer is an immediate family member of an executive of the Company. The Company purchased $0 and $2,310 of products and services under this subcontracted agreement for the years ended December 31, 2024 and December 31, 2023, respectively. The company had $0 in outstanding accounts payables related to the subcontracted agreement as of December 31, 2024 and $28 in outstanding accounts payable related to the subcontracted agreement as of December 31, 2023.
In November 2023, the Company negotiated a direct contract with the related-party vendor. During the years ended 2024 and 2023, the Company purchased $1,746 and $42 of products and services directly from the related-party vendor and had $149 and $11 in outstanding accounts payable to the vendor as of December 31, 2024 and 2023, respectively.
(d)Consulting Agreement
In connection with the Cronos GrowCo Transaction, Cronos GrowCo entered into a consulting services agreement with a consulting firm managed by a member of the group of investors holding the remaining 50% ownership of Cronos GrowCo, pursuant to which the consulting firm provides management services to Cronos GrowCo. During the year ended December, 31 2024, the Company incurred $434 of expense under this agreement. As of December 31, 2024, the Company had no outstanding payables related to this agreement.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
(In thousands of U.S. dollars, except for share amounts)

18. Restructuring
In the first quarter of 2022, the Company initiated a strategic plan to realign the business around its brands, centralize functions and evaluate the Company’s supply chain (the “Realignment”). As part of the Realignment, on February 28, 2022, the Board approved plans to leverage the Company’s strategic partnerships to improve supply chain efficiencies and reduce manufacturing overhead by exiting its production facility in Stayner, Ontario, Canada (the “Peace Naturals Campus”). On February 27, 2023, the Board approved revisions to the Realignment, under which the Company is maintaining select components of its operations at the Peace Naturals Campus, namely distribution warehousing, certain research and development activities and manufacturing of certain of the Company’s products. In the third quarter of 2023, the Board approved revisions to the Realignment to wind-down operations at Cronos Fermentation, list the Cronos Fermentation Facility for sale, and implement additional organization-wide cost reductions as the Company continues its Realignment initiatives. The Realignment initiatives were intended to position the Company to drive profitable and sustainable growth over time.
On November 26, 2023, the Company entered into an agreement with Future Farmco Canada Inc. for the sale and leaseback of the Peace Naturals Campus. This agreement was subsequently terminated pursuant to its terms during the second quarter of 2024. The Company plans to continue and expand operations at the Peace Naturals Campus.
During the first quarter of 2024, the Company ceased operations at the Cronos Fermentation Facility, performed an assessment under ASC 360 of the recoverability of the carrying value of the Cronos Fermentation assets, and determined the carrying value of the assets was not fully recoverable. The fair value was estimated using a combination of the market and income approaches. As a result of this analysis, an impairment loss on long-lived assets of $1,631 was recorded to the consolidated statements of net income (loss) and comprehensive income (loss) in the year ended December 31, 2024. In addition, the Cronos Fermentation assets were classified as held-for-sale in the first quarter of 2024 at a fair value less costs to sell of $19,398 and continue to be classified as held-for-sale as of December 31, 2024. During the third quarter of 2024, the Company adjusted its sales strategy for the Cronos Fermentation assets to market the assets to a broader buyer pool, which resulted in the recognition of a loss on held-for-sale assets of $10,422 on the consolidated statements of net income (loss) and comprehensive income (loss) in year ended December 31, 2024. During the fourth quarter of 2024, the Company recorded an additional loss on these held-for-sale assets of $345.
During the year ended December 31, 2024, the Company incurred $630 of restructuring costs in its continuing operations in connection with the Realignment. During the year ended December 31, 2023, the Company recognized $1,524 of restructuring costs in continuing operations in connection with the Realignment. Charges related thereto include employee-related costs such as severance, relocation and other termination benefits, as well as contract termination and other related costs. During the year ended December 31, 2023, as a result of the decision to wind down operations at Cronos Fermentation, the Company recognized an inventory write-down of $805 related to certain obsolete raw materials. Restructuring costs and inventory write-downs incurred in the Company’s discontinued operations during the years ended December 31, 2024 and 2023 is presented in Note 3 “Discontinued Operations”.
The following table summarizes the Company’s restructuring activity for the years ended December 31, 2024 and 2023:

	As of December 31, 2023	Expenses	Payments/Write-offs	As of December 31, 2024
Employee Termination Benefits	$150	$62	$(212)	$—
Other Restructuring Costs	—	568	(568)	—
Total	$150	$630	$(780)	$—

	As of December 31, 2022	Expenses	Payments/Write-offs	As of December 31, 2023
Employee Termination Benefits	$403	$1,371	$(1,624)	$150
Other Restructuring Costs	21	153	(174)	—
Total	$424	$1,524	$(1,798)	$150

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
(a)Evaluation of Disclosure Controls and Procedures.
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2024. Based on that evaluation, management has concluded that, as of December 31, 2024, the disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b)Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management’s evaluation of internal control over financial reporting excluded the internal control activities of Cronos GrowCo. As discussed in Note 2 “Business Combination” to the consolidated financial statements, on July 1, 2024, the Company obtained majority control of the board of directors of Cronos GrowCo, which qualified as a business combination under ASC 805. We have included the financial results of Cronos GrowCo in the consolidated financial statements from July 1, 2024. Total assets and net revenue subject to Cronos GrowCo’s internal control over financial reporting represented approximately 16 percent of consolidated total assets and 5 percent of consolidated net revenue, respectively, for the fiscal year ended December 31, 2024.
Our independent registered public accounting firm, Davidson & Company LLP, who audited the consolidated financial statements for our fiscal year ended December 31, 2024 included in this Annual Report, issued an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.
(c)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the fourth quarter of the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
Rule 10b5-1 Trading Plans
Securities Trading Plans of Directors and Executive Officers
During the year ended December 31, 2024, no directors or executive officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
Certain of our officers or directors have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than as noted below, the information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024.

Insider Trading Arrangements and Policies

The Company is committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, the Company has adopted its Insider Trading Policy governing the purchase, sale, and/or other dispositions of its securities by the Company, its directors, officers, employees and consultants, secondees, interns and third-party service providers who are in a position to potentially be in possession of material undisclosed information in the course of services provided to the Company. The Company believes the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to the Company. A copy of the Insider Trading Policy, is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024.

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

3.1	Certificate of Continuance and Articles of Cronos Group Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed August 8, 2024).
4.1	Form of Cronos Group Inc. Common Share certificate (incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).
4.2	Description of Capital Stock of Cronos Group Inc. (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K of Cronos Group Inc., filed March 1, 2022).
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

10.11†	Form of Director and Officer Indemnity Agreement (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).
10.12†	Cronos Group Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed August 6, 2020).
10.13†
Form of Restricted Share Unit Award Agreement to Cronos Group Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed August 6, 2020).

10.14†
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

10.16†
Letter Agreement, dated as of August 23, 2024, by and among Cronos USA Client Services LLC, Cronos Group Inc., and Anna Shlimak (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed on November 12, 2024).

10.17†
Amended and Restated Employment Agreement, dated as of March 21, 2022, between Cronos USA Client Services LLC, Cronos Group Inc. and Michael Gorenstein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cronos Group Inc., filed on March 21, 2022).

10.18†
Executive Employment Agreement, dated as of August 16, 2020, among Cronos Israel G.S. Cultivation Ltd., Cronos Group Inc. and Ran Gorelik (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed on May 10, 2022).

10.19†
Executive Employment Agreement, dated as of June 21, 2019, by and among Cronos Group Inc., Hortican Inc. and Jeffrey Jacobson (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed on May 9, 2023)

10.20†
Letter Agreement by and among Jeffrey Jacobson and Hortican Inc., dated November 7, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed on November 7, 2022).

10.21†
Amended and Restated Executive Employment Agreement, dated as of February 28, 2024, by and among Cronos USA Client Services LLC, Jeffrey Jacobson, Hortican Inc. and Cronos Group Inc. (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Cronos Group Inc., filed on February 29, 2024).

10.22†*	Letter Agreement by and among Cronos USA Client Services LLC, Jeffrey Jacobson, Hortican Inc. and Cronos Group Inc., dated November 8, 2024.
10.23†
James Holm Employment Agreement, dated November 14, 2022, among Cronos USA, the Company and Mr. Holm (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cronos Group Inc., filed on November 14, 2022).

10.24	Altria’s notice of abandonment, dated December 16, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Cronos Group Inc., filed on December 19, 2022).
10.25†
Letter Agreement by and between Anna Shlimak and Cronos USA Client Services LLC, dated February 21, 2023 (incorporate by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Cronos Group Inc., filed on February 28, 2023).

10.26***
Voting Agreement, dated as of April 25, 2024, by and between Cronos Group Inc. and Altria Group, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cronos Group Inc., filed April 25, 2024).

10.27***
Amended and Restated Credit Agreement, dated as of June 20, 2024, by and among Cronos Growing Company Inc., as Borrower, the Lenders from time to time parties thereto and Peace Naturals Project Inc., as Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cronos Group Inc., filed on June 25, 2024).

10.28***
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

19.1*	Cronos Group Insider Trading Policy.

21.1*	List of Subsidiaries of Cronos Group Inc.
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of Davidson & Company LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page hereto).
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

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Cronos Group Restatement Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K of Cronos Group Inc., filed on February 29, 2024.)
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Michael Gorenstein	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2025
Michael Gorenstein
/s/ James Holm	Chief Financial Officer (Principal Financial Officer)	February 27, 2025
James Holm
/s/ Jimmy McGinness	Vice President, Controller (Principal Accounting Officer)	February 27, 2025
Jimmy McGinness
/s/ Murray Garnick	Director	February 27, 2025
Murray Garnick
/s/ Kamran Khan	Director	February 27, 2025
Kamran Khan
/s/ James Rudyk	Director	February 27, 2025
James Rudyk
/s/ Dominik Meier	Director	February 27, 2025
Dominik Meier
/s/ Jason Adler	Director	February 27, 2025
Jason Adler
/s/ Elizabeth Seegar	Director	February 27, 2025
Elizabeth Seegar