Form 10-Q
period 2025-03-31
Cronos Group Inc.
filed 2025-05-08
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
or
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

As of May 5, 2025, there were 385,419,021 common shares of the registrant issued and outstanding.

Unless otherwise noted or the context indicates otherwise, references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to the “Company,” “Cronos Group,” “we,” “us” and “our” refer to Cronos Group Inc., its direct and indirect wholly owned subsidiaries and, if applicable, its joint ventures and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; the term “U.S. hemp” has the meaning given to the term “hemp” in the United States (“U.S.”). Agricultural Improvement Act of 2018 (the “2018 Farm Bill”), including hemp-derived cannabidiol (“CBD”); and the term “U.S. Schedule I cannabis” means cannabis excluding U.S. hemp.
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

(Exchange rates are shown as C$ per $)	As of
	March 31, 2025	March 31, 2024	December 31, 2024
Spot rate	1.4393	1.3532	1.4351
Year-to-date average rate	1.4356	1.3479	N/A

(Exchange rates are shown as ILS per $)	As of
	March 31, 2025	March 31, 2024	December 31, 2024
Spot rate	3.7191	3.6887	3.6526
Year-to-date average rate	3.6145	3.6617	N/A
All summaries of agreements described herein are qualified by the full text of such agreements (certain of which have been filed as exhibits with the U.S. Securities and Exchange Commission).

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Cronos Group Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	As of March 31, 2025	As of December 31, 2024
Assets
Current assets
Cash and cash equivalents	$797,819	$858,805
Short-term investments	40,000	—
Accounts receivable, net	18,714	15,462
Interest receivable	4,952	8,690
Other receivables	7,354	5,000
Current portion of loans receivable, net	737	618
Inventory, net	34,603	33,149
Prepaids and other current assets	6,313	6,277
Held-for-sale assets	8,089	8,112
Total current assets	918,581	936,113
Other investments	2,755	2,813
Non-current portion of loans receivable, net	15,587	15,526
Property, plant and equipment, net	139,185	133,189
Right-of-use assets	1,320	1,390
Goodwill	63,268	63,453
Intangible assets, net	10,625	11,257
Deferred tax assets	2,506	2,571
Total assets	$1,153,827	$1,166,312
Liabilities
Current liabilities
Accounts payable	$9,499	$16,973
Income taxes payable	12	9
Accrued liabilities	22,547	31,653
Current portion of lease obligation	977	1,025
Derivative liabilities	13	40
Total current liabilities	33,048	49,700
Non-current portion due to non-controlling interests	611	1,073
Non-current portion of lease obligation	840	993
Deferred tax liabilities	4,563	3,564
Total liabilities	39,062	55,330
Shareholders’ equity
Share capital and additional paid-in capital (no par value; authorized for issue as of March 31, 2025 and December 31, 2024: unlimited; shares outstanding as of March 31, 2025 and December 31, 2024: 385,406,395 and 382,530,780, respectively)	669,036	669,879
Retained earnings	463,816	457,709
Accumulated other comprehensive loss	(66,449)	(63,525)
Total equity attributable to shareholders of Cronos Group	1,066,403	1,064,063
Non-controlling interests	48,362	46,919
Total shareholders’ equity	1,114,765	1,110,982
Total liabilities and shareholders’ equity	$1,153,827	$1,166,312
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)
(In thousands of U.S. dollars, except share and per share amounts, unaudited)	Table of Contents

	Three months ended March 31,
	2025	2024
Net revenue, before excise taxes	$41,898	$35,367
Excise taxes	(9,636)	(10,079)
Net revenue	32,262	25,288
Cost of sales	18,528	20,805
Gross profit	13,734	4,483
Operating expenses
Sales and marketing	4,565	5,332
Research and development	793	997
General and administrative	9,309	8,907
Restructuring costs	555	83
Share-based compensation	2,088	2,015
Depreciation and amortization	496	1,123
Impairment loss on long-lived assets	—	1,974
Total operating expenses	17,806	20,431
Operating loss	(4,072)	(15,948)
Other income
Interest income, net	9,665	14,245
Share of income from equity method investments	—	1,448
Gain (loss) on revaluation of financial instruments	49	(2,642)
Impairment loss on other investments	—	(12,734)
Foreign currency transaction gain	1,583	13,259
Other, net	43	(670)
Total other income	11,340	12,906
Income (loss) before income taxes	7,268	(3,042)
Income tax benefit	(455)	(558)
Net income (loss)	7,723	(2,484)
Net income (loss) attributable to non-controlling interest	1,601	(243)
Net income (loss) attributable to Cronos Group	$6,122	$(2,241)

Comprehensive income (loss)
Net income (loss)	$7,723	$(2,484)
Other comprehensive income (loss)
Foreign exchange loss on translation	(3,082)	(22,361)
Comprehensive income (loss)	4,641	(24,845)
Comprehensive income (loss) attributable to non-controlling interests	1,443	(133)
Comprehensive income (loss) attributable to Cronos Group	$3,198	$(24,712)

Net income (loss) per share
Basic net income (loss) per share attributable to Cronos Group	$0.02	$(0.01)
Diluted net income (loss) per share attributable to Cronos Group	$0.02	$(0.01)
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity
For the three months ended March 31, 2025 and 2024
(In thousands of U.S. dollars, except share amounts, unaudited)

	Number of shares	Share capital and additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of December 31, 2024	382,530,780	$669,879	$457,709	$(63,525)	$46,919	$1,110,982
Activities relating to share-based compensation	2,875,615	(843)	(15)	—	—	(858)
Net income (loss)	—	—	6,122	—	1,601	7,723
Foreign exchange loss on translation	—	—	—	(2,924)	(158)	(3,082)
Balance as of March 31, 2025	385,406,395	$669,036	$463,816	$(66,449)	$48,362	$1,114,765

	Number of shares	Share capital and additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of December 31, 2023	381,298,853	$662,174	$416,719	$20,678	$(3,447)	$1,096,124
Activities relating to share-based compensation	712,325	1,499	—	—	—	1,499
Net income (loss)	—	—	(2,241)	—	(243)	(2,484)
Foreign exchange gain (loss) on translation	—	—	—	(22,471)	110	(22,361)
Balance as of March 31, 2024	382,011,178	$663,673	$414,478	$(1,793)	$(3,580)	$1,072,778
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	Three months ended March 31,
	2025	2024
Operating activities
Net income (loss)	$7,723	$(2,484)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	2,088	2,015
Depreciation and amortization	2,840	1,731
Impairment loss on long-lived assets	—	1,974
Impairment loss on other investments	—	12,734
Loss from investments	68	894
Changes in expected credit losses on long-term financial assets	9	(191)
Inventory step-up recorded to cost of sales	517	—
Foreign currency transaction gain	(1,583)	(13,259)
Other non-cash operating activities, net	779	1,084
Changes in operating assets and liabilities:
Accounts receivable, net	(3,409)	(1,654)
Interest receivable	3,453	4,251
Other receivables	(2,379)	289
Prepaids and other current assets	(60)	(985)
Inventory, net	(1,631)	(777)
Accounts payable	(1,637)	(2,775)
Income taxes payable	4	11
Accrued liabilities	(8,878)	(5,062)
Net cash used in operating activities	(2,096)	(2,204)
Investing activities
Proceeds from short-term investments	—	188,872
Purchase of short-term investments	(40,000)	—
Proceeds from repayment on loans receivable	—	2,678
Purchase of property, plant and equipment, net of disposals	(15,258)	(1,724)
Purchase of intangible assets, net of disposals	(98)	(270)
Net cash provided by (used in) investing activities	(55,356)	189,556
Financing activities
Withholding taxes paid on share-based awards	(2,930)	(645)
Net cash used in financing activities	(2,930)	(645)
Effect of foreign currency translation on cash and cash equivalents	(604)	(884)
Net change in cash and cash equivalents	(60,986)	185,823
Cash and cash equivalents, beginning of period	858,805	669,291
Cash and cash equivalents, end of period	$797,819	$855,114
Supplemental cash flow information
Interest paid	$—	$—
Interest received	$13,052	$14,641
Income taxes paid	$50	$579
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
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
(b)Basis of presentation
These condensed consolidated interim financial statements of Cronos are unaudited. They have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and with applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for any other reporting period.
These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”).
Certain prior period amounts have been reclassified to conform to the current period presentation of our condensed consolidated interim financial statements. These reclassifications had no effect on the reported results of operations and ending shareholders’ equity.
(c)Segment information
Segment reporting is prepared on the same basis that the Company’s chief operating decision maker (the “CODM”) manages the business, makes operating decisions and assesses the Company’s performance. The Company has determined that it has one operating segment and therefore one reportable segment, which is comprised of operations in Canada and Israel and is involved in the cultivation, manufacture, and marketing of cannabis and cannabis-derived products for the medical and adult-use markets.
(d)Revenue recognition
The following tables present the Company’s revenue by major product category:

	Three months ended March 31,
	2025	2024
Cannabis flower	$23,344	$17,525
Cannabis extracts	8,608	7,727
Other	310	36
Net revenue	$32,262	$25,288
Net revenue attributed to a geographic region based on the location of the customer were as follows:

	Three months ended March 31,
	2025	2024
Canada	$20,130	$18,871
Israel	9,229	6,417
Other countries	2,903	—
Net revenue	$32,262	$25,288

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(e)Short-term Investments
Short-term investments are classified as held-to-maturity and recorded at cost. Interest earned on short-term investments is recorded in other receivables on the consolidated balance sheets and interest income, net on the condensed consolidated statements of net income (loss) and comprehensive income (loss). Cash inflows and outflows related to the purchase and maturity of short-term investments are classified as investing activities in the Company’s consolidated statements of cash flows.
(f)Concentration of risk
Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk from its operating activities, primarily accounts receivable and other receivables, and its investing activities, including cash held with banks and financial institutions, short-term investments and loans receivable. The Company’s maximum exposure to this risk is equal to the carrying amount of these financial assets, which amounted to $885,163 and $904,101 as of March 31, 2025 and December 31, 2024, respectively.
An impairment analysis is performed at each reporting date using a provision matrix to measure expected credit losses. The provision rates are based on the days past due for groupings of various customer segments with similar loss patterns. The calculation reflects the probability-weighted outcome, the time value of money and reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Accounts receivable are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, amongst others, the failure of a debtor to engage in a repayment plan, and a failure to make contractual payments for a period of greater than 120 days past due. As of March 31, 2025 and December 31, 2024, the Company had $33 and $7, respectively, in expected credit losses that have been recognized on receivables from contracts with customers.
As of March 31, 2025, the Company assessed that there is a concentration of credit risk, as 20% of the Company’s accounts receivable were due from one customer with an established credit history with the Company. As of December 31, 2024, 27% of the Company’s accounts receivable were due from one customer with an established credit history with the Company.
The Company sells products to a limited number of major customers. Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s net revenue before excise taxes. During the three months ended March 31, 2025, the Company earned a total net revenue before excise taxes of $17,751 from two major customers, together accounting for 42% of the Company’s total net revenue before excise taxes. During the three months ended March 31, 2024, the Company earned a total net revenue before excise taxes of $21,866 from three major customers, together accounting for 62% of the Company’s total net revenue before excise taxes.
(g)New accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the existing income tax disclosures to provide additional information to better assess how an entity’s operations, related tax risks and tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, and we expect to adopt ASU 2023-09 prospectively. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.
In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2024-03”). ASU 2024-03 adds an obligation under ASC 220-40 to require a footnote disclosure about specific expenses by requiring public business entities to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. ASU 2024-03 does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and applicable entities are required to adopt ASU 2024-03 prospectively; however, companies are permitted to apply the amendments in ASU 2024-03 retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements. In January 2025, the effective date was further clarified with the issuance of ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). No guidance was changed with ASU 2025-01, but the issuance simply ensures that all public business entities have a clear and consistent timeline for implementing the enhanced expense disaggregation disclosures.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
2. Business Combination
Cronos Growing Company Inc. (“Cronos GrowCo”) was formed under the Canada Business Corporations Act on June 14, 2018, with the objective of cultivating and commercializing cannabis and cannabis products. Cronos GrowCo is licensed to sell certain cannabis products to other license holders in the wholesale channel, as well as to provincial cannabis control authorities. Cronos GrowCo holds Global GAP and ICANN GAP certifications (equivalent to IMC-GAP) for the export of dried flower to Israel.
In the third quarter of 2024, the Company obtained majority control of the board of directors of Cronos GrowCo, which qualified as a business combination under ASC 805 Accounting for Business Combinations (the “Cronos GrowCo Transaction”). Prior to the Cronos GrowCo Transaction, the Company’s investment in Cronos GrowCo consisted of an investment accounted for under the equity method and loans receivable from Cronos GrowCo. In connection with the Cronos GrowCo Transaction, the Company provided an approximately $51,000 secured non-revolving credit facility to Cronos GrowCo to fund the expansion of Cronos GrowCo’s cultivation and processing facilities (such area, the “Phase 2 Expansion Area”) and entered into a new supply agreement with Cronos GrowCo (the “Cronos GrowCo Supply Agreement”). Pursuant to the Cronos GrowCo Supply Agreement, prior to the commencement of sales from the Phase 2 Expansion Area, the Company and its controlled affiliates (other than Cronos GrowCo) have the right, but not the obligation, to purchase an aggregate total quantity of 80% of Cronos GrowCo’s production. Thereafter, the Company and its controlled affiliates (other than Cronos GrowCo) will have the right, but not the obligation, to purchase 70% of Cronos GrowCo’s forecasted production capacity over a given period and 70% of Cronos GrowCo’s actual production in a given month. Cronos GrowCo’s production is intended to support the majority of the Company’s current and future biomass supply requirements.
As there was no cash consideration paid, the Cronos GrowCo Transaction was valued with reference to the fair value of our preexisting equity method investment of $53,542, as well as the effective settlement of various preexisting relationships between the Company and Cronos GrowCo. These preexisting relationships are now classified as intercompany transactions and eliminated upon consolidation. As of the date of the Cronos GrowCo Transaction, the fair value of the non-controlling interest in Cronos GrowCo was $53,542. The Company used the income approach to estimate both the fair value of the Company’s equity method investment in Cronos GrowCo and the fair value of the non-controlling interest in Cronos GrowCo. Under the income approach, significant assumptions used in the discounted cash flow method that required the use of judgment were the discount rate, growth rates and cash flow projections.
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
The inventory acquired in the Cronos GrowCo Transaction of $15,754 included a step-up to fair value of $5,605. For the three months ended March 31, 2025, the Company recognized $517 of this inventory step-up into cost of sales on the condensed consolidated statements of income (loss) and comprehensive income (loss). As of March 31, 2025, none of the inventory step-up was remaining in the Company’s inventory on the condensed consolidated balance sheet.

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
For the three months ended March 31, 2025, net revenue attributable to Cronos GrowCo was $2,885 and income before income taxes attributable to Cronos GrowCo was $791. Business combination-related costs of $40 were incurred in relation to the Cronos GrowCo Transaction in the three months ended March 31, 2025 and were reported in general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
As a result of the Cronos GrowCo Transaction, the Company recorded goodwill of $65,269, none of which is deductible for income tax purposes. The goodwill acquired was primarily attributable to the ability to realize synergies, enhance Cronos’ supply capabilities and support future growth opportunities from the expansion of Cronos GrowCo’s cultivation and processing facilities.
3. Inventory, net
Inventory, net is comprised of the following items:

	As of March 31, 2025	As of December 31, 2024
Raw materials	$5,216	$5,400
Work-in-progress	15,809	14,350
Finished goods	13,451	13,248
Supplies and consumables	127	151
Total	$34,603	$33,149
As a result of the Cronos GrowCo Transaction, the Company recorded a step-up to Cronos GrowCo’s existing inventory of $5,605 to bring the inventory balance acquired by the Company to its fair value. For the three months ended March 31, 2025, the Company recognized $517 of this inventory step-up into cost of sales on the condensed consolidated statements of income (loss) and comprehensive income (loss). As of March 31, 2025, none of the inventory step-up was remaining in the Company’s inventory on the condensed consolidated balance sheets. See Note 2 “Business Combination” for further information.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
4. Investments
(a)Investments in equity method investments, net
The following is a summary of the Company’s share of net income from equity investments accounted for under the equity method of accounting:

Three months ended March 31, 2024
Cronos GrowCo(i)	$1,448
$1,448
(i)The Company obtained control of Cronos GrowCo on July 1, 2024, and, as a result, the investment in Cronos GrowCo is now accounted for as an intercompany transaction and eliminated upon consolidation from the business combination date onwards. See Note 2 “Business Combination” for further information.
(b)Other investments
Other investments consist of investments in common shares and options of two companies in the cannabis industry.
PharmaCann Option
On June 14, 2021, the Company purchased an option (the “PharmaCann Option”) to acquire 473,787 shares of Class A Common Stock of PharmaCann, Inc. (“PharmaCann”), a vertically integrated cannabis company in the United States, at an exercise price of $0.0001 per share, representing approximately 10.5% of PharmaCann’s issued and outstanding capital stock on a fully diluted basis as of the date of the PharmaCann Option, for an aggregate purchase price of approximately $110,392. The PharmaCann Option is classified as an investment in an equity security without a readily determinable fair value. The Company measures the PharmaCann Option at cost less accumulated impairment charges, if any, and subsequently adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As of March 31, 2025 and December 31, 2024, the Company’s ownership percentage in PharmaCann on a fully diluted basis was approximately 3.4% and 5.8%, respectively. The decrease in ownership percentage in the first quarter of 2025 was the result of the exercise of a convertible note by a PharmaCann shareholder unrelated to Cronos. The decrease in the Company’s ownership percentage since acquisition does not materially affect the Company’s rights under the PharmaCann Option. The net book value of the PharmaCann Option was zero as of March 31, 2025 and December 31, 2024.
During the first quarter of 2024, the Company identified adverse forecast changes in the financial performance of PharmaCann as indicators of impairment related to the PharmaCann Option and conducted an analysis comparing the PharmaCann Option’s carrying amount to its estimated fair value. The fair value was estimated using the market approach. Under the market approach, the key assumptions are the selected multiples and the discount for lack of marketability. As a result of the analysis, the Company recorded a non-cash impairment charge of $12,734 in the first quarter of 2024, as the difference between the carrying amount of the PharmaCann Option and its estimated fair value, in the condensed consolidated statements of net loss and comprehensive income (loss) for the three months ended March 31, 2024.
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
Vitura
On February 12, 2025, Vitura Health Limited (“Vitura”) issued an additional 74,814,757 common shares diluting the Company’s ownership in Vitura from approximately 10% to approximately 8.3%. As of March 31, 2025, the Company’s ownership percentage in Vitura remained at approximately 8.3% of its outstanding common shares. The investment is considered an equity security with a readily determinable fair value. Changes in the fair value of the investment are recorded as gain (loss) on revaluation of financial instruments on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
The following table summarizes the Company’s other investments activity:

	As of December 31, 2024	Unrealized loss	Impairment charges	Foreign exchange effect	As of March 31, 2025
Vitura	2,813	(68)	—	10	2,755
	$2,813	$(68)	$—	$10	$2,755

	As of December 31, 2023	Unrealized loss	Impairment charges	Foreign exchange effect	As of March 31, 2024
PharmaCann	$25,650	$—	$(12,734)	$—	$12,916
Vitura	9,601	(2,342)	—	(417)	6,842
	$35,251	$(2,342)	$(12,734)	$(417)	$19,758
5. Loans Receivable, net
Loans receivable, net consists of the following:

	As of March 31, 2025	As of December 31, 2024
Current portion of Mucci Promissory Note accrued interest	$737	$618
Total current portion of loans receivable, net	737	618
Mucci Promissory Note	13,547	13,464
Cannasoul Collaboration Loan	1,702	1,736
Add: Long-term portion of accrued interest	338	326
Total long-term portion of loans receivable, net	15,587	15,526
Total loans receivable, net	$16,324	$16,144
Cronos GrowCo Credit Facility
On August 23, 2019, the Company, as lender, and Cronos GrowCo, as borrower, entered into a senior secured credit agreement for an aggregate principal amount of C$100,000 (the “GrowCo Credit Facility”). The GrowCo Credit Facility is secured by substantially all present and after-acquired personal and real property of Cronos GrowCo. In August 2021, the GrowCo Credit Facility was amended to increase the aggregate principal amount available to C$105,000. During the three months ended March 31, 2024, Cronos GrowCo repaid C$1,667 ($1,231) in principal and paid C$1,943 ($1,435) in interest related to the GrowCo Credit Facility.
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
Mucci Promissory Note
On June 28, 2019, the Company entered into a promissory note receivable agreement (the “Mucci Promissory Note”) for C$16,350 (approximately $11,360) with the Cronos GrowCo joint venture partner (“Mucci”). The Mucci Promissory Note is secured by a general security agreement covering all the assets of Mucci. Prior to July 1, 2022, interest accrued on the Mucci Promissory Note was capitalized as part of the principal balance. On September 30, 2022, the Mucci Promissory Note was amended and restated to increase the interest rate from 3.95% to the Canadian Prime Rate plus 1.25%, change the interest payments from quarterly to annual, and defer Mucci’s initial cash interest payment from September 30, 2022 to July 1, 2023. On June 20, 2024, the Mucci Promissory Note was amended and restated. As a result, interest accrued on the Mucci Promissory Note between July 1, 2023 and July 1, 2024 was capitalized as part of the principal balance. As of July 1, 2024, interest is accrued and to be paid in cash beginning on July 1, 2025. For both the three months ended March 31, 2025 and March 31, 2024, there were no repayments of principal or interest on the Mucci Promissory Note.
Cannasoul Collaboration Loan
The Company holds a variable interest in Cannasoul Lab Services Ltd. (“CLS”). CLS is a wholly owned subsidiary of Cannasoul Analytics Ltd., which is in the process of establishing a commercial cannabis analytical testing laboratory (the “Cannasoul Laboratory”) located on the premises of Cronos Israel (the “Cannasoul Collaboration”). Cronos Israel agreed to advance up to ILS 8,297 ($2,231) by a non-recourse loan (the “Cannasoul Collaboration Loan”) to CLS over a period of two years from April 1, 2020 for the capital and operating expenditures of the Cannasoul Laboratory. The Cannasoul Collaboration Loan bears interest at 3.5% annually. Cronos Israel will receive 70% of the profits of the Cannasoul Laboratory until such time as it has recovered 150% of the amounts advanced to CLS, after which time it will receive 50% of the Cannasoul Laboratory profits. As a result, the Company is exposed to economic variability from CLS’s performance. The Company does not consolidate CLS as it does not have the power to direct the activities that most significantly impact the entity’s economic performance; thus, the Company is not considered the primary beneficiary of the entity. The carrying amount of the Cannasoul Collaboration Loan is recorded under loans receivable and the full loan amount, ILS 8,297, represents the Company’s maximum potential exposure to losses through the Cannasoul Collaboration.
As of both March 31, 2025 and December 31, 2024, CLS has received ILS 8,297 (approximately $2,231 and $2,272, respectively), from the Cannasoul Collaboration Loan.
Expected credit loss allowances on the Company’s long-term financial assets for the three months ended March 31, 2025 and 2024 were comprised of the following items:

	As of December 31, 2024	Increase (decrease)(ii)	Foreign exchange effect	As of March 31, 2025
Mucci Promissory Note	$88	$5	$—	$93
Cannasoul Collaboration Loan	535	4	(10)	529
	$623	$9	$(10)	$622

	As of December 31, 2023	Increase (decrease)(iii)	Foreign exchange effect	As of March 31, 2024
GrowCo Credit Facility(i)	$11,176	$(197)	$(239)	$10,740
Mucci Promissory Note	89	2	(2)	89
Cannasoul Collaboration Loan	524	4	(10)	518
	$11,789	$(191)	$(251)	$11,347
(i)The Company obtained control of Cronos GrowCo on July 1, 2024, and, as a result, the loans receivable from Cronos GrowCo are now accounted for as intercompany transactions and eliminated upon consolidation from the business combination date onwards. See Note 2 “Business Combination” for further information.
(ii)During the three months ended March 31, 2025, $9 was recorded as an increase to general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss) as a result of adjustments to our expected credit losses.
(iii)During the three months ended March 31, 2024, $191 was recorded as a decrease to general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss) as a result of adjustments to our expected credit losses.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
6. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	As of March 31, 2025	As of December 31, 2024
Cost
Land	$6,347	$6,389
Building and leasehold improvements	191,210	192,059
Machinery and Equipment	35,343	36,741
Furniture and fixtures	2,477	2,687
Construction in progress	37,270	28,710
Less: accumulated depreciation	(30,167)	(29,798)
Less: accumulated impairment charges	(103,295)	(103,599)
Property, Plant, and Equipment, net	$139,185	$133,189
During the first quarter of 2024, the Company ceased operations at its Winnipeg, Manitoba facility (“Cronos Fermentation”) and performed an assessment under ASC 360 of the recoverability of the carrying value of the Cronos Fermentation assets, and determined the carrying value of the assets was not fully recoverable. The fair value was estimated using a combination of the market and income approaches. As a result of this analysis, an impairment loss on long-lived assets of $1,631 was recorded to the condensed consolidated statements of net income (loss) and comprehensive income (loss) in the three months ended March 31, 2024. As of both March 31, 2025 and December 31, 2024, the Cronos Fermentation assets were classified as held-for-sale on the condensed consolidated balance sheets. See Note 8 “Restructuring” for further information.
For the three months ended March 31, 2025, depreciation expense on property, plant and equipment was $2,144. For the three months ended March 31, 2024, depreciation expense on property, plant and equipment was $757. This depreciation expense was included in cost of sales as well as depreciation and amortization in operating expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
As of March 31, 2025 and December 31, 2024, the Company had $2,774 and $8,828, respectively, of unpaid purchases of property, plant and equipment accrued in accounts payable on the condensed consolidated balance sheets.
7. Goodwill and Intangible Assets, net
(a)    Goodwill
Goodwill is comprised of the following items as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Cost	Accumulated impairment charges	Net
Peace Naturals	$973	$—	$973
Cronos GrowCo	62,295	—	62,295
	$63,268	$—	$63,268

	As of December 31, 2024
	Cost	Accumulated impairment charges	Net
Peace Naturals	$976	$—	$976
Cronos GrowCo	62,477	—	62,477
	$63,453	$—	$63,453

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(b)    Intangible assets, net
Intangible assets, net are comprised of the following items as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	$6,931	$(5,003)	$(72)	$1,856
Health Canada licenses	7,787	(1,668)	(6,119)	—
Ginkgo exclusive licenses	26,063	(5,313)	(20,750)	—
Israeli codes(i)	276	(77)	—	199
Know-how(ii)	7,643	(573)	—	7,070
Total definite-lived intangible assets	48,700	(12,634)	(26,941)	9,125
Lord Jones® brand	64,000	—	(62,500)	1,500
Trademarks	142	—	(142)	—
Total intangible assets	$112,842	$(12,634)	$(89,583)	$10,625

	As of December 31, 2024
	Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	$6,988	$(4,646)	$(72)	$2,270
Health Canada licenses	7,810	(1,673)	(6,137)	—
Ginkgo exclusive licenses	26,139	(5,329)	(20,810)	—
Israeli codes(i)	281	(76)	—	205
Know-how(ii)	7,665	(383)	—	7,282
Total definite-lived intangible assets	48,883	(12,107)	(27,019)	9,757
Lord Jones® brand	64,000	—	(62,500)	1,500
Trademarks	142	—	(142)	—
Total intangible assets	$113,025	$(12,107)	$(89,661)	$11,257
(i)The Israeli codes were transferred by non-controlling interests to Cronos Israel in exchange for their equity interests in the Cronos Israel entities.
(ii)Know-how was acquired as part of the Cronos GrowCo Transaction. See Note 2 “Business Combination” for further information. Amortization costs associated with the know-how intangible asset are recorded to cost of sales on the consolidated statements of net income (loss) and comprehensive income (loss).
As of March 31, 2025, the estimated future amortization of definite-lived intangible assets is as follows:

As of March 31, 2025
Remainder of 2025 (9 months)	$1,457
2026	1,506
2027	1,000
2028	794
2029	792
Thereafter	3,576
$9,125

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
8. Restructuring
In the first quarter of 2022, the Company initiated a strategic plan to realign the business around its brands, centralize functions and evaluate the Company’s supply chain (the “Realignment”). As part of the Realignment, on February 28, 2022, the Company’s Board of Directors (the “Board”) approved plans to leverage the Company’s strategic partnerships to improve supply chain efficiencies and reduce manufacturing overhead by exiting its production facility in Stayner, Ontario, Canada (the “Peace Naturals Campus”). On February 27, 2023, the Board approved revisions to the Realignment, under which the Company is maintaining select components of its operations at the Peace Naturals Campus, namely distribution warehousing, certain research and development activities and manufacturing of certain of the Company’s products. In the third quarter of 2023, the Board approved revisions to the Realignment to wind-down operations at Cronos Fermentation, list the Cronos Fermentation Facility for sale, and implement additional organization-wide cost reductions as the Company continues its Realignment initiatives. In the first quarter of 2025, the Company continued its Realignment initiatives to transform its IT infrastructure and finance departments to drive long-term cost efficiencies, improve cross-functional collaboration, and support global scalability. These actions include leadership transitions, consolidation of certain roles, and assessment of, and investment in, critical IT infrastructure. The Realignment initiatives are intended to position the Company to drive profitable and sustainable growth over time.
On November 26, 2023, the Company entered into an agreement with Future Farmco Canada Inc. for the sale and leaseback of the Peace Naturals Campus. This agreement was subsequently terminated pursuant to its terms during the second quarter of 2024. The Company plans to continue and expand operations at the Peace Naturals Campus.
During the first quarter of 2024, the Company ceased operations at Cronos Fermentation and performed an assessment under ASC 360 Property, Plant and Equipment of the recoverability of the carrying value of the Cronos Fermentation assets, and determined the carrying value of the assets was not fully recoverable. The fair value was estimated using a combination of the market and income approaches. As a result of this analysis, an impairment loss on long-lived assets of $1,631 was recorded to the condensed consolidated statements of net loss and comprehensive loss in the three months ended March 31, 2024. In addition, the Cronos Fermentation assets were classified as held-for-sale in the first quarter of 2024 and continue to be classified as held-for-sale as of March 31, 2025.
During the three months ended March 31, 2025, the Company incurred $555 restructuring costs in connection with the Realignment. During the three months ended March 31, 2024, the Company incurred $83 of restructuring costs in connection with the Realignment. Charges related thereto include employee-related costs such as severance and other termination benefits, as well as other related costs.
The following table summarizes the Company’s restructuring activity for the three months ended March 31, 2025:

	Accrual as of December 31, 2024	Expenses	Payments/Write-offs	Accrual as of March 31, 2025
Employee Termination Benefits	$—	$257	$—	$257
Other Restructuring Costs	—	298	(115)	183
Total	$—	$555	$(115)	$440
The following table summarizes the Company’s restructuring activity for the three months ended March 31, 2024:

	Accrual as of December 31, 2023	Expenses	Payments/Write-offs	Accrual as of March 31, 2024
Employee Termination Benefits	$150	$62	$(174)	$38
Other Restructuring Costs	—	21	(21)	—
Total	$150	$83	$(195)	$38

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
9. Share-based Compensation
(a)Share-based award plans
The Company has granted stock options, restricted share units (“RSUs”) and deferred share units (“DSUs”) to employees and non-employee directors under the 2018 Stock Option Plan dated June 28, 2018 (the “2018 Stock Option Plan”), the 2020 Omnibus Equity Incentive Plan dated March 29, 2020 (the “2020 Omnibus Plan”) and the DSU Plan dated August 10, 2019 (the “DSU Plan”). The Company can no longer make grants under the 2018 Stock Option Plan.
The following table summarizes the total share-based compensation expense associated with the Company’s stock options and RSUs for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Stock options	$74	$34
RSUs	2,014	1,981
Total share-based compensation	$2,088	$2,015
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
The following is a summary of the changes in stock options for the three months ended March 31, 2025 and 2024:

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of December 31, 2024	$5.63	717,264	3.65
Balance as of March 31, 2025	$5.63	717,264	3.40
Exercisable as of March 31, 2025	$6.20	573,253	3.04

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of December 31, 2023	$14.50	2,103,201	1.84
Cancellation, forfeiture and expiry of options	23.93	(9,501)
Balance as of March 31, 2024	$14.46	2,093,700	1.59
Exercisable as of March 31, 2024	$15.72	1,874,123	1.10
(i)The weighted-average exercise price reflects the conversion of foreign currency-denominated stock options translated into C$ using the average foreign exchange rate as of the date of issuance.
The following table summarizes stock options outstanding:

	As of March 31, 2025	As of December 31, 2024
2020 Omnibus Plan	702,264	702,264
2018 Stock Option Plan	15,000	15,000
Total stock options outstanding	717,264	717,264

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(c)Restricted share units
The following is a summary of the changes in RSUs for the three months ended March 31, 2025 and 2024:

	Weighted-average grant date fair value (C$)(ii)	Number of RSUs
Balance as of December 31, 2024	$3.50	8,382,213
Granted(i)	2.73	1,775,668
Vested and issued	4.00	(4,459,280)
Cancellation and forfeitures	3.47	(134,999)
Balance as of March 31, 2025	$2.86	5,563,602

	Weighted-average grant date fair value (C$)(ii)	Number of RSUs
Balance as of December 31, 2023	$3.77	7,381,541
Granted(i)	2.66	1,910,756
Vested and issued	3.52	(967,016)
Cancellation and forfeitures	2.95	(65,662)
Balance as of March 31, 2024	$3.55	8,259,619
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
(d)Deferred share units
The following is a summary of the changes in DSUs for the three months ended March 31, 2025 and 2024:

	Financial liability	Number of DSUs
Balance as of December 31, 2024	$1,129	560,261
Gain on revaluation	(120)	—
Balance as of March 31, 2025	$1,009	560,261

	Financial liability	Number of DSUs
Balance as of December 31, 2023	$1,092	521,679
Loss on revaluation	277	—
Balance as of March 31, 2024	$1,369	521,679

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
(i)Class action complaints relating to restatement of 2019 interim financial statements
On March 11 and 12, 2020, two alleged shareholders of the Company separately filed two putative class action complaints in the U.S. District Court for the Eastern District of New York against the Company and its Chief Executive Officer and former Chief Financial Officer. The court consolidated the cases, and the consolidated amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5, promulgated thereunder, against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The consolidated amended complaint generally alleges that certain of the Company’s prior public statements about revenue and internal controls were incorrect based on the Company’s disclosures relating to the Audit Committee of the Board’s review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel. The consolidated amended complaint does not quantify a damage request. The defendants moved to dismiss on February 8, 2021. On November 17, 2023, the court entered an order granting the motion and dismissed the case with prejudice. On December 1, 2023, the shareholder plaintiffs sought reconsideration of the dismissal, requesting that the court instead dismiss the action without prejudice and permit the plaintiffs to seek leave to further amend the complaint. On December 3, 2024, the Court issued an opinion and order granting the plaintiffs’ motion for reconsideration, and on January 10, 2025, the plaintiffs filed a second amended class action complaint. The defendants are moving to dismiss the second amended class action complaint.
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
SEC Settlement
On October 24, 2022, the SEC issued an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 8(a) of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21(c) of the Exchange Act, Making Findings, and Imposing a Cease-and-Desist Order (the “Settlement Order”) resolving the restatements of our 2019 and 2021 interim financial statements (the “Restatements”).
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
On January 18, 2024, the Company was notified that the Trade Levies Commissioner of the Israel Ministry of Economy and Industry initiated a public investigation of alleged dumping of medical cannabis imports from Canada into Israel. On July 9, 2024, the Commissioner announced a preliminary determination proposing to impose an anti-dumping duty on Canadian licensed producers. Under the proposal, the Company would have been subject to a proposed duty of 369%. The Commissioner determined not to impose a provisional duty at that time pending the conclusion of the Ministry’s investigation. The Company responded to requests for information from the Ministry. On November 10, 2024, the Trade Levies Commissioner published final findings under which the Company would be subject to a proposed duty of 175%. The Commissioner’s findings were then evaluated by an ad hoc advisory committee. On December 12, 2024, the Minister of Economy announced a conflict of interest and recused himself from the evaluation of whether to impose a duty. On April 10, 2025, notwithstanding the previous recusal, the Minister of Economy approved a duty of up to 165% on imports of cannabis from Canada, including the Company’s imports. On April 25, 2025, the Minister of Finance released a memorandum opposing the imposition of the duty, which acted as a veto of the Minister of Economy’s approval. On April 29, 2025, the Minister of Economy released a memorandum stating that notwithstanding the veto, he intends to proceed with the process of imposing the duty. A provisional duty is not being imposed at this time. The Company cannot predict further proceedings or determinations of the Ministers of Economy or Finance, or the Finance Committee of the Knesset and cannot predict whether a duty will ultimately be imposed on its products.
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
11. Segment Information
Segment reporting is prepared on the same basis that the CODM manages the business, makes operating decisions and assesses the Company’s performance. The CODM is the Company’s Chief Executive Officer. The Company operates as a single segment with the purpose of providing high-quality cannabis products to adult-use, wholesale, and medical market customers globally. The consolidated results are regularly reviewed by the CODM to assess the performance of the Company’s single segment operations and make decisions regarding the allocation of resources. The CODM reviews adjusted earnings (loss) before interest, tax, depreciation and amortization (“Adjusted EBITDA”) as the measure of segment profit or loss to evaluate performance of and allocate resources for its reportable segment. Adjusted EBITDA is defined as earnings before interest, tax, depreciation, and non-cash items and items that do not reflect management’s assessment of ongoing business performance. The CODM believes Adjusted EBITDA provides the most useful insight into underlying business trends and results and provides a more meaningful comparison of period-over-period results. In addition, certain significant expenses are regularly reviewed by the CODM and considered for business decisions and allocation of resources; these significant expenses include: sales and marketing, research and development, general and administrative, depreciation and amortization, and share-based compensation expense, which are presented within operating expenses on the Company’s condensed consolidated statements of net income (loss) and comprehensive income (loss). Furthermore, the CODM regularly reviews total cash and short-term investments to aid in capital allocation decisions.
The table below sets forth consolidated Adjusted EBITDA and significant expenses for our single segment:

	Three months ended March 31,
	2025	2024
Adjusted EBITDA	$2,289	$(10,669)

Significant expenses:
Sales and marketing	4,565	5,332
Research and development	793	997
General and administrative	9,309	8,907
Share-based compensation	2,088	2,015
Depreciation and amortization	496	1,123
Total significant expenses	17,251	18,374
Restructuring costs	555	83
Impairment loss on long-lived assets	—	1,974
Total operating expense	$17,806	$20,431

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

The following tables set forth a reconciliation of net income (loss) as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated:

Three months ended March 31, 2025
Net income	$7,723
Interest income, net	(9,665)
Income tax benefit	(455)
Depreciation and amortization	2,840
EBITDA	443
Gain on revaluation of financial instruments(ii)	(49)
Foreign currency transaction gain	(1,583)
Transaction costs(iv)	40
Other, net(v)	(43)
Restructuring costs(vi)	555
Share-based compensation(vii)	2,088
Financial statement review costs(viii)	47
Inventory step-up recorded to cost of sales(ix)	517
Israel Ministry of Economy and Industry dumping inquiry expense(x)	274
Adjusted EBITDA	$2,289

Three months ended March 31, 2024
Net loss	$(2,484)
Interest income, net	(14,245)
Income tax benefit	(558)
Depreciation and amortization	1,731
EBITDA	(15,556)
Share of income from equity method investments	(1,448)
Impairment loss on long-lived assets(i)	1,974
Loss on revaluation of financial instruments(ii)	2,642
Impairment loss on other investments(iii)	12,734
Foreign currency transaction gain	(13,259)
Other, net(v)	670
Restructuring costs(vi)	83
Share-based compensation(vii)	2,015
Financial statement review costs(viii)	(524)
Adjusted EBITDA	$(10,669)
(i)For the three months ended March 31, 2024, impairment loss on long-lived assets was primarily the result of the cessation of operations at Cronos Fermentation during the quarter.
(ii)For the three months ended March 31, 2025 and 2024, the (gain) loss on revaluation of financial instruments related primarily to the Company’s equity securities in Vitura.
(iii)For the three months ended March 31, 2024, impairment loss on other investments represents the fair value change on the PharmaCann Option.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(iv)For the three months ended March 31, 2025, transaction costs represented legal, financial and other advisory fees and expenses incurred in connection with the Cronos GrowCo Transaction. These costs are included in general and administrative expenses on the condensed consolidated statement of net income (loss) and comprehensive income (loss).
(v)For the three months ended March 31, 2025 and 2024, other, net related to (gain) loss on disposal of assets and (gain) loss on revaluation of derivative liabilities.
(vi)For the three months ended March 31, 2025, restructuring costs related to employee-related severance costs and IT infrastructure and finance transformation costs associated with the Realignment. For the three months ended March 31, 2024, restructuring costs related to employee-related severance costs and other restructuring costs associated with the Realignment, as described in Note 8 “Restructuring.”
(vii)For the three months ended March 31, 2025 and 2024, share-based compensation related to the non-cash expenses of share-based compensation awarded to employees under the Company’s share-based award plans as described in Note 9 “Share-based Compensation.”
(viii)For the three months ended March 31, 2025 and 2024, financial statement review costs include costs and reserves taken related to the Restatements, costs related to the Company’s responses to requests for information from various regulatory authorities relating to the Restatements and legal costs incurred defending shareholder class action complaints brought against the Company as a result of the 2019 restatement.
(ix)For the three months ended March 31, 2025, inventory step-up recorded to cost of sales represents the portion of the inventory step-up from the Cronos GrowCo Transaction that was recorded through the condensed consolidated statements of income (loss) and comprehensive income (loss).
(x)For the three months ended March 31, 2025, Israel Ministry of Economy and Industry dumping inquiry expense included expenditures relating to the regulatory inquiry about alleged dumping of medical cannabis products in Israel and related litigation and external relations expenses.
The following table presents the Company’s revenue by major product category for our single segment:

	Three months ended March 31,
	2025	2024
Cannabis flower	$23,344	$17,525
Cannabis extracts	8,608	7,727
Other	310	36
Net revenue	$32,262	$25,288
Net revenue attributed to a geographic region based on the location of the customer was as follows:

	Three months ended March 31,
	2025	2024
Canada	$20,130	$18,871
Israel	9,229	6,417
Other countries	2,903	—
Net revenue	$32,262	$25,288
The table below sets forth total cash and cash equivalents and short-term investments for our single segment:

	As of March 31, 2025	As of December 31, 2024
Total cash and cash equivalents and short-term investments	$837,819	$858,805

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
Property, plant and equipment, net were physically located in the following geographic regions:

	As of March 31, 2025	As of December 31, 2024
Canada	$124,007	$117,329
Israel	15,178	15,860
Total	$139,185	$133,189
Intangibles, net were physically located in the following geographic regions:

	As of March 31, 2025	As of December 31, 2024
Canada	$10,279	$10,887
Israel	346	370
Total	$10,625	$11,257
For additions to our property, plant and equipment, net and intangibles, net for the three months ended March 31, 2025 and March 31, 2024, please see Note 6 “Property, Plant and Equipment, net” and the condensed consolidated statements of cash flows.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
12. Income (Loss) per Share
Basic and diluted income (loss) per share are calculated as follows (in thousands, except share and per share amounts):

	Three months ended March 31,
	2025	2024
Basic income (loss) per share computation
Net income (loss) attributable to the shareholders of Cronos Group	$6,122	$(2,241)
Weighted-average number of common shares outstanding for computation for basic income (loss) per share	382,958,797	381,442,597
Basic income (loss) per share	$0.02	$(0.01)

Diluted income (loss) per share computation
Net income (loss) attributable to the shareholders of Cronos Group	$6,122	$(2,241)

Weighted-average number of common shares outstanding used in the computation of basic income (loss) per share	382,958,797	381,442,597
Dilutive effect of RSUs	3,823,127	—
Dilutive effect of Top-up Rights – market price	181,761	—
Weighted-average number of common shares for computation of diluted income (loss) from continuing operations per share(i)	386,963,685	381,442,597
Diluted income (loss) per share	$0.02	$(0.01)
(i)In computing diluted loss per share, incremental common shares are not considered in periods in which a net loss is reported as the inclusion of the common share equivalents would be anti-dilutive.
For the three months ended March 31, 2025 and 2024, total securities of 18,273,597 and 24,580,665, respectively, were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive.
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

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$797,819	$—	$—	$797,819
Other investments(i)	2,755	—	—	2,755
Derivative liabilities	—	—	13	13

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$858,805	$—	$—	$858,805
Other investments(i)	2,813	—	—	2,813
Derivative liabilities	—	—	40	40
(i)As of March 31, 2025 and December 31, 2024, the Company’s influence on Vitura is deemed non-significant and the investment is considered an equity security with a readily determinable fair value. See Note 4 “Investments” for further information.
There were no transfers between fair value categories during the periods presented.
14. Related Party Transactions
(a)Cronos GrowCo
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

Three months ended March 31, 2024
Cronos GrowCo – purchases	$7,010
(b)Vendor Agreement
In November 2022, the Company entered into an agreement with an external vendor whereby the vendor would provide certain manufacturing services to the Company. The vendor then subcontracted out a portion of those services to another company whose chief executive officer is an immediate family member of an executive of the Company.
In November 2023, the Company negotiated a direct contract with the related-party vendor. During the three months ended March 31, 2025 and 2024, the Company purchased $189 and $772, respectively, of products and services under this agreement and had outstanding accounts payable related to the agreement of $117 and $149 as of March 31, 2025 and December 31, 2024, respectively.
(c)Consulting Agreement
In connection with the Cronos GrowCo Transaction, Cronos GrowCo entered into a consulting services agreement with a consulting firm managed by a member of the group of investors holding the remaining 50% ownership of Cronos GrowCo, pursuant to which the consulting firm provides management services to Cronos GrowCo. During the three months ended March 31, 2025, the Company incurred $209 of expense under this agreement. As of March 31, 2025, the Company had no outstanding payables related to this agreement.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
15. Subsequent Events
(a)Share Repurchase Authorization
On May 7, 2025, the Board authorized a share repurchase program of up to $50 million. The share repurchase program is expected to commence on May 14, 2025 and terminate on May 13, 2026, unless earlier terminated. Repurchases under the program may be made from time to time, either through open market purchases at then-prevailing market prices through the facilities of the NASDAQ Global Market or other U.S. published markets, privately negotiated transactions or otherwise. Open market repurchases will not exceed 19,270,951 common shares, being 5% of the outstanding common shares as of May 7, 2025. The timing and amount of repurchases are subject to market conditions, compliance with applicable laws and regulations and any other factors management of the Company may deem relevant. The program does not obligate Cronos to acquire any specific dollar amount or number of shares and may be modified, suspended, or discontinued at any time.
All shares repurchased under this program will be retired and cancelled upon settlement. As a result, the repurchased shares will be removed from issued and outstanding share capital, reducing the number of shares outstanding. The value of the retired shares will be charged against share capital and additional paid in capital and, if necessary, to retained earnings, in accordance with ASC 505-30. The Company intends to fund repurchases using available cash resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read together with other information, including the Company’s condensed consolidated interim financial statements and the related notes to those statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (this “Quarterly Report”), consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), Part I, Item 1A, Risk Factors, of the Annual Report and Part II, Item 1A, Risk Factors, of this Quarterly Report.
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
•the ongoing impact of our announced realignment (inclusive of any revisions thereto, the “Realignment”) and any progress, challenges and effects related thereto as well as changes in strategy, metrics, investments, reporting structure, costs, operating expenses, employee turnover and other changes with respect thereto;
•our expectations as to the use and expansion of our facility in Stayner, Ontario (the “Peace Naturals Campus”);
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
•uncertainties as to our ability to exercise our option (the “PharmaCann Option”) in PharmaCann Inc. (“PharmaCann”) in the near term or the future, in full or in part, including the uncertainties as to the status and future development of federal legalization of cannabis in the U.S. and our ability to realize the anticipated benefits of the transaction with PharmaCann;
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

The Forward-Looking Statements contained herein are based upon certain material assumptions that were applied in drawing a conclusion or making a forecast or projection, including: (i) our ability to effectively navigate developments related to the Anti-Dumping Investigation and the proposed anti-dumping duty to which the Company’s imports would be subject and its impact on our operations in Israel; (ii) our ability to effectively navigate developments related to the Middle East Conflict and its impact on our employees and operations in Israel, the supply of product in the market and demand for product by medical patients in Israel; (iii) our ability to efficiently and effectively distribute our PEACE NATURALS® brand in Germany with our strategic partner Cansativa and in the UK and our ability to efficiently and effectively distribute products in Australia with our strategic partner Vitura; (iv) our ability to realize the expected cost-savings and other benefits related to the wind-down of our operations at our Winnipeg, Manitoba facility; (v) expectations related to the impact of our decision to exit our U.S. hemp-derived cannabinoid product operations; (vi) our ability to realize the expected cost-savings, efficiencies and other benefits of our Realignment and other announced cost-cutting measures and employee turnover related thereto; (vii) our ability to efficiently and effectively manage our operations at our Peace Naturals Campus; (viii) our ability to efficiently and effectively acquire raw materials on a timely and cost-effective basis from third parties or Cronos GrowCo; (ix) the timely completion of the expansion of Cronos GrowCo’s purpose-built cannabis facility and the ability of Cronos GrowCo to repay the credit facility provided by Cronos; (x) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our business combinations and strategic investments; (xi) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (xii) government regulation of our activities and products including, but not limited to, the areas of cannabis taxation and environmental protection; (xiii) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (xiv) consumer interest in our products; (xv) our ability to differentiate our products, including through the utilization of rare cannabinoids; (xvi) competition; (xvii) anticipated and unanticipated costs; (xviii) our ability to generate cash flow from operations; (xix) our ability to conduct operations in a safe, efficient and effective manner; (xx) our ability to hire and retain qualified staff and acquire equipment and services in a timely and cost-efficient manner; (xxi) our ability to exercise the PharmaCann Option and realize the anticipated benefits of the transaction with PharmaCann; (xxii) our ability to complete planned dispositions, and, if completed, obtain our anticipated sales price; (xxiii) general economic, financial market, regulatory and political conditions in which we operate; (xxiv) management’s perceptions of historical trends, current conditions and expected future developments; and (xxv) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.
By their nature, Forward-Looking Statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct, and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the Forward-Looking Statements in this Quarterly Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, negative impacts on our business and operations in Israel due to the Anti-Dumping Investigation, including that we may not be able to produce, import or sell our products in Israel as a result thereof; negative impacts on our employees, business and operations in Israel due to the Middle East Conflict, including that we may not be able to produce, import or sell our products or protect our people or facilities in Israel during the Middle East Conflict, the supply of product in the market and the demand for product by medical patients in Israel; that we may not be able to successfully continue to distribute our products in Germany, Australia and the UK or generate material revenue from sales in those markets; that we may not be able to achieve the anticipated benefits of the wind-down of our operations at our Winnipeg, Manitoba facility; that we may be unable to further streamline our operations and reduce expenses; that we may not be able to effectively and efficiently re-enter the U.S. market in the future; that we may not be able to access raw materials on a timely and cost-effective basis from third-parties or Cronos GrowCo; that Cronos GrowCo may not be able to complete the expansion of its purpose-built cannabis facility within a reasonable time or repay its borrowings under the credit facility provided by Cronos; the military conflict between Russia and Ukraine may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; the risk that cost savings and any other synergies from the Altria Investment may not be fully realized or may take longer to realize than expected; failure to execute key personnel changes; that our Realignment and our further leveraging of our strategic partnerships will not result in the expected cost-savings, efficiencies and other benefits or will result in greater than anticipated turnover in personnel; that we may not be able to efficiently and effectively manage our operations, and any changes thereto, at our Peace Naturals Campus; lower levels of revenues; the lack of consumer demand for our products; our inability to manage disruptions in credit markets; unanticipated future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; failure to realize expected growth opportunities; the lack of cash flow necessary to execute our business plan (either within the expected timeframe or at all); difficulty raising capital; the potential adverse effects of judicial, regulatory or other proceedings, or threatened litigation or proceedings, on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the unexpected effects of actions of third parties such as competitors, activist investors or federal (including U.S. federal), state, provincial, territorial or local regulatory authorities or self-regulatory organizations; adverse changes in regulatory requirements in relation to our business and products; legal or regulatory obstacles that could prevent us from being able to exercise the PharmaCann Option and thereby realize the anticipated benefits of the transaction with PharmaCann; dilution of our fully diluted ownership of PharmaCann and the loss of our rights as a result of that dilution; our failure to improve our internal control environment and our systems, processes and procedures; and the factors discussed under Part I, Item 1A “Risk Factors” in our Annual Report and under Part II, Item 1A “Risk Factors” in this Quarterly Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on Forward-Looking Statements.
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
Foreign currency exchange rates
All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of March 31, 2025, March 31, 2024, and December 31, 2024. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The condensed consolidated statements of net income (loss) and comprehensive income (loss) and condensed consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period as reported on Bloomberg.
The exchange rates used to translate from Canadian dollars (“C$”) to dollars is shown below:

(Exchange rates are shown as C$ per $)	As of
	March 31, 2025	March 31, 2024	December 31, 2024
Spot rate	1.4393	1.3532	1.4351
Average rate	1.4356	1.3479	N/A
The exchange rates used to translate from New Israeli Shekels (“ILS”) to dollars is shown below:

(Exchange rates are shown as ILS per $)	As of
	March 31, 2025	March 31, 2024	December 31, 2023
Spot rate	3.7191	3.6887	3.6526
Average rate	3.6145	3.6617	N/A

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

Business Segment
Cronos reports through one consolidated segment, which includes operations in both Canada and Israel. In Canada, Cronos operates one wholly owned license holder under the Cannabis Act (Canada) (the “Cannabis Act”), Peace Naturals Project Inc. (“Peace Naturals”), which has production facilities near Stayner, Ontario (the “Peace Naturals Campus”). On July 1, 2024, the Company obtained majority control of the board of directors of Cronos GrowCo, a license holder under the Cannabis Act, which qualified as a business combination under ASC 805. As a result, the Company now consolidates the results of operations of Cronos GrowCo in its consolidated financial statements. Cronos maintains its 50% equity interest in Cronos GrowCo. In Israel, the Company operates under the IMC-GAP, IMC-GMP and IMC-GDP certifications required for the cultivation, production, distribution and marketing of medical cannabis products in Israel.
Recent Developments
Share Repurchase Authorization
On May 7, 2025, the Company’s Board of Directors authorized a share repurchase program of up to $50 million. The share repurchase program is expected to commence on May 14, 2025 and terminate on May 13, 2026, unless earlier terminated. Repurchases under the program may be made from time to time, either through open market purchases at then-prevailing market prices through the facilities of the NASDAQ Global Market or other U.S. published markets, privately negotiated transactions or otherwise. Open market repurchases will not exceed 19,270,951 common shares, being 5% of the outstanding common shares as of May 7, 2025. The timing and amount of repurchases are subject to market conditions, compliance with applicable laws and regulations and any other factors management of the Company may deem relevant. The program does not obligate Cronos to acquire any specific dollar amount or number of shares and may be modified, suspended, or discontinued at any time.
Brand and Product Portfolio
Spinach®
Despite strong consumer demand for our flower products, we have been constrained by supply limitations that have restricted growth for the Spinach® brand, which we believe to be temporary.
In Q1 2025, the SOURZ by Spinach® brand expanded its edible lineup with new launches. A key addition to our gummy portfolio has been the 1-piece, 10mg THC Fully Blasted SOURZ by Spinach® gummies featuring rare cannabinoids, including Mango Lime with CBC, Peach Passionfruit with CBN and Strawberry Watermelon with CBG.
In Q1 2025, we introduced two new Spinach® 1-gram vapes, Cherry Crush and Cocoa Mintz, alongside new 1.2g cartridges, which extended our winning SOURZ by Spinach® flavor profiles into this category with Mango Kiwi Haze CBC, Peach Passionfruit Kush CBN and Strawberry Watermelon OG CBG.
Lord Jones®
In January 2025, the brand launched a Lord Jones Chocolate Fusions™ fudge brownie bite flavor, which features a 1:1:1 ratio of CBN, CBD and THC. Lord Jones Chocolate Fusions™ edibles highlight the brand’s commitment to innovation and craftsmanship, now offering four unique flavors: cookies and cream, dazzle berry pop, salted caramel crunch and fudge brownie bite.
PEACE NATURALS®
New launches in Israel in Q1 2025 included two new PEACE NATURALS® strain-based cannabis oils, designed to deliver the full benefits and essence of our best-selling strains in the market, Wedding Cake and GMO Cookies.
In Germany and the United Kingdom (“UK”), we are experiencing strong traction with Cronos’ proprietary genetics, including GMO Cookies and Wedding Cake, under the PEACE NATURALS® brand. The expansion of Cronos GrowCo is intended to help enable Cronos to execute on these growth opportunities and other international markets as they become available.
Cronos GrowCo Expansion
The construction of Cronos GrowCo’s expanded cultivation facilities is on track for completion in Q2 2025, with first harvests and sales beginning in the second half of the year. The Company believes this additional supply will fuel growth internationally and within the domestic Canadian market.
Proposed Tariffs in Israel
Following an investigation into allegations of dumping of Canadian medical cannabis imports into Israel—which Cronos firmly disputes—on April 10, Israel’s Minister of Economy approved an anti-dumping duty of up to 165% on Canadian medical cannabis, which would include Cronos’ imports. On April 25, Israel’s Minister of Finance vetoed the proposed duty. Despite the veto, on April 29, the Minister of Economy issued a memorandum stating that the Ministry of Economy and Industry intends to move forward with the duty process, including seeking final approval from the Knesset’s Finance Committee. Cronos agrees with the conclusions of Israel’s Ministry of Finance, Ministry of Health, and Competition Authority that the proposed duty is inappropriate and would adversely impact the Israeli medical cannabis market by significantly raising prices and reducing product choice for patients. The Company intends to continue to advocate for a fair and equitable medical cannabis market in Israel.
Appointments
In March 2025, Cronos appointed Anna Shlimak as Chief Financial Officer. Ms. Shlimak, who previously served as Cronos’ Chief Strategy Officer, has been a key member of the leadership team for seven years, driving strategic initiatives such as cost optimization, revenue growth, and corporate branding, all of which have positioned the Company for long-term success. Prior to joining Cronos, Anna was the Head of Investor Relations at Quest Partners LLC, a research-driven alternative investment firm. Anna was responsible for business development, investor reporting, marketing, and communication initiatives for the fund. Before that, Anna held a range of roles at the New York Stock Exchange in both the New York and London offices.
Consolidated Results of Operations
The tables below set forth our condensed consolidated results of operations, expressed in thousands of U.S. dollars for the periods presented. Our condensed consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods.

	Three months ended March 31,
	2025	2024
Net revenue, before excise taxes	$41,898	$35,367
Excise taxes	(9,636)	(10,079)
Net revenue	32,262	25,288
Cost of sales	18,528	20,805
Gross profit	13,734	4,483
Operating expenses
Sales and marketing	4,565	5,332
Research and development	793	997
General and administrative	9,309	8,907
Restructuring costs	555	83
Share-based compensation	2,088	2,015
Depreciation and amortization	496	1,123
Impairment loss on long-lived assets	—	1,974
Total operating expenses	17,806	20,431
Operating loss	(4,072)	(15,948)
Other income	11,340	12,906
Income tax benefit	(455)	(558)
Net income (loss)	7,723	(2,484)
Net income (loss) attributable to non-controlling interest	1,601	(243)
Net income (loss) attributable to Cronos Group	$6,122	$(2,241)

Summary of select financial results

	Three months ended March 31,		Change
	2025	2024	$	%
Net revenue	$32,262	$25,288	$6,974	28%
Cost of sales	18,528	20,805	(2,277)	(11)%
Gross profit	13,734	4,483	9,251	206%
Gross margin(i)	43%	18%	N/A	25	pp
(i)Gross margin is defined as gross profit divided by net revenue.
Net revenue
For the three months ended March 31, 2025, we reported consolidated net revenue of $32.3 million, representing an increase of $7.0 million from the three months ended March 31, 2024. The increase was primarily due to higher cannabis flower sales in Israel and other countries, which carry no excise taxes, and higher cannabis extract sales in the Canadian market. Due to the consolidation of Cronos GrowCo’s results of operations in our financial statements beginning July 1, 2024, Cronos GrowCo contributed $2.9 million of cannabis flower sales in the three months ended March 31, 2025. No such sales were recognized for the three months ended March 31, 2024.
Cost of sales
For the three months ended March 31, 2025, we reported consolidated cost of sales of $18.5 million, representing a decrease of $2.3 million from the three months ended March 31, 2024. The decrease was primarily due to lower direct costs and production efficiencies, partially offset by higher sales volumes and the impact of the inventory step-up from the Cronos GrowCo Transaction. For the three months ended March 31, 2025, we recognized $0.5 million of inventory step-up from the Cronos GrowCo Transaction into cost of sales. No such costs were recognized for the three months ended March 31, 2024.
Gross profit
For the three months ended March 31, 2025, we reported gross profit of $13.7 million, representing an increase of $9.3 million from the three months ended March 31, 2024. The increase was primarily due to higher sales volumes and average sales prices, lower direct costs, and production efficiencies, partially offset by the impact on cost of sales from the inventory step-up from the Cronos GrowCo Transaction. For the three months ended March 31, 2025, gross profit was reduced by $0.5 million as a result of the impact of the inventory step-up from the Cronos GrowCo Transaction that was recorded into cost of sales. No such costs were recognized for the three months ended March 31, 2024.
Operating expenses

	Three months ended March 31,		Change
	2025	2024	$	%
Sales and marketing	$4,565	$5,332	$(767)	(14)%
Research and development	793	997	(204)	(20)%
General and administrative	9,309	8,907	402	5%
Restructuring costs	555	83	472	569%
Share-based payments	2,088	2,015	73	4%
Depreciation and amortization	496	1,123	(627)	(56)%
Impairment loss on long-lived assets	—	1,974	(1,974)	N/A
Total operating expenses	$17,806	$20,431	$(2,625)	(13)%
Sales and marketing
For the three months ended March 31, 2025, sales and marketing expenses were $4.6 million, representing a decrease of $0.8 million compared to the three months ended March 31, 2024. The decrease was primarily due to lower marketing expenses and lower salaries and benefits.
Research and development
For the three months ended March 31, 2025, research and development expenses were $0.8 million, representing a decrease of $0.2 million compared to the three months ended March 31, 2024.

General and administrative
For the three months ended March 31, 2025, general and administrative expenses were $9.3 million, representing an increase of $0.4 million from the three months ended March 31, 2024. The increase was primarily due to higher legal fees and the impact of the Cronos GrowCo Transaction, partially offset by lower salaries and benefits. The impact of the Cronos GrowCo Transaction increased general and administrative expenses by $0.8 million. No such costs were incurred in the three months ended March 31, 2024.
Restructuring costs
For the three months ended March 31, 2025, restructuring costs were $0.6 million, representing an increase of $0.5 million from the three months ended March 31, 2024. For further information, see Note 8 “Restructuring” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Share-based compensation
For the three months ended March 31, 2025, share-based compensation expense was $2.1 million, representing an increase of $0.1 million from the three months ended March 31, 2024.
Depreciation and amortization
For the three months ended March 31, 2025, depreciation and amortization expenses were $0.5 million, representing a decrease of $0.6 million from the three months ended March 31, 2024. The decrease was primarily due to lower amortization on intangible assets.
Impairment loss on long-lived assets
For the three months ended March 31, 2024, impairment loss on long-lived assets was $2.0 million and was primarily due to the cessation of operations at Cronos Fermentation during the first quarter of 2024. For the three months ended March 31, 2025, there were no such impairment losses. For further information, see Note 8 “Restructuring” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Other income and income tax expense (benefit)

	Three months ended March 31,		Change
	2025	2024	$	%
Interest income, net	$9,665	$14,245	$(4,580)	(32)%
Share of income from equity method investments	—	1,448	(1,448)	(100)%
Gain (loss) on revaluation of financial instruments	49	(2,642)	2,691	102%
Impairment loss on other investments	—	(12,734)	12,734	N/M
Foreign currency transaction gain	1,583	13,259	(11,676)	(88)%
Other, net	43	(670)	713	N/M
Total other income	11,340	12,906	(1,566)	(12)%
Income tax expense (benefit)	(455)	(558)	103	18%
Net income (loss)	$7,723	$(2,484)	$10,207	N/M
(i)“N/M” is defined as not meaningful.
Interest income, net
For the three months ended March 31, 2025, interest income, net was $9.7 million, representing a decrease of $4.6 million from the three months ended March 31, 2024. The decrease in net interest income was primarily due to lower interest rates in the current period and the absence of income recognized on the Cronos GrowCo loan receivable, which is eliminated in consolidation, effective from and after July 1, 2024.
Share of income from equity method investments
For the three months ended March 31, 2025, we had no income from equity method investments, compared to $1.4 million for the three months ended March 31, 2024. As a result of the Cronos GrowCo Transaction on July 1, 2024, we now consolidate Cronos GrowCo and no longer account for our investment in Cronos GrowCo as an equity method investment. For further information, see Note 4 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.

Gain (loss) on revaluation of financial instruments
For the three months ended March 31, 2025, the income on revaluation of financial instruments was $49 thousand, representing an improvement of $2.7 million from the three months ended March 31, 2024. The change was primarily related to the change in fair value of our investment in Vitura. For further information, see Note 4 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Impairment loss on other investments
For the three months ended March 31, 2024, we recognized $12.7 million of impairment loss on other investments, driven by an impairment charge recorded on our PharmaCann Option for the difference between its estimated fair value and its carrying amount. There was no such impairment loss on other investments for the three months ended March 31, 2025. For further information, see Note 4 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Foreign currency transaction gain (loss)
For the three months ended March 31, 2025, foreign currency transaction gain was $1.6 million, representing a deterioration of $11.7 million from the three months ended March 31, 2024. The change was primarily due to certain foreign currency-denominated cash equivalents and certain foreign currency-denominated intercompany loans anticipated to be settled in the foreseeable future.
Other, net
Other, net primarily includes gains and losses on the disposal of assets.
Income tax benefit
For the three months ended March 31, 2025, income tax benefit was $0.5 million, compared to a benefit of $0.6 million for the three months ended March 31, 2024.

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
Adjusted EBITDA
Management reviews Adjusted EBITDA, a non-GAAP measure, which excludes non-cash items and items that do not reflect management’s assessment of ongoing business performance. Management defines Adjusted EBITDA as net income (loss) before interest, tax expense (benefit), depreciation and amortization adjusted for: share of (income) loss from equity method investments; impairment loss on goodwill and intangible assets; impairment loss on long-lived assets; (gain) loss on revaluation of derivative liabilities; (gain) loss on revaluation of financial instruments; gain on revaluation of loan receivable; gain on revaluation of equity method investment; transaction costs related to strategic projects; loss on held-for-sale assets; impairment loss on other investments; foreign currency transaction (gain) loss; other, net; loss from discontinued operations; restructuring costs; inventory write-downs resulting from restructuring actions; share-based compensation; costs related to the Israel Ministry of Economy and Industry dumping inquiry; purchase accounting adjustment-related inventory step-up adjustments recorded through cost of sales; and financial statement review costs and reserves related to the restatements of our 2019 and 2021 interim financial statements (the “Restatements”), including the costs related to the settlement of the SEC’s and the OSC’s investigations of the Restatements and legal costs of defending shareholder class action complaints brought against us as a result of the 2019 restatement (see Part II, Item 1 “Legal Proceedings” of this Quarterly Report for a discussion of the shareholder class action complaints relating to the restatement of the 2019 interim financial statements and the settlement of the SEC’s and the OSC’s investigations of the Restatements). Results are reported as total consolidated results, reflecting our reporting structure of one reportable segment.
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

The following tables set forth a reconciliation of Net income (loss) as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated:

Three months ended March 31, 2025
Net income	$7,723
Interest income, net	(9,665)
Income tax benefit	(455)
Depreciation and amortization	2,840
EBITDA	443
Gain on revaluation of financial instruments(ii)	(49)
Foreign currency transaction gain	(1,583)
Transaction costs(iv)	40
Other, net(v)	(43)
Restructuring costs(vi)	555
Share-based compensation(vii)	2,088
Financial statement review costs(viii)	47
Inventory step-up recorded to cost of sales(ix)	517
Israel Ministry of Economy and Industry dumping inquiry expense(x)	274
Adjusted EBITDA	$2,289

Three months ended March 31, 2024
Net loss	$(2,484)
Interest income, net	(14,245)
Income tax benefit	(558)
Depreciation and amortization	1,731
EBITDA	(15,556)
Share of income from equity method investments	(1,448)
Impairment loss on long-lived assets(i)	1,974
Loss on revaluation of financial instruments(ii)	2,642
Impairment loss on other investments(iii)	12,734
Foreign currency transaction gain	(13,259)
Other, net(v)	670
Restructuring costs(vi)	83
Share-based compensation(vii)	2,015
Financial statement review costs(viii)	(524)
Adjusted EBITDA	$(10,669)

(i)For the three months ended March 31, 2024, impairment loss on long-lived assets was primarily the result of the cessation of operations at Cronos Fermentation during the quarter.
(ii)For the three months ended March 31, 2025 and 2024, the (gain) loss on revaluation of financial instruments related primarily to the Company’s equity securities in Vitura.
(iii)For the three months ended March 31, 2024, impairment loss on other investments represents the fair value change on the PharmaCann Option.
(iv)For the three months ended March 31, 2025, transaction costs represented legal, financial and other advisory fees and expenses incurred in connection with the Cronos GrowCo Transaction. These costs are included in general and administrative expenses on the condensed consolidated statement of net income (loss) and comprehensive income (loss).
(v)For the three months ended March 31, 2025 and 2024, other, net related to (gain) loss on disposal of assets and (gain) loss on revaluation of derivative liabilities.
(vi)For the three months ended March 31, 2025, restructuring costs related to employee-related severance costs and IT infrastructure and finance transformation costs associated with the Realignment, as described in Note 8 “Restructuring.” For the three months ended March 31, 2024, restructuring costs related to employee-related severance costs and other restructuring costs associated with the Realignment, as described in Note 8 “Restructuring.”
(vii)For the three months ended March 31, 2025 and 2024, share-based compensation related to the non-cash expenses of share-based compensation awarded to employees under the Company’s share-based award plans as described in Note 9 “Share-based Compensation.”

(viii)For the three months ended March 31, 2025 and 2024, financial statement review costs include costs and reserves taken related to the Restatements, costs related to the Company’s responses to requests for information from various regulatory authorities relating to the Restatements and legal costs incurred defending shareholder class action complaints brought against the Company as a result of the 2019 restatement.
(ix)For the three months ended March 31, 2025, inventory step-up recorded to cost of sales represents the portion of the inventory step-up from the Cronos GrowCo Transaction that was recorded through the condensed consolidated statements of income (loss) and comprehensive income (loss).
(x)For the three months ended March 31, 2025, Israel Ministry of Economy and Industry dumping inquiry expense included expenditures relating to the regulatory inquiry about alleged dumping of medical cannabis products in Israel and related litigation and external relations expenses.
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
The following table sets forth a reconciliation of Gross profit and Gross margin, each as determined in accordance with U.S. GAAP, to Adjusted Gross Profit and Adjusted Gross Margin, respectively, for the periods indicated:

(in thousands of USD)	Three months ended March 31,		Change
	2025	2024	$	%
Net revenue	$32,262	$25,288	$6,974	28%

Gross profit	$13,734	$4,483	$9,251	206%
Inventory step-up recorded to cost of sales	517	—	517	N/A
Adjusted Gross Profit	$14,251	$4,483	$9,768	218%

Gross margin(i)	43%	18%	N/A	25	pp
Adjusted Gross Margin(ii)	44%	18%	N/A	26	pp
(i)Gross margin is defined as gross profit divided by net revenue.
(ii)Adjusted Gross Margin is defined as Adjusted Gross Profit divided by net revenue.
Constant Currency
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for net revenue, gross profit, gross profit margin, operating expenses, net income (loss) and Adjusted EBITDA for the three months ended March 31, 2025, as well as cash and cash equivalents and short-term investment balances as of March 31, 2025 compared to December 31, 2024, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the three month comparative period in 2024 rather than the actual average exchange rates in effect during the respective current period; constant currency current and prior comparative balance sheet information is translated at the prior year-end spot rate rather than the current period spot rate. All growth comparisons relate to the corresponding period in 2024. We have provided this non-GAAP financial information to aid investors in better understanding the performance of our operations. The non-GAAP financial measures presented in this Quarterly Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP. See further discussion on foreign currency risk as noted in Item 3 “Quantitative and Qualitative Disclosures About Market Risk.”

The table below sets forth certain measures of consolidated results from continuing operations on a constant currency basis for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 as well as cash and cash equivalents and short-term investments as of March 31, 2025 and December 31, 2024, both on an as-reported and constant currency basis (in thousands):

As Reported	As Adjusted for Constant Currency
Three months ended March 31,	As Reported Change	Three months ended March 31,	Constant Currency Change
2025	2024	$	%	2025	$	%
Net revenue	$32,262	$25,288	$6,974	28%	$33,622	$8,334	33%
Gross profit	13,734	4,483	9,251	206%	14,224	9,741	217%
Gross margin	43%	18%	N/A	25	pp	42%	N/A	24	pp

Operating expenses	17,806	20,431	(2,625)	(13)%	18,476	(1,955)	(10)%
Net income (loss)	7,723	(2,484)	10,207	N/M	7,321	9,805	N/M
Adjusted EBITDA	$2,289	$(10,669)	$12,958	N/M	$2,333	$13,002	N/M

As of March 31,	As of December 31,	As Reported Change	As of March 31,	Constant Currency Change
2025	2024	$	%	2025	$	%
Cash and cash equivalents	$797,819	$858,805	$(60,986)	(7)%	$798,128	$(60,677)	(7)%
Short-term investments	40,000	—	40,000	N/A	40,000	40,000	N/A
Total cash and cash equivalents and short-term investments	$837,819	$858,805	$(20,986)	(2)%	$838,128	$(20,677)	(2)%

Net revenue

	As Reported				As Adjusted for Constant Currency
	Three months ended March 31,		As Reported Change		Three months ended March 31,	Constant Currency Change
	2025	2024	$	%	2025	$	%
Cannabis flower	$23,344	$17,525	$5,819	33%	$24,165	$6,640	38%
Cannabis extracts	8,608	7,727	881	11%	9,151	1,424	18%
Other	310	36	274	761%	306	270	750%
Net revenue	$32,262	$25,288	$6,974	28%	$33,622	$8,334	33%

	As Reported				As Adjusted for Constant Currency
	Three months ended March 31,		As Reported Change		Three months ended March 31,	Constant Currency Change
	2025	2024	$	%	2025	$	%
Canada	$20,130	$18,871	$1,259	7%	$21,471	$2,600	14%
Israel	9,229	6,417	2,812	44%	9,093	2,676	42%
Other countries	2,903	—	2,903	N/A	3,058	3,058	N/A
Net revenue	$32,262	$25,288	$6,974	28%	$33,622	$8,334	33%

For the three months ended March 31, 2025, net revenue on a constant currency basis was $33.6 million, representing a 33% increase from the three months ended March 31, 2024. On a constant currency basis, net revenue increased for the three months ended March 31, 2025, primarily due to higher cannabis flower sales in Israel and other countries, which carry no excise taxes, and higher cannabis extract sales in the Canadian market. On a constant currency basis, the Cronos GrowCo Transaction contributed $3.1 million of cannabis flower sales in the three months ended March 31, 2025. No such sales were recognized for the three months ended March 31, 2024.
Gross profit
For the three months ended March 31, 2025, gross profit on a constant currency basis was $14.2 million, representing a 217% increase from the three months ended March 31, 2024. On a constant currency basis, gross profit increased for the three months ended March 31, 2025, primarily due to higher sales volumes and average sales prices, lower direct costs, and production efficiencies, partially offset by the impact on cost of sales from the inventory step-up from the Cronos GrowCo Transaction. On a constant currency basis, for the three months ended March 31, 2025, we recognized $0.6 million of inventory step-up from the Cronos GrowCo Transaction in cost of sales. No such costs were recognized for the three months ended March 31, 2024.
Operating expenses
For the three months ended March 31, 2025, operating expenses on a constant currency basis were $18.5 million, representing a 10% decrease from the three months ended March 31, 2024. On a constant currency basis, operating expenses decreased for the three months ended March 31, 2025, primarily due to lower impairment loss on long-lived assets, lower salaries and benefits, and lower amortization on intangible assets, partially offset by higher restructuring costs.
Net income (loss)
For the three months ended March 31, 2025, net income on a constant currency basis was $7.3 million, representing an improvement of $9.8 million from the three months ended March 31, 2024.
Adjusted EBITDA
For the three months ended March 31, 2025, Adjusted EBITDA on a constant currency basis was $2.3 million, representing a $13.0 million improvement from the three months ended March 31, 2024. The improvement in Adjusted EBITDA for the three months ended March 31, 2025 on a constant currency basis was driven by higher sales volumes and average sales prices, lower direct costs, production efficiencies, and lower operating expenses.
Cash and cash equivalents & short-term investments
Cash and cash equivalents and short-term investments on a constant currency basis decreased 2% to $838.1 million as of March 31, 2025, from $858.8 million as of December 31, 2024. The decrease in cash and cash equivalents and short-term investments on a constant currency basis is primarily due to purchases of property, plant and equipment in the three months ended March 31, 2025.

Liquidity and Capital Resources
As of March 31, 2025, we had $798 million in cash and cash equivalents and $40 million in short-term investments. We believe that the existing cash and cash equivalents and short-term investments will be sufficient to fund the business operations and capital expenditures over the next twelve months. The following table summarizes the cash flows from operating, investing and financing activities:

(In thousands of U.S. dollars)	Three months ended March 31,
	2025	2024
Net cash used in operating activities	$(2,096)	$(2,204)
Net cash provided by (used in) investing activities	(55,356)	189,556
Net cash used in financing activities	(2,930)	(645)
Effect of foreign currency translation on cash and cash equivalents	(604)	(884)
Net change in cash	$(60,986)	$185,823
Comparison of cash flows between the three months ended March 31, 2025 and the three months ended March 31, 2024
Operating activities
During the three months ended March 31, 2025, we used $2.1 million of cash from operating activities as compared to cash used of $2.2 million in the three months ended March 31, 2024, representing a decrease in cash used of $0.1 million. This change is primarily driven by a $7.9 million increase in net income after adjusting for non-cash items during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, partially offset by increases in accounts receivable and other receivables and decreases in accrued liabilities.
Investing activities
During the three months ended March 31, 2025, we used $55.4 million of cash from investing activities, compared to $189.6 million of cash provided in investing activities during the three months ended March 31, 2024, representing a change of $244.9 million. This change was driven by the purchase of short-term investments and higher capital expenditures during the three months ended March 31, 2025, compared to the maturity of certain short-term investments, which were reinvested as cash equivalents upon maturity during the three months ended March 31, 2024.
Financing activities
During the three months ended March 31, 2025, cash used in financing activities was $2.9 million, compared to $0.6 million of cash used in financing activities during the three months ended March 31, 2024, representing an increase of $2.3 million. This change is primarily driven by an increase in withholding taxes paid on share-based awards during the three months ended March 31, 2025 compared to three months ended March 31, 2024.
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
A 10% change in the exchange rates for the Canadian dollar would have affected the carrying amount of the net assets by approximately $37.2 million and $40.1 million as of March 31, 2025 and December 31, 2024, respectively. The corresponding impact would be recorded in accumulated other comprehensive income. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains and losses could have a significant, and potentially adverse, effect on the Company’s results of operations.
During the three months ended March 31, 2025, the Company had foreign currency gain on translation of $3.1 million. During the three months ended March 31, 2024 the Company had foreign currency loss on translation of $22.4 million.
Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those which possess a short term to maturity. During the three months ended March 31, 2025 and 2024, we had interest income, net of $9.7 million and $14.2 million, respectively. A 10% decrease in the interest rate in effect on March 31, 2025 would not have a material effect on the fair value of our cash equivalents and short-term investments as the majority of the portfolio had a maturity date of three months or less. A 10% decrease in the interest rate in effect for the three months ended March 31, 2025 would have an effect of $0.9 million on interest income, net earned on our cash equivalents and short-term investments.

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of March 31, 2025. Based on that evaluation, management has concluded that, as of March 31, 2025, the disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1: Legal Proceedings.
The information set forth under Note 10(b), Contingencies, to the Company’s condensed consolidated interim financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report is incorporated herein by reference.

Item 1A: Risk Factors.
An investment in us involves a number of risks. A detailed discussion of our risk factors appears in Part I, Item 1A. Risk Factors of the Annual Report. Any of the matters highlighted in the risk factors described in the Annual Report could adversely affect our business, results of operations and financial condition, causing an investor to lose all, or part of, its, his or her investment. These risks and uncertainties are those we currently believe to be material, but they are not the only ones we face. If any of these risks and uncertainties, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows and consequently the price of our securities could be materially and adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
Certain of our officers or directors have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5–1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
Buggy Appointment
Effective as of May 6, 2025, Shannon Buggy’s title was changed from Senior Vice President, Global Head of People to Senior Vice President, Global Head of People and Technology. In connection with the foregoing, Ms. Buggy’s annual base salary increased to $330,000, her annual target bonus opportunity under the Company’s short-term incentive compensation plan increased to 60% of her base salary; and her target annual long-term incentive compensation opportunity increased to 75% of her base salary. All other terms and conditions of Ms. Buggy’s employment remained the same. Ms. Buggy will also receive a one-time award of restricted stock units, vesting in three substantially equal annual installments beginning on the first anniversary of the grant date, in the amount of $122,500 to be granted during the Company’s next open trading window, expected to commence on or about May 9, 2025.

Item 6. Exhibits
The exhibits listed in the Exhibit Index immediately below are filed as part of this Quarterly Report, which Exhibit Index is incorporated by reference herein.

Exhibit Number	Exhibit Index
3.1	Certificate of Continuance and Articles of Cronos Group Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed on August 8, 2024).
10.1†
Amended and Restated Executive Employment Agreement, dated March 19, 2025, by and among Cronos USA Client Services LLC (“Cronos USA”), the Company and Anna Shlimak (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cronos Group Inc., filed on March 19, 2025).

10.2†
Separation Agreement, dated March 19, 2025, by and among Cronos USA, the Company and James Holm (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cronos Group Inc., filed on March 19, 2025).

10.3†*	Letter Agreement by and among Shannon Buggy, Cronos USA and the Company, dated May 6, 2025.
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

CRONOS GROUP INC.

	By:	/s/ Anna Shlimak
Anna Shlimak Chief Financial Officer
May 8, 2025

	By:	/s/ Jimmy McGinness
Jimmy McGinness Vice President, Controller, and Principal Accounting Officer
May 8, 2025