Form 10-Q
period 2025-06-30
Cronos Group Inc.
filed 2025-08-07
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
or
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

As of August 4, 2025, there were 382,939,590 common shares of the registrant issued and outstanding.

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

(Exchange rates are shown as C$ per $)	As of
	June 30, 2025	June 30, 2024	December 31, 2024
Spot rate	1.3608	1.3674	1.4351
Year-to-date average rate	1.4094	1.3581	N/A

(Exchange rates are shown as ILS per $)	As of
	June 30, 2025	June 30, 2024	December 31, 2024
Spot rate	3.3683	3.7742	3.6526
Year-to-date average rate	3.5954	3.6950	N/A
All summaries of agreements described herein are qualified by the full text of such agreements (certain of which have been filed as exhibits with the U.S. Securities and Exchange Commission).

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Cronos Group Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	As of June 30, 2025	As of December 31, 2024
Assets
Current assets
Cash and cash equivalents	$794,416	$858,805
Short-term investments	40,000	—
Accounts receivable, net	26,619	15,462
Interest receivable	3,228	8,690
Other receivables	9,529	5,000
Current portion of loans receivable, net	—	618
Inventory, net	42,142	33,149
Prepaids and other current assets	5,191	6,277
Held-for-sale assets	6,022	8,112
Total current assets	927,147	936,113
Other investments	2,251	2,813
Non-current portion of loans receivable, net	13,767	15,526
Property, plant and equipment, net	150,243	133,189
Right-of-use assets	1,677	1,390
Goodwill	66,918	63,453
Intangible assets, net	10,565	11,257
Deferred tax assets	2,659	2,571
Total assets	$1,175,227	$1,166,312
Liabilities
Current liabilities
Accounts payable	$12,136	$16,973
Income taxes payable	14	9
Accrued liabilities	24,637	31,653
Current portion of lease obligation	822	1,025
Derivative liabilities	3	40
Total current liabilities	37,612	49,700
Non-current portion due to non-controlling interests	680	1,073
Non-current portion of lease obligation	1,189	993
Deferred tax liabilities	5,540	3,564
Total liabilities	45,021	55,330
Shareholders’ equity
Share capital and additional paid-in capital (no par value; authorized for issue as of June 30, 2025 and December 31, 2024: unlimited; shares outstanding as of June 30, 2025 and December 31, 2024: 383,806,912 and 382,530,780, respectively)	666,614	669,879
Retained earnings	424,080	457,709
Accumulated other comprehensive loss	(8,404)	(63,525)
Total equity attributable to shareholders of Cronos Group	1,082,290	1,064,063
Non-controlling interests	47,916	46,919
Total shareholders’ equity	1,130,206	1,110,982
Total liabilities and shareholders’ equity	$1,175,227	$1,166,312
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Net Loss and Comprehensive Income (Loss)
(In thousands of U.S. dollars, except share and per share amounts, unaudited)	Table of Contents

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net revenue, before excise taxes	$44,252	$38,678	$86,150	$74,045
Excise taxes	(10,797)	(10,916)	(20,433)	(20,995)
Net revenue	33,455	27,762	65,717	53,050
Cost of sales	18,865	21,070	37,393	41,875
Inventory write-down	86	395	86	395
Gross profit	14,504	6,297	28,238	10,780
Operating expenses
Sales and marketing	5,347	4,330	9,912	9,662
Research and development	929	962	1,722	1,959
General and administrative	10,536	12,767	19,845	21,674
Restructuring costs	768	547	1,323	630
Share-based compensation	1,381	2,236	3,469	4,251
Depreciation and amortization	867	1,016	1,363	2,139
Impairment loss on long-lived assets	—	—	—	1,974
Total operating expenses	19,828	21,858	37,634	42,289
Operating loss	(5,324)	(15,561)	(9,396)	(31,509)
Other income (expense)
Interest income, net	8,997	13,451	18,662	27,696
Share of income from equity method investments	—	917	—	2,365
Loss on revaluation of financial instruments	(640)	(3,615)	(591)	(6,257)
Impairment loss on other investments	—	(12,916)	—	(25,650)
Foreign currency gain (loss)	(39,538)	6,543	(37,955)	19,802
Loss on held-for-sale assets	(2,501)	—	(2,501)	—
Other, net	(1)	248	42	(422)
Total other income (expense)	(33,683)	4,628	(22,343)	17,534
Loss before income taxes	(39,007)	(10,933)	(31,739)	(13,975)
Income tax benefit	(525)	(2,174)	(980)	(2,732)
Net loss	(38,482)	(8,759)	(30,759)	(11,243)
Net income (loss) attributable to non-controlling interest	1,229	(2)	2,830	(245)
Net loss attributable to Cronos Group	$(39,711)	$(8,757)	$(33,589)	$(10,998)
Comprehensive income (loss)
Net loss	$(38,482)	$(8,759)	$(30,759)	$(11,243)
Other comprehensive income (loss)
Foreign exchange gain (loss) on translation	60,228	(10,160)	57,146	(32,521)
Comprehensive income (loss)	21,746	(18,919)	26,387	(43,764)
Comprehensive income (loss) attributable to non-controlling interests	3,412	58	4,855	(75)
Comprehensive income (loss) attributable to Cronos Group	$18,334	$(18,977)	$21,532	$(43,689)
Net loss per share
Basic net loss per share attributable to Cronos Group	$(0.10)	$(0.02)	$(0.09)	$(0.03)
Diluted net loss per share attributable to Cronos Group	$(0.10)	$(0.02)	$(0.09)	$(0.03)
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity
For the six months ended June 30, 2025 and 2024
(In thousands of U.S. dollars, except share amounts, unaudited)

	Number of shares	Share capital and additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of December 31, 2024	382,530,780	$669,879	$457,709	$(63,525)	$46,919	$1,110,982
Activities relating to share-based compensation	2,875,615	(843)	(15)	—	—	(858)
Net income	—	—	6,122	—	1,601	7,723
Foreign exchange loss on translation	—	—	—	(2,924)	(158)	(3,082)
Balance as of March 31, 2025	385,406,395	$669,036	$463,816	$(66,449)	$48,362	$1,114,765
Activities relating to share-based compensation	275,468	1,190	(25)	—	—	1,165
Share repurchases	(1,874,951)	(3,612)	—	—	—	(3,612)
Dividend paid to non-controlling interest	—	—	—	—	(3,858)	(3,858)
Net income (loss)	—	—	(39,711)	—	1,229	(38,482)
Foreign exchange gain on translation	—	—	—	58,045	2,183	60,228
Balance as of June 30, 2025	383,806,912	$666,614	$424,080	$(8,404)	$47,916	$1,130,206

	Number of shares	Share capital and additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of December 31, 2023	381,298,853	$662,174	$416,719	$20,678	$(3,447)	$1,096,124
Activities relating to share-based compensation	712,325	1,499	—	—	—	1,499
Net loss	—	—	(2,241)	—	(243)	(2,484)
Foreign exchange gain (loss) on translation	—	—	—	(22,471)	110	(22,361)
Balance as of March 31, 2024	382,011,178	$663,673	$414,478	$(1,793)	$(3,580)	$1,072,778
Activities relating to share-based compensation	269,547	2,004	(71)	—	—	1,933
Net loss	—	—	(8,757)	—	(2)	(8,759)
Foreign exchange gain (loss) on translation	—	—	—	(10,220)	60	(10,160)
Balance as of June 30, 2024	382,280,725	$665,677	$405,650	$(12,013)	$(3,522)	$1,055,792
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	Six months ended June 30,
	2025	2024
Operating activities
Net loss	$(30,759)	$(11,243)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	3,469	4,251
Depreciation and amortization	7,042	3,244
Impairment loss on long-lived assets	—	1,974
Impairment loss on other investments	—	25,650
Loss from investments	700	3,732
Changes in expected credit losses on long-term financial assets	(11)	1,021
Loss on held-for-sale assets	2,501	—
Inventory step-up recorded to cost of sales	517	—
Foreign currency (gain) loss	37,955	(19,802)
Other non-cash operating activities, net	1,329	829
Changes in operating assets and liabilities:
Accounts receivable, net	(9,794)	(2,723)
Interest receivable	6,240	1,174
Other receivables	(4,071)	(1,009)
Prepaids and other current assets	1,386	(5)
Inventory, net	(6,717)	292
Accounts payable	(1,056)	(4,482)
Income taxes payable	4	(47)
Accrued liabilities	(8,013)	(3,316)
Net cash provided by (used in) operating activities	722	(460)
Investing activities
Proceeds from short-term investments	—	187,447
Purchase of short-term investments	(40,000)	—
Advances on loans receivable	—	(8,836)
Proceeds from repayment on loans receivable	2,855	5,298
Purchase of property, plant and equipment, net of disposals	(19,095)	(2,453)
Purchase of intangible assets, net of disposals	(99)	(457)
Net cash provided by (used in) investing activities	(56,339)	180,999
Financing activities
Repurchases of common stock	(3,612)	—
Dividend paid to non-controlling interest	(3,858)	—
Withholding taxes paid on share-based awards	(3,146)	(905)
Net cash used in financing activities	(10,616)	(905)
Effect of foreign currency translation on cash and cash equivalents	1,844	(736)
Net change in cash and cash equivalents	(64,389)	178,898
Cash and cash equivalents, beginning of period	858,805	669,291
Cash and cash equivalents, end of period	$794,416	$848,189
Supplemental cash flow information
Interest paid	$—	$—
Interest received	$24,451	$28,291
Income taxes paid	$59	$614
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
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
(b)Basis of presentation
These condensed consolidated interim financial statements of Cronos are unaudited. They have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and with applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for any other reporting period.
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
(d)Revenue recognition
The following tables present the Company’s revenue by major product category:

	Three months ended June 30,
	2025	2024
Cannabis flower	$25,025	$20,661
Cannabis extracts	8,360	7,064
Other	70	37
Net revenue	$33,455	$27,762

	Six months ended June 30,
	2025	2024
Cannabis flower	$48,369	$38,186
Cannabis extracts	16,968	14,791
Other	380	73
Net revenue	$65,717	$53,050

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
Net revenue attributed to a geographic region based on the location of the customer were as follows:

	Three months ended June 30,
	2025	2024
Canada	$19,150	$19,844
Israel	9,376	6,889
Other countries	4,929	1,029
Net revenue	$33,455	$27,762

	Six months ended June 30,
	2025	2024
Canada	$39,280	$38,715
Israel	18,605	13,306
Other countries	7,832	1,029
Net revenue	$65,717	$53,050
(e)Short-term Investments
Short-term investments are classified as held-to-maturity and recorded at cost. Interest earned on short-term investments is recorded in other receivables on the consolidated balance sheets and interest income, net on the condensed consolidated statements of net loss and comprehensive income (loss). Cash inflows and outflows related to the purchase and maturity of short-term investments are classified as investing activities in the Company’s consolidated statements of cash flows. As of June 30, 2025, the Company’s short-term investments of $40,000 were comprised of Guaranteed Investment Certificates held in Canada.
(f)Concentration of risk
Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk from its operating activities, primarily accounts receivable and other receivables, and its investing activities, including cash held with banks and financial institutions, short-term investments and loans receivable. The Company’s maximum exposure to this risk is equal to the carrying amount of these financial assets, which amounted to $887,559 and $904,101 as of June 30, 2025 and December 31, 2024, respectively.
An impairment analysis is performed at each reporting date using a provision matrix to measure expected credit losses. The provision rates are based on the days past due for groupings of various customer segments with similar loss patterns. The calculation reflects the probability-weighted outcome, the time value of money and reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Accounts receivable are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, amongst others, the failure of a debtor to engage in a repayment plan, and a failure to make contractual payments for a period of greater than 120 days past due. As of June 30, 2025 and December 31, 2024, the Company had $7 and $7, respectively, in expected credit losses that have been recognized on receivables from contracts with customers.
As of June 30, 2025, the Company assessed that there is a concentration of credit risk, as 33% of the Company’s accounts receivable were due from two customers with an established credit history with the Company. As of December 31, 2024, 27% of the Company’s accounts receivable were due from one customer with an established credit history with the Company.
The Company sells products to a limited number of major customers. Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s net revenue before excise taxes. During the three months ended June 30, 2025, the Company earned a total net revenue before excise taxes of $18,112 from two major customers, together accounting for 41% of the Company’s total net revenue before excise taxes. During the three months ended June 30, 2024, the Company earned a total net revenue before excise taxes of $19,941 from two major customers, together accounting for 52% of the Company’s total net revenue before excise taxes. During the six months ended June 30, 2025, the Company earned a total net revenue before excise taxes of $35,856 from two major customers, together accounting for 42% of the Company’s total net revenue before excise taxes. During the six months ended June 30, 2024, the Company earned a total net revenue before excise taxes of $45,482 from three major customers, together accounting for 62% of the Company’s total net revenue before excise taxes.

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
The inventory acquired in the Cronos GrowCo Transaction of $15,754 included a step-up to fair value of $5,605. For the three and six months ended June 30, 2025, the Company recognized nil and $517, respectively, of this inventory step-up into cost of sales on the condensed consolidated statements of net loss and comprehensive income (loss). As of June 30, 2025, none of the inventory step-up was remaining in the Company’s inventory on the condensed consolidated balance sheet.
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
For the three and six months ended June 30, 2025, net revenue attributable to Cronos GrowCo was $2,211 and $5,096, respectively and income before income taxes attributable to Cronos GrowCo was $56 and $847, respectively. Business combination-related costs of $32 and $72 were incurred in relation to the Cronos GrowCo Transaction in the three and six months ended June 30, 2025, respectively, and were reported in general and administrative expenses on the condensed consolidated statements of net loss and comprehensive income (loss).
As a result of the Cronos GrowCo Transaction, the Company recorded goodwill of $65,269, none of which is deductible for income tax purposes. The goodwill acquired was primarily attributable to the ability to realize synergies, enhance Cronos’ supply capabilities and support future growth opportunities from the expansion of Cronos GrowCo’s cultivation and processing facilities.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
3. Inventory, net
Inventory, net is comprised of the following items:

	As of June 30, 2025	As of December 31, 2024
Raw materials	$5,831	$5,400
Work-in-progress	23,707	14,350
Finished goods	12,432	13,248
Supplies and consumables	172	151
Total	$42,142	$33,149
As a result of the Cronos GrowCo Transaction, the Company recorded a step-up to Cronos GrowCo’s existing inventory of $5,605 to bring the inventory balance acquired by the Company to its fair value. For the three and six months ended June 30, 2025, the Company recognized nil and $517, respectively, of this inventory step-up into cost of sales on the condensed consolidated statements of net loss and comprehensive income (loss). As of June 30, 2025, none of the inventory step-up was remaining in the Company’s inventory on the condensed consolidated balance sheets. See Note 2 “Business Combination” for further information.
4. Investments
(a)Investments in equity method investments, net
The following is a summary of the Company’s share of net income from equity investments accounted for under the equity method of accounting:

	Three months ended June 30, 2024	Six months ended June 30, 2024
Cronos GrowCo(i)	$917	$2,365
	$917	$2,365
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
PharmaCann Option
On June 14, 2021, the Company purchased an option (the “PharmaCann Option”) to acquire 473,787 shares of Class A Common Stock of PharmaCann, Inc. (“PharmaCann”), a vertically integrated cannabis company in the United States, at an exercise price of $0.0001 per share, representing approximately 10.5% of PharmaCann’s issued and outstanding capital stock on a fully diluted basis as of the date of the PharmaCann Option, for an aggregate purchase price of approximately $110,392. The PharmaCann Option is classified as an investment in an equity security without a readily determinable fair value. The Company measures the PharmaCann Option at cost less accumulated impairment charges, if any, and subsequently adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As of June 30, 2025 and December 31, 2024, the Company’s ownership percentage in PharmaCann on a fully diluted basis was approximately 0.8% and 5.8%, respectively. The decrease in ownership percentage in the six months ended June 30, 2025, was the result of the exercise of convertible notes by PharmaCann shareholders unrelated to Cronos in the first quarter of 2025, and an increase in the amount of shares that can be converted from PharmaCann’s existing convertible notes in the second quarter of 2025. The decrease in the Company’s ownership percentage since acquisition does not materially affect the Company’s rights under the PharmaCann Option. The net book value of the PharmaCann Option was nil as of both June 30, 2025 and December 31, 2024.
During the first and second quarters of 2024, the Company identified adverse forecast changes in the financial performance of PharmaCann as indicators of impairment related to the PharmaCann Option and conducted analyses comparing the PharmaCann Option’s carrying amount to its estimated fair value. The fair value was estimated using the market approach. Under the market approach, the key assumptions are the selected multiples and the discount for lack of marketability. As a result of these analyses, the Company recorded non-cash impairment charges of $12,734 and $12,916 in the first and second quarters of 2024, respectively, as the difference between the carrying amount of the PharmaCann Option and its estimated fair value, in the condensed consolidated statements of net loss and comprehensive income (loss) for the six months ended June 30, 2024.

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
Vitura
On February 12, 2025, Vitura Health Limited (“Vitura”) issued an additional 74,814,757 common shares diluting the Company’s ownership in Vitura from approximately 10% to approximately 8.3%. As of June 30, 2025, the Company’s ownership percentage in Vitura remained at approximately 8.3% of its outstanding common shares. The investment is considered an equity security with a readily determinable fair value. Changes in the fair value of the investment are recorded as loss on revaluation of financial instruments on the condensed consolidated statements of net loss and comprehensive income (loss).
The following table summarizes the Company’s other investments activity:

	As of March 31, 2025	Unrealized loss	Impairment charges	Foreign exchange effect	As of June 30, 2025
Vitura	$2,755	$(632)	$—	$128	$2,251
	$2,755	$(632)	$—	$128	$2,251

	As of December 31, 2024	Unrealized loss	Impairment charges	Foreign exchange effect	As of June 30, 2025
Vitura	$2,813	$(700)	$—	$138	$2,251
	$2,813	$(700)	$—	$138	$2,251

	As of March 31, 2024	Unrealized loss	Impairment charges	Foreign exchange effect	As of June 30, 2024
PharmaCann	$12,916	$—	$(12,916)	$—	$—
Vitura	6,842	(3,755)	—	81	3,168
	$19,758	$(3,755)	$(12,916)	$81	$3,168

	As of December 31, 2023	Unrealized loss	Impairment charges	Foreign exchange effect	As of June 30, 2024
PharmaCann	$25,650	$—	$(25,650)	$—	$—
Vitura	9,601	(6,097)	—	(336)	3,168
	$35,251	$(6,097)	$(25,650)	$(336)	$3,168

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
5. Loans Receivable, net
Loans receivable, net consists of the following:

	As of June 30, 2025	As of December 31, 2024
Current portion of Mucci Promissory Note accrued interest	$—	$618
Total current portion of loans receivable, net	—	618
Mucci Promissory Note	11,497	13,464
Cannasoul Collaboration Loan	1,874	1,736
Add: Long-term portion of accrued interest	396	326
Total long-term portion of loans receivable, net	13,767	15,526
Total loans receivable, net	$13,767	$16,144
Cronos GrowCo Credit Facility
On August 23, 2019, the Company, as lender, and Cronos GrowCo, as borrower, entered into a senior secured credit agreement for an aggregate principal amount of C$100,000 (the “GrowCo Credit Facility”). The GrowCo Credit Facility is secured by substantially all present and after-acquired personal and real property of Cronos GrowCo. In August 2021, the GrowCo Credit Facility was amended to increase the aggregate principal amount available to C$105,000. For the three months ended June 30, 2024, Cronos GrowCo repaid C$1,667 ($1,216) in principal and paid C$1,920 ($1,401) in interest related to the GrowCo Credit Facility. For the six months ended June 30, 2024, Cronos GrowCo repaid C$3,333 ($2,447) in principal and paid C$3,862 ($2,835) in interest related to the GrowCo Credit Facility.
In June 2024, the GrowCo Credit Facility was amended to increase the aggregate principal amount available by C$70,000 by providing a second secured non-revolving credit facility (“Term Loan B”). The funds from Term Loan B have been used to expand Cronos GrowCo’s purpose-built cannabis facility and Term Loan B will mature 10 years after the commencement of sales from the Phase 2 Expansion Area. Principal will be repaid under Term Loan B on a quarterly basis after the commencement of sales from the Phase 2 Expansion Area. Interest on Term Loan B is payable on a quarterly basis until maturity beginning after the first borrowing under Term Loan B. Prior to July 1, 2024, only C$12,000 of the C$70,000 increased principal availability could be drawn, which Cronos GrowCo drew in full on June 20, 2024.
As a result of the Cronos GrowCo Transaction on July 1, 2024, the existing loans receivable under the GrowCo Credit Facility were remeasured at their fair value and effectively settled. See Note 2 “Business Combination” for further information regarding the Cronos GrowCo Transaction.
Mucci Promissory Note
On June 28, 2019, the Company entered into a promissory note receivable agreement (the “Mucci Promissory Note”) for C$16,350 (approximately $12,015) with the Cronos GrowCo joint venture partner (“Mucci”). The Mucci Promissory Note is secured by a general security agreement covering all the assets of Mucci. Prior to July 1, 2022, interest accrued on the Mucci Promissory Note was capitalized as part of the principal balance. On September 30, 2022, the Mucci Promissory Note was amended and restated to increase the interest rate from 3.95% to the Canadian Prime Rate plus 1.25%, change the interest payments from quarterly to annual, and defer Mucci’s initial cash interest payment from September 30, 2022 to July 1, 2023. On June 20, 2024, the Mucci Promissory Note was amended and restated. As a result, interest accrued on the Mucci Promissory Note between July 1, 2023 and July 1, 2024 was capitalized as part of the principal balance. As of July 1, 2024, interest is accrued and to be paid in cash beginning on July 1, 2025. For both the three and six months ended June 30, 2025, Mucci made principal repayments of $2,855 and interest payments of $1,003 on the Mucci Promissory Note. For both the three and six months ended June 30, 2024, there were no repayments of principal or interest on the Mucci Promissory Note.
Cannasoul Collaboration Loan
The Company holds a variable interest in Cannasoul Lab Services Ltd. (“CLS”). CLS is a wholly owned subsidiary of Cannasoul Analytics Ltd., which is in the process of establishing a commercial cannabis analytical testing laboratory (the “Cannasoul Laboratory”) located on the premises of Cronos Israel (the “Cannasoul Collaboration”). Cronos Israel agreed to advance up to ILS 8,297 ($2,463) by a non-recourse loan (the “Cannasoul Collaboration Loan”) to CLS over a period of two years from April 1, 2020 for the capital and operating expenditures of the Cannasoul Laboratory. The Cannasoul Collaboration Loan bears interest at 3.5% annually. Cronos Israel will receive 70% of the profits of the Cannasoul Laboratory until such time as it has recovered 150% of the amounts advanced to CLS, after which time it will receive 50% of the Cannasoul Laboratory profits. As a result, the Company is exposed to economic variability from CLS’s performance. The Company does not consolidate CLS as it does not have the power to

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
As of both June 30, 2025 and December 31, 2024, CLS has received ILS 8,297 (approximately $2,463 and $2,272, respectively), from the Cannasoul Collaboration Loan.
Expected credit loss allowances on the Company’s long-term financial assets for the three and six months ended June 30, 2025 and 2024 were comprised of the following items:

	As of March 31, 2025	Increase (decrease)(ii)	Foreign exchange effect	As of June 30, 2025
Mucci Promissory Note	$93	$(24)	$5	$74
Cannasoul Collaboration Loan	529	4	56	589
	$622	$(20)	$61	$663

	As of December 31, 2024	Increase (decrease)(ii)	Foreign exchange effect	As of June 30, 2025
Mucci Promissory Note	$88	$(19)	$5	$74
Cannasoul Collaboration Loan	535	8	46	589
	$623	$(11)	$51	$663

	As of March 31, 2024	Increase (decrease)(iii)	Foreign exchange effect	As of June 30, 2024
GrowCo Credit Facility(i)	$10,740	$1,207	$(109)	$11,838
Mucci Promissory Note	89	1	—	90
Cannasoul Collaboration Loan	518	4	(16)	506
	$11,347	$1,212	$(125)	$12,434

	As of December 31, 2023	Increase (decrease)(iii)	Foreign exchange effect	As of June 30, 2024
GrowCo Credit Facility(i)	$11,176	$1,010	$(348)	$11,838
Mucci Promissory Note	89	3	(2)	90
Cannasoul Collaboration Loan	524	8	(26)	506
	$11,789	$1,021	$(376)	$12,434
(i)The Company obtained control of Cronos GrowCo on July 1, 2024, and, as a result, the loans receivable from Cronos GrowCo are now accounted for as intercompany transactions and eliminated upon consolidation from the business combination date onwards. See Note 2 “Business Combination” for further information.
(ii)During the three and six months ended June 30, 2025, $20 and $11, respectively, were recorded as decreases to general and administrative expenses on the condensed consolidated statements of net loss and comprehensive income (loss) as a result of adjustments to our expected credit losses.
(iii)During the three and six months ended June 30, 2024, $1,212 and $1,021 were recorded as increases to general and administrative expenses on the condensed consolidated statements of net loss and comprehensive income (loss) as a result of adjustments to our expected credit losses.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
6. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	As of June 30, 2025	As of December 31, 2024
Cost
Land	$6,875	$6,389
Building and leasehold improvements	239,415	192,059
Machinery and Equipment	45,420	36,741
Furniture and fixtures	2,652	2,687
Construction in progress	634	28,710
Less: accumulated depreciation	(35,608)	(29,798)
Less: accumulated impairment charges	(109,145)	(103,599)
Property, Plant and Equipment, net	$150,243	$133,189
During the first quarter of 2024, the Company ceased operations at its Winnipeg, Manitoba facility (“Cronos Fermentation”), performed an assessment under ASC 360 of the recoverability of the carrying value of the Cronos Fermentation assets and determined the carrying value of the assets was not fully recoverable. The fair value was estimated using a combination of the market and income approaches. As a result of this analysis, an impairment loss on long-lived assets of $1,631 was recorded to the condensed consolidated statements of net loss and comprehensive income (loss) in the six months ended June 30, 2024. As of both June 30, 2025 and December 31, 2024, the Cronos Fermentation assets were classified as held-for-sale on the condensed consolidated balance sheets. See Note 8 “Restructuring” for further information.
For the three and six months ended June 30, 2025, depreciation expense on property, plant and equipment was $3,467 and $5,611, respectively. For the three and six months ended June 30, 2024, depreciation expense on property, plant and equipment was $551 and $1,308, respectively. This depreciation expense was included in cost of sales as well as depreciation and amortization in operating expenses on the condensed consolidated statements of net loss and comprehensive income (loss).
As of June 30, 2025 and December 31, 2024, the Company had $4,090 and $8,828, respectively, of unpaid purchases of property, plant and equipment accrued in accounts payable on the condensed consolidated balance sheets.
7. Goodwill and Intangible Assets, net
(a)    Goodwill
Goodwill is comprised of the following items as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Cost	Accumulated impairment charges	Net
Peace Naturals	$1,029	$—	$1,029
Cronos GrowCo	65,889	—	65,889
	$66,918	$—	$66,918

	As of December 31, 2024
	Cost	Accumulated impairment charges	Net
Peace Naturals	$976	$—	$976
Cronos GrowCo	62,477	—	62,477
	$63,453	$—	$63,453

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(b)    Intangible assets, net
Intangible assets, net are comprised of the following items as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	$7,347	$(5,696)	$(76)	$1,575
Health Canada licenses	8,236	(1,764)	(6,472)	—
Ginkgo exclusive licenses	27,567	(5,620)	(21,947)	—
Israeli codes(i)	305	(90)	—	215
Know-how(ii)	8,083	(808)	—	7,275
Total definite-lived intangible assets	51,538	(13,978)	(28,495)	9,065
Lord Jones® brand	64,000	—	(62,500)	1,500
Trademarks	142	—	(142)	—
Total intangible assets	$115,680	$(13,978)	$(91,137)	$10,565

	As of December 31, 2024
	Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	$6,988	$(4,646)	$(72)	$2,270
Health Canada licenses	7,810	(1,673)	(6,137)	—
Ginkgo exclusive licenses	26,139	(5,329)	(20,810)	—
Israeli codes(i)	281	(76)	—	205
Know-how(ii)	7,665	(383)	—	7,282
Total definite-lived intangible assets	48,883	(12,107)	(27,019)	9,757
Lord Jones® brand	64,000	—	(62,500)	1,500
Trademarks	142	—	(142)	—
Total intangible assets	$113,025	$(12,107)	$(89,661)	$11,257
(i)The Israeli codes were transferred by non-controlling interests to Cronos Israel in exchange for their equity interests in the Cronos Israel entities.
(ii)Know-how was acquired as part of the Cronos GrowCo Transaction. See Note 2 “Business Combination” for further information. Amortization costs associated with the know-how intangible asset are recorded to cost of sales on the consolidated statements of net loss and comprehensive income (loss).
As of June 30, 2025, the estimated future amortization of definite-lived intangible assets is as follows:

As of June 30, 2025
Remainder of 2025 (6 months)	$938
2026	1,596
2027	1,059
2028	841
2029	839
Thereafter	3,792
$9,065

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
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
During the first quarter of 2024, the Company ceased operations at Cronos Fermentation, performed an assessment under ASC 360 Property, Plant and Equipment of the recoverability of the carrying value of the Cronos Fermentation assets and determined the carrying value of the assets was not fully recoverable. The fair value was estimated using a combination of the market and income approaches. As a result of this analysis, an impairment loss on long-lived assets of $1,631 was recorded to the condensed consolidated statements of net loss and comprehensive loss in the three months ended March 31, 2024. In addition, the Cronos Fermentation assets were classified as held-for-sale in the first quarter of 2024 and continue to be classified as held-for-sale as of June 30, 2025. During the second quarter of 2025, the Company revised its listing price and reassessed the fair value of the Cronos Fermentation assets, which resulted in the recognition of a loss on held-for-sale assets of $2,501 on the condensed consolidated statements of net loss and comprehensive income (loss) in both the three and six months ended June 30, 2025. The fair value was estimated using a combination of the market and income approaches. Under the market approach, the key assumptions are the selected comparable transactions and adjustments made based on age, condition and type of sale. Under the income approach, the key assumptions are the market rent and capitalization rate.
During the three and six months ended June 30, 2025, the Company incurred $768 and $1,323, respectively, in restructuring costs in connection with the Realignment. During the three and six months ended June 30, 2024, the Company incurred $547 and $630 of restructuring costs in connection with the Realignment. Charges related thereto include employee-related costs such as severance and other termination benefits, as well as IT infrastructure and finance transformation costs associated with the Realignment.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following tables summarize the Company’s restructuring activity for the three and six months ended June 30, 2025:

	Accrual as of March 31, 2025	Expenses	Payments/Write-offs	Accrual as of June 30, 2025
Employee Termination Benefits	$257	$363	$(516)	$104
Other Restructuring Costs	183	405	(480)	108
Total	$440	$768	$(996)	$212

	Accrual as of December 31, 2024	Expenses	Payments/Write-offs	Accrual as of June 30, 2025
Employee Termination Benefits	$—	$620	$(516)	$104
Other Restructuring Costs	—	703	(595)	108
Total	$—	$1,323	$(1,111)	$212
The following tables summarize the Company’s restructuring activity for the three and six months ended June 30, 2024:

	Accrual as of March 31, 2024	Expenses	Payments/Write-offs	Accrual as of June 30, 2024
Employee Termination Benefits	$38	$—	$(14)	$24
Other Restructuring Costs	—	547	—	547
Total	$38	$547	$(14)	$571

	Accrual as of December 31, 2023	Expenses	Payments/Write-offs	Accrual as of June 30, 2024
Employee Termination Benefits	$150	$62	$(188)	$24
Other Restructuring Costs	—	568	(21)	547
Total	$150	$630	$(209)	$571
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
The following table summarizes the total share-based compensation expense associated with the Company’s stock options and RSUs for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Stock options	$79	$33	$154	$67
RSUs	1,302	2,203	3,315	4,184
Total share-based compensation	$1,381	$2,236	$3,469	$4,251
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

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following is a summary of the changes in stock options for the six months ended June 30, 2025 and 2024:

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of December 31, 2024	$5.63	717,264	3.65
Balance as of June 30, 2025	$5.63	717,264	2.51
Exercisable as of June 30, 2025	$5.98	634,875	2.22

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of December 31, 2023	$14.50	2,103,201	1.84
Cancellation, forfeiture and expiry of options	19.05	(1,381,696)
Balance as of June 30, 2024	$5.78	721,505	4.13
Exercisable as of June 30, 2024	$6.59	520,820	3.58
(i)The weighted-average exercise price reflects the conversion of foreign currency-denominated stock options translated into C$ using the average foreign exchange rate as of the date of issuance.
The following table summarizes stock options outstanding:

	As of June 30, 2025	As of December 31, 2024
2020 Omnibus Plan	702,264	702,264
2018 Stock Option Plan	15,000	15,000
Total stock options outstanding	717,264	717,264
(c)Restricted share units
The following is a summary of the changes in RSUs for the six months ended June 30, 2025 and 2024:

	Weighted-average grant date fair value (C$)(ii)	Number of RSUs
Balance as of December 31, 2024	$3.50	8,382,213
Granted(i)	2.74	2,633,793
Vested and issued	3.91	(4,844,056)
Cancellation and forfeitures	3.34	(508,967)
Balance as of June 30, 2025	$2.81	5,662,983

	Weighted-average grant date fair value (C$)(ii)	Number of RSUs
Balance as of December 31, 2023	$3.77	7,381,541
Granted(i)	2.95	2,503,835
Vested and issued	3.53	(1,343,425)
Cancellation and forfeitures	2.98	(91,726)
Balance as of June 30, 2024	$3.57	8,450,225
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

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(d)Deferred share units
The following is a summary of the changes in DSUs for the six months ended June 30, 2025 and 2024:

	Financial liability	Number of DSUs
Balance as of December 31, 2024	$1,129	560,261
Gain on revaluation	(54)	—
Balance as of June 30, 2025	$1,075	560,261

	Financial liability	Number of DSUs
Balance as of December 31, 2023	$1,092	521,679
DSU liabilities settled	(359)	(155,383)
Loss on revaluation	122	—
Balance as of June 30, 2024	$855	366,296

10. Share Repurchase Program
On May 7, 2025, the Board authorized a share repurchase program of up to $50,000. The repurchase program commenced on May 14, 2025 and is expected to terminate on May 13, 2026, unless earlier terminated. Repurchases under the program may be made from time to time, either through open market purchases at then-prevailing market prices through the facilities of the Nasdaq or other U.S. published markets, privately negotiated transactions or otherwise. Open market repurchases will not exceed 19,270,951 common shares, being 5% of the outstanding common shares as of May 7, 2025. The timing and amount of repurchases are subject to market conditions, compliance with applicable laws and regulations and any other factors management of the Company may deem relevant. The program does not obligate Cronos to acquire any specific dollar amount or number of common shares and may be modified, suspended, or discontinued at any time.
During the three and six months ended June 30, 2025, the Company repurchased 1,874,951 common shares for $3,612. All common shares repurchased under this program were retired and cancelled upon settlement. As a result, the repurchased common shares were removed from issued and outstanding share capital, reducing the number of common shares outstanding. The value of the retired common shares were charged against share capital and additional paid in capital. The Company funded the repurchases using available cash resources.
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
(i)Class action complaints relating to restatement of 2019 interim financial statements
On March 11 and 12, 2020, two alleged shareholders of the Company separately filed two putative class action complaints in the U.S. District Court for the Eastern District of New York against the Company and its Chief Executive Officer and former Chief Financial Officer. The court consolidated the cases, and the consolidated amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5, promulgated thereunder, against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The consolidated amended complaint generally alleges that certain of the Company’s prior public statements about revenue and internal controls were incorrect based on the Company’s disclosures relating to the Audit Committee of the Board’s review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel. The consolidated amended complaint does not quantify a damage request. The defendants moved to dismiss on February 8, 2021. On November 17, 2023, the court entered an order granting the motion and dismissed the case with prejudice. On December 1, 2023, the shareholder plaintiffs sought reconsideration of the dismissal, requesting that the court instead dismiss the action without prejudice and permit the plaintiffs to seek leave to further amend the complaint. On December 3, 2024, the Court issued an opinion and order granting the plaintiffs’ motion for reconsideration, and on January 10, 2025, the plaintiffs filed a second amended class action complaint. The defendants are moving to dismiss the second amended class action complaint. On May 30, 2025, the parties jointly informed the court that they had reached an agreement-in-principle to settle the action and requested that the Court stay all deadlines in the action, which the Court ordered on June 3, 2025. The proposed settlement remains subject to preliminary and final approval by the court and certain other conditions not within the Company’s control.

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
On January 18, 2024, the Company was notified that the Trade Levies Commissioner of the Israel Ministry of Economy and Industry initiated a public investigation of alleged dumping of medical cannabis imports from Canada into Israel. On July 9, 2024, the Commissioner announced a preliminary determination proposing to impose an anti-dumping duty on Canadian licensed producers. Under the proposal, the Company would have been subject to a proposed duty of 369%. The Commissioner determined not to impose a provisional duty at that time pending the conclusion of the Ministry’s investigation. The Company responded to requests for information from the Ministry. On November 10, 2024, the Trade Levies Commissioner published final findings under which the Company would be subject to a proposed duty of 175%. The Commissioner’s findings were then evaluated by an ad hoc advisory committee. On December 12, 2024, the Minister of Economy announced a conflict of interest and recused himself from the evaluation of whether to impose a duty. On April 10, 2025, notwithstanding the previous recusal, the Minister of Economy approved a duty of up to 165% on imports of cannabis from Canada, including the Company’s imports. On April 25, 2025, the Minister of Finance released a memorandum opposing the imposition of the duty, which acted as a veto of the Minister of Economy’s approval. On April 29, 2025, the Minister of Economy released a memorandum stating that notwithstanding the veto, he intends to proceed with the process of imposing the duty. On July 3, 2025, the Ministry of Justice issued a memorandum sustaining the Minister of Finance’s veto. A provisional duty is not being imposed at this time. The Company cannot predict further proceedings or determinations of the Ministers of Economy or Finance, or the Finance Committee of the Knesset and cannot predict whether a duty will ultimately be imposed on its products.

On July 25, 2024, a group of cannabis cultivators filed an administrative petition in the District Court of Jerusalem, Israel, against the Trade Levies Commissioner and certain Israeli and Canadian businesses. The administrative petition sought a court order requiring the Trade Levies Commissioner to impose a temporary duty on cannabis imported from Canada during the pendency of the investigation until the date on which a final determination is made by the Ministry of Economy whether to impose a duty. On September 9, 2024, the Company filed a motion to join the litigation; the court granted the Company’s motion on September 23, 2024. On February 6, 2025, the court dismissed the administrative petition. On June 12, 2025, a group of cannabis cultivators initiated a second administrative proceeding against the government and certain importers, including the Company’s subsidiaries in Israel, asking the court to declare the Minister of Finance’s veto void and order the Minister of Economy to impose an anti-dumping duty. On June 26, 2025, the cultivators moved the court for an interim injunction, which the court denied on July 13, 2025. As of the date of this filing, the petition for a final injunction is pending before the court.
We expect litigation and regulatory proceedings relating to the marketing, distribution, import and sale of our products to increase.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
12. Segment Information
Segment reporting is prepared on the same basis that the CODM manages the business, makes operating decisions and assesses the Company’s performance. The CODM is the Company’s Chief Executive Officer. The Company operates as a single segment with the purpose of providing high-quality cannabis products to adult-use, wholesale and medical market customers globally. The consolidated results are regularly reviewed by the CODM to assess the performance of the Company’s single segment operations and make decisions regarding the allocation of resources. The CODM reviews adjusted earnings (loss) before interest, tax, depreciation and amortization (“Adjusted EBITDA”) as the measure of segment profit or loss to evaluate performance of and allocate resources for its reportable segment. Adjusted EBITDA is defined as earnings before interest, tax, depreciation, and non-cash items and items that do not reflect management’s assessment of ongoing business performance. The CODM believes Adjusted EBITDA provides the most useful insight into underlying business trends and results and provides a more meaningful comparison of period-over-period results. In addition, certain significant expenses are regularly reviewed by the CODM and considered for business decisions and allocation of resources; these significant expenses include: sales and marketing, research and development, general and administrative, depreciation and amortization, and share-based compensation expense, which are presented within operating expenses on the Company’s condensed consolidated statements of net loss and comprehensive income (loss). Furthermore, the CODM regularly reviews total cash and short-term investments to aid in capital allocation decisions.
The table below sets forth consolidated Adjusted EBITDA and significant expenses for our single segment:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Adjusted EBITDA	$1,688	$(11,051)	$3,977	$(21,720)

Significant expenses:
Sales and marketing	5,347	4,330	9,912	9,662
Research and development	929	962	1,722	1,959
General and administrative	10,536	12,767	19,845	21,674
Share-based compensation	1,381	2,236	3,469	4,251
Depreciation and amortization	867	1,016	1,363	2,139
Total significant expenses	19,060	21,311	36,311	39,685
Restructuring costs	768	547	1,323	630
Impairment loss on long-lived assets	—	—	—	1,974
Total operating expense	$19,828	$21,858	$37,634	$42,289

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

The following tables set forth a reconciliation of net loss as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated:

Three months ended June 30, 2025
Net loss	$(38,482)
Interest income, net	(8,997)
Income tax benefit	(525)
Depreciation and amortization	4,202
EBITDA	(43,802)
Loss on revaluation of financial instruments(ii)	640
Foreign currency loss	39,538
Transaction costs(iv)	32
Loss on held-for-sale assets(v)	2,501
Other, net(vi)	1
Restructuring costs(vii)	768
Share-based compensation(viii)	1,381
Financial statement review costs(ix)	391
Israel Ministry of Economy and Industry dumping inquiry expense(xi)	238
Adjusted EBITDA	$1,688

Three months ended June 30, 2024
Net loss	$(8,759)
Interest income, net	(13,451)
Income tax benefit	(2,174)
Depreciation and amortization	1,513
EBITDA	(22,871)
Share of income from equity method investments	(917)
Loss on revaluation of financial instruments(ii)	3,615
Impairment loss on other investments(iii)	12,916
Foreign currency gain	(6,543)
Transaction costs(iv)	196
Other, net(vi)	(248)
Restructuring costs(vii)	547
Share-based compensation(viii)	2,236
Financial statement review costs(ix)	18
Adjusted EBITDA	$(11,051)

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

Six months ended June 30, 2025
Net loss	$(30,759)
Interest income, net	(18,662)
Income tax benefit	(980)
Depreciation and amortization	7,042
EBITDA	(43,359)
Loss on revaluation of financial instruments(ii)	591
Foreign currency loss	37,955
Transaction costs(iv)	72
Loss on held-for-sale assets(v)	2,501
Other, net(vi)	(42)
Restructuring costs(vii)	1,323
Share-based compensation(viii)	3,469
Financial statement review costs(ix)	438
Inventory step-up recorded to cost of sales(x)	517
Israel Ministry of Economy and Industry dumping inquiry expense(xi)	512
Adjusted EBITDA	$3,977

Six months ended June 30, 2024
Net loss	$(11,243)
Interest income, net	(27,696)
Income tax benefit	(2,732)
Depreciation and amortization	3,244
EBITDA	(38,427)
Share of income from equity method investments	(2,365)
Impairment loss on long-lived assets(i)	1,974
Loss on revaluation of financial instruments(ii)	6,257
Impairment loss on other investments(iii)	25,650
Foreign currency gain	(19,802)
Transaction costs(iv)	196
Other, net(vi)	422
Restructuring costs(vii)	630
Share-based compensation(viii)	4,251
Financial statement review costs(ix)	(506)
Adjusted EBITDA	$(21,720)
(i)For the six months ended June 30, 2024, impairment loss on long-lived assets related to the winding down of operations at Cronos Fermentation.
(ii)For the three and six months ended June 30, 2025 and 2024, the loss on revaluation of financial instruments related primarily to the Company’s equity securities in Vitura.
(iii)For the three and six months ended June 30, 2024, impairment loss on other investments represents the fair value change on the PharmaCann Option.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(iv)For the three and six months ended June 30, 2025 and 2024, transaction costs represented legal, financial and other advisory fees and expenses incurred in connection with the Cronos GrowCo Transaction. These costs are included in general and administrative expenses on the condensed consolidated statement of net loss and comprehensive income (loss).
(v)For the three and six months ended June 30, 2025, loss on held for sale assets related to a revaluation of the Cronos Fermentation held-for-sale asset group.
(vi)For the three and six months ended June 30, 2025, other, net related to (gain) loss on revaluation of derivative liabilities. For the three and six months ended June 30, 2024, other, net related to (gain) loss on disposal of assets and (gain) loss on revaluation of derivative liabilities.
(vii)For the three and six months ended June 30, 2025, restructuring costs related to employee-related severance costs and IT infrastructure and finance transformation costs associated with the Realignment, as described in Note 8 “Restructuring.” For the three months ended June 30, 2024, restructuring costs related to employee-related severance costs and other restructuring costs associated with the Realignment, as described in Note 8 “Restructuring.”
(viii)For the three and six months ended June 30, 2025 and 2024, share-based compensation related to the non-cash expenses of share-based compensation awarded to employees under the Company’s share-based award plans as described in Note 9 “Share-based Compensation.”
(ix)For the three and six months ended June 30, 2025 and 2024, financial statement review costs included legal costs incurred defending shareholder class action complaints brought against the Company as a result of the 2019 restatement.
(x)For the six months ended June 30, 2025, inventory step-up recorded to cost of sales represents the portion of the inventory step-up from the Cronos GrowCo Transaction that was recorded through the condensed consolidated statements of loss and comprehensive income (loss).
(xi)For the three and six months ended June 30, 2025, Israel Ministry of Economy and Industry dumping inquiry expense included expenditures relating to the regulatory inquiry about alleged dumping of medical cannabis products in Israel and related litigation and external relations expenses.
The following tables present the Company’s revenue by major product category for our single segment:

	Three months ended June 30,
	2025	2024
Cannabis flower	$25,025	$20,661
Cannabis extracts	8,360	7,064
Other	70	37
Net revenue	$33,455	$27,762

	Six months ended June 30,
	2025	2024
Cannabis flower	$48,369	$38,186
Cannabis extracts	16,968	14,791
Other	380	73
Net revenue	$65,717	$53,050
Net revenue attributed to a geographic region based on the location of the customer was as follows:

	Three months ended June 30,
	2025	2024
Canada	$19,150	$19,844
Israel	9,376	6,889
Other countries	4,929	1,029
Net revenue	$33,455	$27,762

	Six months ended June 30,
	2025	2024
Canada	$39,280	$38,715
Israel	18,605	13,306
Other countries	7,832	1,029
Net revenue	$65,717	$53,050
The table below sets forth total cash and cash equivalents and short-term investments for our single segment:

	As of June 30, 2025	As of December 31, 2024
Total cash and cash equivalents and short-term investments	$834,416	$858,805

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
Property, plant and equipment, net were physically located in the following geographic regions:

	As of June 30, 2025	As of December 31, 2024
Canada	$133,894	$117,329
Israel	16,349	15,860
Total	$150,243	$133,189
Intangibles, net were physically located in the following geographic regions:

	As of June 30, 2025	As of December 31, 2024
Canada	$10,204	$10,887
Israel	361	370
Total	$10,565	$11,257
For additions to our property, plant and equipment, net and intangibles, net for the six months ended June 30, 2025 and June 30, 2024, please see Note 6 “Property, Plant and Equipment, net” and the condensed consolidated statements of cash flows.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
13. Loss per Share
Basic and diluted loss per share are calculated as follows (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Basic loss per share computation
Net loss attributable to the shareholders of Cronos Group	$(39,711)	$(8,757)	$(33,589)	$(10,998)
Weighted-average number of common shares outstanding for computation for basic loss per share	385,306,213	382,157,555	384,138,987	381,800,078
Basic loss per share	$(0.10)	$(0.02)	$(0.09)	$(0.03)

Diluted loss per share computation
Net loss attributable to the shareholders of Cronos Group	$(39,711)	$(8,757)	$(33,589)	$(10,998)
Weighted-average number of common shares for computation of diluted loss from continuing operations per share(i)	385,306,213	382,157,555	384,138,987	381,800,078
Diluted loss per share	$(0.10)	$(0.02)	$(0.09)	$(0.03)
(i)In computing diluted loss per share, incremental common shares are not considered in periods in which a net loss is reported as the inclusion of the common share equivalents would be anti-dilutive.
For the three months ended June 30, 2025 and 2024, total securities of 15,812,953 and 28,769,758, respectively, were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive. For the six months ended June 30, 2025 and 2024, total securities of 19,045,720 and 29,428,093, respectively, were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive.
14. Fair Value Measurements
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

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$794,416	$—	$—	$794,416
Other investments(i)	2,251	—	—	2,251
Derivative liabilities	—	—	3	3

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$858,805	$—	$—	$858,805
Other investments(i)	2,813	—	—	2,813
Derivative liabilities	—	—	40	40
(i)As of June 30, 2025 and December 31, 2024, the Company’s influence on Vitura is deemed non-significant and the investment is considered an equity security with a readily determinable fair value. See Note 4 “Investments” for further information.
There were no transfers between fair value categories during the periods presented.
15. Related Party Transactions
(a)Cronos GrowCo
The Company holds 50% of Cronos GrowCo’s common shares and senior secured debt in Cronos GrowCo and these were historically accounted for as related party transactions. Effective July 1, 2024, the Company obtained majority control of the board of directors of Cronos GrowCo, which is now accounted for as an intercompany relationship and all intercompany activity is eliminated upon consolidation. See Note 2 “Business Combination” for further information regarding the Cronos GrowCo Transaction.

	Three months ended June 30, 2024	Six months ended June 30, 2024
Cronos GrowCo – purchases	$9,942	$16,952
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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Related party – purchases of products and services	$173	$260	$362	$936
The Company had outstanding accounts payable related to the agreement of $53 and $149 as of June 30, 2025 and December 31, 2024, respectively.
(c)Consulting Agreement
In connection with the Cronos GrowCo Transaction, Cronos GrowCo entered into a consulting services agreement with a consulting firm managed by a member of the group of investors holding the remaining 50% ownership of Cronos GrowCo, pursuant to which the consulting firm provides management services to Cronos GrowCo. During the three and six months ended June 30, 2025, the Company incurred $362 and $571, respectively, of expense under this agreement. As of June 30, 2025, the Company had no outstanding payables related to this agreement.
(d)Dividend to Non-controlling Interest
On June 30, 2025, Cronos GrowCo made a dividend payment, of which $3,858 was paid to its non-controlling shareholders. The dividend distribution was funded from excess operating cash flows and is presented in the financing section of the statement of cash flows.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
16. Subsequent Events
(a)Agreement with High Tide Inc.
On July 16, 2025, the Company, as lender, and High Tide Inc. (“High Tide”), as borrower, entered into a loan agreement for junior secured convertible debt with a principal amount of C$30,000 and an original issue discount of 16% (the “Junior Secured Loan”). The Junior Secured Loan bears interest at 4% per annum, payable in cash quarterly, and provides for conversion of the debt into common shares of High Tide at a price of C$4.20 per common share. The Junior Secured Loan is convertible only upon the agreement of the Company and High Tide. The Junior Secured Loan has a term of five years and may be repaid early with no penalty. Additionally, the Company received a common share purchase warrant (the “Warrant”), which is exercisable into up to 3,836,317 common shares (the “Warrant Shares”) of High Tide at an exercise price of C$3.91 per Warrant Share.
(b)Principal Accounting Officer Appointment
Effective immediately following the filing of this Quarterly Report, the Board appointed Lloyd Wilson, Vice President, Controller, as the Company’s Principal Accounting Officer. Additional information regarding this appointment will be provided in a Current Report on Form 8-K to be filed by the Company within the period required by applicable SEC rules.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read together with other information, including the Company’s condensed consolidated interim financial statements and the related notes to those statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (this “Quarterly Report”), consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), Part I, Item 1A, Risk Factors, of the Annual Report and Part II, Item 1A, Risk Factors, of this Quarterly Report.
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
•expectations related to the German, Australian, United Kingdom (“UK”), Swiss, and Malta markets and our ability to successfully distribute the PEACE NATURALS® brand in our overseas markets;
•expectations related to our announcement of cost-cutting measures, including our decision to wind down operations at our Winnipeg, Manitoba facility and list the facility for sale, the expected costs and benefits from the wind-down of production activities at the facility, as well as changes in strategy, metrics, investments, costs, operating expenses, employee turnover and other changes with respect thereto;
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

The Forward-Looking Statements contained herein are based upon certain material assumptions that were applied in drawing a conclusion or making a forecast or projection, including: (i) our ability to effectively navigate developments related to the Anti-Dumping Investigation and the proposed anti-dumping duty to which the Company’s imports would be subject and its impact on our operations in Israel; (ii) our ability to effectively navigate developments related to the Middle East Conflict and its impact on our employees and operations in Israel, the supply of product in the market and demand for product by medical patients in Israel; (iii) our ability to efficiently and effectively distribute our PEACE NATURALS® brand in our overseas markets; (iv) our ability to realize the expected cost-savings and other benefits related to the wind-down of our operations at our Winnipeg, Manitoba facility; (v) expectations related to the impact of our decision to exit our U.S. hemp-derived cannabinoid product operations; (vi) our ability to realize the expected cost-savings, efficiencies and other benefits of our Realignment and other announced cost-cutting measures and employee turnover related thereto; (vii) our ability to efficiently and effectively manage our operations at our Peace Naturals Campus; (viii) our ability to efficiently and effectively acquire raw materials on a timely and cost-effective basis from third parties or Cronos GrowCo; (ix) our ability to realize the expected benefits related to the expansion of Cronos GrowCo’s purpose-built cannabis facility and the ability of Cronos GrowCo to repay the credit facility provided by Cronos; (x) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our business combinations and strategic investments; (xi) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (xii) government regulation of our activities and products including, but not limited to, the areas of cannabis taxation and environmental protection; (xiii) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (xiv) consumer interest in our products; (xv) our ability to differentiate our products, including through the utilization of rare cannabinoids; (xvi) competition; (xvii) anticipated and unanticipated costs; (xviii) our ability to generate cash flow from operations; (xix) our ability to conduct operations in a safe, efficient and effective manner; (xx) our ability to hire and retain qualified staff and acquire equipment and services in a timely and cost-efficient manner; (xxi) our ability to complete planned dispositions, and, if completed, obtain our anticipated sales price; (xxii) general economic, financial market, regulatory and political conditions in which we operate; (xxiii) management’s perceptions of historical trends, current conditions and expected future developments; and (xxiv) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.
By their nature, Forward-Looking Statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct, and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the Forward-Looking Statements in this Quarterly Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, negative impacts on our business and operations in Israel due to the Anti-Dumping Investigation, including that we may not be able to produce, import or sell our products in Israel as a result thereof; negative impacts on our employees, business and operations in Israel due to the Middle East Conflict, including that we may not be able to produce, import or sell our products or protect our people or facilities in Israel during the Middle East Conflict, the supply of product in the market and the demand for product by medical patients in Israel; that we may not be able to successfully continue to distribute our products in Germany, Australia, the UK, Switzerland and Malta or generate material revenue from sales in those markets; that we may not be able to achieve the anticipated benefits of the wind-down of our operations at our Winnipeg, Manitoba facility; that we may be unable to further streamline our operations and reduce expenses; that we may not be able to effectively and efficiently re-enter the U.S. market in the future; that we may not be able to access raw materials on a timely and cost-effective basis from third-parties or Cronos GrowCo; that the expected benefits of the expansion of Cronos GrowCo’s purpose-built cannabis facility may not be fully realized within a reasonable time or at all or that Cronos GrowCo may not be able to repay its borrowings under the credit facility provided by Cronos; the military conflict between Russia and Ukraine may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; the risk that cost savings and any other synergies from the Altria Investment may not be fully realized or may take longer to realize than expected; failure to execute key personnel changes; that our Realignment and our further leveraging of our strategic partnerships will not result in the expected cost-savings, efficiencies and other benefits or will result in greater than anticipated turnover in personnel; that we may not be able to efficiently and effectively manage our operations, and any changes thereto, at our Peace Naturals Campus; lower levels of revenues; the lack of consumer demand for our products; our inability to manage disruptions in credit markets; unanticipated future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; failure to realize expected growth opportunities; the lack of cash flow necessary to execute our business plan (either within the expected timeframe or at all); difficulty raising capital; the potential adverse effects of judicial, regulatory or other proceedings, or threatened litigation or proceedings, on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the unexpected effects of actions of third parties such as competitors, activist investors or federal (including U.S. federal), state, provincial, territorial or local regulatory authorities or self-regulatory organizations; adverse changes in regulatory requirements in relation to our business and products; our failure to improve our internal control environment and our systems, processes and procedures; and the factors discussed under Part I, Item 1A “Risk Factors” in our Annual Report and under Part II, Item 1A “Risk Factors” in this Quarterly Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on Forward-Looking Statements.

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
Foreign currency exchange rates
All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of June 30, 2025, June 30, 2024, and December 31, 2024. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The condensed consolidated statements of net loss and comprehensive income (loss) and condensed consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period as reported on Bloomberg.
The exchange rates used to translate from Canadian dollars (“C$”) to dollars is shown below:

(Exchange rates are shown as C$ per $)	As of
	June 30, 2025	June 30, 2024	December 31, 2024
Spot rate	1.3608	1.3674	1.4351
Average rate	1.4094	1.3581	N/A
The exchange rates used to translate from New Israeli Shekels (“ILS”) to dollars is shown below:

(Exchange rates are shown as ILS per $)	As of
	June 30, 2025	June 30, 2024	December 31, 2023
Spot rate	3.3683	3.7742	3.6526
Average rate	3.5954	3.6950	N/A

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

Recent Developments
Cronos GrowCo Expansion
The Phase 2 Expansion Area is now complete and we expect sales from the expansion in Fall 2025. The Company believes this additional supply will fuel growth internationally and within the domestic Canadian market.
Proposed Anti-Dumping Duty in Israel
On July 3, 2025, the Israel Ministry of Justice announced that it had concluded that the Minister of Finance’s veto of the proposed anti-dumping duty was valid. The Minister of Economy had sought to impose an anti-dumping duty of 165% on the Company’s medical cannabis imports into Israel, which the Minister of Finance subsequently vetoed. This matter stems from an investigation launched in January 2024 into allegations of dumping of Canadian medical cannabis into Israel. The Company strongly refuted the allegations and is pleased with the decision to veto the proposed anti-dumping duty. Cronos will continue to advocate for a fair and equitable market structure that benefits Israel’s medical cannabis patients.
Agreement with High Tide Inc.
On July 16, 2025, the Company, as lender, and High Tide Inc. (“High Tide”), as borrower, entered into a loan agreement for junior secured convertible debt with a principal amount of C$30,000 and an original issue discount of 16% (the “Junior Secured Loan”). The Junior Secured Loan bears interest at 4% per annum, payable in cash quarterly, and provides for conversion of the debt into common shares of High Tide at a price of C$4.20 per common share. The Junior Secured Loan is convertible only upon the agreement of both parties. The Junior Secured Loan has a term of five years and may be repaid early with no penalty. Additionally, the Company received a common share purchase warrant (the “Warrant”), which is exercisable into up to 3,836,317 common shares (the “Warrant Shares”) of High Tide at an exercise price of C$3.91 per Warrant Share.
Consolidated Results of Operations
The tables below set forth our condensed consolidated results of operations, expressed in thousands of U.S. dollars for the periods presented. Our condensed consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net revenue, before excise taxes	$44,252	$38,678	$86,150	$74,045
Excise taxes	(10,797)	(10,916)	(20,433)	(20,995)
Net revenue	33,455	27,762	65,717	53,050
Cost of sales	18,865	21,070	37,393	41,875
Inventory write-down	86	395	86	395
Gross profit	14,504	6,297	28,238	10,780
Operating expenses
Sales and marketing	5,347	4,330	9,912	9,662
Research and development	929	962	1,722	1,959
General and administrative	10,536	12,767	19,845	21,674
Restructuring costs	768	547	1,323	630
Share-based compensation	1,381	2,236	3,469	4,251
Depreciation and amortization	867	1,016	1,363	2,139
Impairment loss on long-lived assets	—	—	—	1,974
Total operating expenses	19,828	21,858	37,634	42,289
Operating loss	(5,324)	(15,561)	(9,396)	(31,509)
Other income	(33,683)	4,628	(22,343)	17,534
Income tax benefit	(525)	(2,174)	(980)	(2,732)
Net loss	(38,482)	(8,759)	(30,759)	(11,243)
Net income (loss) attributable to non-controlling interest	1,229	(2)	2,830	(245)
Net loss attributable to Cronos Group	$(39,711)	$(8,757)	$(33,589)	$(10,998)

Summary of select financial results

	Three months ended June 30,		Change			Six months ended June 30,		Change
	2025	2024	$	%		2025	2024	$	%
Net revenue	$33,455	$27,762	$5,693	21%		$65,717	$53,050	$12,667	24%
Cost of sales	18,865	21,070	(2,205)	(10)%		37,393	41,875	(4,482)	(11)%
Inventory write-down	86	395	(309)	(78)%		86	395	(309)	(78)%
Gross profit	14,504	6,297	8,207	130%		28,238	10,780	17,458	162%
Gross margin(i)	43%	23%	N/A	20	pp	43%	20%	N/A	23	pp
(i)Gross margin is defined as gross profit divided by net revenue.
Net revenue
For the three months ended June 30, 2025, we reported consolidated net revenue of $33.5 million, representing an increase of $5.7 million from the three months ended June 30, 2024. For the six months ended June 30, 2025, we reported consolidated net revenue of $65.7 million, representing an increase of $12.7 million from the six months ended June 30, 2024. For both the three and six month comparative periods, the increase was primarily due to higher cannabis flower sales in Israel and other countries, which carry no excise taxes, the consolidation of Cronos GrowCo, and higher cannabis extract sales in the Canadian market. Due to the consolidation of Cronos GrowCo’s results of operations in our financial statements beginning July 1, 2024, Cronos GrowCo contributed $2.2 million and $5.1 million, respectively, of cannabis flower sales in the three and six months ended June 30, 2025. No such sales were recognized for both the three and six months ended June 30, 2024.
Cost of sales
For the three months ended June 30, 2025, we reported consolidated cost of sales of $18.9 million, representing a decrease of $2.2 million from the three months ended June 30, 2024. For the six months ended June 30, 2025, we reported consolidated cost of sales of $37.4 million, representing a decrease of $4.5 million from the six months ended June 30, 2024. For both the three and six month comparative periods, the decrease was primarily due to the consolidation of Cronos GrowCo and production efficiencies, partially offset by higher sales volumes. For the six months ended June 30, 2025, we recognized $0.5 million of inventory step-up from the Cronos GrowCo Transaction into cost of sales. No such costs were recognized for the three months ended June 30, 2025 or the three and six months ended June 30, 2024.
Inventory write-down
For the three and six months ended June 30, 2025, we reported inventory write-downs of $0.1 million related to the destruction of certain inventory. For the three and six months ended June 30, 2024, we reported inventory write-downs of $0.4 million related to the destruction of certain inventory.
Gross profit
For the three months ended June 30, 2025, we reported gross profit of $14.5 million, representing an increase of $8.2 million from the three months ended June 30, 2024. For the six months ended June 30, 2025, we reported gross profit of $28.2 million, representing an increase of $17.5 million from the six months ended June 30, 2024. For both the three and six month comparative periods, the increase was primarily due to the consolidation of Cronos GrowCo, higher average sales prices driven primarily by a mix shift to Israel and other countries, higher sales volumes, and production efficiencies. For the six months ended June 30, 2025, gross profit was reduced by $0.5 million as a result of the impact of the inventory step-up from the Cronos GrowCo Transaction that was recorded into cost of sales. No such costs were recognized for the three months ended June 30, 2025 or the three and six months ended June 30, 2024.

Operating expenses

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Sales and marketing	$5,347	$4,330	$1,017	23%	$9,912	$9,662	$250	3%
Research and development	929	962	(33)	(3)%	1,722	1,959	(237)	(12)%
General and administrative	10,536	12,767	(2,231)	(17)%	19,845	21,674	(1,829)	(8)%
Restructuring costs	768	547	221	40%	1,323	630	693	110%
Share-based compensation	1,381	2,236	(855)	(38)%	3,469	4,251	(782)	(18)%
Depreciation and amortization	867	1,016	(149)	(15)%	1,363	2,139	(776)	(36)%
Impairment loss on long-lived assets	—	—	—	N/A	—	1,974	(1,974)	N/A
Total operating expenses	$19,828	$21,858	$(2,030)	(9)%	$37,634	$42,289	$(4,655)	(11)%
Sales and marketing
For the three months ended June 30, 2025, sales and marketing expenses were $5.3 million, representing an increase of $1.0 million compared to the three months ended June 30, 2024. For the six months ended June 30, 2025, sales and marketing expenses were $9.9 million, representing an increase of $0.3 million from the six months ended June 30, 2024. For both the three and six month comparative periods, the increase was primarily due to higher marketing expenses, partially offset by lower salaries and benefits.
Research and development
For the three months ended June 30, 2025, research and development expenses were flat at $0.9 million compared to the three months ended June 30, 2024. For the six months ended June 30, 2025, research and development expenses were $1.7 million, representing a decrease of $0.2 million from the six months ended June 30, 2024.
General and administrative
For the three months ended June 30, 2025, general and administrative expenses were $10.5 million, representing a decrease of $2.2 million from the three months ended June 30, 2024. For the six months ended June 30, 2025, general and administrative expenses were $19.8 million, representing a decrease of $1.8 million from the six months ended June 30, 2024. For both the three and six month comparative periods, the decrease was primarily due to lower salaries and benefits and higher expected credit loss allowance on loans receivable recorded in the prior period, partially offset by the consolidation of Cronos GrowCo. For the three and six months ended June 30, 2025, the impact of the consolidation of Cronos GrowCo increased general and administrative expenses by $0.9 million and $1.7 million, respectively. No such costs were recorded in the three or six months ended June 30, 2024.
Restructuring costs
For the three months ended June 30, 2025, restructuring costs were $0.8 million, representing an increase of $0.2 million from the three months ended June 30, 2024. For the six months ended June 30, 2025, restructuring costs were $1.3 million, representing an increase of $0.7 million from the six months ended June 30, 2024. For further information, see Note 8 “Restructuring” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Share-based compensation
For the three months ended June 30, 2025, share-based compensation expense was $1.4 million, representing a decrease of $0.9 million from the three months ended June 30, 2024. For the six months ended June 30, 2025, share-based compensation expense was $3.5 million, representing a decrease of $0.8 million from the six months ended June 30, 2024. For both the three and six month comparative periods, the decrease was primarily due to lower amounts of share-based compensation awards outstanding.
Depreciation and amortization
For the three months ended June 30, 2025, depreciation and amortization expenses were $0.9 million, representing a decrease of $0.1 million from the three months ended June 30, 2024. For the six months ended June 30, 2025, depreciation and amortization expenses were $1.4 million, representing a decrease of $0.8 million from the six months ended June 30, 2024. For the six month comparative period, the decrease was primarily due to lower amortization on intangible assets.

Impairment loss on long-lived assets
For the six months ended June 30, 2024, impairment loss on long-lived assets was $2.0 million and was primarily due to the cessation of operations at Cronos Fermentation during the first quarter of 2024. There were no such impairment losses for the three and six months ended June 30, 2025, or the three months ended June 30, 2024. For further information, see Note 8 “Restructuring” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Other income and income tax expense (benefit)

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Interest income, net	$8,997	$13,451	$(4,454)	(33)%	$18,662	$27,696	$(9,034)	(33)%
Share of income from equity method investments	—	917	(917)	N/A	—	2,365	(2,365)	N/A
Loss on revaluation of financial instruments	(640)	(3,615)	2,975	82%	(591)	(6,257)	5,666	91%
Impairment loss on other investments	—	(12,916)	12,916	N/A	—	(25,650)	25,650	N/A
Foreign currency gain (loss)	(39,538)	6,543	(46,081)	N/M	(37,955)	19,802	(57,757)	N/M
Loss on held-for-sale assets	(2,501)	—	(2,501)	N/A	(2,501)	—	(2,501)	N/A
Other, net	(1)	248	(249)	N/M	42	(422)	464	N/M
Total other income (expense)	(33,683)	4,628	(38,311)	N/M	(22,343)	17,534	(39,877)	N/M
Income tax benefit	(525)	(2,174)	1,649	76%	(980)	(2,732)	1,752	64%
Net loss	(38,482)	(8,759)	(29,723)	(339)%	(30,759)	(11,243)	(19,516)	(174)%
(i)“N/M” is defined as not meaningful.
Interest income, net
For the three months ended June 30, 2025, interest income, net was $9.0 million, representing a decrease of $4.5 million from the three months ended June 30, 2024. For the six months ended June 30, 2025, interest income, net was $18.7 million, representing a decrease of $9.0 million from the six months ended June 30, 2024. For both the three and six month comparative periods, the decrease in net interest income was primarily due to lower interest rates in the current period and the absence of income recognized on the Cronos GrowCo loan receivable, which is eliminated in consolidation, effective from and after July 1, 2024.
Share of income from equity method investments
For the three months ended June 30, 2025, we had no income from equity method investments, compared to $0.9 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, we had no income from equity method investments, compared to $2.4 million for the six months ended June 30, 2024. As a result of the Cronos GrowCo Transaction on July 1, 2024, we now consolidate Cronos GrowCo and no longer account for our investment in Cronos GrowCo as an equity method investment. For further information, see Note 4 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Loss on revaluation of financial instruments
For the three months ended June 30, 2025, the loss on revaluation of financial instruments was $0.6 million, representing an improvement of $3.0 million from the three months ended June 30, 2024. For the six months ended June 30, 2025, the loss on revaluation of financial instruments was $0.6 million, representing an improvement of $5.7 million from the six months ended June 30, 2024. For both the three and six month comparative periods, the change was primarily related to the change in fair value of our investment in Vitura. For further information, see Note 4 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Impairment loss on other investments
For the three and six months ended June 30, 2024, we recognized $12.9 million and $25.7 million, respectively, of impairment loss on other investments, driven by impairment charges recorded on our PharmaCann Option for the difference between its estimated fair value and its carrying amount. There was no such impairment loss on other investments for the three and six months ended June 30, 2025. For further information, see Note 4 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.

Foreign currency gain (loss)
For the three months ended June 30, 2025, foreign currency loss was $39.5 million, representing a deterioration of $46.1 million from the three months ended June 30, 2024. For the six months ended June 30, 2025, foreign currency loss was $38.0 million, representing a deterioration of $57.8 million from the six months ended June 30, 2024. For both the three and six month comparative periods, the change was primarily due to the weakening of the U.S. dollar compared to the Canadian dollar impacting the revaluation of certain foreign currency-denominated cash equivalents and short-term investments held in Canada.
Loss on held-for-sale assets
For both the three and six months ended June 30, 2025, we recognized a loss on held-for-sale assets of $2.5 million, relating to a decrease in the fair value of the Cronos Fermentation assets. There were no such losses on held-for-sale assets for the three and six months ended June 30, 2024. For further information, see Note 8 “Restructuring” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Other, net
Other, net primarily includes gains and losses on the disposal of assets.
Income tax benefit
For the three months ended June 30, 2025, income tax benefit was $0.5 million, compared to a benefit of $2.2 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, income tax benefit was $1.0 million, compared to a benefit of $2.7 million for the six months ended June 30, 2024. For both the three and six month comparative periods, the decrease in benefit was mainly driven by deferred tax expense that was recorded in connection with the utilization of the loss carryforward balances.
Net loss
For the three months ended June 30, 2025, net loss was $38.5 million, compared to a net loss of $8.8 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, net loss was $30.8 million, compared to a net loss of $11.2 million for the six months ended June 30, 2024. For both the three and six month comparative periods, the higher net loss was primarily due to an unrealized foreign exchange loss on our U.S. dollar-denominated cash and cash equivalents and short-term investments held in Canada, driven by the Canadian dollar strengthening against the U.S. dollar, partially offset by higher gross profit and lower operating expenses.
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
Adjusted EBITDA
Management reviews Adjusted EBITDA, a non-GAAP measure, which excludes non-cash items and items that do not reflect management’s assessment of ongoing business performance. Management defines Adjusted EBITDA as net income (loss) before interest, tax expense (benefit), depreciation and amortization adjusted for: share of (income) loss from equity method investments; impairment loss on goodwill and intangible assets; impairment loss on long-lived assets; (gain) loss on revaluation of derivative liabilities; (gain) loss on revaluation of financial instruments; gain on revaluation of loan receivable; gain on revaluation of equity method investment; transaction costs related to strategic projects; loss on held-for-sale assets; impairment loss on other investments; foreign currency (gain) loss; other, net; restructuring costs; share-based compensation; costs related to the Israel Ministry of Economy and Industry dumping inquiry; purchase accounting adjustment-related inventory step-up adjustments recorded through cost of sales; and financial statement review costs related to the restatements of our 2019 and 2021 interim financial statements (the “Restatements”), including legal costs of defending shareholder class action complaints brought against us as a result of the 2019 restatement. Results are reported as total consolidated results, reflecting our reporting structure of one reportable segment.
Management believes that Adjusted EBITDA provides the most useful insight into underlying business trends and results and provides a more meaningful comparison of period-over-period results. Management uses Adjusted EBITDA for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets.
The following tables set forth a reconciliation of Net loss as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated:

Three months ended June 30, 2025
Net loss	$(38,482)
Interest income, net	(8,997)
Income tax benefit	(525)
Depreciation and amortization	4,202
EBITDA	(43,802)
Loss on revaluation of financial instruments(ii)	640
Foreign currency loss	39,538
Transaction costs(iv)	32
Loss on held-for-sale assets(v)	2,501
Other, net(vi)	1
Restructuring costs(vii)	768
Share-based compensation(viii)	1,381
Financial statement review costs(ix)	391
Israel Ministry of Economy and Industry dumping inquiry expense(xi)	238
Adjusted EBITDA	$1,688

Three months ended June 30, 2024
Net loss	$(8,759)
Interest income, net	(13,451)
Income tax benefit	(2,174)
Depreciation and amortization	1,513
EBITDA	(22,871)
Share of income from equity method investments	(917)
Loss on revaluation of financial instruments(ii)	3,615
Impairment loss on other investments(iii)	12,916
Foreign currency gain	(6,543)
Transaction costs(iv)	196
Other, net(vi)	(248)
Restructuring costs(vii)	547
Share-based compensation(viii)	2,236
Financial statement review costs(ix)	18
Adjusted EBITDA	$(11,051)

Six months ended June 30, 2025
Net loss	$(30,759)
Interest income, net	(18,662)
Income tax benefit	(980)
Depreciation and amortization	7,042
EBITDA	(43,359)
Loss on revaluation of financial instruments(ii)	591
Foreign currency loss	37,955
Transaction costs(iv)	72
Loss on held-for-sale assets(v)	2,501
Other, net(vi)	(42)
Restructuring costs(vii)	1,323
Share-based compensation(viii)	3,469
Financial statement review costs(ix)	438
Inventory step-up recorded to cost of sales(x)	517
Israel Ministry of Economy and Industry dumping inquiry expense(xi)	512
Adjusted EBITDA	$3,977

Six months ended June 30, 2024
Net loss	$(11,243)
Interest income, net	(27,696)
Income tax benefit	(2,732)
Depreciation and amortization	3,244
EBITDA	(38,427)
Share of income from equity method investments	(2,365)
Impairment loss on long-lived assets(i)	1,974
Loss on revaluation of financial instruments(ii)	6,257
Impairment loss on other investments(iii)	25,650
Foreign currency gain	(19,802)
Transaction costs(iv)	196
Other, net(vi)	422
Restructuring costs(vii)	630
Share-based compensation(viii)	4,251
Financial statement review costs(ix)	(506)
Adjusted EBITDA	$(21,720)

(i)For the six months ended June 30, 2024, impairment loss on long-lived assets related to the winding down of operations at Cronos Fermentation.
(ii)For the three and six months ended June 30, 2025 and 2024, the loss on revaluation of financial instruments related primarily to the Company’s equity securities in Vitura.
(iii)For the three and six months ended June 30, 2024, impairment loss on other investments represents the fair value change on the PharmaCann Option.
(iv)For the three and six months ended June 30, 2025 and 2024, transaction costs represented legal, financial and other advisory fees and expenses incurred in connection with the Cronos GrowCo Transaction. These costs are included in general and administrative expenses on the condensed consolidated statement of net loss and comprehensive income (loss).
(v)For the three and six months ended June 30, 2025, loss on held-for-sale assets related to a revaluation of the Cronos Fermentation held-for-sale asset group.
(vi)For the three and six months ended June 30, 2025, other, net related to (gain) loss on revaluation of derivative liabilities. For the three and six months ended June 30, 2024, other, net related to (gain) loss on disposal of assets and (gain) loss on revaluation of derivative liabilities.
(vii)For the three and six months ended June 30, 2025, restructuring costs related to employee-related severance costs and IT infrastructure and finance transformation costs associated with the Realignment, as described in Note 8 “Restructuring.” For the three months ended June 30, 2024, restructuring costs related to employee-related severance costs and other restructuring costs associated with the Realignment, as described in Note 8 “Restructuring.”
(viii)For the three and six months ended June 30, 2025 and 2024, share-based compensation related to the non-cash expenses of share-based compensation awarded to employees under the Company’s share-based award plans as described in Note 9 “Share-based Compensation.”

(ix)For the three and six months ended June 30, 2025 and 2024, financial statement review costs included legal costs incurred defending shareholder class action complaints brought against the Company as a result of the 2019 restatement.
(x)For the six months ended June 30, 2025, inventory step-up recorded to cost of sales represents the portion of the inventory step-up from the Cronos GrowCo Transaction that was recorded through the condensed consolidated statements of loss and comprehensive income (loss).
(xi)For the three and six months ended June 30, 2025, Israel Ministry of Economy and Industry dumping inquiry expense included expenditures relating to the regulatory inquiry about alleged dumping of medical cannabis products in Israel and related litigation and external relations expenses.
For the three months ended June 30, 2025 Adjusted EBITDA was $1.7 million, representing an improvement of $12.7 million from three months ended June 30, 2024. For the six months ended June 30, 2025, Adjusted EBITDA was $4.0 million, representing an improvement of $25.7 million from the six months ended June 30, 2024. The improvement year-over-year was primarily driven by higher revenue, lower cost of sales due to the consolidation of Cronos GrowCo, as well as by lower operating expenses due to a decline in general and administrative costs.
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
The following table sets forth a reconciliation of Gross profit and Gross margin, each as determined in accordance with U.S. GAAP, to Adjusted Gross Profit and Adjusted Gross Margin, respectively, for the periods indicated:

(in thousands of USD)	Three months ended June 30,		Change			Six months ended June 30,		Change
	2025	2024	$	%		2025	2024	$	%
Net revenue	$33,455	$27,762	$5,693	21%		$65,717	$53,050	$12,667	24%

Gross profit	$14,504	$6,297	$8,207	130%		$28,238	$10,780	$17,458	162%
Inventory step-up recorded to cost of sales	—	—	—	N/A		517	—	517	N/A
Adjusted Gross Profit	$14,504	$6,297	$8,207	130%		$28,755	$10,780	$17,975	167%

Gross margin(i)	43%	23%	N/A	20	pp	43%	20%	N/A	23	pp
Adjusted Gross Margin(ii)	43%	23%	N/A	20	pp	44%	20%	N/A	24	pp
(i)Gross margin is defined as gross profit divided by net revenue.
(ii)Adjusted Gross Margin is defined as Adjusted Gross Profit divided by net revenue.
For the three months ended June 30, 2025 Adjusted Gross Profit was $14.5 million, representing an increase of $8.2 million from the three months ended June 30, 2024. For the six months ended June 30, 2025, Adjusted Gross Profit was $28.8 million, representing an increase of $18.0 million from the six months ended June 30, 2024. The increase was primarily due to the consolidation of Cronos GrowCo, higher average sales prices driven primarily by a mix shift to Israel and other countries, higher sales volumes, and production efficiencies.
Constant Currency
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for net revenue, gross profit, gross profit margin, operating expenses, net income (loss) and Adjusted EBITDA for the three and six months ended June 30, 2025, as well as cash and cash equivalents and short-term investment balances as of June 30, 2025 compared to December 31, 2024, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the three and six month comparative periods in 2024 rather than the actual average exchange rates in effect during the respective current period; constant currency current and prior comparative balance sheet information is translated at the prior year-end spot rate rather than the current period spot rate. All growth comparisons relate to the corresponding period in 2024. We have provided this non-GAAP financial information to aid investors in better understanding the performance of our operations. The non-GAAP financial measures presented in this Quarterly Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP. See further discussion on foreign currency risk as noted in Item 3 “Quantitative and Qualitative Disclosures About Market Risk.”

The table below sets forth certain measures of consolidated results from continuing operations on a constant currency basis for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 as well as cash and cash equivalents and short-term investments as of June 30, 2025 and December 31, 2024, both on an as-reported and constant currency basis (in thousands):

As Reported	As Adjusted for Constant Currency
Three months ended June 30,	As Reported Change	Three months ended June 30,	Constant Currency Change
2025	2024	$	%	2025	$	%
Net revenue	$33,455	$27,762	$5,693	21%	$33,334	$5,572	20%
Gross profit	14,504	6,297	8,207	130%	14,421	8,124	129%
Gross margin	43%	23%	N/A	20	pp	43%	N/A	20	pp

Operating expenses	19,828	21,858	(2,030)	(9)%	19,843	(2,015)	(9)%
Net loss	(38,482)	(8,759)	(29,723)	(339)%	(39,798)	(31,039)	(354)%
Adjusted EBITDA	$1,688	$(11,051)	$12,739	N/M	$1,587	$12,638	N/M

Six months ended June 30,	As Reported Change	Six months ended June 30,	Constant Currency Change
2025	2024	$	%	2025	$	%
Net revenue	$65,717	$53,050	$12,667	24%	$66,956	$13,906	26%
Gross profit	28,238	10,780	17,458	162%	28,645	17,865	166%
Gross margin	43%	20%	N/A	23	pp	43%	N/A	23	pp

Operating expenses	37,634	42,289	(4,655)	(11)%	38,319	(3,970)	(9)%
Net loss	(30,759)	(11,243)	(19,516)	(174)%	(32,477)	(21,234)	(189)%
Adjusted EBITDA	$3,977	$(21,720)	$25,697	N/M	$3,920	$25,640	N/M

As of June 30,	As of December 31,	As Reported Change	As of June 30,	Constant Currency Change
2025	2024	$	%	2025	$	%
Cash and cash equivalents	$794,416	$858,805	$(64,389)	(7)%	$792,622	$(66,183)	(8)%
Short-term investments	40,000	—	40,000	N/A	40,000	40,000	N/A
Total cash and cash equivalents and short-term investments	$834,416	$858,805	$(24,389)	(3)%	$832,622	$(26,183)	(3)%

Net revenue

	As Reported				As Adjusted for Constant Currency
	Three months ended June 30,		As Reported Change		Three months ended June 30,	Constant Currency Change
	2025	2024	$	%	2025	$	%
Cannabis flower	$25,025	$20,661	$4,364	21%	$24,820	$4,159	20%
Cannabis extracts	8,360	7,064	1,296	18%	8,446	1,382	20%
Other	70	37	33	89%	68	31	84%
Net revenue	$33,455	$27,762	$5,693	21%	$33,334	$5,572	20%

	As Reported				As Adjusted for Constant Currency
	Six months ended June 30,		As Reported Change		Six months ended June 30,	Constant Currency Change
	2025	2024	$	%	2025	$	%
Cannabis flower	$48,369	$38,186	$10,183	27%	$48,985	$10,799	28%
Cannabis extracts	16,968	14,791	2,177	15%	17,597	2,806	19%
Other	380	73	307	421%	374	301	412%
Net revenue	$65,717	$53,050	$12,667	24%	$66,956	$13,906	26%

	As Reported				As Adjusted for Constant Currency
	Three months ended June 30,		As Reported Change		Three months ended June 30,	Constant Currency Change
	2025	2024	$	%	2025	$	%
Canada	$19,150	$19,844	$(694)	(3)%	$19,633	$(211)	(1)%
Israel	9,376	6,889	2,487	36%	9,001	2,112	31%
Other countries	4,929	1,029	3,900	379%	4,700	3,671	357%
Net revenue	$33,455	$27,762	$5,693	21%	$33,334	$5,572	20%

	As Reported				As Adjusted for Constant Currency
	Six months ended June 30,		As Reported Change		Six months ended June 30,	Constant Currency Change
	2025	2024	$	%	2025	$	%
Canada	$39,280	$38,715	$565	1%	$41,104	$2,389	6%
Israel	18,605	13,306	5,299	40%	18,094	4,788	36%
Other countries	7,832	1,029	6,803	661%	7,758	6,729	654%
Net revenue	$65,717	$53,050	$12,667	24%	$66,956	$13,906	26%

For the three months ended June 30, 2025, net revenue on a constant currency basis was $33.3 million, representing a 20% increase from the three months ended June 30, 2024. For the six months ended June 30, 2025, net revenue on a constant currency basis was $67.0 million, representing a 26% increase from the six months ended June 30, 2024. On a constant currency basis, net revenue increased for the three and six months ended June 30, 2025, primarily due to higher cannabis flower sales in Israel and other countries, which carry no excise taxes, the consolidation of Cronos GrowCo, and higher cannabis extract sales in the Canadian market. On a constant currency basis, the consolidation of Cronos GrowCo as a result of the Cronos GrowCo Transaction contributed $2.2 million and $5.3 million, respectively, of cannabis flower sales in the three and six months ended June 30, 2025. No such sales were recognized for the three and six months ended June 30, 2024.

Gross profit
For the three months ended June 30, 2025, gross profit on a constant currency basis was $14.4 million, representing a 129% increase from the three months ended June 30, 2024. For the six months ended June 30, 2025, gross profit on a constant currency basis was $28.6 million, representing a 166% increase from the six months ended June 30, 2024. On a constant currency basis, gross profit increased for the three and six months ended June 30, 2025, primarily due to the consolidation of Cronos GrowCo, higher average sales prices driven primarily by a mix shift to Israel and other countries, higher sales volumes, and production efficiencies. On a constant currency basis, for the six months ended June 30, 2025, we recognized $0.6 million of inventory step-up from the Cronos GrowCo Transaction in cost of sales. No such costs were recognized for the three months ended June 30, 2025, or the three and six months ended June 30, 2024.
Operating expenses
For the three months ended June 30, 2025, operating expenses on a constant currency basis were $19.8 million, representing a 9% decrease from the three months ended June 30, 2024. For the six months ended June 30, 2025, operating expenses on a constant currency basis were $38.3 million, representing a 9% decrease from the six months ended June 30, 2024. On a constant currency basis, operating expenses decreased for the three and six months ended June 30, 2025, primarily due to lower salaries and benefits, higher expected credit loss allowance on loans receivable recorded in the prior period, and lower share-based compensation expense, partially offset by higher sales and marketing expenses and restructuring costs and the consolidation of Cronos GrowCo. On a constant currency basis, for the three and six months ended June 30, 2025, the consolidation of Cronos GrowCo increased operating expenses by $1.0 million and $1.9 million, respectively. No such costs were recorded in the three or six months ended June 30, 2024. Operating expenses on a constant currency basis also declined for the six months ended June 30, 2025 due to lower impairment loss on long-lived assets.
Net loss
For the three months ended June 30, 2025, net loss on a constant currency basis was $39.8 million, representing a higher net loss of $31.0 million from the three months ended June 30, 2024. For the six months ended June 30, 2025, net loss on a constant currency basis was $32.5 million, representing a higher net loss of $21.2 million from six months ended June 30, 2024. On a constant currency basis, the increased net loss was primarily due to an unrealized foreign exchange loss on our U.S. dollar-denominated cash and cash equivalents and short-term investments held in Canada, driven by the Canadian dollar strengthening against the U.S. dollar, partially offset by higher gross profit and lower operating expenses.
Adjusted EBITDA
For the three months ended June 30, 2025, Adjusted EBITDA on a constant currency basis was $1.6 million, representing a $12.6 million improvement from the three months ended June 30, 2024. For the six months ended June 30, 2025, Adjusted EBITDA on a constant currency basis was $3.9 million, representing a $25.6 million improvement from the six months ended June 30, 2024. The improvement in Adjusted EBITDA for the three and six months ended June 30, 2025 on a constant currency basis was driven by higher gross profit, as well as by lower operating expenses due to a decline in general and administrative costs.
Cash and cash equivalents & short-term investments
Cash and cash equivalents and short-term investments on a constant currency basis decreased 3% to $832.6 million as of June 30, 2025, from $858.8 million as of December 31, 2024. The decrease in cash and cash equivalents and short-term investments on a constant currency basis is primarily due to purchases of property, plant and equipment, repurchases of common stock, dividend payments to non-controlling interests and withholding taxes paid on share-based awards in the six months ended June 30, 2025.
Liquidity and Capital Resources
As of June 30, 2025, we had $794 million in cash and cash equivalents and $40 million in short-term investments. We believe that the existing cash and cash equivalents and short-term investments will be sufficient to fund the business operations and capital expenditures over the next twelve months. The following table summarizes the cash flows from operating, investing and financing activities:

(In thousands of U.S. dollars)	Six months ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$722	$(460)
Net cash provided by (used in) investing activities	(56,339)	180,999
Net cash used in financing activities	(10,616)	(905)
Effect of foreign currency translation on cash and cash equivalents	1,844	(736)
Net change in cash	$(64,389)	$178,898

Comparison of cash flows between the six months ended June 30, 2025 and the six months ended June 30, 2024
Operating activities
During the six months ended June 30, 2025, we generated $0.7 million of cash from operating activities as compared to cash used of $0.5 million in the six months ended June 30, 2024, representing a decrease in cash used of $1.2 million. This change is primarily driven by a $13.1 million increase in net income after adjusting for non-cash items during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 and lower interest receivable, partially offset by increases in accounts receivable and inventory and decreases in accrued liabilities.
Investing activities
During the six months ended June 30, 2025, we used $56.3 million of cash in investing activities, compared to $181.0 million of cash provided by investing activities during the six months ended June 30, 2024, representing a change of $237.3 million. This change was driven by the purchase of $40.0 million of short-term investments and higher capital expenditures during the six months ended June 30, 2025, compared to the maturity of certain short-term investments, which were reinvested as cash equivalents upon maturity during the six months ended June 30, 2024.
Financing activities
During the six months ended June 30, 2025, cash used in financing activities was $10.6 million, compared to $0.9 million of cash used in financing activities during the six months ended June 30, 2024, representing an increase of $9.7 million. This change is primarily driven by dividends paid to non-controlling interests, repurchases of common stock and an increase in withholding taxes paid on share-based awards during the six months ended June 30, 2025 compared to six months ended June 30, 2024.
Share Repurchase Program
On May 7, 2025, the Company’s Board of Directors (the “Board”) authorized a share repurchase program of up to $50.0 million, but not to exceed 19,270,951 common shares, being 5% of the outstanding common shares as of May 7, 2025. The repurchase program commenced on May 14, 2025 and is expected to terminate on May 13, 2026 unless earlier terminated. In both the three and six months ended June 30, 2025, we repurchased 1,874,951 common shares at a cost of approximately $3.6 million. As of June 30, 2025, the Company has remaining authorization to repurchase up to $46.4 million of additional common shares, not to exceed the remaining 17,396,000 common shares authorized by the Board.
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
A 10% change in the exchange rates for the Canadian dollar would have affected the carrying amount of the net assets by approximately $39.0 million and $40.1 million as of June 30, 2025 and December 31, 2024, respectively. The corresponding impact would be recorded in accumulated other comprehensive income. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains and losses could have a significant, and potentially adverse, effect on the Company’s results of operations.
During the three and six months ended June 30, 2025, the Company had foreign currency gain on translation of $60.2 million and $57.1 million, respectively. During the three and six months ended June 30, 2024 the Company had foreign currency loss on translation of $10.2 million and $32.5 million, respectively.
Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those which possess a short term to maturity. During the three months ended June 30, 2025 and 2024, we had interest income, net of $9.0 million and $13.5 million, respectively. During the six months ended June 30, 2025 and 2024, we had interest income, net of $18.7 million and $27.7 million, respectively. A 10% decrease in the interest rate in effect on June 30, 2025 would not have a material effect on the fair value of our cash equivalents and short-term investments as the majority of the portfolio had a maturity date of three months or less. A 10% decrease in the interest rate in effect for the three and six months ended June 30, 2025 would have an effect of $0.9 million and $1.9 million, respectively, on interest income, net earned on our cash equivalents and short-term investments.

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2025. Based on that evaluation, management has concluded that, as of June 30, 2025, the disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended June 30, 2025 was as follows (in millions, except number of shares):

Period	Number of shares purchased	Weighted average price per share	Purchased as part of publicly announced repurchase plan(i)	Approximate dollar value of shares that may yet be purchased on repurchase plan(i)	Approximate shares that may yet be purchased on repurchase plan
April 1, 2025 to April 30, 2025	—	$—	$—	$—	—
May 1, 2025 to May 31, 2025	—	$—	$—	$50,000	19,270,951
June 1, 2025 to June 30, 2025	1,874,951	$1.92	$3,612	$46,388	17,396,000
	1,874,951		$3,612
(i)On May 7, 2025, the Company was authorized by the Board to purchase up to $50,000 of the Company’s common shares under a share repurchase program announced on May 8, 2025, of which $3,612 had been repurchased as of June 30, 2025. The repurchase program is expected to terminate on May 13, 2026, unless earlier terminated.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2025, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
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
August 7, 2025

	By:	/s/ Jimmy McGinness
Jimmy McGinness Vice President, Controller, and Principal Accounting Officer
August 7, 2025