Form 10-Q
period 2025-09-30
Cronos Group Inc.
filed 2025-11-06
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
or
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

As of November 3, 2025, there were 382,893,267 common shares of the registrant issued and outstanding.

Unless otherwise noted or the context indicates otherwise, references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to the “Company,” “Cronos Group,” “we,” “us” and “our” refer to Cronos Group Inc., its direct and indirect wholly owned subsidiaries and, if applicable, its joint ventures and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; the term “U.S. hemp” has the meaning given to the term “hemp” in the United States (“U.S.”) Agricultural Improvement Act of 2018 (the “2018 Farm Bill”), including hemp-derived cannabidiol (“CBD”); and the term “U.S. Schedule I cannabis” means cannabis excluding U.S. hemp.
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

(Exchange rates are shown as C$ per $)	As of
	September 30, 2025	September 30, 2024	December 31, 2024
Spot rate	1.3921	1.3525	1.4351
Year-to-date average rate	1.3985	1.3601	N/A

(Exchange rates are shown as ILS per $)	As of
	September 30, 2025	September 30, 2024	December 31, 2024
Spot rate	3.3122	3.7269	3.6526
Year-to-date average rate	3.5126	3.6994	N/A
All summaries of agreements described herein are qualified by the full text of such agreements (certain of which have been filed as exhibits with the U.S. Securities and Exchange Commission).

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Cronos Group Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	As of September 30, 2025	As of December 31, 2024
Assets
Current assets
Cash and cash equivalents	$784,170	$858,805
Short-term investments	40,000	—
Accounts receivable, net	27,091	15,462
Interest receivable	6,548	8,690
Other receivables	4,357	5,000
Current portion of loans receivable (net of allowance for credit losses of $1)	176	618
Inventory, net	48,167	33,149
Prepaids and other current assets	8,769	6,277
Held-for-sale assets	2,873	8,112
Total current assets	922,151	936,113
Other investments	11,443	2,813
Non-current portion of loans receivable (net of allowance for credit losses of $5,419)	22,409	15,526
Property, plant and equipment, net	145,536	133,189
Right-of-use assets	1,529	1,390
Goodwill	65,413	63,453
Intangible assets, net	9,829	11,257
Deferred tax assets	100	2,571
Total assets	$1,178,410	$1,166,312
Liabilities
Current liabilities
Accounts payable	$10,865	$16,973
Income taxes payable	1	9
Accrued liabilities	29,625	31,653
Current portion of lease obligation	576	1,025
Derivative liabilities	—	40
Total current liabilities	41,067	49,700
Non-current portion due to non-controlling interests	698	1,073
Non-current portion of lease obligation	1,166	993
Deferred tax liabilities	3,430	3,564
Total liabilities	46,361	55,330
Shareholders’ equity
Share capital and additional paid-in capital (no par value; authorized for issue as of September 30, 2025 and December 31, 2024: unlimited; shares outstanding as of September 30, 2025 and December 31, 2024: 382,893,267 and 382,530,780, respectively)	666,147	669,879
Retained earnings	450,032	457,709
Accumulated other comprehensive loss	(33,675)	(63,525)
Total equity attributable to shareholders of Cronos Group	1,082,504	1,064,063
Non-controlling interests	49,545	46,919
Total shareholders’ equity	1,132,049	1,110,982
Total liabilities and shareholders’ equity	$1,178,410	$1,166,312
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)
(In thousands of U.S. dollars, except share and per share amounts, unaudited)	Table of Contents

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net revenue, before excise taxes	$48,828	$46,594	$134,978	$120,639
Excise taxes	(12,489)	(12,330)	(32,922)	(33,325)
Net revenue	36,339	34,264	102,056	87,314
Cost of sales	17,501	30,341	54,894	72,216
Inventory write-down	506	312	592	707
Gross profit	18,332	3,611	46,570	14,391
Operating expenses
Sales and marketing	5,301	5,528	15,213	15,190
Research and development	1,345	1,242	3,067	3,201
General and administrative	9,254	12,760	29,099	34,434
Restructuring costs	212	—	1,535	630
Share-based compensation	2,333	2,262	5,802	6,513
Depreciation and amortization	354	1,098	1,717	3,237
Impairment loss on long-lived assets	36	14,376	36	16,350
Total operating expenses	18,835	37,266	56,469	79,555
Operating loss	(503)	(33,655)	(9,899)	(65,164)
Other income (expense)
Interest income, net	11,742	12,460	30,404	40,156
Share of income from equity method investments	—	—	—	2,365
Gain on revaluation of loan receivable	—	11,804	—	11,804
Gain on revaluation of equity method investment	—	32,469	—	32,469
Gain (loss) on revaluation of financial instruments	4,066	(293)	3,475	(6,550)
Impairment loss on other investments	—	—	—	(25,650)
Foreign currency gain (loss)	19,785	(7,432)	(18,170)	12,370
Loss on held-for-sale assets	(3,031)	(10,422)	(5,532)	(10,422)
Change in allowance for credit loss on non-operating loan	(4,771)	—	(4,771)	—
Other, net	(283)	(315)	(241)	(737)
Total other income	27,508	38,271	5,165	55,805
Income (loss) before income taxes	27,005	4,616	(4,734)	(9,359)
Income tax benefit	(1,316)	(2,708)	(2,296)	(5,440)
Net income (loss)	28,321	7,324	(2,438)	(3,919)
Net income (loss) attributable to non-controlling interest	2,363	(1,025)	5,193	(1,270)
Net income (loss) attributable to Cronos Group	$25,958	$8,349	$(7,631)	$(2,649)

Cronos Group Inc.
Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)
(In thousands of U.S. dollars, except share and per share amounts, unaudited)	Table of Contents

Comprehensive income (loss)
Net income (loss)	$28,321	$7,324	$(2,438)	$(3,919)
Other comprehensive income (loss)
Foreign exchange gain (loss) on translation	(26,005)	12,408	31,141	(20,113)
Comprehensive income (loss)	2,316	19,732	28,703	(24,032)
Comprehensive income (loss) attributable to non-controlling interests	1,629	(269)	6,484	(344)
Comprehensive income (loss) attributable to Cronos Group	$687	$20,001	$22,219	$(23,688)
Net income (loss) per share
Basic net income (loss) per share attributable to Cronos Group	$0.07	$0.02	$(0.02)	$(0.01)

Diluted net income (loss) per share attributable to Cronos Group	$0.07	$0.02	$(0.02)	$(0.01)

See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity
For the nine months ended September 30, 2025 and 2024
(In thousands of U.S. dollars, except share amounts, unaudited)

	Number of shares	Share capital and additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of December 31, 2024	382,530,780	$669,879	$457,709	$(63,525)	$46,919	$1,110,982
Activities relating to share-based compensation	2,875,615	(843)	(15)	—	—	(858)
Net income	—	—	6,122	—	1,601	7,723
Foreign exchange loss on translation	—	—	—	(2,924)	(158)	(3,082)
Balance as of March 31, 2025	385,406,395	$669,036	$463,816	$(66,449)	$48,362	$1,114,765
Activities relating to share-based compensation	275,468	1,190	(25)	—	—	1,165
Share repurchases	(1,874,951)	(3,612)	—	—	—	(3,612)
Dividend paid to non-controlling interest	—	—	—	—	(3,858)	(3,858)
Net income (loss)	—	—	(39,711)	—	1,229	(38,482)
Foreign exchange gain on translation	—	—	—	58,045	2,183	60,228
Balance as of June 30, 2025	383,806,912	$666,614	$424,080	$(8,404)	$47,916	$1,130,206
Activities relating to share-based compensation	4,217	1,392	(6)	—	—	1,386
Share repurchases	(917,862)	(1,859)	—	—	—	(1,859)
Net income	—	—	25,958	—	2,363	28,321
Foreign exchange loss on translation	—	—	—	(25,271)	(734)	(26,005)
Balance as of September 30, 2025	382,893,267	$666,147	$450,032	$(33,675)	$49,545	$1,132,049

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity
For the nine months ended September 30, 2025 and 2024
(In thousands of U.S. dollars, except share amounts, unaudited)

	Number of shares	Share capital and additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of December 31, 2023	381,298,853	$662,174	$416,719	$20,678	$(3,447)	$1,096,124
Activities relating to share-based compensation	712,325	1,499	—	—	—	1,499
Net loss	—	—	(2,241)	—	(243)	(2,484)
Foreign exchange gain (loss) on translation	—	—	—	(22,471)	110	(22,361)
Balance as of March 31, 2024	382,011,178	$663,673	$414,478	$(1,793)	$(3,580)	$1,072,778
Activities relating to share-based compensation	269,547	2,004	(71)	—	—	1,933
Net loss	—	—	(8,757)	—	(2)	(8,759)
Foreign exchange gain (loss) on translation	—	—	—	(10,220)	60	(10,160)
Balance as of June 30, 2024	382,280,725	$665,677	$405,650	$(12,013)	$(3,522)	$1,055,792
Non-controlling interest resulting from business combination	—	—	—	—	53,542	53,542
Activities relating to share-based compensation	13,982	2,249	(4)	—	—	2,245
Net income (loss)	—	—	8,349	—	(1,025)	7,324
Foreign exchange gain on translation	—	—	—	11,652	756	12,408
Balance as of September 30, 2024	382,294,707	$667,926	$413,995	$(361)	$49,751	$1,131,311
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	Nine months ended September 30,
	2025	2024
Operating activities
Net loss	$(2,438)	$(3,919)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	5,802	6,513
Depreciation and amortization	10,574	6,811
Impairment loss on long-lived assets	36	16,350
Impairment loss on other investments	—	25,650
(Gain) loss from investments	(3,482)	4,103
Changes in expected credit losses on long-term financial assets	4,766	1,026
Revaluation of equity method investment	—	(32,469)
Revaluation of loan receivable	—	(11,804)
Loss on held-for-sale assets	5,532	10,422
Inventory step-up recorded to cost of sales	517	7,116
Foreign currency (gain) loss	18,170	(12,370)
Other non-cash operating activities, net	2,367	(11)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,510)	(5,402)
Interest receivable	2,095	(1,018)
Other receivables	941	1,658
Prepaids and other current assets	(2,348)	(1,217)
Inventory, net	(13,025)	7,162
Accounts payable	(1,227)	(9,102)
Income taxes payable	(9)	(9)
Accrued liabilities	(3,730)	1,633
Net cash provided by operating activities	14,031	11,123
Investing activities
Purchase of short-term investments	(40,000)	—
Proceeds from short-term investments	—	187,166
Purchase of other investments	(5,107)	—
Cash acquired in business combinations	—	5,993
Advances on loans receivable	(13,307)	(8,822)
Proceeds from repayment on loans receivable	2,855	5,290
Purchase of property, plant and equipment, net of disposals	(23,578)	(8,868)
Purchase of intangible assets, net of disposals	(204)	(578)
Net cash provided by (used in) investing activities	(79,341)	180,181
Financing activities
Repurchases of common stock	(5,471)	—
Dividend paid to non-controlling interest	(3,858)	—
Withholding taxes paid on share-based awards	(3,153)	(918)
Net cash used in financing activities	(12,482)	(918)
Effect of foreign currency translation on cash and cash equivalents	3,157	2,357
Net change in cash and cash equivalents	(74,635)	192,743
Cash and cash equivalents, beginning of period	858,805	669,291
Cash and cash equivalents, end of period	$784,170	$862,034
Supplemental cash flow information
Interest paid	$—	$—
Interest received	$32,148	$38,965
Income taxes paid	$68	$621
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
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
(b)Basis of presentation
These condensed consolidated interim financial statements of Cronos are unaudited. They have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and with applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for any other reporting period.
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
(d)Revenue recognition
The following tables present the Company’s revenue by major product category:

	Three months ended September 30,
	2025	2024
Cannabis flower	$26,362	$26,328
Cannabis extracts	9,964	7,789
Other	13	147
Net revenue	$36,339	$34,264

	Nine months ended September 30,
	2025	2024
Cannabis flower	$74,731	$64,514
Cannabis extracts	26,932	22,580
Other	393	220
Net revenue	$102,056	$87,314

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
Net revenue attributed to a geographic region based on the location of the customer were as follows:

	Three months ended September 30,
	2025	2024
Canada	$23,132	$24,067
Israel	11,353	7,259
Other countries	1,854	2,938
Net revenue	$36,339	$34,264

	Nine months ended September 30,
	2025	2024
Canada	$62,412	$62,781
Israel	29,958	20,565
Other countries	9,686	3,968
Net revenue	$102,056	$87,314
(e)Short-term Investments
Short-term investments are classified as held-to-maturity and recorded at cost. Interest earned on short-term investments is recorded in interest receivables on the consolidated balance sheets and interest income, net on the condensed consolidated statements of net income (loss) and comprehensive income (loss). Cash inflows and outflows related to the purchase and maturity of short-term investments are classified as investing activities in the Company’s consolidated statements of cash flows. As of September 30, 2025, the Company’s short-term investments of $40,000 were comprised of Guaranteed Investment Certificates held in Canada.
(f)Concentration of risk
Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk from its operating activities, primarily accounts receivable and other receivables, and its investing activities, including cash held with banks and financial institutions, short-term investments and loans receivable. The Company’s maximum exposure to this risk is equal to the carrying amount of these financial assets, which amounted to $884,751 and $904,101 as of September 30, 2025 and December 31, 2024, respectively.
An impairment analysis is performed at each reporting date using a calculation that reflects the probability-weighted outcome, the time value of money and reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Accounts receivable are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, amongst others, the failure of a debtor to engage in a repayment plan, and a failure to make contractual payments for a period of greater than 120 days past due. As of September 30, 2025 and December 31, 2024, the Company had $7 and $7, respectively, in expected credit losses that have been recognized on receivables from contracts with customers.
As of September 30, 2025, the Company assessed that there is a concentration of credit risk, as 30% of the Company’s accounts receivable were due from two customers with an established credit history with the Company. As of December 31, 2024, 27% of the Company’s accounts receivable were due from one customer with an established credit history with the Company.
The Company sells products to a limited number of major customers. Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s net revenue before excise taxes. During the three months ended September 30, 2025, the Company earned a total net revenue before excise taxes of $22,634 from two major customers, together accounting for 46% of the Company’s total net revenue before excise taxes. During the three months ended September 30, 2024, the Company earned a total net revenue before excise taxes of $21,993 from two major customers, together accounting for 48% of the Company’s total net revenue before excise taxes. During the nine months ended September 30, 2025, the Company earned a total net revenue before excise taxes of $58,490 from two major customers, together accounting for 43% of the Company’s total net revenue before excise taxes. During the nine months ended September 30, 2024, the Company earned a total net revenue before excise taxes of $71,846 from three major customers, together accounting for 59% of the Company’s total net revenue before excise taxes.
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
In the third quarter of 2024, the Company obtained majority control of the board of directors of Cronos GrowCo, which qualified as a business combination under ASC 805 Accounting for Business Combinations (the “Cronos GrowCo Transaction”). Prior to the Cronos GrowCo Transaction, the Company’s investment in Cronos GrowCo consisted of an investment accounted for under the equity method and loans receivable from Cronos GrowCo. In connection with the Cronos GrowCo Transaction, the Company provided an approximately $51,000 secured non-revolving credit facility to Cronos GrowCo to fund the expansion of Cronos GrowCo’s cultivation and processing facilities (such area, the “Phase 2 Expansion Area”) and entered into a new supply agreement with Cronos GrowCo (the “Cronos GrowCo Supply Agreement”). Pursuant to the Cronos GrowCo Supply Agreement, prior to the commencement of sales from the Phase 2 Expansion Area, the Company and its controlled affiliates (other than Cronos GrowCo) had the right, but not the obligation, to purchase an aggregate total quantity of 80% of Cronos GrowCo’s production. Following the commencement of sales from the Phase 2 Expansion Area during the third quarter of 2025, the Company and its controlled affiliates (other than Cronos GrowCo) have the right, but not the obligation, to purchase 70% of Cronos GrowCo’s forecasted production capacity over a given period and 70% of Cronos GrowCo’s actual production in a given month. Cronos GrowCo’s production is intended to support the majority of the Company’s current and future biomass supply requirements.
As there was no cash consideration paid, the Cronos GrowCo Transaction was valued with reference to the fair value of our preexisting equity method investment of $53,542, as well as the effective settlement of various preexisting relationships between the Company and Cronos GrowCo. Following the date of the Cronos GrowCo Transaction these preexisting relationships are now classified as intercompany transactions and eliminated upon consolidation. As of the date of the Cronos GrowCo Transaction, the fair value of the non-controlling interest in Cronos GrowCo was $53,542. The Company used the income approach to estimate both the fair value of the Company’s equity method investment in Cronos GrowCo and the fair value of the non-controlling interest in Cronos GrowCo. Under the income approach, significant assumptions used in the discounted cash flow method that required the use of judgment were the discount rate, growth rates and cash flow projections.

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
The inventory acquired in the Cronos GrowCo Transaction of $15,754 included a step-up to fair value of $5,605. For the three and nine months ended September 30, 2025, the Company recognized nil and $517, respectively, of this inventory step-up into cost of sales on the condensed consolidated statements of net income (loss) and comprehensive income (loss). For both the three and nine months ended September 30, 2024, the Company recognized $7,116 of the inventory step-up into cost of sales on the condensed consolidated statements of net income (loss) and comprehensive income (loss). As of September 30, 2025, none of the inventory step-up was remaining in the Company’s inventory on the condensed consolidated balance sheet.
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
For both the three and nine months ended September 30, 2024, net revenue attributable to Cronos GrowCo was $4,268 and loss before income taxes was $1,606. Business combination-related costs of nil and $72 were incurred in relation to the Cronos GrowCo Transaction in the three and nine months ended September 30, 2025, respectively, and were reported in general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss). Business combination-related costs of $334 and $530 were incurred in relation to the Cronos GrowCo Transaction in the three and nine months ended September 30, 2024, respectively, and were reported in general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
As a result of the Cronos GrowCo Transaction, the Company recorded goodwill of $65,269, none of which is deductible for income tax purposes. The goodwill acquired was primarily attributable to the ability to realize synergies, enhance Cronos’ supply capabilities and support future growth opportunities from the expansion of Cronos GrowCo’s cultivation and processing facilities.
The following table presents unaudited supplemental pro forma results for the three and nine months ended September 30, 2024, as if the Cronos GrowCo Transaction had occurred as of January 1, 2023. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the business combination had taken place at such time. The unaudited pro forma results presented below include adjustments such as amortization of inventory step-up, amortization charges for acquired intangible assets, depreciation adjustments for property, plant and equipment

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

	Three months ended September 30,	Nine months ended September 30,
	2024	2024
Net revenue	$34,264	$94,788
Gross profit	(3,540)	14,124
Operating expenses	37,266	82,715
Other income (expense)	(6,002)	8,892
Net loss attributable to Cronos Group	$(29,447)	$(39,578)
Material nonrecurring pro forma adjustments directly attributable to the Cronos GrowCo Transactions include the following:
•Historical amortization of the acquired inventory step-up of $7,116 recognized in the historical three month period ended September 30, 2024 was removed from pro forma net income for the three months and nine months ended September 30, 2024.
•Pre-business combination revenues for sales from Cronos GrowCo to the Company of $14,776 were adjusted out for the nine months ended September 30, 2024 as these amounts would have been eliminated in consolidation. Company pre-business combination cost of sales of $11,386 were adjusted out for the nine months ended September 30, 2024, as these amounts would have been eliminated in consolidation.
•The gain on the revaluation of the equity method investment and loan receivable relating to the Cronos GrowCo Transaction of $32,469 and $11,804, respectively, were adjusted out for the three months and nine months ended September 30, 2024, as this revaluation is assumed to have occurred on January 1, 2023.
3. Inventory, net
Inventory, net is comprised of the following items:

	As of September 30, 2025	As of December 31, 2024
Raw materials	$6,380	$5,400
Work-in-progress	28,403	14,350
Finished goods	13,224	13,248
Supplies and consumables	160	151
Total	$48,167	$33,149
As a result of the Cronos GrowCo Transaction, the Company recorded a step-up to Cronos GrowCo’s existing inventory of $5,605 to bring the inventory balance acquired by the Company to its fair value. For the three and nine months ended September 30, 2025, the Company recognized nil and $517, respectively, of this inventory step-up into cost of sales on the condensed consolidated statements of net income (loss) and comprehensive income (loss). For both the three and nine months ended September 30, 2024, the Company recognized $7,116 of the inventory step-up into cost of sales on the condensed consolidated statements of net income (loss) and comprehensive income (loss). As of September 30, 2025, none of the inventory step-up was remaining in the Company’s inventory on the condensed consolidated balance sheets. See Note 2 “Business Combination” for further information.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
4. Investments
(a)Investments in equity method investments, net
The following is a summary of the Company’s share of net income from equity investments accounted for under the equity method of accounting:

	Three months ended September 30, 2024	Nine months ended September 30, 2024
Cronos GrowCo(i)	$—	$2,365
	$—	$2,365
(i)The Company obtained control of Cronos GrowCo on July 1, 2024, and, as a result, the investment in Cronos GrowCo is now accounted for as an intercompany transaction and eliminated upon consolidation from the business combination date onwards. See Note 2 “Business Combination” for further information.
(b)Other investments
Other investments consist of investments in common shares, options and warrants of three companies in the cannabis industry.
PharmaCann Option
On June 14, 2021, the Company purchased an option (the “PharmaCann Option”) to acquire 473,787 shares of Class A Common Stock of PharmaCann, Inc. (“PharmaCann”), a vertically integrated cannabis company in the United States, at an exercise price of $0.0001 per share, representing approximately 10.5% of PharmaCann’s issued and outstanding capital stock on a fully diluted basis as of the date of the PharmaCann Option, for an aggregate purchase price of approximately $110,392. The PharmaCann Option is classified as an investment in an equity security without a readily determinable fair value. The Company measures the PharmaCann Option at cost less accumulated impairment charges, if any, and subsequently adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As of September 30, 2025 and December 31, 2024, the Company’s ownership percentage in PharmaCann on a fully diluted basis was approximately 0.7% and 5.8%, respectively. The decrease in ownership percentage in the nine months ended September 30, 2025, was the result of the exercise of convertible notes by PharmaCann shareholders unrelated to Cronos in the first quarter of 2025, and an increase in the amount of shares that can be converted from PharmaCann’s existing convertible notes in the second quarter of 2025. The decrease in the Company’s ownership percentage since acquisition does not materially affect the Company’s rights under the PharmaCann Option. The net book value of the PharmaCann Option was nil as of both September 30, 2025 and December 31, 2024.
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
Vitura
On February 12, 2025, Vitura Health Limited (“Vitura”) issued an additional 74,814,757 common shares diluting the Company’s ownership in Vitura from approximately 10% to approximately 8.3%. As of September 30, 2025, the Company’s ownership percentage in Vitura remained at approximately 8.3% of its outstanding common shares. The investment is considered an equity security with a readily determinable fair value. Changes in the fair value of the investment are recorded as gain (loss) on revaluation of financial instruments on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
High Tide Warrant
On July 16, 2025, the Company, as lender, and High Tide Inc. (“High Tide”), as borrower, entered into a loan agreement for junior secured convertible debt with a principal amount of C$30,000 ($21,919) and an original issue discount of 16% (the “High Tide Loan”). Additionally, the Company received a common share purchase warrant (the “High Tide Warrant”) with a five-year term, which is exercisable into up to 3,836,317 common shares (the “Warrant Shares”) of High Tide at an exercise price of C$3.91 per Warrant Share.
The High Tide Warrant is classified as a derivative that is not being held as a hedge and was initially recorded at a fair value of C$6,989 ($5,106) to other investments on the condensed consolidated balance sheet on the transaction date. The High Tide Warrant’s fair value is estimated at each reporting date using a Black-Scholes model. Key inputs include the share price and volatility of High Tide common shares, the risk-free rate and the remaining term of the High Tide Warrant. Changes in the fair value of the High Tide Warrant are recorded as income (loss) on revaluation of financial instruments on the condensed consolidated statements of net income (loss) and comprehensive income (loss). See Note 5 “Loans Receivable, net” for discussion of the loan receivable recognized as part of the agreement with High Tide.
The following table summarizes the Company’s other investments activity:

	As of June 30, 2025	Warrant Acquired	Unrealized gain	Impairment charges	Foreign exchange effect	As of September 30, 2025
Vitura	$2,251	$—	$216	$—	$14	$2,481
High Tide Warrant	—	5,106	3,966	—	(110)	8,962
	$2,251	$5,106	$4,182	$—	$(96)	$11,443

	As of December 31, 2024	Warrant Acquired	Unrealized gain (loss)	Impairment charges	Foreign exchange effect	As of September 30, 2025
Vitura	$2,813	$—	$(484)	$—	$152	$2,481
High Tide Warrant	—	5,106	3,966	—	(110)	8,962
	$2,813	$5,106	$3,482	$—	$42	$11,443

	As of June 30, 2024	Unrealized loss	Impairment charges	Foreign exchange effect	As of September 30, 2024
PharmaCann	$—	$—	$—	$—	$—
Vitura	3,168	(371)	—	103	2,900
	$3,168	$(371)	$—	$103	$2,900

	As of December 31, 2023	Unrealized loss	Impairment charges	Foreign exchange effect	As of September 30, 2024
PharmaCann	$25,650	$—	$(25,650)	$—	$—
Vitura	9,601	(6,468)	—	(233)	2,900
	$35,251	$(6,468)	$(25,650)	$(233)	$2,900

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
5. Loans Receivable, net
Loans receivable, net consists of the following:

	As of September 30, 2025	As of December 31, 2024
Current portion of Mucci Promissory Note accrued interest	$176	$618
Total current portion of loans receivable, net	176	618
High Tide Loan	8,846	—
Mucci Promissory Note	11,237	13,464
Cannasoul Collaboration Loan	1,901	1,736
Add: Long-term portion of accrued interest	425	326
Total long-term portion of loans receivable, net	22,409	15,526
Total loans receivable, net	$22,585	$16,144
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
In June 2024, the GrowCo Credit Facility was amended to increase the aggregate principal amount available by C$70,000 by providing a second secured non-revolving credit facility (“Term Loan B”). The funds from Term Loan B have been used to expand Cronos GrowCo’s purpose-built cannabis facility. Term Loan B will mature on August 22, 2035, which represents the 10-year anniversary of the commencement of sales from the Phase 2 Expansion Area on August 22, 2025. Principal will be repaid under Term Loan B on a quarterly basis following the commencement of sales from the Phase 2 Expansion Area. Interest on Term Loan B is payable on a quarterly basis until maturity beginning after the first borrowing under Term Loan B. Prior to July 1, 2024, only C$12,000 of the C$70,000 increased principal availability could be drawn, which Cronos GrowCo drew in full on June 20, 2024.
As a result of the Cronos GrowCo Transaction on July 1, 2024, the existing loans receivable under the GrowCo Credit Facility were remeasured at their fair value and effectively settled. See Note 2 “Business Combination” for further information regarding the Cronos GrowCo Transaction.
Mucci Promissory Note
On June 28, 2019, the Company entered into a promissory note receivable agreement (the “Mucci Promissory Note”) for C$16,350 (approximately $11,745) with the Cronos GrowCo joint venture partner (“Mucci”). The Mucci Promissory Note is secured by a general security agreement covering all the assets of Mucci. Prior to July 1, 2022, interest accrued on the Mucci Promissory Note was capitalized as part of the principal balance. On September 30, 2022, the Mucci Promissory Note was amended and restated to increase the interest rate from 3.95% to the Canadian Prime Rate plus 1.25%, change the interest payments from quarterly to annual, and defer Mucci’s initial cash interest payment from September 30, 2022 to July 1, 2023. On June 20, 2024, the Mucci Promissory Note was amended and restated. As a result, interest accrued on the Mucci Promissory Note between July 1, 2023 and July 1, 2024 was capitalized as part of the principal balance. As of July 1, 2024, interest is accrued and to be paid in cash beginning on July 1, 2025. For the nine months ended September 30, 2025, Mucci made principal repayments of $2,855 and interest payments of $1,003 on the Mucci Promissory Note. For both the three and nine months ended September 30, 2024, there were no repayments of principal or interest on the Mucci Promissory Note.
Cannasoul Collaboration Loan
The Company holds a variable interest in Cannasoul Lab Services Ltd. (“CLS”). CLS is a wholly owned subsidiary of Cannasoul Analytics Ltd., which has established a commercial cannabis analytical testing laboratory (the “Cannasoul Laboratory”) located on the premises of Cronos Israel (the “Cannasoul Collaboration”). Cronos Israel agreed to advance up to ILS 8,297 ($2,505) by a non-recourse loan (the “Cannasoul Collaboration Loan”) to CLS over a period of two years from April 1, 2020 for the capital and operating expenditures of the Cannasoul Laboratory. The Cannasoul Collaboration Loan bears interest at 3.5% annually. Cronos Israel will receive 70% of the profits of the Cannasoul Laboratory until such time as it has recovered 150% of the amounts advanced to CLS, after which time it will receive 50% of the Cannasoul Laboratory profits. As a result, the Company is exposed to economic variability from CLS’s performance. The Company does not consolidate CLS as it does not have the power to direct the activities that most significantly impact the entity’s economic performance; thus, the Company is not considered the primary beneficiary of the entity. The

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
carrying amount of the Cannasoul Collaboration Loan is recorded under loans receivable and the full loan amount, ILS 8,297, represents the Company’s maximum potential exposure to losses through the Cannasoul Collaboration.
As of both September 30, 2025 and December 31, 2024, CLS has received ILS 8,297 (approximately $2,505 and $2,272, respectively), from the Cannasoul Collaboration Loan.
High Tide Loan
On July 16, 2025, the Company, as lender, and High Tide Inc, as borrower, entered into the High Tide Loan. The High Tide Loan bears interest at 4% per annum, payable in cash quarterly, and provides for conversion of the debt into common shares of High Tide at a price of C$4.20 per common share. The High Tide Loan is convertible only upon the agreement of the Company and High Tide. The High Tide Loan has a term of five years and may be repaid early with no penalty. Additionally, the Company received the High Tide Warrant, which is exercisable into up to 3,836,317 common shares of High Tide at an exercise price of C$3.91 per Warrant Share. See Note 4 “Investments” for discussion of the High Tide Warrant.
The loan receivable was recorded at a fair value as of the transaction date of C$18,591 ($13,583) and will be amortized using the effective interest method over the estimated life of the loan. For both the three and nine months ended September 30, 2025, High Tide paid $183 in interest. As of September 30, 2025, the High Tide loan receivable included an unamortized discount of $7,962 and an expected credit loss of $4,742 as presented in the tables below.
Credit Quality Indicators
The Company is exposed to credit risk on loan receivables. Credit risk is the risk of loss arising from the failure of borrowers to meet the terms of the contract or otherwise fail to perform as agreed. Because each borrower has distinct risk characteristics, the Company evaluates each loan individually rather than as part of a broader portfolio. The Company routinely reviews its borrowers and assesses their financial health to estimate current expected credit losses. This assessment involves examining historical loss data—including benchmarking risk grades using Moody’s reports across different economic cycles—analyzing asset-specific risks, particularly those unique to the cannabis industry, and evaluating the current financial status and forecasted financial results of each borrower. Furthermore, the Company assigns credit risk ratings through an ordinal logit regression model, which compares borrowers’ credit quality to other rated companies by analyzing key financial metrics such as total assets, debt, revenue, earnings before interest and taxes, and net income.
Expected credit loss allowances on the Company’s long-term financial assets for the three and nine months ended September 30, 2025 and 2024 were comprised of the following items:

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	As of June 30, 2025	Increase (decrease)(ii)	Foreign exchange effect	As of September 30, 2025
Mucci Promissory Note	$74	$1	$(1)	$74
Cannasoul Collaboration Loan	589	5	10	604
High Tide Loan	—	4,771	(29)	4,742
	$663	$4,777	$(20)	$5,420

	As of December 31, 2024	Increase (decrease)(ii)	Foreign exchange effect	As of September 30, 2025
Mucci Promissory Note	$88	$(18)	$4	$74
Cannasoul Collaboration Loan	535	13	56	604
High Tide Loan	—	4,771	(29)	4,742
	$623	$4,766	$31	$5,420

	As of June 30, 2024	Increase (decrease)(iii)	Foreign exchange effect	As of September 30, 2024
GrowCo Credit Facility(i)	$11,838	$(11,804)	$(34)	$—
Mucci Promissory Note	90	1	1	92
Cannasoul Collaboration Loan	506	4	10	520
	$12,434	$(11,799)	$(23)	$612

	As of December 31, 2023	Increase (decrease)(iii)	Foreign exchange effect	As of September 30, 2024
GrowCo Credit Facility(i)	$11,176	$(10,794)	$(382)	$—
Mucci Promissory Note	89	4	(1)	92
Cannasoul Collaboration Loan	524	12	(16)	520
	$11,789	$(10,778)	$(399)	$612
(i)The Company obtained control of Cronos GrowCo on July 1, 2024, and, as a result, the loans receivable from Cronos GrowCo are now accounted for as intercompany transactions and eliminated upon consolidation from the business combination date onwards. See Note 2 “Business Combination” for further information.
(ii)During the three and nine months ended September 30, 2025, $6 and $(5), respectively, were recorded as changes to general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss) as a result of adjustments to our expected credit losses. During the three and nine months ended September 30, 2025, $4,771 was recorded as a change in allowance for credit loss on non-operating loan on the condensed consolidated statements of net income (loss) and comprehensive income (loss) as a result of adjustments to our allowance for expected credit loss on the High Tide Loan.
(iii)During the three and nine months ended September 30, 2024, $5 and $1,026 were recorded as increases to general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss) as a result of adjustments to our expected credit losses. During both the three and nine months ended September 30, 2024, $11,804 was recorded as a gain on revaluation of loans receivable on the condensed consolidated statements of net income (loss) and comprehensive income (loss) from remeasuring our outstanding loans receivable with Cronos GrowCo as a result of the Cronos GrowCo Transaction.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
6. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	As of September 30, 2025	As of December 31, 2024
Cost
Land	$7,091	$6,389
Building and leasehold improvements	234,824	192,059
Machinery and Equipment	45,729	36,741
Furniture and fixtures	2,662	2,687
Construction in progress	469	28,710
Less: accumulated depreciation	(38,439)	(29,798)
Less: accumulated impairment charges	(106,800)	(103,599)
Property, Plant and Equipment, net	$145,536	$133,189
During the first quarter of 2024, the Company ceased operations at its Winnipeg, Manitoba facility (“Cronos Fermentation Facility”), performed an assessment under ASC 360 of the recoverability of the carrying value of the Cronos Fermentation Facility assets and determined the carrying value of the assets was not fully recoverable. The fair value was estimated using a combination of the market and income approaches. As a result of this analysis, an impairment loss on long-lived assets of $1,631 was recorded to the condensed consolidated statements of net income (loss) and comprehensive income (loss) in the nine months ended September 30, 2024. As of both September 30, 2025 and December 31, 2024, the Cronos Fermentation Facility assets were classified as held-for-sale on the condensed consolidated balance sheets. See Note 8 “Restructuring” for further information.
For the three and nine months ended September 30, 2025, depreciation expense on property, plant and equipment was $2,971 and $8,582, respectively. For the three and nine months ended September 30, 2024, depreciation expense on property, plant and equipment was $2,552 and $3,861, respectively. This depreciation expense was included in cost of sales as well as depreciation and amortization in operating expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
As of September 30, 2025 and December 31, 2024, the Company had $2,704 and $8,828, respectively, of unpaid purchases of property, plant and equipment accrued in accounts payable on the condensed consolidated balance sheets.
7. Goodwill and Intangible Assets, net
(a)    Goodwill
Goodwill is comprised of the following items as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Cost	Accumulated Impairment Charges	Net
Peace Naturals	$1,006	$—	$1,006
Cronos GrowCo	64,407	—	64,407
	$65,413	$—	$65,413

	As of December 31, 2024
	Cost	Accumulated Impairment Charges	Net
Peace Naturals	$976	$—	$976
Cronos GrowCo	62,477	—	62,477
	$63,453	$—	$63,453

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
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
Intangible assets, net are comprised of the following items as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	$5,411	$(4,135)	$(76)	$1,200
Health Canada licenses	8,051	(1,579)	(6,472)	—
Ginkgo exclusive licenses	26,947	(5,494)	(21,453)	—
Israeli codes(i)	310	(95)	—	215
Know-how(ii)	7,902	(988)	—	6,914
Total definite-lived intangible assets	48,621	(12,291)	(28,001)	8,329
Lord Jones® brand	64,000	—	(62,500)	1,500
Trademarks	142	—	(142)	—
Total intangible assets	$112,763	$(12,291)	$(90,643)	$9,829

	As of December 31, 2024
	Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	$6,988	$(4,646)	$(72)	$2,270
Health Canada licenses	7,810	(1,673)	(6,137)	—
Ginkgo exclusive licenses	26,139	(5,329)	(20,810)	—
Israeli codes(i)	281	(76)	—	205
Know-how(ii)	7,665	(383)	—	7,282
Total definite-lived intangible assets	48,883	(12,107)	(27,019)	9,757
Lord Jones® brand	64,000	—	(62,500)	1,500
Trademarks	142	—	(142)	—
Total intangible assets	$113,025	$(12,107)	$(89,661)	$11,257
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
As of September 30, 2025, the estimated future amortization of definite-lived intangible assets is as follows:

As of September 30, 2025
Remainder of 2025 (3 months)	$376
2026	1,487
2027	1,050
2028	878
2029	822
Thereafter	3,716
$8,329

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
8. Restructuring
In the first quarter of 2022, the Company initiated a strategic plan to realign the business around its brands, centralize functions and evaluate the Company’s supply chain (the “Realignment”). As part of the Realignment, on February 28, 2022, the Company’s Board of Directors (the “Board”) approved plans to leverage the Company’s strategic partnerships to improve supply chain efficiencies and reduce manufacturing overhead by exiting its production facility in Stayner, Ontario, Canada (the “Peace Naturals Campus”). On February 27, 2023, the Board approved revisions to the Realignment, under which the Company was maintaining select components of its operations at the Peace Naturals Campus, namely distribution warehousing, certain research and development activities and manufacturing of certain of the Company’s products. In the third quarter of 2023, the Board approved revisions to the Realignment to wind-down operations at the Cronos Fermentation Facility, list the Cronos Fermentation Facility assets for sale, and implement additional organization-wide cost reductions as the Company continues its Realignment initiatives. On November 26, 2023, the Company entered into an agreement for the sale and leaseback of the Peace Naturals Campus, which was subsequently terminated pursuant to its terms during the second quarter of 2024. The Company plans to continue and expand operations at the Peace Naturals Campus. In the first quarter of 2025, the Company continued its Realignment initiatives to transform its IT infrastructure and finance departments to drive long-term cost efficiencies, improve cross-functional collaboration, and support global scalability. These actions include leadership transitions, consolidation of certain roles, and assessment of, and investment in, critical IT infrastructure. The Realignment initiatives are intended to position the Company to drive profitable and sustainable growth over time.
During the first quarter of 2024, the Company ceased operations at the Cronos Fermentation Facility, performed an assessment under ASC 360 Property, Plant and Equipment of the recoverability of the carrying value of the Cronos Fermentation Facility assets and determined the carrying value of the assets was not fully recoverable. The fair value was estimated using a combination of the market and income approaches. As a result of this analysis, an impairment loss on long-lived assets of $1,631 was recorded to the condensed consolidated statements of net loss and comprehensive loss in the nine months ended September 30, 2024. In addition, the Cronos Fermentation Facility assets were classified as held-for-sale in the first quarter of 2024 and continue to be classified as held-for-sale as of September 30, 2025. During the second quarter of 2025, the Company revised its listing price and reassessed the fair value of the Cronos Fermentation Facility assets, which resulted in the recognition of a loss on held-for-sale assets of $2,501 on the condensed consolidated statements of net income (loss) and comprehensive income (loss) in the nine months ended September 30, 2025. The fair value was estimated using a combination of the market and income approaches. Under the market approach, the key assumptions are the selected comparable transactions and adjustments made based on age, condition and type of sale. Under the income approach, the key assumptions are the market rent and capitalization rate. During the third quarter of 2025, the Company entered into an agreement to sell the Cronos Fermentation Facility assets for C$4,000 ($2,873), which resulted in the recognition of a loss on held-for-sale assets of $3,031 on the condensed consolidated statements of net income (loss) and comprehensive income (loss) in the three months ended September 30, 2025.
During the three and nine months ended September 30, 2025, the Company incurred $212 and $1,535, respectively, in restructuring costs in connection with the Realignment. During the three and nine months ended September 30, 2024, the Company incurred nil and $630 of restructuring costs in connection with the Realignment. Charges related thereto include employee-related costs such as severance and other termination benefits, as well as IT infrastructure and finance transformation costs associated with the Realignment.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following tables summarize the Company’s restructuring activity for the three and nine months ended September 30, 2025:

	Accrual as of June 30, 2025	Expenses	Payments/Write-offs	Accrual as of September 30, 2025
Employee Termination Benefits	$104	$—	$—	$104
Other Restructuring Costs	108	212	(163)	157
Total	$212	$212	$(163)	$261

	Accrual as of December 31, 2024	Expenses	Payments/Write-offs	Accrual as of September 30, 2025
Employee Termination Benefits	$—	$620	$(516)	$104
Other Restructuring Costs	—	915	(758)	157
Total	$—	$1,535	$(1,274)	$261
The following tables summarize the Company’s restructuring activity for the three and nine months ended September 30, 2024:

	Accrual as of June 30, 2024	Expenses	Payments/Write-offs	Accrual as of September 30, 2024
Employee Termination Benefits	$24	$—	$(24)	$—
Other Restructuring Costs	547	—	(547)	—
Total	$571	$—	$(571)	$—

	Accrual as of December 31, 2023	Expenses	Payments/Write-offs	Accrual as of September 30, 2024
Employee Termination Benefits	$150	$62	$(212)	$—
Other Restructuring Costs	—	568	(568)	—
Total	$150	$630	$(780)	$—

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
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
The following table summarizes the total share-based compensation expense associated with the Company’s stock options, RSUs and DSUs for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Stock options	$18	$34	$171	$101
RSUs	1,375	2,228	4,691	6,412
DSUs	940	—	940	—
Total share-based compensation	$2,333	$2,262	$5,802	$6,513
Share-based compensation for both the three and nine months ended September 30, 2025 included $940 of expense associated with the Company’s DSUs. For both three and nine months ended September 30, 2024, $449 of DSU-related expense was included in general and administrative expense in the Company’s condensed consolidated statement of net income (loss) and comprehensive income (loss). For the three and nine months ended September 30, 2024, $78 and $(82) was included in gain (loss) on revaluation of financial instruments in the Company’s condensed consolidated statement of net income (loss) and comprehensive income (loss), primarily related to the revaluation of DSUs.
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
The following is a summary of the changes in stock options for the nine months ended September 30, 2025 and 2024:

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of December 31, 2024	$5.63	717,264	3.65
Cancellation, forfeiture and expiry of options	14.70	(15,000)
Balance as of September 30, 2025	$5.44	702,264	2.30
Exercisable as of September 30, 2025	$5.72	631,645	2.06

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of December 31, 2023	$14.50	2,103,201	1.84
Cancellation, forfeiture and expiry of options	19.05	(1,385,937)
Balance as of September 30, 2024	$5.63	717,264	3.90
Exercisable as of September 30, 2024	$6.39	535,469	3.42
(i)The weighted-average exercise price reflects the conversion of foreign currency-denominated stock options translated into C$ using the average foreign exchange rate as of the date of issuance.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following table summarizes stock options outstanding:

	As of September 30, 2025	As of December 31, 2024
2020 Omnibus Plan	702,264	702,264
2018 Stock Option Plan	—	15,000
Total stock options outstanding	702,264	717,264
(c)Restricted share units
The following is a summary of the changes in RSUs for the nine months ended September 30, 2025 and 2024:

	Weighted-average grant date fair value (C$)(ii)	Number of RSUs
Balance as of December 31, 2024	$3.50	8,382,213
Granted(i)	3.57	2,641,485
Vested and issued	2.61	(4,850,878)
Cancellation and forfeitures	2.32	(618,020)
Balance as of September 30, 2025	$2.81	5,554,800

	Weighted-average grant date fair value (C$)(ii)	Number of RSUs
Balance as of December 31, 2023	$3.77	7,381,541
Granted(i)	2.95	2,503,835
Vested and issued	3.51	(1,364,864)
Cancellation and forfeitures	2.99	(125,616)
Balance as of September 30, 2024	$3.53	8,394,896
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
(d)Deferred share units
The following is a summary of the changes in DSUs for the nine months ended September 30, 2025 and 2024:

	Financial liability	Number of DSUs
Balance as of December 31, 2024	$1,129	560,261
Granting and vesting of DSUs	450	198,238
Loss on revaluation	519	—
Balance as of September 30, 2025	$2,098	758,499

	Financial liability	Number of DSUs
Balance as of December 31, 2023	$1,092	521,679
Granting and vesting of DSUs	450	193,965
DSU liabilities settled	(359)	(155,383)
Loss on revaluation	59	—
Balance as of September 30, 2024	$1,242	560,261

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
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
During the three months ended September 30, 2025, the Company repurchased 917,862 common shares for $1,859. During the nine months ended September 30, 2025, the Company repurchased 2,792,813 common shares for $5,471. All common shares repurchased under this program were retired and cancelled upon settlement. As a result, the repurchased common shares were removed from issued and outstanding share capital, reducing the number of common shares outstanding. The value of the retired common shares were charged against share capital and additional paid in capital. The Company funded the repurchases using available cash resources.
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
(i)Class action complaints relating to restatement of 2019 interim financial statements
On March 11 and 12, 2020, two alleged shareholders of the Company separately filed two putative class action complaints in the U.S. District Court for the Eastern District of New York against the Company and its Chief Executive Officer and former Chief Financial Officer. The court consolidated the cases, and the consolidated amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5, promulgated thereunder, against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The consolidated amended complaint generally alleges that certain of the Company’s prior public statements about revenue and internal controls were incorrect based on the Company’s disclosures relating to the Audit Committee of the Board’s review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel. The consolidated amended complaint does not quantify a damage request. The defendants moved to dismiss on February 8, 2021. On November 17, 2023, the court entered an order granting the motion and dismissed the case with prejudice. On December 1, 2023, the shareholder plaintiffs sought reconsideration of the dismissal, requesting that the court instead dismiss the action without prejudice and permit the plaintiffs to seek leave to further amend the complaint. On December 3, 2024, the Court issued an opinion and order granting the plaintiffs’ motion for reconsideration, and on January 10, 2025, the plaintiffs filed a second amended class action complaint. The defendants are moving to dismiss the second amended class action complaint. On May 30, 2025, the parties jointly informed the court that they had reached an agreement-in-principle to settle the action. At the parties’ request, the Court has stayed all deadlines in the action pending submission of the proposed settlement to the Court. The proposed settlement remains subject to preliminary and final approval by the court and certain other conditions not within the Company’s control.

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
As a result of the Settlement Order, the Company (i) lost its status as a well-known seasoned issuer for a period of three years, (ii) is unable to rely on the private offering exemptions provided by Regulations A and D under the Securities Act for a period of five years and (iii) was unable to rely on the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995 for a period of three years.
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
The table below sets forth consolidated Adjusted EBITDA and significant expenses for our single segment:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Adjusted EBITDA	$5,677	$(6,019)	$9,654	$(27,739)

Significant expenses:
Sales and marketing	5,301	5,528	15,213	15,190
Research and development	1,345	1,242	3,067	3,201
General and administrative	9,254	12,760	29,099	34,434
Share-based compensation	2,333	2,262	5,802	6,513
Depreciation and amortization	354	1,098	1,717	3,237
Total significant expenses	18,587	22,890	54,898	62,575
Restructuring costs	212	—	1,535	630
Impairment loss on long-lived assets	36	14,376	36	16,350
Total operating expense	$18,835	$37,266	$56,469	$79,555

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following tables set forth a reconciliation of net loss as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated:

Three months ended September 30, 2025
Net income	$28,321
Interest income, net	(11,742)
Income tax benefit	(1,316)
Depreciation and amortization	3,532
EBITDA	18,795
Impairment loss on long-lived assets(i)	36
Gain on revaluation of financial instruments(iv)	(4,066)
Foreign currency gain	(19,785)
Transaction costs(vi)	547
Loss on held-for-sale assets(vii)	3,031
Other, net(viii)	283
Restructuring costs(ix)	212
Share-based compensation(x)	2,333
Restatement litigation costs(xi)	(624)
Israel Ministry of Economy and Industry dumping inquiry expense(xiii)	144
Change in allowance for credit loss on non-operating loan(xiv)	4,771
Adjusted EBITDA	$5,677

Three months ended September 30, 2024
Net income	$7,324
Interest income, net	(12,460)
Income tax benefit	(2,708)
Depreciation and amortization	3,567
EBITDA	(4,277)
Impairment loss on long-lived assets(i)	14,376
Revaluation gain on loan receivable(ii)	(11,804)
Gain on revaluation of equity method investment(iii)	(32,469)
Loss on revaluation of financial instruments(iv)	293
Foreign currency loss	7,432
Transaction costs(vi)	334
Loss on held-for-sale assets(vii)	10,422
Other, net(viii)	315
Share-based compensation(x)	2,262
Restatement litigation costs(xi)	(19)
Inventory step-up recorded to cost of sales(xii)	7,116
Adjusted EBITDA	$(6,019)

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

Nine months ended September 30, 2025
Net loss	$(2,438)
Interest income, net	(30,404)
Income tax benefit	(2,296)
Depreciation and amortization	10,574
EBITDA	(24,564)
Impairment loss on long-lived assets(i)	36
Gain on revaluation of financial instruments(iv)	(3,475)
Foreign currency loss	18,170
Transaction costs(vi)	619
Loss on held-for-sale assets(vii)	5,532
Other, net(viii)	241
Restructuring costs(ix)	1,535
Share-based compensation(x)	5,802
Restatement litigation costs(xi)	(186)
Inventory step-up recorded to cost of sales(xii)	517
Israel Ministry of Economy and Industry dumping inquiry expense(xiii)	656
Change in allowance for credit loss on non-operating loan(xiv)	4,771
Adjusted EBITDA	$9,654

Nine months ended September 30, 2024
Net loss	$(3,919)
Interest income, net	(40,156)
Income tax benefit	(5,440)
Depreciation and amortization	6,811
EBITDA	(42,704)
Share of income from equity method investment	(2,365)
Impairment loss on long-lived assets(i)	16,350
Revaluation gain on loan receivable(ii)	(11,804)
Gain on revaluation of equity method investment(iii)	(32,469)
Loss on revaluation of financial instruments(iv)	6,550
Impairment loss on other investments(v)	25,650
Foreign currency gain	(12,370)
Transaction costs(vi)	530
Loss on held-for-sale assets(vii)	10,422
Other, net(viii)	737
Restructuring costs(ix)	630
Share-based compensation(x)	6,513
Restatement litigation costs(xi)	(525)
Inventory step-up recorded to cost of sales(xii)	7,116
Adjusted EBITDA	$(27,739)

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(i)For the three and nine months ended September 30, 2025, impairment loss on long-lived assets related to equipment no longer in use. For the three and nine months ended September 30, 2024, impairment loss on long-lived assets included $14,258 related to the write-down of our Ginkgo exclusive licenses. For the nine months ended September 30, 2024, impairment loss on long-lived assets included $1,631 related to the winding down of operations at the Cronos Fermentation Facility.
(ii)For the three and nine months ended September 30, 2024, a revaluation gain on loan receivable was recognized as a result of the Cronos GrowCo Transaction on July 1, 2024.
(iii)For the three and nine months ended September 30, 2024, the gain on revaluation of equity method investment was recognized as a result of the Cronos GrowCo Transaction on July 1, 2024.
(iv)For the three months ended September 30, 2025, the gain on revaluation of financial instruments was driven by a gain related to the Company’s High Tide Warrant and the Company’s equity securities in Vitura. For the nine months ended September 30, 2025, the gain on revaluation of financial instruments related to the Company’s High Tide Warrant, partially offset by a loss related to the Company’s equity securities in Vitura. For the three and nine months ended 2024, the loss on revaluation of financial instruments related primarily to the Company’s equity securities in Vitura.
(v)For the nine months ended September 30, 2024, impairment loss on other investments represents the fair value change on the PharmaCann Option.
(vi)For the three and nine months ended September 30, 2025 and 2024, transaction costs represented legal, financial and other advisory fees and expenses incurred in connection with the Cronos GrowCo Transaction and discrete strategic initiatives. These costs are included in general and administrative expenses on the condensed consolidated statement of net income (loss) and comprehensive income (loss).
(vii)For the three and nine months ended September 30, 2025 and 2024, loss on held-for-sale assets related to a revaluation of the Cronos Fermentation Facility held-for-sale asset group.
(viii)For the three and nine months ended September 30, 2025, other, net related to (gain) loss on disposal of assets and dividend income. For the three and nine months ended September 30, 2024, other, net related to (gain) loss on disposal of assets and (gain) loss on revaluation of derivative liabilities.
(ix)For the three and nine months ended September 30, 2025, restructuring costs related to employee-related severance costs and IT infrastructure and finance transformation costs associated with the Realignment, as described in Note 8 “Restructuring.” For the nine months ended September 30, 2024, restructuring costs related to employee-related severance costs and other restructuring costs associated with the Realignment, as described in Note 8 “Restructuring.”
(x)For the three and nine months ended September 30, 2025 and 2024, share-based compensation related to the expenses of share-based compensation awarded to employees and, for the three and nine months ended September 30, 2025, our DSUs issued to our Board of Directors, each under the Company’s share-based award plans, as described in Note 9 “Share-based Compensation.”
(xi)For the three and nine months ended September 30, 2025 and 2024, restatement litigation costs included legal costs incurred defending shareholder class action complaints brought against the Company as a result of the 2019 restatement.
(xii)For the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024, inventory step-up recorded to cost of sales represents the portion of the inventory step-up from the Cronos GrowCo Transaction that was recorded through the condensed consolidated statements of loss and comprehensive income (loss).
(xiii)For the three and nine months ended September 30, 2025, Israel Ministry of Economy and Industry dumping inquiry expense included expenditures relating to the regulatory inquiry about alleged dumping of medical cannabis products in Israel and related litigation and external relations expenses.
(xiv)For the three and nine months ended September 30, 2025, change in allowance for credit loss on non-operating loan represents the allowance recognized on the High Tide loan receivable, as described in Note 5, “Loans Receivable, net.”
The following tables present the Company’s revenue by major product category for our single segment:

	Three months ended September 30,
	2025	2024
Cannabis flower	$26,362	26,328
Cannabis extracts	9,964	7,789
Other	13	147
Net revenue	$36,339	$34,264

	Nine months ended September 30,
	2025	2024
Cannabis flower	$74,731	$64,514
Cannabis extracts	26,932	22,580
Other	393	220
Net revenue	$102,056	$87,314

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
Net revenue attributed to a geographic region based on the location of the customer was as follows:

	Three months ended September 30,
	2025	2024
Canada	$23,132	$24,067
Israel	11,353	7,259
Other countries	1,854	2,938
Net revenue	$36,339	$34,264

	Nine months ended September 30,
	2025	2024
Canada	$62,412	$62,781
Israel	29,958	20,565
Other countries	9,686	3,968
Net revenue	$102,056	$87,314
The table below sets forth total cash and cash equivalents and short-term investments for our single segment:

	As of September 30, 2025	As of December 31, 2024
Total cash and cash equivalents and short-term investments	$824,170	$858,805
Property, plant and equipment, net were physically located in the following geographic regions:

	As of September 30, 2025	As of December 31, 2024
Canada	$129,272	$117,329
Israel	16,264	15,860
Total	$145,536	$133,189
Intangibles, net were physically located in the following geographic regions:

	As of September 30, 2025	As of December 31, 2024
Canada	$9,482	$10,887
Israel	347	370
Total	$9,829	$11,257
For additions to our property, plant and equipment, net and intangibles, net for the nine months ended September 30, 2025 and September 30, 2024, please see Note 6 “Property, Plant and Equipment, net” and the condensed consolidated statements of cash flows.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
13. Income (Loss) per Share
Basic and diluted income (loss) per share are calculated as follows (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Basic income (loss) per share computation
Net income (loss) attributable to the shareholders of Cronos Group	$25,958	$8,349	$(7,631)	$(2,649)
Weighted-average number of common shares outstanding for computation for basic income (loss) per share	383,086,739	382,285,589	383,784,383	381,963,097
Basic income (loss) per share	$0.07	$0.02	$(0.02)	$(0.01)

Diluted income (loss) per share computation
Net income (loss) attributable to the shareholders of Cronos Group	$25,958	$8,349	$(7,631)	$(2,649)
Weighted-average number of common shares outstanding used in the computation of basic income (loss) per share	383,086,739	382,285,589	383,784,383	381,963,097
Dilutive effect of RSUs	1,899,692	3,408,093	—	—
Dilutive effect of Top-up Rights – market price	6,282	290,725	—	—
Weighted-average number of common shares for computation of diluted income (loss) from continuing operations per share(i)	384,992,713	385,984,407	383,784,383	381,963,097
Diluted income (loss) per share	$0.07	$0.02	$(0.02)	$(0.01)
(i)In computing diluted loss per share, incremental common shares are not considered in periods in which a net loss is reported as the inclusion of the common share equivalents would be anti-dilutive.
For the three months ended September 30, 2025 and 2024, total securities of 18,062,067 and 15,065,666, respectively, were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive. For the nine months ended September 30, 2025 and 2024, total securities of 19,353,160 and 20,926,402, respectively, were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive.
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

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$784,170	$—	$—	$784,170
Other investments(i)(ii)	2,481	8,962	—	11,443
Derivative liabilities	—	—	—	—

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$858,805	$—	$—	$858,805
Other investments(i)	2,813	—	—	2,813
Derivative liabilities	—	—	40	40
(i)As of September 30, 2025 and December 31, 2024, the Company’s influence on Vitura is deemed non-significant and the investment is considered an equity security with a readily determinable fair value. See Note 4 “Investments” for further information.
(ii)As of September 30, 2025, the fair value of the Company’s warrants in High Tide is estimated using a Black-Scholes model with key inputs including share price and volatility of High Tide common shares, the risk-free rate and the remaining term of the High Tide Warrant. See Note 4 “Investments” for further information.
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

	Three months ended September 30, 2024	Nine months ended September 30, 2024
Cronos GrowCo – purchases	$—	$16,952
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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Related party – purchases of products and services	$475	$410	$837	$1,346
The Company had outstanding accounts payable related to the agreement of $234 and $149 as of September 30, 2025 and December 31, 2024, respectively.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(c)Consulting Agreement
In connection with the Cronos GrowCo Transaction, Cronos GrowCo entered into a consulting services agreement with a consulting firm managed by a member of the group of investors holding the remaining 50% ownership of Cronos GrowCo, pursuant to which the consulting firm provides management services to Cronos GrowCo. During the three and nine months ended September 30, 2025, the Company incurred $436 and $1,007, respectively, of expense under this agreement. During both the three and nine months ended September 30, 2024, the Company incurred $220 of expense under this agreement. As of September 30, 2025, the Company had no outstanding payables related to this agreement.
(d)Dividend to Non-controlling Interest
On June 30, 2025, Cronos GrowCo made a dividend payment, of which $3,858 was paid to its non-controlling shareholders. The dividend distribution was funded from excess operating cash flows and is presented in the financing section of the statement of cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read together with other information, including the Company’s condensed consolidated interim financial statements and the related notes to those statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (this “Quarterly Report”), consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), Part I, Item 1A, Risk Factors, of the Annual Report and Part II, Item 1A, Risk Factors, of this Quarterly Report.
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
•expectations related to our announcement of cost-cutting measures, including our decision to wind down operations at our Winnipeg, Manitoba facility (the “Cronos Fermentation Facility”) the expected costs and benefits from the wind-down of production activities, and the pending the sale of the Cronos Fermentation Facility, as well as changes in strategy, metrics, investments, costs, operating expenses, employee turnover and other changes with respect thereto;
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
•expectations related to the transaction by which we obtained majority control of the board of directors of Cronos GrowCo (the “Cronos GrowCo Transaction”), which qualified as a business combination under Accounting Standards Codification (“ASC”) 805, the expansion of Cronos GrowCo’s purpose-built cultivation and processing facilities and any additional supply provided, and growth (including in the wholesale market) driven, thereby;
•expectations related to the transaction by which we, as lender, obtained junior secured convertible debt (the “High Tide Loan”) from High Tide Inc. (“High Tide”), as borrower, and a warrant (the “High Tide Warrant”) to purchase common shares of High Tide, the performance of the High Tide Loan and the High Tide Warrant, and High Tide’s ability to repay the High Tide Loan;
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

The Forward-Looking Statements contained herein are based upon certain material assumptions that were applied in drawing a conclusion or making a forecast or projection, including: (i) our ability to effectively navigate developments related to the Anti-Dumping Investigation and the proposed anti-dumping duty to which the Company’s imports would be subject and its impact on our operations in Israel; (ii) our ability to effectively navigate developments related to the Middle East Conflict and its impact on our employees and operations in Israel, the supply of product in the market and demand for product by medical patients in Israel; (iii) our ability to efficiently and effectively distribute our PEACE NATURALS® brand in our overseas markets; (iv) our ability to realize the expected cost-savings and other benefits related to the wind-down of our operations and pending sale of the Cronos Fermentation Facility; (v) expectations related to the impact of our decision to exit our U.S. hemp-derived cannabinoid product operations; (vi) our ability to realize the expected cost-savings, efficiencies and other benefits of our Realignment and other announced cost-cutting measures and employee turnover related thereto; (vii) our ability to efficiently and effectively manage our operations at our Peace Naturals Campus; (viii) our ability to efficiently and effectively acquire raw materials on a timely and cost-effective basis from third parties or Cronos GrowCo; (ix) our ability to realize the expected benefits related to the expansion of Cronos GrowCo’s purpose-built cannabis facility (including the quality of any additional supply provided thereby and the stability of pricing and demand with respect to such supply) and the ability of Cronos GrowCo to repay the credit facility provided by Cronos; (x) High Tide’s ability to repay the High Tide Loan, the performance of the High Tide Loan and the High Tide Warrant, and our ability to realize benefits related to the performance of the High Tide Warrant; (xi) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our business combinations and strategic investments; (xii) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (xiii) government regulation of our activities and products including, but not limited to, the areas of cannabis taxation and environmental protection; (xiv) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (xv) consumer interest in our products; (xvi) our ability to differentiate our products, including through the utilization of rare cannabinoids; (xvii) competition; (xviii) anticipated and unanticipated costs; (xix) our ability to generate cash flow from operations; (xx) our ability to conduct operations in a safe, efficient and effective manner; (xxi) our ability to hire and retain qualified staff and acquire equipment and services in a timely and cost-efficient manner; (xxii) our ability to complete planned dispositions, and, if completed, obtain our anticipated sales price; (xxiii) general economic, financial market, regulatory and political conditions in which we operate; (xxiv) management’s perceptions of historical trends, current conditions and expected future developments; and (xxv) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.

By their nature, Forward-Looking Statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct, and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the Forward-Looking Statements in this Quarterly Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, negative impacts on our business and operations in Israel due to the Anti-Dumping Investigation, including that we may not be able to produce, import or sell our products in Israel as a result thereof; negative impacts on our employees, business and operations in Israel due to the Middle East Conflict, including that we may not be able to produce, import or sell our products or protect our people or facilities in Israel during the Middle East Conflict, the supply of product in the market and the demand for product by medical patients in Israel; that we may not be able to successfully continue to distribute our products in Germany, Australia, the UK, Switzerland and Malta or generate material revenue from sales in those markets; that we may not be able to achieve the anticipated benefits of the wind-down of our operations or pending sale of the Cronos Fermentation Facility; that we may be unable to further streamline our operations and reduce expenses; that we may not be able to effectively and efficiently re-enter the U.S. market in the future; that we may not be able to access raw materials on a timely and cost-effective basis from third-parties or Cronos GrowCo; that the expected benefits of the expansion of Cronos GrowCo’s purpose-built cannabis facility (including any additional supply provided thereby) may not be fully realized within a reasonable time or at all or that Cronos GrowCo may not be able to repay its borrowings under the credit facility provided by Cronos; that the expected benefits of the High Tide Warrant and the High Tide Loan may not be fully realized within a reasonable time or at all or that High Tide may not be able to repay its borrowings under the High Tide Loan; the military conflict between Russia and Ukraine may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; the risk that cost savings and any other synergies from the Altria Investment may not be fully realized or may take longer to realize than expected; failure to execute key personnel changes; that our Realignment and our further leveraging of our strategic partnerships will not result in the expected cost-savings, efficiencies and other benefits or will result in greater than anticipated turnover in personnel; that we may not be able to efficiently and effectively manage our operations, and any changes thereto, at our Peace Naturals Campus; lower levels of revenues; the lack of consumer demand for our products; our inability to manage disruptions in credit markets; unanticipated future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; failure to realize expected growth opportunities; the lack of cash flow necessary to execute our business plan (either within the expected timeframe or at all); difficulty raising capital; the potential adverse effects of judicial, regulatory or other proceedings, or threatened litigation or proceedings, on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the unexpected effects of actions of third parties such as competitors, activist investors or federal (including U.S. federal), state, provincial, territorial or local regulatory authorities or self-regulatory organizations; adverse changes in regulatory requirements in relation to our business and products; our failure to improve our internal control environment and our systems, processes and procedures; and the factors discussed under Part I, Item 1A “Risk Factors” in our Annual Report and under Part II, Item 1A “Risk Factors” in this Quarterly Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on Forward-Looking Statements.
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
Foreign currency exchange rates
All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of September 30, 2025, September 30, 2024, and December 31, 2024. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The condensed consolidated statements of net income (loss) and comprehensive income (loss) and condensed consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period as reported on Bloomberg.
The exchange rates used to translate from Canadian dollars (“C$”) to dollars is shown below:

(Exchange rates are shown as C$ per $)	As of
	September 30, 2025	September 30, 2024	December 31, 2024
Spot rate	1.3921	1.3525	1.4351
Year-to-date average rate	1.3985	1.3601	N/A
The exchange rates used to translate from New Israeli Shekels (“ILS”) to dollars is shown below:

(Exchange rates are shown as ILS per $)	As of
	September 30, 2025	September 30, 2024	December 31, 2024
Spot rate	3.3122	3.7269	3.6526
Year-to-date average rate	3.5126	3.6994	N/A

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
Recent Developments
Cronos GrowCo Expansion
The Cronos GrowCo expansion is now complete and sales from the expansion commenced in Fall 2025. The Company believes this additional supply will fuel growth internationally and within the domestic Canadian market and the wholesale market in 2026. As with any cultivation expansion, it typically takes time to fully optimize the new facility, and while we are on-schedule and making great progress, we expect improvement over time.
Consolidated Results of Operations
The tables below set forth our condensed consolidated results of operations, expressed in thousands of U.S. dollars for the periods presented. Our condensed consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net revenue, before excise taxes	$48,828	$46,594	$134,978	$120,639
Excise taxes	(12,489)	(12,330)	(32,922)	(33,325)
Net revenue	36,339	34,264	102,056	87,314
Cost of sales	17,501	30,341	54,894	72,216
Inventory write-down	506	312	592	707
Gross profit	18,332	3,611	46,570	14,391
Operating expenses
Sales and marketing	5,301	5,528	15,213	15,190
Research and development	1,345	1,242	3,067	3,201
General and administrative	9,254	12,760	29,099	34,434
Restructuring costs	212	—	1,535	630
Share-based compensation	2,333	2,262	5,802	6,513
Depreciation and amortization	354	1,098	1,717	3,237
Impairment loss on long-lived assets	36	14,376	36	16,350
Total operating expenses	18,835	37,266	56,469	79,555
Operating loss	(503)	(33,655)	(9,899)	(65,164)
Other income	27,508	38,271	5,165	55,805
Income tax benefit	(1,316)	(2,708)	(2,296)	(5,440)
Net income (loss)	28,321	7,324	(2,438)	(3,919)
Net income (loss) attributable to non-controlling interest	2,363	(1,025)	5,193	(1,270)
Net income (loss) attributable to Cronos Group	$25,958	$8,349	$(7,631)	$(2,649)

Summary of select financial results

	Three months ended September 30,		Change			Nine months ended September 30,		Change
	2025	2024	$	%		2025	2024	$	%
Net revenue	$36,339	$34,264	$2,075	6%		$102,056	$87,314	$14,742	17%
Cost of sales	17,501	30,341	(12,840)	(42)%		54,894	72,216	(17,322)	(24)%
Inventory write-down	506	312	194	62%		592	707	(115)	(16)%
Gross profit	18,332	3,611	14,721	408%		46,570	14,391	32,179	224%
Gross margin(i)	50%	11%	N/A	39	pp	46%	16%	N/A	30	pp
(i)Gross margin is defined as gross profit divided by net revenue.
Net revenue
For the three months ended September 30, 2025, we reported consolidated net revenue of $36.3 million, representing an increase of $2.1 million from the three months ended September 30, 2024. For the nine months ended September 30, 2025, we reported consolidated net revenue of $102.1 million, representing an increase of $14.7 million from the nine months ended September 30, 2024. For the three month comparative period, the increase was primarily due to higher cannabis flower sales in Israel, which carry no excise taxes, and higher cannabis extract sales in the Canadian market, partially offset by a decrease in cannabis flower sales in the Canadian market. For the nine month comparative period, the increase was primarily due to higher cannabis flower sales in Israel and other countries, which carry no excise taxes, the inclusion of a full nine months of Cronos GrowCo sales in the current period and higher cannabis extract sales in the Canadian market, partially offset by lower cannabis flower sales in the Canadian market. Due to the consolidation of Cronos GrowCo’s results of operations in our financial statements beginning July 1, 2024, Cronos GrowCo contributed $7.0 million of cannabis flower sales in the nine months ended September 30, 2025, compared to $4.3 million of cannabis flower sales in the nine months ended September 30, 2024.
Cost of sales
For the three months ended September 30, 2025, we reported consolidated cost of sales of $17.5 million, representing a decrease of $12.8 million from the three months ended September 30, 2024. For the nine months ended September 30, 2025, we reported consolidated cost of sales of $54.9 million, representing a decrease of $17.3 million from the nine months ended September 30, 2024. For both the three and nine month comparative periods, the decrease was primarily due to lower amounts of inventory step-up from the Cronos GrowCo Transaction recognized into cost of sales. For the three month comparative period, the decrease was also driven by production efficiencies and favorable inventory dynamics during the third quarter of 2025, partially offset by higher sales volumes. For the nine month comparative period, the decrease was also driven by the consolidation of Cronos GrowCo, production efficiencies and favorable inventory dynamics during the nine months ended September 30, 2025, partially offset by higher sales volumes. For the nine months ended September 30, 2025, we recognized $0.5 million of inventory step-up from the Cronos GrowCo Transaction into cost of sales. No such costs were recognized for the three months ended September 30, 2025. For both the three and nine months ended September 30, 2024, we recognized $7.1 million of inventory step-up from the Cronos GrowCo Transaction into cost of sales.
Inventory write-down
For the three and nine months ended September 30, 2025, we reported inventory write-downs of $0.5 million and $0.6 million, respectively, due to write-downs resulting from unusable inventory that was scrapped in the period. For the three and nine months ended September 30, 2024, we reported inventory write-downs of $0.3 million and $0.7 million, respectively, due to write-downs resulting from unusable inventory that was scrapped in the period.
Gross profit
For the three months ended September 30, 2025, we reported gross profit of $18.3 million, representing an increase of $14.7 million from the three months ended September 30, 2024. For the nine months ended September 30, 2025, we reported gross profit of $46.6 million, representing an increase of $32.2 million from the nine months ended September 30, 2024. For both the three and nine month comparative periods, the increase was primarily due to lower amounts of inventory step-up from the Cronos GrowCo Transaction recognized into cost of sales. For the three month comparative period, the increase was also driven by higher average sales prices driven primarily by a mix shift to Israel, higher sales volumes, production efficiencies and favorable inventory dynamics during the third quarter of 2025. For the nine month comparative period, the increase was also driven by the consolidation of Cronos GrowCo, higher average sales prices driven primarily by a mix shift to Israel and other countries, higher sales volumes, production efficiencies and favorable inventory dynamics during the nine months ended September 30, 2025. For the nine months ended September 30, 2025, gross profit was reduced by $0.5 million as a result of the impact of the inventory step-up from the Cronos GrowCo Transaction that was recorded into cost of sales. No such costs were recognized for the three months ended September 30, 2025. For both the three and nine months ended September 30, 2024, gross profit was reduced by $7.1 million as a result of the impact of the inventory step-up from the Cronos GrowCo Transaction that was recorded into cost of sales.

Operating expenses

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Sales and marketing	$5,301	$5,528	$(227)	(4)%	$15,213	$15,190	$23	—%
Research and development	1,345	1,242	103	8%	3,067	3,201	(134)	(4)%
General and administrative	9,254	12,760	(3,506)	(27)%	29,099	34,434	(5,335)	(15)%
Restructuring costs	212	—	212	N/A	1,535	630	905	144%
Share-based compensation	2,333	2,262	71	3%	5,802	6,513	(711)	(11)%
Depreciation and amortization	354	1,098	(744)	(68)%	1,717	3,237	(1,520)	(47)%
Impairment loss on long-lived assets	36	14,376	(14,340)	(100)%	36	16,350	(16,314)	(100)%
Total operating expenses	$18,835	$37,266	$(18,431)	(49)%	$56,469	$79,555	$(23,086)	(29)%
Sales and marketing
For the three months ended September 30, 2025, sales and marketing expenses were $5.3 million, representing a decrease of $0.2 million compared to the three months ended September 30, 2024. For the nine months ended September 30, 2025, sales and marketing expenses were $15.2 million, essentially flat from the nine months ended September 30, 2024. For the three month comparative period, the decrease was primarily due to lower marketing expenses, partially offset by higher salaries and benefits.
Research and development
For the three months ended September 30, 2025, research and development expenses were $1.3 million, essentially flat compared to the three months ended September 30, 2024. For the nine months ended September 30, 2025, research and development expenses were $3.1 million, essentially flat from the nine months ended September 30, 2024.
General and administrative
For the three months ended September 30, 2025, general and administrative expenses were $9.3 million, representing a decrease of $3.5 million from the three months ended September 30, 2024. For the nine months ended September 30, 2025, general and administrative expenses were $29.1 million, representing a decrease of $5.3 million from the nine months ended September 30, 2024. For the three month comparative period, the decrease was primarily due to lower salaries and benefits and restatement litigation costs. For the nine month comparative period, the decrease was primarily due to lower salaries and benefits and lower expected credit loss allowances on loans receivable, partially offset by the consolidation of Cronos GrowCo. For the nine months ended September 30, 2025, changes in expected credit loss allowances on loans receivable increased general and administrative expenses by nil. For the nine months ended September 30, 2024, changes in expected credit loss allowances on loans receivable increased general and administrative expenses by $1.0 million. For the nine months ended September 30, 2025, the impact of the consolidation of Cronos GrowCo increased general and administrative expenses by $2.6 million. For the nine months ended September 30, 2024, the impact of the consolidation of Cronos GrowCo increased general and administrative expenses by $1.6 million.
Restructuring costs
For the three months ended September 30, 2025, restructuring costs were $0.2 million, representing an increase of $0.2 million from the three months ended September 30, 2024. For the nine months ended September 30, 2025, restructuring costs were $1.5 million, representing an increase of $0.9 million from the nine months ended September 30, 2024. For further information, see Note 8 “Restructuring” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Share-based compensation
For the three months ended September 30, 2025, share-based compensation expense was $2.3 million, representing an increase of $0.1 million from the three months ended September 30, 2024. For the nine months ended September 30, 2025, share-based compensation expense was $5.8 million, representing a decrease of $0.7 million from the nine months ended September 30, 2024. For the three month comparative period, the increase was primarily due to the inclusion of expense related to deferred share units (“DSUs”) in share-based compensation in the current period, partially offset by lower amounts of share-based compensation awards outstanding. For the nine month comparative periods, the decrease was primarily due to lower amounts of share-based compensation awards outstanding, partially offset by the inclusion of expense related to DSUs in share-based compensation in the current period.
Depreciation and amortization
For the three months ended September 30, 2025, depreciation and amortization expenses were $0.4 million, representing a decrease of $0.7 million from the three months ended September 30, 2024. For the nine months ended September 30, 2025, depreciation and amortization expenses were $1.7 million, representing a decrease of $1.5 million from the nine months ended September 30, 2024. For both the three and nine month comparative periods, the decrease was primarily due to lower amortization of intangible assets.
Impairment loss on long-lived assets
For the three and nine months ended September 30, 2025, impairment loss on long-lived assets was $36 thousand. For the three months ended September 30, 2024, impairment loss on long-lived assets was $14.4 million and was primarily due to the impairment of Ginkgo exclusive licenses. For the nine months ended September 30, 2024, impairment loss on long-lived assets was $16.4 million and was primarily due to the impairment of Ginkgo exclusive licenses and the cessation of operations at the Cronos Fermentation Facility during the first quarter of 2024. For further information, see Note 8 “Restructuring” and Note 7 “Goodwill and Intangible Assets, net” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Other income and income tax expense (benefit)

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Interest income, net	$11,742	$12,460	$(718)	(6)%	$30,404	$40,156	$(9,752)	(24)%
Share of income from equity method investments	—	—	—	N/A	—	2,365	(2,365)	(100)%
Gain on revaluation of loan receivable	—	11,804	(11,804)	(100)%	—	11,804	(11,804)	(100)%
Gain on revaluation of equity method investment	—	32,469	(32,469)	(100)%	—	32,469	(32,469)	(100)%
Gain (loss) on revaluation of financial instruments	4,066	(293)	4,359	N/M	3,475	(6,550)	10,025	N/M
Impairment loss on other investments	—	—	—	N/A	—	(25,650)	25,650	100%
Foreign currency gain (loss)	19,785	(7,432)	27,217	N/M	(18,170)	12,370	(30,540)	N/M
Loss on held-for-sale assets	(3,031)	(10,422)	7,391	71%	(5,532)	(10,422)	4,890	47%
Change in allowance for credit loss on non-operating loan	(4,771)	—	(4,771)	N/A	(4,771)	—	(4,771)	N/A
Other, net	(283)	(315)	32	10%	(241)	(737)	496	67%
Total other income	27,508	38,271	(10,763)	(28)%	5,165	55,805	(50,640)	(91)%
Income tax benefit	(1,316)	(2,708)	1,392	51%	(2,296)	(5,440)	3,144	58%
Net income (loss)	28,321	7,324	20,997	287%	(2,438)	(3,919)	1,481	38%
(i)“N/M” is defined as not meaningful.
Interest income, net
For the three months ended September 30, 2025, interest income, net was $11.7 million, representing a decrease of $0.7 million from the three months ended September 30, 2024. For the nine months ended September 30, 2025, interest income, net was $30.4 million, representing a decrease of $9.8 million from the nine months ended September 30, 2024. For the three month comparative period, the decrease in net interest income was primarily due to lower interest rates in the current period, partially offset by interest on our High Tide Loan. For the nine month comparative period, the decrease in net interest income was primarily due to lower interest rates in the current period and the absence of income recognized on the Cronos GrowCo loan receivable, which is eliminated in consolidation, effective from and after July 1, 2024.
Share of income from equity method investments
For both the three months ended September 30, 2025 and 2024, we had no income from equity method investments. For the nine months ended September 30, 2025, we had no income from equity method investments, compared to $2.4 million for the nine months ended September 30, 2024. As a result of the Cronos GrowCo Transaction on July 1, 2024, we now consolidate Cronos GrowCo and no longer account for our investment in Cronos GrowCo as an equity method investment. For further information, see Note 4 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Gain on revaluation of loans receivable
For both the three and nine months ended September 30, 2024, we recognized $11.8 million of gain on revaluation of loans receivable related to the remeasurement of the existing loans receivable under the credit facility with Cronos GrowCo as a result of the Cronos

GrowCo Transaction. No such gain was recognized for either the three or nine months ended September 30, 2025. For further information, see Note 5 “Loans Receivable, net” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Gain on revaluation of equity method investment
For both the three and nine months ended September 30, 2024, we recognized $32.5 million of gain on revaluation of equity method investment related to the remeasurement of the existing investment in Cronos GrowCo as a result of the Cronos GrowCo Transaction. No such gain was recognized for either the three or nine months ended September 30, 2025. For further information, see Note 4 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Gain (loss) on revaluation of financial instruments
For the three months ended September 30, 2025, the gain on revaluation of financial instruments was $4.1 million, representing an improvement of $4.4 million from the three months ended September 30, 2024. For the nine months ended September 30, 2025, the gain on revaluation of financial instruments was $3.5 million, representing an improvement of $10.0 million from the nine months ended September 30, 2024. For both the three and nine month comparative periods, the change was primarily related to the change in fair value of our High Tide Warrant and our investment in Vitura Health Limited (“Vitura”). For further information, see Note 4 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Impairment loss on other investments
For the nine months ended September 30, 2024, we recognized $25.7 million of impairment loss on other investments, driven by impairment charges recorded on our PharmaCann Option for the difference between its estimated fair value and its carrying amount. There was no such impairment loss on other investments for the three and nine months ended September 30, 2025 or the three months ended September 30, 2024. For further information, see Note 4 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Foreign currency gain (loss)
For the three months ended September 30, 2025, foreign currency gain was $19.8 million, representing an improvement of $27.2 million from the three months ended September 30, 2024. For the nine months ended September 30, 2025, foreign currency loss was $18.2 million, representing a deterioration of $30.5 million from the nine months ended September 30, 2024. For the three month comparative period, the change was primarily due to the strengthening of the U.S. dollar compared to the Canadian dollar impacting the revaluation of certain foreign currency-denominated cash equivalents and short-term investments held in Canada. For the nine month comparative period, the change was primarily due to the weakening of the U.S. dollar compared to the Canadian dollar impacting the revaluation of certain foreign currency-denominated cash equivalents and short-term investments held in Canada.
Loss on held-for-sale assets
For three and nine months ended September 30, 2025, we recognized a loss on held-for-sale assets of $3.0 million and $5.5 million, respectively. For both the three and nine months ended September 30, 2024, we recognized a loss on held-for-sale assets of $10.4 million. The losses in both 2025 and 2024 relate to decreases in the fair value of the Cronos Fermentation Facility assets. For further information, see Note 8 “Restructuring” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Change in allowance for credit loss on non-operating loan
For both the three and nine months ended September 30, 2025, change in allowance for credit loss on non-operating loan was $4.8 million. The expense relates to the change in the allowance for credit loss on the High Tide Loan. For further information, see Note 5 “Loans Receivable, net.”
Other, net
Other, net primarily includes gains and losses on the disposal of assets.
Income tax benefit
For the three months ended September 30, 2025, income tax benefit was $1.3 million, compared to a benefit of $2.7 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, income tax benefit was $2.3 million, compared to a benefit of $5.4 million for the nine months ended September 30, 2024. For the three month comparative period, the lower benefit was primarily due to recoveries related to our inventory step-up amortization in the prior year period that did not recur in the current period. For the nine month comparative period, the decrease in benefit was mainly driven by deferred tax expense that was recorded in connection with the utilization of the loss carryforward balances.

Net income (loss)
For the three months ended September 30, 2025, net income was $28.3 million, compared to net income of $7.3 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, net loss was $2.4 million, compared to a net loss of $3.9 million for the nine months ended September 30, 2024. For both the three and nine month comparative periods, the improvement in net income was primarily due to lower operating expenses and higher gross profit, partially offset by lower other income.
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
Adjusted EBITDA
Management reviews Adjusted EBITDA, a non-GAAP measure, which excludes non-cash items and items that do not reflect management’s assessment of ongoing business performance. Management defines Adjusted EBITDA as net income (loss) before interest, tax expense (benefit), depreciation and amortization adjusted for: share of (income) loss from equity method investments; impairment loss on goodwill and intangible assets; impairment loss on long-lived assets; (gain) loss on revaluation of derivative liabilities; (gain) loss on revaluation of financial instruments; gain on revaluation of loan receivable; gain on revaluation of equity method investment; transaction costs related to strategic projects; loss on held-for-sale assets; impairment loss on other investments; foreign currency (gain) loss; other, net; change in allowance for credit loss on non-operating loan; restructuring costs; share-based compensation; costs related to the Israel Ministry of Economy and Industry dumping inquiry; purchase accounting adjustment-related inventory step-up adjustments recorded through cost of sales; and legal costs of defending shareholder class action complaints brought against us as a result of the 2019 restatement. Results are reported as total consolidated results, reflecting our reporting structure of one reportable segment.
Management believes that Adjusted EBITDA provides the most useful insight into underlying business trends and results and provides a more meaningful comparison of period-over-period results. Management uses Adjusted EBITDA for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets.
Beginning in the third quarter of 2025, the Company modified the composition of Adjusted EBITDA to exclude the impact of the provision for expected credit losses recognized under ASC 326 solely with respect to the High Tide Loan (for further information, see Part I, Note 5 – Loans Receivable, net in this Quarterly Report on Form 10-Q for the period ended September 30, 2025). Management determined that excluding this non-cash provision provides investors with additional insight into period-over-period operating performance by isolating credit-risk movements unrelated to the Company’s core operations.
Management believes that this change provides additional information regarding the Company’s ongoing operational results and enhances comparability with peers that do not routinely extend credit to third parties. This change does not affect the Company’s GAAP financial statements.

The following tables set forth a reconciliation of Net income (loss) as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated:

Three months ended September 30, 2025
Net income	$28,321
Interest income, net	(11,742)
Income tax benefit	(1,316)
Depreciation and amortization	3,532
EBITDA	18,795
Impairment loss on long-lived assets(i)	36
Gain on revaluation of financial instruments(iv)	(4,066)
Foreign currency gain	(19,785)
Transaction costs(vi)	547
Loss on held-for-sale assets(vii)	3,031
Other, net(viii)	283
Restructuring costs(ix)	212
Share-based compensation(x)	2,333
Restatement litigation costs(xi)	(624)
Israel Ministry of Economy and Industry dumping inquiry expense(xiii)	144
Change in allowance for credit loss on non-operating loan(xiv)	4,771
Adjusted EBITDA	$5,677

Three months ended September 30, 2024
Net income	$7,324
Interest income, net	(12,460)
Income tax benefit	(2,708)
Depreciation and amortization	3,567
EBITDA	(4,277)
Impairment loss on long-lived assets(i)	14,376
Revaluation gain on loan receivable(ii)	(11,804)
Gain on revaluation of equity method investment(iii)	(32,469)
Loss on revaluation of financial instruments(iv)	293
Foreign currency loss	7,432
Transaction costs(vi)	334
Loss on held-for-sale assets(vii)	10,422
Other, net(viii)	315
Share-based compensation(x)	2,262
Restatement litigation costs(xi)	(19)
Inventory step-up recorded to cost of sales(xii)	7,116
Adjusted EBITDA	$(6,019)

Nine months ended September 30, 2025
Net loss	$(2,438)
Interest income, net	(30,404)
Income tax benefit	(2,296)
Depreciation and amortization	10,574
EBITDA	(24,564)
Impairment loss on long-lived assets(i)	36
Gain on revaluation of financial instruments(iv)	(3,475)
Foreign currency loss	18,170
Transaction costs(vi)	619
Loss on held-for-sale assets(vii)	5,532
Other, net(viii)	241
Restructuring costs(ix)	1,535
Share-based compensation(x)	5,802
Restatement litigation costs(xi)	(186)
Inventory step-up recorded to cost of sales(xii)	517
Israel Ministry of Economy and Industry dumping inquiry expense(xiii)	656
Change in allowance for credit loss on non-operating loan(xiv)	4,771
Adjusted EBITDA	$9,654

Nine months ended September 30, 2024
Net loss	$(3,919)
Interest income, net	(40,156)
Income tax benefit	(5,440)
Depreciation and amortization	6,811
EBITDA	(42,704)
Share of income from equity method investment	(2,365)
Impairment loss on long-lived assets(i)	16,350
Revaluation gain on loan receivable(ii)	(11,804)
Gain on revaluation of equity method investment(iii)	(32,469)
Loss on revaluation of financial instruments(iv)	6,550
Impairment loss on other investments(v)	25,650
Foreign currency gain	(12,370)
Transaction costs(vi)	530
Loss on held-for-sale assets(vii)	10,422
Other, net(viii)	737
Restructuring costs(ix)	630
Share-based compensation(x)	6,513
Restatement litigation costs(xi)	(525)
Inventory step-up recorded to cost of sales(xii)	7,116
Adjusted EBITDA	$(27,739)

(i)For the three and nine months ended September 30, 2025, impairment loss on long-lived assets related to equipment no longer in use. For the three and nine months ended September 30, 2024, impairment loss on long-lived assets included $14,258 related to the write-down of our Ginkgo exclusive licenses. For the nine months ended September 30, 2024, impairment loss on long-lived assets included $1,631 related to the winding down of operations at the Cronos Fermentation Facility.
(ii)For the three and nine months ended September 30, 2024, a revaluation gain on loan receivable was recognized as a result of the Cronos GrowCo Transaction on July 1, 2024.

(iii)For the three and nine months ended September 30, 2024, the gain on revaluation of equity method investment was recognized as a result of the Cronos GrowCo Transaction on July 1, 2024.
(iv)For the three months ended September 30, 2025, the gain on revaluation of financial instruments was driven by a gain related to the Company’s High Tide Warrant and the Company’s equity securities in Vitura. For the nine months ended September 30, 2025, the gain on revaluation of financial instruments related to the Company’s High Tide Warrant, partially offset by a loss related to the Company’s equity securities in Vitura. For the three and nine months ended 2024, the loss on revaluation of financial instruments related primarily to the Company’s equity securities in Vitura.
(v)For the nine months ended September 30, 2024, impairment loss on other investments represents the fair value change on the PharmaCann Option.
(vi)For the three and nine months ended September 30, 2025 and 2024, transaction costs represented legal, financial and other advisory fees and expenses incurred in connection with the Cronos GrowCo Transaction and discrete strategic initiatives. These costs are included in general and administrative expenses on the condensed consolidated statement of net income (loss) and comprehensive income (loss).
(vii)For the three and nine months ended September 30, 2025 and 2024, loss on held-for-sale assets related to a revaluation of the Cronos Fermentation Facility held-for-sale asset group.
(viii)For the three and nine months ended September 30, 2025, other, net related to (gain) loss on disposal of assets and dividend income. For the three and nine months ended September 30, 2024, other, net related to (gain) loss on disposal of assets and (gain) loss on revaluation of derivative liabilities.
(ix)For the three and nine months ended September 30, 2025, restructuring costs related to employee-related severance costs and IT infrastructure and finance transformation costs associated with the Realignment, as described in Note 8 “Restructuring.” For the nine months ended September 30, 2024, restructuring costs related to employee-related severance costs and other restructuring costs associated with the Realignment, as described in Note 8 “Restructuring.”
(x)For the three and nine months ended September 30, 2025 and 2024, share-based compensation related to the expenses of share-based compensation awarded to employees and, for the three and nine months ended September 30, 2025, our DSUs issued to our Board of Directors, each under the Company’s share-based award plans, as described in Note 9 “Share-based Compensation.”
(xi)For the three and nine months ended September 30, 2025 and 2024, restatement litigation costs included legal costs incurred defending shareholder class action complaints brought against the Company as a result of the 2019 restatement.
(xii)For the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024, inventory step-up recorded to cost of sales represents the portion of the inventory step-up from the Cronos GrowCo Transaction that was recorded through the condensed consolidated statements of loss and comprehensive income (loss).
(xiii)For the three and nine months ended September 30, 2025, Israel Ministry of Economy and Industry dumping inquiry expense included expenditures relating to the regulatory inquiry about alleged dumping of medical cannabis products in Israel and related litigation and external relations expenses.
(xiv)For the three and nine months ended September 30, 2025, change in allowance for credit loss on non-operating loan represents the allowance recognized on the High Tide loan receivable, as described in Note 5, “Loans Receivable, net.”
For the three months ended September 30, 2025, Adjusted EBITDA was $5.7 million, representing an improvement of $11.7 million from the three months ended September 30, 2024. For the nine months ended September 30, 2025, Adjusted EBITDA was $9.7 million, representing an improvement of $37.4 million from the nine months ended September 30, 2024. For both the three and nine month comparative periods, the improvement was primarily due to higher gross profit and lower operating expenses due to a decline in general and administrative costs.
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

The following table sets forth a reconciliation of Gross profit and Gross margin, each as determined in accordance with U.S. GAAP, to Adjusted Gross Profit and Adjusted Gross Margin, respectively, for the periods indicated:

(in thousands of USD)	Three months ended September 30,		Change			Nine months ended September 30,		Change
	2025	2024	$	%		2025	2024	$	%
Net revenue	$36,339	$34,264	$2,075	6%		$102,056	$87,314	$14,742	17%

Gross profit	$18,332	$3,611	$14,721	408%		$46,570	$14,391	$32,179	224%
Inventory step-up recorded to cost of sales	—	7,116	(7,116)	N/A		517	7,116	(6,599)	N/A
Adjusted Gross Profit	$18,332	$10,727	$7,605	71%		$47,087	$21,507	$25,580	119%

Gross margin(i)	50%	11%	N/A	39	pp	46%	16%	N/A	30	pp
Adjusted Gross Margin(ii)	50%	31%	N/A	19	pp	46%	25%	N/A	21	pp
(i)Gross margin is defined as gross profit divided by net revenue.
(ii)Adjusted Gross Margin is defined as Adjusted Gross Profit divided by net revenue.
For the three months ended September 30, 2025, Adjusted Gross Profit was $18.3 million, representing an increase of $7.6 million from the three months ended September 30, 2024. For the nine months ended September 30, 2025, Adjusted Gross Profit was $47.1 million, representing an increase of $25.6 million from the nine months ended September 30, 2024. For the three month comparative period, the increase was primarily due to higher average sales prices driven primarily by a mix shift to Israel, higher sales volumes, production efficiencies and favorable inventory dynamics during the third quarter of 2025. For the nine month comparative period, the increase was primarily due to the consolidation of Cronos GrowCo, higher average sales prices driven primarily by a mix shift to Israel and other countries, higher sales volumes, production efficiencies and favorable inventory dynamics during the nine months ended September 30, 2025.
Constant Currency
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for net revenue, gross profit, gross profit margin, operating expenses, net income (loss) and Adjusted EBITDA for the three and nine months ended September 30, 2025, as well as cash and cash equivalents and short-term investment balances as of September 30, 2025 compared to December 31, 2024, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the three and nine month comparative periods in 2024 rather than the actual average exchange rates in effect during the respective current period; constant currency current and prior comparative balance sheet information is translated at the prior year-end spot rate rather than the current period spot rate. All growth comparisons relate to the corresponding period in 2024. We have provided this non-GAAP financial information to aid investors in better understanding the performance of our operations. The non-GAAP financial measures presented in this Quarterly Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP. See further discussion on foreign currency risk as noted in Item 3 “Quantitative and Qualitative Disclosures About Market Risk.”

The table below sets forth certain measures of consolidated results from continuing operations on a constant currency basis for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 as well as cash and cash equivalents and short-term investments as of September 30, 2025 and December 31, 2024, both on an as-reported and constant currency basis (in thousands):

As Reported	As Adjusted for Constant Currency
Three months ended September 30,	As Reported Change	Three months ended September 30,	Constant Currency Change
2025	2024	$	%	2025	$	%
Net revenue	$36,339	$34,264	$2,075	6%	$35,522	$1,258	4%
Gross profit	18,332	3,611	14,721	408%	17,884	14,273	395%
Gross margin	50%	11%	N/A	39	pp	50%	N/A	39	pp

Operating expenses	18,835	37,266	(18,431)	(49)%	18,743	(18,523)	(50)%
Net income (loss)	28,321	7,324	20,997	287%	28,957	21,633	295%
Adjusted EBITDA	$5,677	$(6,019)	$11,696	N/M	$4,733	$10,752	N/M

Nine months ended September 30,	As Reported Change	Nine months ended September 30,	Constant Currency Change
2025	2024	$	%	2025	$	%
Net revenue	$102,056	$87,314	$14,742	17%	$102,478	$15,164	17%
Gross profit	46,570	14,391	32,179	224%	46,529	32,138	223%
Gross margin	46%	16%	N/A	30	pp	45%	N/A	29	pp

Operating expenses	56,469	79,555	(23,086)	(29)%	57,062	(22,493)	(28)%
Net loss	(2,438)	(3,919)	1,481	38%	(3,520)	399	10%
Adjusted EBITDA	$9,654	$(27,739)	$37,393	N/M	$8,653	$36,392	N/M

As of September 30,	As of December 31,	As Reported Change	As of September 30,	Constant Currency Change
2025	2024	$	%	2025	$	%
Cash and cash equivalents	$784,170	$858,805	$(74,635)	(9)%	$781,625	$(77,180)	(9)%
Short-term investments	40,000	—	40,000	N/A	40,000	40,000	N/A
Total cash and cash equivalents and short-term investments	$824,170	$858,805	$(34,635)	(4)%	$821,625	$(37,180)	(4)%

Net revenue

	As Reported				As Adjusted for Constant Currency
	Three months ended September 30,		As Reported Change		Three months ended September 30,	Constant Currency Change
	2025	2024	$	%	2025	$	%
Cannabis flower	$26,362	$26,328	$34	—%	$25,466	$(862)	(3)%
Cannabis extracts	9,964	7,789	2,175	28%	10,042	2,253	29%
Other	13	147	(134)	(91)%	14	(133)	(90)%
Net revenue	$36,339	$34,264	$2,075	6%	$35,522	$1,258	4%

	As Reported				As Adjusted for Constant Currency
	Nine months ended September 30,		As Reported Change		Nine months ended September 30,	Constant Currency Change
	2025	2024	$	%	2025	$	%
Cannabis flower	$74,731	$64,514	$10,217	16%	$74,451	$9,937	15%
Cannabis extracts	26,932	22,580	4,352	19%	27,639	5,059	22%
Other	393	220	173	79%	388	168	76%
Net revenue	$102,056	$87,314	$14,742	17%	$102,478	$15,164	17%

	As Reported				As Adjusted for Constant Currency
	Three months ended September 30,		As Reported Change		Three months ended September 30,	Constant Currency Change
	2025	2024	$	%	2025	$	%
Canada	$23,132	$24,067	$(935)	(4)%	$23,424	$(643)	(3)%
Israel	11,353	7,259	4,094	56%	10,293	3,034	42%
Other countries	1,854	2,938	(1,084)	(37)%	1,805	(1,133)	(39)%
Net revenue	$36,339	$34,264	$2,075	6%	$35,522	$1,258	4%

	As Reported				As Adjusted for Constant Currency
	Nine months ended September 30,		As Reported Change		Nine months ended September 30,	Constant Currency Change
	2025	2024	$	%	2025	$	%
Canada	$62,412	$62,781	$(369)	(1)%	$64,528	$1,747	3%
Israel	29,958	20,565	9,393	46%	28,387	7,822	38%
Other countries	9,686	3,968	5,718	144%	9,563	5,595	141%
Net revenue	$102,056	$87,314	$14,742	17%	$102,478	$15,164	17%

For the three months ended September 30, 2025, net revenue on a constant currency basis was $35.5 million, representing a 4% increase from the three months ended September 30, 2024. For the nine months ended September 30, 2025, net revenue on a constant currency basis was $102.5 million, representing a 17% increase from the nine months ended September 30, 2024. On a constant currency basis, net revenue increased for the three months ended September 30, 2025, primarily due to higher cannabis flower sales in Israel, which carry no excise taxes, and higher cannabis extract sales in the Canadian market, partially offset by a decrease in cannabis flower sales in the Canadian market. On a constant currency basis, net revenue increased for the nine months ended September 30, 2025, primarily due to higher cannabis flower sales in Israel and other countries, which carry no excise taxes, the inclusion of a full nine months of Cronos GrowCo sales in the current period and higher cannabis extract sales in the Canadian market, partially offset by lower cannabis flower sales in the Canadian market. On a constant currency basis, the consolidation of Cronos GrowCo as a result of the Cronos GrowCo Transaction contributed $7.2 million and $4.3 million of cannabis flower sales in the nine months ended September 30, 2025 and 2024, respectively.

Gross profit
For the three months ended September 30, 2025, gross profit on a constant currency basis was $17.9 million, representing a 395% increase from the three months ended September 30, 2024. For the nine months ended September 30, 2025, gross profit on a constant currency basis was $46.5 million, representing a 223% increase from the nine months ended September 30, 2024. On a constant currency basis, gross profit increased for the three and nine months ended September 30, 2025, primarily due to lower amounts of inventory step-up from the Cronos GrowCo Transaction recognized into cost of sales. For the three month comparative periods, the increase was also driven by higher average sales prices driven primarily by a mix shift to Israel, higher sales volumes, production efficiencies and favorable inventory dynamics during the third quarter of 2025. For the nine month comparative period, the increase was also driven by the consolidation of Cronos GrowCo, higher average sales prices driven primarily by a mix shift to Israel and other countries, higher sales volume, production efficiencies and favorable inventory dynamics during the nine months ended September 30, 2025. On a constant currency basis, for the nine months ended September 30, 2025, we recognized $0.6 million of inventory step-up from the Cronos GrowCo Transaction in cost of sales. No such costs were recognized for the three months ended September 30, 2025. On a constant currency basis, for both the three and nine months ended September 30, 2024, we recognized $7.2 million of inventory step-up from the Cronos GrowCo Transaction in cost of sales.
Operating expenses
For the three months ended September 30, 2025, operating expenses on a constant currency basis were $18.7 million, representing a 50% decrease from the three months ended September 30, 2024. For the nine months ended September 30, 2025, operating expenses on a constant currency basis were $57.1 million, representing a 28% decrease from the nine months ended September 30, 2024. On a constant currency basis, operating expenses decreased for the three months ended September 30, 2025, primarily due to lower impairment loss on long-lived assets, lower amortization of intangible assets and lower salaries and benefits, partially offset by higher restructuring costs. On a constant currency basis, operating expenses decreased for the nine months ended September 30, 2025, primarily due to lower impairment loss on long-lived assets, lower amortization of intangible assets and lower salaries and benefits, partially offset by higher restructuring costs.
Net income (loss)
For the three months ended September 30, 2025, net income on a constant currency basis was $29.0 million, representing a higher net income of $21.6 million from the three months ended September 30, 2024. For the nine months ended September 30, 2025, net loss on a constant currency basis was $3.5 million, representing a lower net loss of $0.4 million from nine months ended September 30, 2024. On a constant currency basis, the improvement in net income for both the three and nine months ended September 30, 2025, was primarily due to lower operating expenses and higher gross profit, partially offset by lower other income.
Adjusted EBITDA
For the three months ended September 30, 2025, Adjusted EBITDA on a constant currency basis was $4.7 million, representing an $10.8 million improvement from the three months ended September 30, 2024. For the nine months ended September 30, 2025, Adjusted EBITDA on a constant currency basis was $8.7 million, representing a $36.4 million improvement from the nine months ended September 30, 2024. The improvement in Adjusted EBITDA for both the three and nine months ended September 30, 2025 on a constant currency basis was driven by higher gross profit and lower operating expenses due to a decline in general and administrative costs.
Cash and cash equivalents & short-term investments
Cash and cash equivalents and short-term investments on a constant currency basis decreased 4% to $821.6 million as of September 30, 2025, from $858.8 million as of December 31, 2024. The decrease in cash and cash equivalents and short-term investments on a constant currency basis is primarily due to purchases of property, plant and equipment, advances on loans receivable, repurchases of common stock, purchases of other investments, dividend payments to non-controlling interests and withholding taxes paid on share-based awards, partially offset by positive cash from operating activities and proceeds from the repayment of loans receivable.

Liquidity and Capital Resources
As of September 30, 2025, we had $784 million in cash and cash equivalents and $40 million in short-term investments. We believe that the existing cash and cash equivalents and short-term investments will be sufficient to fund the business operations and capital expenditures over the next twelve months. The following table summarizes the cash flows from operating, investing and financing activities:

(In thousands of U.S. dollars)	Nine months ended September 30,
	2025	2024
Net cash provided by operating activities	$14,031	$11,123
Net cash provided by (used in) investing activities	(79,341)	180,181
Net cash used in financing activities	(12,482)	(918)
Effect of foreign currency translation on cash and cash equivalents	3,157	2,357
Net change in cash	$(74,635)	$192,743
Comparison of cash flows between the nine months ended September 30, 2025 and the nine months ended September 30, 2024
Operating activities
During the nine months ended September 30, 2025, we generated $14.0 million of cash from operating activities as compared to $11.1 million in the nine months ended September 30, 2024, representing an increase in cash provided of $2.9 million. This change is primarily driven by a $24.4 million increase in net income after adjusting for non-cash items during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, higher accounts payable and lower interest receivable, partially offset by increases in inventory and accounts receivable and decreases in accrued liabilities.
Investing activities
During the nine months ended September 30, 2025, we used $79.3 million of cash in investing activities, compared to $180.2 million of cash provided by investing activities during the nine months ended September 30, 2024, representing a change of $259.5 million. This change was driven by the purchase of $40.0 million of short-term investments and higher capital expenditures, advances on loans receivable and purchases of other investments during the nine months ended September 30, 2025, compared to the maturity of certain short-term investments, which were reinvested as cash equivalents upon maturity during the nine months ended September 30, 2024.
Financing activities
During the nine months ended September 30, 2025, cash used in financing activities was $12.5 million, compared to $0.9 million of cash used in financing activities during the nine months ended September 30, 2024, representing an increase of $11.6 million. This change is primarily driven by repurchases of common stock, dividends paid to non-controlling interests, and an increase in withholding taxes paid on share-based awards during the nine months ended September 30, 2025 compared to nine months ended September 30, 2024.
Share Repurchase Program
On May 7, 2025, the Company’s Board of Directors (the “Board”) authorized a share repurchase program of up to $50.0 million, but not to exceed 19,270,951 common shares, being 5% of the outstanding common shares as of May 7, 2025. The repurchase program commenced on May 14, 2025 and is expected to terminate on May 13, 2026 unless earlier terminated. In the three and nine months ended September 30, 2025, we repurchased 917,862 and 2,792,813 common shares, respectively, at costs of approximately $1.9 million and $5.5 million, respectively. As of September 30, 2025, the Company has remaining authorization to repurchase up to $44.5 million of additional common shares, not to exceed the remaining 16,478,138 common shares authorized by the Board.
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
A 10% change in the exchange rates for the Canadian dollar would have affected the carrying amount of the net assets by approximately $40.8 million and $40.1 million as of September 30, 2025 and December 31, 2024, respectively. The corresponding impact would be recorded in accumulated other comprehensive income. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains and losses could have a significant, and potentially adverse, effect on the Company’s results of operations.
During the three and nine months ended September 30, 2025, the Company had foreign currency gain (loss) on translation of $(26.0) million and $31.1 million, respectively. During the three and nine months ended September 30, 2024 the Company had foreign currency gain (loss) on translation of $12.4 million and $(20.1) million, respectively.
Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those which possess a short term to maturity. During the three months ended September 30, 2025 and 2024, we had interest income, net of $11.7 million and $12.5 million, respectively. During the nine months ended September 30, 2025 and 2024, we had interest income, net of $30.4 million and $40.2 million, respectively. A 10% decrease in the interest rate in effect on September 30, 2025 would not have a material effect on the fair value of our cash equivalents and short-term investments as the majority of the portfolio had a maturity date of three months or less. A 10% decrease in the interest rate in effect for the three and nine months ended September 30, 2025 would have an effect of $0.7 million and $2.6 million, respectively, on interest income, net earned on our cash equivalents and short-term investments.

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2025. Based on that evaluation, management has concluded that, as of September 30, 2025, the disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 30, 2025 was as follows (in thousands, except share and per share amounts):

Period	Number of shares purchased	Weighted average price per share	Purchased as part of publicly announced repurchase plan(i)	Approximate dollar value of shares that may yet be purchased on repurchase plan(i)	Approximate shares that may yet be purchased on repurchase plan
July 1, 2025 to July 31, 2025	768,729	$2.02	$1,561	$44,832	16,627,271
August 1, 2025 to August 31, 2025	149,133	1.99	298	44,535	16,478,138
September 1, 2025 to September 30, 2025	—	—	—	44,535	16,478,138
	917,862		$1,859
(i)On May 7, 2025, the Company was authorized by the Board to purchase up to $50,000 of the Company’s common shares under a share repurchase program announced on May 8, 2025, of which $5,471 had been repurchased as of September 30, 2025. The repurchase program is expected to terminate on May 13, 2026, unless earlier terminated.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

CRONOS GROUP INC.

	By:	/s/ Anna Shlimak
Anna Shlimak Chief Financial Officer and Principal Financial Officer
November 6, 2025

	By:	/s/ Jared Kenost
Jared Kenost Vice President, Interim Controller
November 6, 2025