Form 10-K
period 2025-12-31
Cronos Group Inc.
filed 2026-02-26
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

Form 10-K
__________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of the Registrant computed by reference to the closing price of $1.91 per common share on June 30, 2025 was approximately $379.9 million.
As of February 23, 2026, there were 379,051,102 common shares of the Registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report on Form 10-K will either be incorporated into this Annual Report on Form 10-K by reference to the registrant’s definitive proxy statement for its 2026 Annual Meeting of Shareholders, or will be included in an amendment to this Annual Report on Form 10-K to be filed no later than 120 days after the registrant’s fiscal year ended December 31, 2025.

Unless otherwise noted or the context indicates otherwise, references in this Annual Report on Form 10-K (this “Annual Report”) to the “Company,” “Cronos,” “we,” “us” and “our” refer to Cronos Group Inc., its direct and indirect wholly owned subsidiaries and, if applicable, its joint ventures and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; the term “U.S. hemp” has the meaning given to the term “hemp” in the U.S. Agricultural Improvement Act of 2018 (the “2018 Farm Bill”), including hemp-derived cannabidiol (“CBD”); and the term “U.S. Schedule I cannabis” means cannabis excluding U.S. hemp.
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

(Exchange rates are shown as C$ per $)	As of December 31,
	2025	2024	2023
Average rate	1.3975	1.3700	1.3494
Spot rate	1.3698	1.4351	1.3243

(Exchange rates are shown as ILS per $)	As of December 31,
	2025	2024	2023
Average rate	3.4432	3.6997	3.6819
Spot rate	3.1863	3.6526	3.6163
All summaries of agreements described herein are qualified by the full text of such agreements (certain of which are filed as exhibits hereto).
PART I
Special Note Regarding Forward-Looking Statements
This Annual Report, the documents incorporated into this Annual Report by reference, other reports we file with, or furnish to, the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and other regulatory agencies, and statements by our directors, officers, other employees and other persons authorized to speak on our behalf contain information that may constitute forward-looking information and forward-looking statements within the meaning of applicable U.S. and Canadian securities laws and court decisions (collectively, “Forward-Looking Statements”), which are based upon our current internal expectations, estimates, projections, assumptions and beliefs. Information that is not clearly historical in nature may constitute Forward-Looking Statements. In some cases, Forward-Looking Statements can be identified by the use of forward-looking terminology, such as “expect,” “likely,” “may,” “will,” “should,” “intend,” “anticipate,” “potential,” “proposed,” “estimate,” “believe,” “plan” and other similar words, expressions and phrases, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussion of strategy. Forward-Looking Statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance or other statements that are not statements of historical fact.
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
•expectations related to our markets outside of Canada and Israel, and our ability to successfully distribute the PEACE NATURALS® brand in overseas markets;
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
•expectations related to the transaction by which we obtained majority control of the board of directors of Cronos GrowCo (the “Cronos GrowCo Transaction”), which qualified as a business combination under Accounting Standards Codification (“ASC”) 805, and the expansion of Cronos GrowCo’s purpose-built cultivation and processing facilities and any additional supply or growth opportunities (including in the wholesale market) provided thereby;

•expectations related to the transaction by which we, as lender, obtained junior secured convertible debt (the “High Tide Loan”) from High Tide Inc. (“High Tide”), as borrower, and a warrant (the “High Tide Warrant”) to purchase common shares of High Tide, the performance of the High Tide Loan and the High Tide Warrant, and High Tide’s ability to repay the High Tide Loan;
•expectations related to our agreement to acquire CanAdelaar B.V. (“CanAdelaar”), including the timing and completion of the transaction, and the anticipated costs, benefits and integration matters associated therewith and the performance of the business from and following closing;
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
•the legalization of the use of cannabis for medical or adult-use in jurisdictions outside of Canada, the related timing and impact thereof and our intentions to participate in such markets, if, when and to the extent such use is legalized;
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
•laws and regulations and any amendments thereto applicable to our business and the impact thereof, including uncertainty regarding the application of U.S. state and federal law to cannabis and U.S. hemp (including CBD and other U.S. hemp-derived cannabinoids) products and the scope of any regulations by the U.S. Department of Health and Human Services (“HHS”), U.S. Food and Drug Administration (the “FDA”), the U.S. Drug Enforcement Administration (the “DEA”), the U.S. Federal Trade Commission (the “FTC”), the U.S. Patent and Trademark Office (the “PTO”) and any state equivalent regulatory agencies over cannabis and U.S. hemp (including CBD and other U.S. hemp-derived cannabinoids) products, including the possibility marijuana is moved from Schedule I to Schedule III under the U.S. Controlled Substances Act;
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
•our compliance with the terms of the settlement (the “Settlement Order”) with the SEC and the settlement agreement (the “Settlement Agreement”) with the Ontario Securities Commission (the “OSC”); and
•the impact of the loss of our ability to rely on private offering exemptions under Regulation A and Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), as a result of the Settlement Order.
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

The Forward-Looking Statements contained herein are based upon certain material assumptions that were applied in drawing a conclusion or making a forecast or projection, including: (i) our ability to effectively navigate developments related to the Anti-Dumping Investigation and the proposed anti-dumping duty to which the Company’s imports would be subject and its impact on our operations in Israel; (ii) our ability to effectively navigate developments related to the Middle East Conflict and its impact on our employees and operations in Israel, the supply of product in the market and demand for product by medical patients in Israel; (iii) our ability to efficiently and effectively distribute our PEACE NATURALS® brand in our overseas markets; (iv) expectations related to the impact of our decision to exit our U.S. hemp-derived cannabinoid product operations; (v) our ability to realize the expected cost-savings, efficiencies and other benefits of our Realignment and other announced cost-cutting measures and employee turnover related thereto; (vi) our ability to efficiently and effectively manage our operations at our Peace Naturals Campus; (vii) our ability to efficiently and effectively acquire raw materials on a timely and cost-effective basis from third parties or Cronos GrowCo; (viii) our ability to realize the expected benefits related to the expansion of Cronos GrowCo’s purpose-built cannabis facility (including the quantity and quality of any additional supply provided thereby and the stability of pricing and demand with respect to such supply) and the ability of Cronos GrowCo to repay the credit facility provided by Cronos; (ix) High Tide’s ability to repay the High Tide Loan, the performance of the High Tide Loan and the High Tide Warrant, and our ability to realize benefits related to the performance of the High Tide Warrant; (x) our ability to complete the acquisition of CanAdelaar on the terms and within the timelines anticipated, including the timely receipt of required regulatory approvals and the satisfaction of other closing conditions, and our ability to realize any expected benefits, synergies and operational performance associated with such acquisition; (xi) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our business combinations and strategic investments; (xii) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (xiii) government regulation of our activities and products including, but not limited to, the areas of cannabis taxation and environmental protection; (xiv) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (xv) consumer interest in our products; (xvi) our ability to differentiate our products, including through the utilization of rare cannabinoids; (xvii) competition; (xviii) anticipated and unanticipated costs; (xix) our ability to generate cash flow from operations; (xx) our ability to conduct operations in a safe, efficient and effective manner; (xxi) our ability to hire and retain qualified staff and acquire equipment and services in a timely and cost-efficient manner; (xxii) our ability to complete planned dispositions and, if completed, obtain our anticipated sales price; (xxiii) general economic, financial market, regulatory and political conditions in which we operate; (xxiv) management’s perceptions of historical trends, current conditions and expected future developments; and (xxv) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.
By their nature, Forward-Looking Statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct, and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the Forward-Looking Statements in this Annual Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, negative impacts on our business and operations in Israel due to the Anti-Dumping Investigation, including that we may not be able to produce, import or sell our products in Israel as a result thereof; negative impacts on our employees, business and operations in Israel due to the Middle East Conflict, including that we may not be able to produce, import or sell our products or protect our people or facilities in Israel during the Middle East Conflict, the supply of product in the market and the demand for product by medical patients in Israel; that we may not be able to successfully maintain or expand distribution of our products in our overseas markets or generate meaningful revenue in those markets; that we may be unable to further streamline our operations and expenses; that we may not be able to effectively and efficiently re-enter the U.S. market in the future; that we may not be able to access raw materials on a timely and cost-effective basis from third parties or Cronos GrowCo; that the expected benefits of the expansion of Cronos GrowCo’s purpose-built cannabis facility (including any additional supply provided thereby) may not be fully realized within a reasonable time or at all or that Cronos GrowCo may not be able to repay its borrowings under the credit facility provided by Cronos; that the expected benefits of the High Tide Warrant and the High Tide Loan may not be fully realized within a reasonable time or at all or that High Tide may not be able to repay its borrowings under the High Tide Loan; that we may not be able to consummate our planned acquisition of CanAdelaar on the anticipated timeline or at all; the military conflict between Russia and Ukraine may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; the risk that cost savings and any other synergies from the Altria Investment may not be fully realized or may take longer to realize than expected; failure to execute key personnel changes; that our Realignment and our further leveraging of our strategic partnerships will not result in the expected cost-savings, efficiencies and other benefits or will result in greater than anticipated turnover in personnel; that we may not be able to efficiently and effectively manage our operations, and any changes thereto, at our Peace Naturals Campus; lower levels of revenues; the lack of consumer demand for our products; our inability to manage disruptions in credit markets; unanticipated future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; failure to realize expected growth opportunities; the lack of cash flow necessary to execute our business plan (either within the expected timeframe or at all); difficulty raising capital; the potential adverse effects of judicial, regulatory or other proceedings, or threatened litigation or proceedings, on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the unexpected effects of actions of third parties such as competitors, activist investors or federal (including U.S. federal), state, provincial, territorial or local regulatory authorities or self-regulatory organizations; adverse changes in regulatory requirements in relation to our business and products; our failure to improve our internal control environment and our systems, processes and procedures; and the factors discussed under Part I, Item 1A “Risk Factors” in this Annual Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on Forward-Looking Statements.
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
Description of the Business
Overview
Cronos is an innovative global cannabinoid company committed to building disruptive intellectual property by advancing cannabis research, technology and product development. With a passion to responsibly elevate the consumer experience, Cronos is building an iconic brand portfolio. Cronos’ diverse international brand portfolio includes Spinach®, PEACE NATURALS®, LIT™, and Lord Jones®.
Strategy
Cronos seeks to create value for shareholders by focusing on four core strategic priorities:
•growing a portfolio of iconic brands that responsibly elevate the consumer experience;
•developing a diversified global sales and distribution network;
•establishing an efficient global supply chain; and
•creating and monetizing disruptive intellectual property.
Business Segment
Cronos reports through one consolidated segment, which includes operations in both Canada and Israel. In Canada, Cronos operates one wholly owned license holder under the Cannabis Act (Canada) (the “Cannabis Act”), Peace Naturals Project Inc. (“Peace Naturals”), which has production facilities in Stayner, Ontario (the “Peace Naturals Campus”). Cronos also consolidates the results of operations of Cronos GrowCo in its consolidated financial statements and maintains a 50% equity interest in Cronos GrowCo. Cronos GrowCo’s production facilities are licensed under the Cannabis Act and represent the Company’s principal source of cannabis.
In Israel, Cronos operates under the Good Agricultural Practices (“IMC-GAP”), Good Manufacturing Practices (“IMC-GMP”) and Good Distribution Practices (“IMC-GDP”) certifications required for the cultivation, production, distribution and marketing of medical cannabis products in Israel.
Operations and Investments
Peace Naturals Campus & Cronos GrowCo
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
Operations Outside of Canada and Israel
Cronos distributes PEACE NATURALS® and LIT™ branded products and white-labeled cannabis products to select international markets.

Cronos anticipates that it will continue entering new markets and expanding in its current geographic markets. By leveraging operational, manufacturing and regulatory expertise, quality standards and procedures and intellectual property, the Company is well-positioned to effectively expand in its existing markets and access new markets. Subject to applicable regulatory approvals, strategic international business opportunities pursued by Cronos could include:
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
Joint Ventures/Strategic Investments
Cronos has established two strategic joint ventures in Canada and Israel. Additionally, the Company held approximately 8.3% of the issued capital of Vitura following the issuance by Vitura of an additional 74,814,757 shares on February 12, 2025, which is accounted for as equity securities with a readily determinable fair value, and approximately 13.7% of the issued capital of NatuEra S.à.r.l. (“Natuera”), which is accounted for as equity securities without a readily determinable fair value, as of December 31, 2025.
The Company has an investment in High Tide through the High Tide Loan and the High Tide Warrant. The High Tide Loan had an initial principal amount of C$30,000, subject to a 16% original issue discount. The High Tide Loan bears interest at a rate of 4% per annum, payable in cash quarterly, has a term of five years, and may be repaid by High Tide prior to maturity without penalty. The High Tide Loan is convertible into common shares of High Tide at a conversion price of C$4.20 per share, subject to mutual agreement of the Company and High Tide. The High Tide Warrant is exercisable into up to 3,836,317 common shares (the “Warrant Shares”) of High Tide at an exercise price of C$3.91 per Warrant Share, subject to customary adjustments.
The Company’s ownership interest in each joint venture is summarized in the table below.

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
No U.S. Schedule I Cannabis-Related Activities
Although several states in the U.S. have authorized the cultivation, distribution or possession of U.S. Schedule I cannabis and U.S. Schedule I cannabis containing products to various degrees and subject to various requirements or conditions and although President Trump signed an executive order on December 18, 2025 (the “Executive Order”) directing the U.S. Attorney General to expedite the completion of the administrative process to reschedule marijuana from Schedule I to Schedule III under the U.S. Controlled Substances Act (the “CSA”), U.S. Schedule I cannabis continues to be a Schedule I controlled substance under the CSA unless and until the required federal rulemaking process is complete. Accordingly, the cultivation, manufacture, distribution and possession of U.S. Schedule I cannabis violates federal law in the U.S. unless a U.S. federal agency, such as the DEA, grants a registration for a specific activity, such as research, with U.S. Schedule I cannabis.
Cronos does not engage in any activities related to U.S. Schedule I cannabis in the U.S.
Brand Portfolio
Cronos is committed to building a portfolio of iconic brands that responsibly elevate the consumer experience.
In Canada, Cronos sells a variety of cannabis products through wholesale channels including under our Spinach®, PEACE NATURALS® and Lord Jones® brands. Cronos also sells cannabis flower in several international medical markets under our PEACE NATURALS®, LIT™ and Lord Jones® brands.

Brand Positioning	Mainstream	Mainstream	Value	Premium
Product Offering	Dried flower, pre-rolls, vaporizers, edibles	Dried flower, pre-rolls, tinctures	Dried flower	Dried flower, pre-rolls, vaporizers, edibles
Geographic Availability	Canada	Canada, Israel, Germany, Australia, Switzerland & the UK	Germany, Israel & the UK	Canada & Israel
Spinach® is a mainstream adult-use cannabis brand focused on friends, fun and legendary cannabis. The Spinach® brand portfolio includes cannabinoid products in a wide range of formats including dried flower, pre-rolls, vaporizers and edibles.
PEACE NATURALS® is a mainstream global medical brand committed to producing high-quality cannabis products. The brand is focused on building and shaping the global medical market. The Company currently distributes products under the PEACE NATURALS® brand for the Canadian market and several international medical markets.
LIT™ is a value‑driven medical cannabis brand designed to make high‑quality relief more accessible, without compromising quality or care. The brand offers a focused lineup of dried flower products, currently sold in medical markets across Israel, Germany and the United Kingdom (the “UK”).
Lord Jones® is a premium cannabis brand that goes above and beyond to unlock differentiated ways to experience cannabis. The Lord Jones® brand portfolio includes cannabis products in the pre-roll, vaporizers, concentrates and edible categories. In February 2026, Cronos launched the Lord Jones® brand in the Israeli medical market with cannabis flower products.
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
Canadian Market and Distribution
•Adult-Use. Cronos currently sells dried flower, pre-rolls, vaporizers, concentrates and edibles through its brands, Spinach® and Lord Jones®, to cannabis control authorities in all provinces of Canada and the Yukon territory, except Saskatchewan, where the Company sells to private-sector retailers, subject to the relevant provincial or territorial restrictions and requirements. As the Company’s supply chain grows, Cronos continues to expand its portfolio of cannabis products for the existing markets in Canada.
•Medical Market. Cronos sells cannabis products under the PEACE NATURALS®, Spinach® and Lord Jones® brands to medical cannabis users in Canada through various third-party distributors.

Markets and Distribution Outside of Canada
•Israel. Cronos Israel distributes PEACE NATURALS® and LIT™ branded cannabis products to the Israeli medical market through pharmacies. In February 2026, Cronos launched the Lord Jones® brand in the Israeli medical market. See “—Licenses and Regulatory Framework in Israel.”
•Germany. In September 2023, Cronos established a strategic partnership with Cansativa, a leading German cannabis company, to distribute PEACE NATURALS® and LIT™ branded products along with other white-labeled cannabis products in the German medical market.
•United Kingdom. In February 2024, Cronos expanded into the UK by shipping its first batch of PEACE NATURALS® medical cannabis flower to this emerging market, through a partnership with a third-party distributor of prescribed cannabis products. In 2025, LIT™ branded products also became available in the UK market.
•Other International Markets. Cronos distributes PEACE NATURALS® medical cannabis flower in Australia, Switzerland, and Malta through third-party distributor relationships.
Additionally, Cronos GrowCo sells products in the wholesale channel into the markets listed above as well as Canada and select other international markets. Cronos continues to seek new international distribution channels in jurisdictions that have legalized the production, distribution and possession of cannabis products at all relevant levels of government.
Global Supply Chain
Cronos is focused on establishing an efficient global supply chain by seeking to develop industry-leading methodologies and best practices at the cultivation and processing facilities of Cronos GrowCo (the “Cronos GrowCo Facility”), the Peace Naturals Campus and the Cronos Israel facility at Kibbutz Gan Shmuel and leveraging this expertise to create beneficial production partnerships. The Company plans to continue to develop a global supply chain, which will employ a combination of wholly owned production facilities, third-party suppliers and global production partnerships, all of which will support the manufacturing of cannabinoid-based consumer goods.
•Peace Naturals Campus. The Peace Naturals Campus is licensed for cannabis production and the manufacturing of certain cannabis products. Activities at the Peace Naturals Campus include production, processing, finishing, packaging and shipping, as well as R&D, including cannabinoid product formulation, product development, tissue culture and micro propagation. The Company plans to continue and expand operations at the Peace Naturals Campus.
•Cronos GrowCo. The Cronos GrowCo Facility is licensed for cannabis production and the manufacturing of certain cannabis products. Under its current licenses, Cronos GrowCo is permitted to sell certain cannabis products to other license holders in the wholesale channel, as well as to provincial cannabis control authorities. Cronos GrowCo holds Global GAP and ICANN GAP certifications (equivalent to IMC-GAP) for the export of dried flower to Israel. In the second quarter of 2024, the Company entered into an amended and restated supply agreement with Cronos GrowCo (the “Cronos GrowCo Supply Agreement”), pursuant to which the Company has the right, but not the obligation, to purchase up to 70% of Cronos GrowCo’s total production from the Cronos GrowCo Facility. Cronos GrowCo supplies products to Canada, Israel and select international markets.
•Cronos Israel. Cronos Israel holds the IMC-GAP, IMC-GMP and IMC-GDP certifications required for the cultivation, production, distribution and marketing of medical cannabis products in Israel. Cronos Israel distributes PEACE NATURALS® and LIT™ branded cannabis products to the Israeli medical market. In February 2026, Cronos launched the Lord Jones® brand in the Israeli medical market. See “—Licenses and Regulatory Framework in Israel” for more information on the Company’s licenses in Israel.
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
Major Customers
Major customers are customers for which sales equaled or exceeded 10% of our consolidated net revenues for the year. In 2025, there were two major customers, Ontario Cannabis Retail Corporation and Alberta Gaming, Liquor and Cannabis Commission, which accounted for approximately 27% and 16%, respectively, of the Company’s consolidated net revenues, before excises taxes, for the year ended December 31, 2025. The Company verifies the customers’ liquidity prior to the authorization of material transactions for the purpose of mitigating credit risk.

Government Contracts
In Canada, Cronos sells cannabis products to cannabis control authorities in all provinces of Canada and the Yukon territory, except for Saskatchewan (where cannabis products are sold directly to private-sector retailers). Each such cannabis control authority is the sole wholesale distributor in the province, except in Manitoba (where the Company distributes cannabis products through private-sector distributors authorized by the provincial cannabis control authority), and in certain provinces, the sole retailer, of cannabis products. These products are sold to the various cannabis control authorities under supply agreements that are subject to terms that allow for renegotiation of sale prices and termination at the election of the applicable cannabis control authority. For the year ended December 31, 2025, the Company made approximately $122.4 million in sales to cannabis control authorities in Canada.
Competitive Conditions
Competitive Conditions in Canada
The Company faces competition in all aspects of its business in the Canadian adult-use and medical markets. As the demand for cannabis increases as a result of the legalization of adult-use cannabis in Canada under the Cannabis Act, Cronos believes that new competitors will continue to enter the market.
The principal factors on which Cronos competes with other Canadian license holders are product quality, cost of production, innovation, intellectual property, brand recognition and price. The Company believes its strong capitalization resulting from the Altria Investment, along with the Spinach® and Lord Jones® brand recognition and differentiation in the Canadian market and Cronos GrowCo’s efficient and expanding operations functioning as a source of supply, will enable Cronos to develop better quality consumer products, grow its Canadian business and strengthen its market position in Canada. However, an evolving and stringent federal regulatory framework affects all areas of the business. See “Business—Regulatory Framework in Canada” for further information on the regulatory framework applicable to the Canadian business.
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
Competitive Conditions Outside of Canada
Cronos faces competition when entering new markets. The principal factors on which the Company competes are product quality, cost of production, innovation, intellectual property, brand recognition, price and physician familiarity. Cronos believes it is positioned to enter certain markets in Europe in a meaningful way while continuing to operate and penetrate the markets in which it currently participates due to the strong capitalization resulting from the Altria Investment, extensive experience and expertise in the highly regulated cannabis industry in Canada, which can be leveraged when entering new markets or growing existing operations, and strong partnerships with local distributors. The Company believes these factors will enable greater market penetration, provide a greater variety of quality consumer products, facilitate entry into new markets and strengthen its existing market position in overseas markets. However, a patchwork of regulatory frameworks and regulations in these various regions also affects the Company’s ability to compete in emerging markets as evolving regulations and frameworks have the potential to affect all areas of the business. Additionally, the Company faces competition from illegal market participants that are unlicensed and unregulated in these markets and licensed competitors that fail to comply with applicable regulations.
Altria Strategic Investment
Altria Investment and Investor Rights Agreement
As of December 31, 2025, Altria beneficially owned 41.0% of Cronos’ common shares and had the right to acquire additional common shares under its pre-emptive and top-up rights as discussed under “Pre-emptive Rights and Top-Up Rights” below.
Investor Rights Agreement
In connection with the Altria Investment, Cronos entered into the Investor Rights Agreement, dated as of March 8, 2019, by and between Cronos and Altria (the “Investor Rights Agreement”) pursuant to which Altria received certain governance rights that are summarized below.

Board Representation
The Investor Rights Agreement provides that, for so long as Altria and certain of its affiliates (the “Altria Group”) continue to beneficially own at least 40% of Cronos’ issued and outstanding common shares and the size of Cronos’ board of directors (the “Board”) is seven directors, Cronos agrees to nominate for election as directors to the Board four individuals designated by Altria (the “Altria Nominees”). In addition, for so long as the Altria Group continues to beneficially own greater than 10% but less than 40% of Cronos’ issued and outstanding common shares, Altria is entitled to nominate a number of Altria Nominees that represents its proportionate share of the number of directors comprising the Board (rounded up to the next whole number) based on the percentage of Cronos’ issued and outstanding common shares beneficially owned by the Altria Group at the relevant time. At least one Altria Nominee must be independent for so long as Altria has the right to designate at least three Altria Nominees and the Altria Group’s beneficial ownership of Cronos’ issued and outstanding common shares does not exceed 50%.
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

Pre-emptive Rights and Top-Up Rights
Pursuant to the terms of the Investor Rights Agreement and provided the Altria Group continues to beneficially own at least 20% of Cronos’ issued and outstanding common shares, Altria has a right to purchase, directly or indirectly by another member of the Altria Group, upon the occurrence of certain issuances of common shares by Cronos (each, a “Triggering Event”) and subject to obtaining the necessary approvals, up to such number of common shares issuable in connection with the Triggering Event which will, when added to Cronos’ common shares beneficially owned by the Altria Group immediately prior to the Triggering Event, result in the Altria Group beneficially owning the same percentage of Cronos’ issued and outstanding common shares that the Altria Group beneficially owned immediately prior to the Triggering Event (in each case, calculated on a non-diluted basis). The price per common share to be paid by Altria pursuant to the exercise of these pre-emptive rights will be, subject to certain limited exceptions, the same price per common share at which the common shares are sold in the relevant Triggering Event; provided that if the consideration paid in connection with any such issuance is non-cash, the price per common share that would have been received had such common shares been issued for cash consideration will be determined by an independent committee (acting reasonably and in good faith).
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
•in connection with bona fide bank debt, equipment financing or non-equity interim financing transactions with Cronos’ lenders, in each case, with an equity component; or
•in connection with bona fide acquisitions (including acquisitions of assets or rights under a license or otherwise), mergers or similar business combination transactions or joint ventures undertaken and completed by Cronos, in each case, other than (A) common shares issued pursuant to Altria’s pre-emptive right and (B) common shares issued pursuant to the collaboration and license agreement (the “Ginkgo Collaboration Agreement”) between Cronos and Ginkgo Bioworks Holdings, Inc. (“Ginkgo”).
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
In addition, trademark protections have been sought in many jurisdictions, including Canada, the U.S., Israel, the UK, Switzerland, the European Union (the “EU”), Australia and China. Cronos’ ability to obtain registered trademark protection for cannabis-related goods and services, in particular for cannabis itself, may be limited in certain countries outside of Canada. For example, in the U.S., registered federal trademark protection is only available for goods and services that can be lawfully used in interstate commerce; the PTO is not currently approving any trademark applications for U.S. Schedule I cannabis, or certain goods containing U.S. hemp-derived CBD (such as dietary supplements and food) until the FDA provides clearer guidance on the regulation of such products. In the EU, trademarks cannot be obtained for products that are “contrary to public policy or accepted principles of morality.” Accordingly, the Company’s ability to obtain intellectual property rights and enforce intellectual property rights against third-party uses of similar trademarks may be limited in certain jurisdictions.
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
As of December 31, 2025, Cronos had 610 full-time employees. Of the full-time employees, 507 were in Canada, 36 were in the U.S., and 67 were in Israel. No employees are represented by a labor union or covered by a collective bargaining agreement.
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
Inclusion, Belonging and Ethical Business Practices. Cronos believes that maintaining a work environment that supports a wide range of experiences and perspectives, and where all employees feel a sense of belonging, allows the Company to benefit from all available talent and enhances, among other things, organizational strength, problem-solving ability and opportunity for innovation. Cronos continues to focus on a strategy to support further progress. Cronos is committed to fair hiring, development, and promotion of employees. The Company maintains a whistleblower policy and an anonymous hotline for the confidential reporting of any suspected policy violations and provides training and education to its global workforce with respect to the Code of Business Conduct and Ethics and related policies.
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
Health Canada allows license holders to export cannabis products with appropriate export permits. Export permits issued by Health Canada are specific to each shipment and may only be obtained for medical or scientific purposes. To apply for a permit to export cannabis, a license holder must submit significant information to Health Canada including information about the substance to be exported (including description, intended use and quantity) and the importer. As part of the application, applicants are also generally required to provide a copy of the import permit issued by a competent authority in the jurisdiction of final destination and to make a declaration to Health Canada that the shipment does not contravene the laws of the jurisdiction of the final destination or any country of transit or transshipment.
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
On March 12, 2025, previously proposed amendments to the Cannabis Regulations came into effect. The amendments are intended to reduce regulatory and administrative burden for regulated parties and support diversity and competition in the legal cannabis market, while continuing to meet the public health and safety objectives of the Cannabis Act. The amendments were supported by conclusions and recommendations from the independent expert panel’s final report published in March 2024 (described above), and were focused on five areas: (1) licensing, (2) personnel and physical security measures, (3) production requirements, (4) packaging and labeling, and (5) record-keeping and reporting.
In December 2023, Health Canada released guidance on cannabis products deliberately made with intoxicating cannabinoids other than delta-9-tetrahydrocannabinol. Health Canada defines “intoxicating cannabinoids” as cannabinoids that bind to and activate the type 1 cannabinoid receptor (“CB1 receptor”). This guidance recommends that license holders apply the regulatory controls currently applicable to THC to all other cannabinoids that Health Canada defines as “intoxicating cannabinoids” in order to minimize the risks of accidental consumption, overconsumption and adverse effects. Provincial cannabis regulators have adopted Health Canada’s recommendation in various approaches.
In September 2025, Health Canada jointly with the Public Health Agency of Canada published a report on red tape reduction. The ongoing and future initiatives for streamlining regulations, simplifying rules and enhancing flexibility include proposed changes to the Cannabis Tracking System Order (“CTSO”) to create operational efficiencies, while still meeting the objectives of the supply chain tracking system. Proposed amendments to the CTSO are expected in 2026.
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
The governments of each Canadian province and territory have implemented regulatory regimes for the distribution and sale of cannabis for adult-use purposes which continue to evolve over time. Most provinces and territories have announced a minimum age for possession and consumption of 19 years old, except for Québec and Alberta, where the minimum age is 21 and 18, respectively. In addition, provinces and territories may impose additional licensing requirements and restrictions on sales, distribution and promotion which are more stringent than those at the federal level. For example, the Société Québécoise du Cannabis (the “SQDC”), the exclusive distributor of cannabis in the province of Québec and the sole retail and online vendor in Québec, does not permit non-edible cannabis products exceeding 30% THC to be sold through its channels. The SQDC has also placed significant restrictions on the types of edibles that may be sold through its channels, prohibiting edibles that are sweet, confectionary, dessert, chocolate or any other product SQDC considers attractive to persons under 21 years of age. Provincial distributors also take different positions on the sale and distribution of products with various cannabinoids (including tetrahydrocannabivarin and cannabinol).
Licenses and Regulatory Framework in Israel
Medical Cannabis in Israel - Background
In Israel, cannabis is subject to the Israeli Dangerous Drugs Ordinance [New Version], 5733 – 1973 (the “Ordinance”), and its sale and use are prohibited unless applicable licenses or prescriptions have been obtained. Licenses to cultivate, produce, distribute, transport, conduct laboratory testing, dispense, possess and use cannabis for medical or research purposes in Israel are granted by the Israel Medical Cannabis Agency (the “Yakar”) within the Israeli Ministry of Health (the “Israeli MOH”). Under the “Enabling Reform” (the “Reform”), which came into effect on April 1, 2024, patients with certain medical indications can obtain medical cannabis through prescriptions issued by physicians certified in their area of expertise who have undergone dedicated training within the public healthcare system. However, the majority of medical cannabis patients in Israel still rely on the traditional licensing system, either obtaining licenses directly from certified physicians or through the Yakar.
In addition to allowing for medical cannabis prescriptions in certain cases, the Reform introduced key changes in other areas, including removing the restriction of medical cannabis as a last-line of treatment for certain indications, simplifying regulatory requirements for operators, establishing a structured research license for cultivators and manufacturers, and easing research and development processes. It also proposed further examination into excluding all cannabinoids besides THC at a THC concentration exceeding 0.3% (and its related cannabinoid family) from the Ordinance.
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
In March 2024, within the framework of the Reform, the Israeli MOH updated Procedure 110 (Guidelines for the Process of Approving Applications for the Export of a Dangerous Drug (Cannabis)), introducing updates to the regulatory framework for medicinal cannabis exports. A key change in the updated procedure was the removal of the words “for medical use and research” from its then title and guidelines. This change potentially expands the markets for Israeli cannabis products beyond medical markets, provided that the products are manufactured on a separate production line from those marketed in Israel under Israeli regulatory standards and are intended for sale outside Israel in jurisdictions where regulators have approved their import and use. The updated Procedure 110 establishes that export approvals are primarily contingent on the submission of a valid import permit or official confirmation from the competent authority in the destination country. Additionally, Procedure 110 exempts cannabis products intended solely for export from meeting Israeli domestic quality standards, subject to the restrictions above, except for compliance with mandatory security requirements specified under IMC-GSP guidelines.
Constructive Licenses
The Yakar is also able to issue constructive licenses (i.e., licenses for dealing with medical cannabis, without direct contact with the product, such as brokering medical cannabis transactions) (the “Constructive Licenses”). While arguments were previously made by local manufacturers against the issuance of these Constructive Licenses due to the less stringent requirements needed to obtain one, on February 12, 2023, the Director General of the Yakar published a decision regarding the Constructive Licenses, clarifying the Yakar’s authority to grant Constructive Licenses for the import/export of medical cannabis.
Licenses and Regulatory Framework in Other Jurisdictions
Cronos and its joint venture partners, strategic investments and strategic partners are subject to comprehensive and evolving regulations in each jurisdiction in which they operate. All aspects of the production, manufacture and distribution of cannabis products are regulated and subject to licensing regimes. These regulations and licensing regimes vary by jurisdiction and the Company, its joint venture partners, strategic investments and strategic partners spend significant time, effort and money to comply with the applicable requirements. The Company seeks to comply with export laws in connection with distributing products in other jurisdictions by obtaining export permits from Health Canada. The Company’s strategic partners are responsible for compliance with import laws and local regulatory requirements (including laws related to distribution of medical products) in jurisdictions in which they operate.
Available Information
Cronos is subject to the informational requirements of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, in accordance with the Exchange Act, the Company files reports with, and furnishes other information to, the SEC. The public may obtain any document filed with or furnished to the SEC from the SEC’s Electronic Document Gathering, Analysis, and Retrieval system, which can be accessed at www.sec.gov, or via the System for Electronic Data Analysis and Retrieval, which can be accessed at www.sedarplus.com, as well as from commercial document retrieval services.
Copies of this Annual Report may be obtained on request without charge from the Company’s Corporate Secretary, corporate.secretary@thecronosgroup.com, telephone: +1-416-504-0004. Cronos also provides access without charge to all of its SEC filings, including copies of this Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as Section 16 reports on Forms 3, 4 or 5, as soon as reasonably practicable after filing or furnishing, on its website located at https://ir.thecronosgroup.com. In addition, the Company’s website includes, among other things, the Company’s Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is also available in print to any shareholder upon request without charge from our Corporate Secretary, corporate.secretary@thecronosgroup.com, telephone: +1-416-504-0004. Within the time period required by the SEC, the Company will post on its website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer.

From time to time, Cronos may use its website, as well as the following social media sites, as an additional means of disclosing public information to investors, the media and others interested in the Company;
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
ITEM 1A. RISK FACTORS
An investment in us involves a number of risks. In addition to the other information contained in this Annual Report and in other filings we make, investors should give careful consideration to the following risk factors. Any of the matters highlighted in these risk factors could adversely affect our business, results of operations and financial condition, causing an investor to lose all, or part of, its, his or her investment. The risks and uncertainties described below are those we currently believe to be material, but they are not the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material, our business, prospects, financial condition, results of operations and cash flows and consequently the price of our securities could be materially and adversely affected.
Risk Factor Summary
•We and certain of our joint ventures have limited operating histories and our growth strategy may not be successful.
•We may not be able to achieve or maintain profitability and may continue to incur losses in the future.
•We may not be able to successfully manage our growth.
•Our acquisition strategy may not be successful, and we have in the past, and may in the future, write down goodwill and intangible assets recognized upon acquisitions.
•We may not be able to complete, or realize the expected benefits of, our planned acquisition of CanAdelaar.
•Our products are new; there is limited long-term data with respect to the effects and the safety of our products, which is subject to conflicting medical data, and our products have been and may be in the future subject to recalls.
•The production and distribution of our products is subject to disruption as a result of risks inherent to agricultural operations and our reliance on third-party suppliers and distributors.
•We may be unable to obtain adequate supplies of raw materials in a timely manner and at commercially reasonable prices.
•Intellectual property is key to our growth strategy, and we may be unable to obtain or enforce our intellectual property rights.
•Our entry into new markets exposes us to market-specific regulatory, operational, and commercial risks, including unfamiliar regulatory regimes, changes in applicable laws, import and export restrictions, supply chain disruptions, currency fluctuations, and reliance on local partners and distributors.
•We are subject to extensive regulation and licensing and may not successfully comply with all applicable laws and regulations.
•Our business faces highly competitive conditions, including from the illegal cannabis market and licensed cannabis competitors that fail to comply with applicable regulations.
•Altria has significant influence over us.
•The price of our common shares has been and may continue to be highly volatile.
•We have had multiple restatements and material weaknesses in our internal control over financial reporting in the past.
•The adult-use cannabis market in Canada has in the past been and may in the future become oversupplied.
•Our business may be negatively impacted by the Middle East Conflict or the imposition of an anti-dumping duty or other restrictions on our imports into Israel.
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
We have incurred significant losses in recent periods and have had negative operating cash flow for four of the last six fiscal years. We may not be able to achieve or maintain profitability and may continue to incur significant losses in the future. In addition, we expect to continue to incur significant costs and operating expenses as we implement initiatives to grow our business. If our revenue declines or fails to grow at a rate faster than our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We may not achieve profitability in the future and, even if we do become profitable, we might not be able to sustain that profitability.
We may not be able to successfully manage changes in our business or sustain our growth.
Our business has evolved and may continue to evolve as we adjust our operating footprint, expand in select markets, and implement operational and strategic initiatives. Our ability to manage changes in our business and sustain our growth will depend on a number of factors, many of which are beyond our control, including, but not limited to, changes in laws and regulations respecting the production of cannabis products, competition from other license holders, the size of the illegal market and the adult-use market in Canada and the other markets in which we sell or distribute, our ability to produce sufficient volumes of our products to meet customer demand, our ability to continue to implement and improve our operational and financial systems and controls, and our ability to expand, train and manage our employee base. There can be no assurances that we will be able to manage changes in our business or sustain our growth successfully. Any inability to manage changes in our business or sustain our growth could have a material adverse effect on our business, financial condition and results of operations.
Our use of joint ventures exposes us to risks associated with jointly owned investments.
We currently operate parts of our business through joint ventures with other companies, and we may enter into additional joint ventures and strategic alliances in the future. Joint venture investments involve risks not otherwise present for investments made solely by us, including: (i) we may not control the joint ventures, either by virtue of our economic or legal ownership share, or our ability to influence day-to-day operational decision-making; (ii) our joint venture partners may not agree to distributions that we believe are appropriate; (iii) where we do not have substantial decision-making authority, we may experience impasses or disputes with our joint venture partners on certain decisions, which could require us to expend additional resources to resolve such impasses or disputes, including litigation or arbitration; (iv) our joint venture partners may become insolvent or bankrupt, fail to fund their share of required capital contributions or otherwise fail to fulfill their obligations as a joint venture partner; (v) the arrangements governing our joint ventures may contain certain conditions or milestone events that may never be satisfied or achieved; (vi) our joint venture partners may have business or economic interests that are inconsistent with ours and may take actions contrary to our interests; (vii) we may suffer losses as a result of actions taken by our joint venture partners with respect to our joint venture investments; (viii) it may be difficult for us to exit a joint venture if an impasse arises or if we desire to sell our interest for any reason; (ix) our joint venture partners may exercise termination rights under the relevant agreements and (x) conflicts of interest may arise between our joint ventures and Company personnel who are directors of our joint ventures because of the fact that such directors are employed by us. Certain of these risks have materialized in the past. In addition, we may, in certain circumstances, be liable for the actions of our joint ventures or joint venture partners. Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations, and the magnitude of these material adverse effects could be greater to the extent we decide to rely on such joint ventures for certain goods or services, such as the receipt of raw materials from Cronos GrowCo, or decide to outsource certain operating activities to such joint ventures.
There can be no assurance of continued growth in Israel and our performance in Israel depends on, among other things, our ability to continue to import cannabis into Israel and our joint venture partners.
Our prior performance in Israel is not indicative of any potential future results in Israel. The Middle East Conflict has created significant uncertainty with respect to our operations in Israel and may materially and adversely affect our sales and other activities in Israel. There can be no assurance that our growth in the Israeli market can be sustained or will continue. Our ability to manage and sustain revenue growth in Israel will depend on a number of factors, many of which are beyond our control, including, but not limited to, the impact of, and developments in, the Middle East Conflict on our operations, our ability to continue to import cannabis into Israel (including the outcome of the Anti-Dumping Investigation initiated by the Israel Ministry of Economy and Industry, see Part II, Note 12(b) “Contingencies” to the consolidated financial statements under Item 8 of this Annual Report for further details), changes in laws and regulations respecting the cultivation, production, marketing and sale of medical cannabis products in Israel, growth of the medical cannabis patient count in Israel, increased competition, our ability to produce sufficient volumes of our products to meet customer demand and our ability to maintain or grow our market share in Israel. Any of these factors could materially and negatively impact our growth in Israel.
We have begun to further leverage our strategic joint venture with Cronos GrowCo. Our revised plans for the Peace Naturals Campus as well as the completion of the Cronos GrowCo Transaction and entry into the Cronos GrowCo Supply Agreement have increased the importance of Cronos GrowCo to our business and operations. Cronos GrowCo’s production facilities are our principal source of raw materials. Therefore, our performance in Israel is reliant on our ability to acquire sufficient raw materials on a timely and cost-effective basis from Cronos GrowCo and to continue to import such raw materials and cannabis products to Israel from Cronos GrowCo’s production facilities. There is no guarantee that we will be able to obtain the regulatory approvals, licenses and permits required for both the export of cannabis from Canada and the import of cannabis into Israel. Further, there can be no assurance that the Anti-Dumping Investigation will not result in the imposition of an anti-dumping duty on us or limit our imports into Israel, or that other trade restrictions will not limit our imports into Israel, the impact of which could have a material adverse effect on our business in Israel.
Our acquisition strategy may not be successful, and we have in the past, and may in the future, need to write down goodwill and intangible assets recognized upon acquisition.
Our growth strategy has included, and may continue to include, acquisitions and strategic investments. These transactions involve significant risks and uncertainties, including challenges associated with integration, changes in market conditions, regulatory developments, and the performance of acquired businesses or investments. As a result, acquisitions and strategic investments may not produce the anticipated revenues, profits or other benefits.
We have in the past recorded significant impairment charges related to goodwill and intangible assets arising from prior acquisitions, and we may be required to record additional impairment charges in the future if the carrying value of such assets exceeds their estimated fair value. Any such impairment charges could have a material adverse effect on our results of operations and financial condition.
Consummation of our planned acquisition of CanAdelaar is subject to closing conditions and regulatory approvals, and the transaction may be delayed, incur additional costs, or fail to close. If completed, we may face integration challenges and future unforeseen obligations based on CanAdelaar’s operating performance following closing.
We entered into a definitive share sale and purchase agreement to acquire CanAdelaar, one of the licensed producers participating in the Netherlands’ Controlled Cannabis Supply Chain Experiment (the “Wietexperiment”). The completion of this transaction is subject to a number of closing conditions, including obtaining required regulatory clearances in the Netherlands, receipt of confirmations relating to CanAdelaar’s licenses and Bibob review (a background check conducted by Dutch authorities), the accuracy of representations and warranties, and the absence of certain regulatory orders. There can be no assurance that these closing conditions will be satisfied in a timely manner or at all. Failure to obtain required approvals or meet closing conditions could delay or prevent completion of the transaction, increase costs, or require us to modify or abandon the planned acquisition.
If the transaction does not close, we may not realize the anticipated strategic benefits associated with establishing a licensed production presence in the Netherlands. Additionally, we may suffer other consequences that could adversely affect our business, results of operations, and stock price, including an inability to benefit from or recover acquisition costs, negative publicity, and reputational damage. Even if completed, the transaction will require significant integration efforts, including integrating operations, technology, compliance systems, and personnel structures. Integration challenges could require greater-than-expected resources, divert significant management attention, or reduce the strategic benefits we expect to achieve. Further, the contingent consideration structure of the transaction may also give rise to future obligations based on CanAdelaar’s operating performance following closing. Any failure to close the transaction or to integrate CanAdelaar effectively could adversely affect our business, financial condition, and results of operations.
CanAdelaar has operated independently prior to the acquisition, and we may not identify all costs, liabilities, or operational challenges associated with CanAdelaar prior to completing the transaction. Following the acquisition, we may incur unanticipated expenses. In addition, assumptions made in evaluating the acquisition, including estimates of costs, synergies, operational efficiencies, or future performance, may prove to be inaccurate. Actual results may differ materially from our expectations due to factors beyond our control, including changes in market conditions, regulatory requirements, supplier or customer relationships, or the condition of the acquired business’s assets and operations.
We have had multiple restatements and material weaknesses in our internal control over financial reporting in the past. We have experienced significant turnover, both voluntary and involuntary, in our accounting and financial reporting functions, as well as in our internal audit function. If we are unable to create and maintain an appropriate control environment, our business, results of operations, financial condition, cash flows and reputation will be adversely affected.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and for evaluating and reporting on the effectiveness of our system of internal control. Effective internal control is necessary for us to provide timely, reliable and accurate financial reports, identify and proactively correct any deficiencies, material weaknesses or fraud and meet our reporting obligations. Our financial reporting processes also rely in part on third-party information technology systems and service providers, including systems used for accounting, consolidation and reporting. Disruptions, failures, delays, or deficiencies in these systems or in the performance of third-party service providers could impair our ability to maintain effective internal control over financial reporting or timely prepare and file our financial statements.
We have had multiple restatements and material weaknesses in the past and significant turnover, both voluntary and involuntary, in our accounting, financial reporting and internal audit functions. Remediation efforts placed a significant burden on management and added increased pressure on our financial reporting resources and processes.
The accuracy of our financial reporting and our ability to timely file with the SEC and the applicable securities regulatory authorities in Canada have in the past been, and may in the future be, adversely impacted by material weaknesses or significant deficiencies in our internal control over financial reporting. Restatement of our financial statements due to material weaknesses or significant deficiencies could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weaknesses or significant deficiencies, subject us to regulatory investigations and penalties, harm our reputation, cause a decline in investor confidence or otherwise cause a decline in our stock price.
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
As of the date of our settlement with the SEC (the “SEC Order”), October 24, 2022, and for a period of five years thereafter, we are unable to rely on the private offering exemptions provided by Regulations A and D under the Securities Act, which could impair our ability to raise additional capital in the private market quickly in response to changing requirements and market conditions.
There can be no assurance that our current and future strategic alliances or expansions of existing relationships will have a beneficial impact on our business, financial condition and results of operations.
We currently have, and may in the future enter into, strategic alliances with third parties that we believe will complement or augment our existing business. Our ability to complete strategic alliances is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, strategic alliances could present unforeseen integration or operational obstacles or costs, could lead to or exacerbate product or supply shortages that could impact other markets in which we operate, may not enhance our business and may involve risks that could adversely affect us, including significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. Future strategic alliances could result in the incurrence of debt, costs and liabilities, and there can be no assurance that strategic alliances will achieve the expected benefits to our business or that we will be able to consummate future strategic alliances on satisfactory terms or at all. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
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
Under the Cronos GrowCo Supply Agreement, which governs our commercial arrangement with Cronos GrowCo, our option to purchase cannabis biomass from Cronos GrowCo is subject to fixed pricing. If wholesale market prices decline, we may choose not to exercise our option to purchase biomass at the fixed prices and instead seek to purchase such biomass at the prevailing market price from Cronos GrowCo or third parties. However, if we do not exercise our option, Cronos GrowCo would be under no obligation to sell to us at such lower market prices, and there can be no assurance that third-party suppliers will be able to provide biomass on a consistent basis or in the quantities, strains, grades and qualities we require. Similarly, if wholesale cannabis prices increase materially, our fixed-price purchasing arrangement with Cronos GrowCo may negatively impact the results of its operations, create economic misalignment between Cronos and Cronos GrowCo, and adversely affect long-term supply availability, reliability, and our consolidated financial results. As a result, wholesale price volatility could adversely affect our cost structure, supply reliability, and results of operations.
We may be unable to obtain adequate supplies of raw materials in a timely manner and at commercially reasonable prices.
Our production operations require that we obtain adequate supplies of raw materials, particularly biomass, on a timely basis, at commercially reasonable prices and in the quantities, strains, grades and qualities that we require. From time to time there have been shortages of raw materials. Industry-wide shortages in the supply of raw materials could result in industry-wide raw material price adjustments and shortages.
Cronos GrowCo’s production facilities are our principal source of raw materials. Therefore, our production operations are reliant on our ability to acquire such raw materials from Cronos GrowCo on a timely, cost-effective basis and in the quantities, strains, grades and qualities we require. If Cronos GrowCo is unable to meet our needs for raw materials on a timely, cost-effective basis and in the quantities, strains, grades and qualities we require (which may exceed forecasts), we may be, and have in the past been, required to source additional supply from third parties, and we may not be able to do so on a timely basis at commercially reasonable prices or in the quantities, strains, grades and qualities we require.

If we are unable to secure the raw materials we require, we may experience product shortages and delays, be unable to launch new products, and be required to discontinue certain products. Any such disruptions could result in fewer product listings, impact our market share, and cause reputational damage, which could materially and adversely affect our results of operations, financial condition, business and prospects.
If raw material shortages cause industry-wide prices of raw materials to rise, our costs could increase. To the extent that we are unable to offset such costs through higher prices of our products or other cost savings, our results of operations, financial condition, business and prospects could be materially and adversely affected.
Our option to purchase a significant portion of Cronos GrowCo’s production could strain Cronos GrowCo’s ability to develop, maintain and grow profitable relationships with third-party customers.
Under the Cronos GrowCo Supply Agreement, we have the option to purchase a significant portion of Cronos GrowCo’s production. There can be no assurance that Cronos GrowCo will be able to sell its remaining production to third parties at commercially viable prices or on commercially viable terms. Likewise, volatility in the exercise of Cronos’ option could negatively impact Cronos GrowCo’s ability to forecast the portion or quantity of its production available for sale to third parties, which could negatively impact Cronos GrowCo’s ability to develop, maintain and grow profitable relationships with third-party customers. To the extent Cronos GrowCo encounters difficulty in selling its remaining production capacity to third parties, Cronos GrowCo’s results of operations may be significantly and adversely affected, which may have a material adverse effect on our results of operations.
Termination or non-renewal of the Cronos GrowCo Supply Agreement could have a material negative impact on our ability to obtain cannabis biomass at commercially viable prices.
Cronos GrowCo’s production facilities are our principal source of raw materials. In addition to various termination rights under the Cronos GrowCo Supply Agreement, following an initial four-year term, the Cronos GrowCo Supply Agreement is subject to automatic renewal for successive one-year periods unless either party provides notice of non-renewal. In the event of non-renewal or termination of the Cronos GrowCo Supply Agreement, we would be required to source cannabis biomass from third parties or negotiate a new supply agreement with Cronos GrowCo, and we may not be able to do so on a timely basis at commercially reasonable prices or in the quantities, strains, grades and qualities we require. Any disruption to our access to raw materials could result in product shortages, delays, and discontinuations and limitations on product launches, which could have a material adverse effect on our business, financial condition and results of operations.
We may not successfully execute or sustain our production capacity strategy.
Our production capacity strategy depends on our ability to efficiently operate, optimize, expand and maintain production at our facilities and joint ventures, including the Peace Naturals Campus, the Cronos Israel facility at Kibbutz Gan Shmuel and the Cronos GrowCo Facility. Although certain expansion initiatives have been completed, including expansion of the Cronos GrowCo Facility, there can be no assurance that we will be able to achieve or sustain the expected levels of output, quality, efficiency, or cost structure from these operations.
Continuing operations at these facilities is subject to maintaining the appropriate licenses from the relevant regulatory authorities in those jurisdictions, including Health Canada. Any failure to maintain required licenses or comply with applicable regulatory requirements could disrupt operations or limit production capacity or actual production.
Cronos GrowCo’s ability to operate at its current production levels and optimize output, margins and efficiency following expansion may be affected by a number of factors, including regulatory requirements, labor availability and costs, weather conditions, operational errors, aging or failure of equipment or processes and labor disputes, as well as factors specifically related to indoor agricultural and processing practices, such as reliance on provision of energy and utilities to the facility, and other factors beyond our control. These factors may adversely affect yields, quality, operating costs, or supply reliability.
In addition, our ability to realize the benefits of our production capacity strategy may be affected by our ability to obtain the necessary approvals required to export or import our products to or from the jurisdictions in which we or our joint ventures operate. If we are unable to secure necessary approvals or permits, our production capacity strategy may not be realized, which could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to successfully procure rare cannabinoids at commercially viable prices or in the quantities that we require.
We no longer have the internal capacity to produce rare cannabinoids through the fermentation process developed with Ginkgo. As we continue to utilize rare cannabinoids in our products, we are engaged with third-party suppliers capable of producing rare cannabinoids at commercially viable prices or in the quantities we require. If we are unable to secure the necessary rare cannabinoids from third-party suppliers, we may experience product shortages and delays and we may be unable to launch new products, which could have a material adverse effect on our business, financial condition and results of operations.

There can be no assurance that recent operational and strategic initiatives will have a beneficial impact on our business, financial condition and results of operations. The timing, costs and benefits thereof cannot be guaranteed.
We have implemented a series of significant operational and strategic changes in recent years, including our Realignment of functions and cost structure, changes to the nature of our operations at the Peace Naturals Campus, the exit of our U.S. operations, the cessation of our fermentation operations and sale of our fermentation and manufacturing facility in Winnipeg, Manitoba (the “Cronos Fermentation Facility”), and the Cronos GrowCo Transaction.
There can be no assurance that these initiatives will achieve the expected benefits on a timely basis or at all. The execution and implementation of these initiatives involve risk, including that significant amounts of management’s time and Company resources could be diverted from our core operations and other risks, some of which are outside of our control. In addition, these initiatives could present unforeseen obstacles, lead to operating inefficiencies, negatively disrupt our corporate culture and lead to further employee attrition, which could have a material adverse effect on our business, financial condition and results of operations. We have and may continue to incur costs to implement these initiatives (including costs in excess of projections), and we could be subject to litigation risks and expenses related to these initiatives.
The industries and markets in which we operate are relatively new and may not continue to exist or grow as anticipated, and we may ultimately be unable to succeed in these industries and markets.
The medical and adult-use cannabis industries and markets in which we operate are relatively new, highly speculative, rapidly expanding, and may ultimately not continue to exist or grow. We build brand awareness in these markets through significant investments in our strategy, production capacity, quality assurance, and compliance with regulations. These activities may not promote our brands and products as effectively as intended, or at all. Competitive conditions (including from the illicit market), consumer preferences and behavior in these industries and markets are relatively unpredictable and may differ from existing industries and markets. We are subject to all of the business risks associated with a niche market, including unforeseen capital requirements, market acceptance of our products, business relationship risks, and competitive disadvantages against larger and more established competitors.
Accordingly, there are no assurances that these markets will continue to exist, grow, function, and evolve as currently anticipated, and a failure to do so could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to supply the purchasers in various provinces and territories of Canada with our products in the quantities or prices anticipated, or at all, due to the discretion such purchasers have over purchasing, pricing, and product listings.
We have entered into supply arrangements with all provinces in Canada (where the relevant provincial body is the sole wholesale distributor of cannabis products in the province, except for Manitoba where we have also entered into a distribution agreement with a Manitoba Liquor & Lotteries Corporation authorized cannabis distributor) and the Yukon territory and with private retailers in Saskatchewan.
These supply arrangements do not contain any binding minimum purchase obligations on the part of the relevant provincial or territorial purchaser. Purchase orders are primarily driven by end-consumer demand for our products and the relevant purchaser’s supply. Accordingly, we cannot predict the quantities of our products that will be purchased by the provincial, territorial and private purchasers, or if our products will be purchased at all.
Provincial and territorial purchasers may change the terms of the supply agreements at any time during the supply relationship, including pricing, may terminate such supply agreements at their election, have broad rights of order cancellation and return of products, and are under no obligation to purchase our products or maintain any listings of our products for sale. As a result, provincial and territorial purchasers have a significant amount of control over the terms of the supply arrangements. Provincial and territorial purchasers have in the past and may in the future choose to stop purchasing Cronos products.
Furthermore, provincial and territorial purchasers may decide to ban, limit or implement new guidance on the types of cannabis products permitted for sale in each of their jurisdictions (including in response to Health Canada’s guidance on intoxicating cannabinoids) which may result in some or all of our products being viewed as non-compliant with law or non-binding policy guidance.
The adult-use cannabis market in Canada has in the past been and may in the future become oversupplied.
Numerous cannabis producers operate in the Canadian adult-use market. Cannabis producers have in the past produced and may in the future produce more cannabis than is needed to satisfy aggregate demand of the Canadian medical and adult-use markets, and we have in the past, and may in the future, be unable to export that over-supply into other markets. As a result, the available supply of cannabis could exceed demand, which has in the past, and may in the future, result in significant inventory write downs and decreases in market prices.
We may be unsuccessful in competing in the legal adult-use cannabis market in Canada.
We face competition from existing license holders under the Cannabis Act. Certain of these competitors may have significantly greater financial, production, marketing, R&D, technical and human resources than we do, which may allow them to achieve greater economies of scale, invest more heavily in brand development, and respond more quickly to changing consumer preferences. As a result, our competitors may be more successful than us in gaining or maintaining market share.
Our ability to compete also depends on the acceptance of our products by consumers and retail channels. If competing products are perceived to be safer, more effective, more consistently available, more effectively marketed, or less expensive than our products, or if our products do not achieve or sustain an adequate level of market acceptance, our revenues, margins, and profitability could be adversely affected.
In addition, competition in the Canadian adult-use market has intensified as certain retailers or retail groups have become vertically integrated with, or otherwise affiliated with or influenced by, licensed producers. Although applicable laws and regulations in certain provinces restrict certain forms of vertical integration between retailers and licensed producers, the interpretation and enforcement of these requirements may vary over time and by jurisdiction. To the extent retailers prioritize the sale, promotion, and shelf placement of their own or affiliated cannabis products over third-party brands such as ours, or if regulatory requirements are not enforced or are unevenly enforced, our ability to secure or maintain retail access, shelf space, and promotional visibility could be adversely affected, which could reduce sales volumes, increase pricing pressure, and harm our competitive position.
If we are unable to compete effectively in the legal adult-use cannabis market in Canada, we may not generate sufficient revenue from these products, our market share may decline, and our business, financial condition, and results of operations could be materially adversely affected.
We are subject to liability arising from any fraudulent or illegal activity by our employees, contractors, manufacturers and consultants.
We are exposed to the risk that our employees, independent contractors, manufacturers and consultants may engage in fraudulent, improper or otherwise illegal activity. Such misconduct could include intentional, reckless and/or negligent violations of: (i) applicable laws and regulations; (ii) manufacturing standards; (iii) federal and provincial healthcare fraud and abuse of federal, state and provincial laws and regulations; or (iv) laws and regulations that require the true, complete and accurate reporting of financial information or data. It is not always possible for us to identify and deter such misconduct within a reasonable time or at all, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are brought against us, and we are not successful in defending them, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, loss or suspension of licenses and the curtailment of our operations, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
Our U.S. strategy in part depends on the success of the PharmaCann Investment and there is no guarantee that we will exercise the PharmaCann Option in the near term, or at all, and, even if exercised, that the PharmaCann Investment will achieve the expected benefits of the PharmaCann Investment.
Our ability to exercise the PharmaCann Option will depend on the satisfaction of several conditions, including U.S. federal cannabis legalization. In addition, our ability to exercise the PharmaCann Option is subject to the receipt of any required regulatory approvals, including in the states where PharmaCann operates that may be required upon exercise, as well as Altria’s approval under the Investor Rights Agreement. These conditions are outside of our control and therefore there can be no certainty that the PharmaCann Option will be exercised in the near term or at all. If the PharmaCann Option is not exercised, we will not receive the benefits of the contemplated commercial arrangements between us and PharmaCann.
In addition, the regulatory approval processes in connection with the exercise of the PharmaCann Option may take a prolonged period of time to complete, which could significantly delay our ability to exercise the PharmaCann Option and realize the benefits of the PharmaCann Investment or result in our not being able to exercise all or part of the PharmaCann Option. Furthermore, in connection with obtaining approvals from or otherwise satisfying the requests of the state regulators or applicable laws, we may be required to divest all or a portion of the PharmaCann Option (or shares from the exercise thereof).
Even if we are able to and do exercise the PharmaCann Option, the intended benefits of the PharmaCann Investment may not be realized within the expected timeframe or at all. There can be no assurance that the PharmaCann Investment will be accretive to us in the near term or at all. Any commercial arrangements between us and PharmaCann may not be successful or beneficial. For example, in December 2024 and March 2025, Innovative Industrial Properties, Inc. (“IIP”) disclosed that PharmaCann had defaulted on its obligations to pay rent under several lease agreements with IIP. Though certain of the defaults have since been resolved, PharmaCann’s financial condition and results of operations may not improve or may continue to deteriorate, and the value of the

PharmaCann Investment could be materially adversely affected. If we fail to realize the intended benefits of the PharmaCann Investment, or if market expectations regarding those benefits are not met, our stock price could decline.
We have only limited governance, information and board observer rights with respect to PharmaCann. As a result, we will have little to no ability to influence PharmaCann’s strategy, operations, or other material business decisions. Furthermore, until such time as we exercise the PharmaCann Option, we will not have the ability to vote on matters requiring the vote of PharmaCann’s shareholders, and even following any exercise of the PharmaCann Option, our ability to influence PharmaCann may remain limited. In addition, we are subject to certain standstill restrictions, both prior to and after the exercise of the PharmaCann Option, which limit our ability to influence decisions of PharmaCann.
Although we are entitled to certain anti-dilution protections with respect to our investment in PharmaCann, such protections are subject to various conditions and limitations. Our potential ownership in PharmaCann may be significantly diluted by, among other things, future issuances of PharmaCann securities or acquisition activity in which PharmaCann uses its equity as consideration. As of December 31, 2025, the Company’s ownership percentage in PharmaCann on a fully diluted basis was approximately 1.1%. Under the terms of our investment in PharmaCann, Cronos’ rights to nominate an observer to the PharmaCann board of directors could be lost if our ownership drops below 6% on a fully diluted basis and we sell or transfer all or any portion of the PharmaCann Option (subject to certain exceptions).
We rely largely on our own market research to forecast sales and market demand and market prices may differ from our forecasts.
We rely largely on our own market research and internal data to forecast sales as there is limited availability of detailed and reliable market data from other sources at this early stage of the cannabis industry. Inaccurate forecasts or expectations regarding market conditions, including prices, capital expenditure levels, inventory levels, production and supply chain capacity and operating expenses could have, and have in the past had, a material adverse effect on our business, financial condition and results of operations.
We could have difficulty integrating the operations of businesses that we have acquired and will acquire.
The success of our acquisitions depends upon our ability to integrate any businesses that we acquire. The integration of acquired business operations could disrupt our business by causing unforeseen operating difficulties, diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business. The difficulties of integrations could be increased by the necessity of coordinating geographically dispersed organizations, coordinating personnel with disparate business backgrounds, managing different corporate cultures, or discovering previously unknown liabilities. In addition, we could be unable to retain key employees or customers of the acquired businesses. We could face integration issues including those related to operations, internal control and information systems and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates or these acquisitions could fail to compete successfully. Any of these items could adversely affect our business, financial condition and results of operations. For more information on the risks associated with acquisitions, see “Risk Factors—Risks Relating to Our Growth Strategy—Our acquisition strategy may not be successful and we have in the past, and may in the future, need to write down goodwill and intangible assets recognized upon acquisition.”
If we complete our planned acquisition of CanAdelaar, we may face challenges integrating its operations into our existing organization, particularly given that CanAdelaar operates under the Netherlands’ Wietexperiment. The Wietexperiment is an experimental and highly regulated regime that imposes detailed requirements governing cultivation, production, quality control, distribution, reporting, and ongoing regulatory oversight. Complying with this framework may require operational practices, compliance systems, and regulatory expertise that differ from those used in our existing businesses. Any difficulties integrating CanAdelaar’s operations, maintaining compliance with applicable requirements, changes in the regulatory framework, delays in regulatory approvals, or modification, suspension, or termination of the Wietexperiment could disrupt operations, increase compliance costs, or prevent us from realizing the anticipated benefits of the CanAdelaar acquisition, which could materially and adversely affect our business, financial condition, and results of operations.
We have been, and may in the future be, required to write down intangible assets, including goodwill, due to impairment, which could have a material adverse effect on our results of operations or financial position.
Goodwill and other intangible assets are reviewed annually or more frequently when events or changes in circumstances indicate that their fair value has been reduced to less than their carrying amount. We periodically calculate the fair value of our reporting units and intangible assets to test for impairment. This calculation may be affected by several factors, including general economic conditions, regulatory developments, changes in category growth rates as a result of changing adult consumer preferences, success of planned new product introductions, and competitive activity. Certain events can also trigger an immediate impairment review. If the carrying amount of goodwill or other intangible assets exceeds their fair value, they are considered impaired, which would result in impairment losses and could have a material adverse effect on our consolidated financial position or results of operations. The Company has been and may in the future be required to write down intangible assets, including goodwill, due to impairment, which would reduce earnings.
For a discussion of previous write downs of goodwill and other intangible assets, see Note 8 “Goodwill and Intangible Assets, net” to the consolidated financial statements in Item 8 of this Annual Report.

Risks Relating to Operations in Israel
Conditions in Israel could materially and adversely affect our business, financial condition, and results of operations.
We have operations in Israel through a strategic joint venture, Cronos Israel, including employees and management personnel based in Israel, and we are therefore exposed to risks associated with geopolitical instability and armed conflict in the region.
On October 7, 2023, Hamas terrorists from the Gaza Strip launched a rocket barrage against Israel and engaged in incursions into Israeli territory, breaching the Gaza-Israel border, attacking military bases and slaughtering and kidnapping civilians in neighboring Israeli communities. Israel formally declared war on October 8. The Middle East Conflict may further escalate and may continue to result in a broader conflict across the Middle East. Ongoing hostilities and any escalation could disrupt our operations in Israel, adversely affect employee safety and availability, damage or destroy facilities, and materially impair economic activity and commercial operations in the region. Any resulting regional political instability or interruption or curtailment of trade between Israel and its trading partners could materially and adversely affect our business, financial condition, and results of operations.
The Middle East Conflict has adversely affected transportation, logistics, and imports into Israel, and we may be unable to import materials into Israel on a timely basis, or at all. Further, our sales have been, and may continue to be, adversely affected, including as a result of reduced demand, supply disruptions, or regulatory or governmental actions taken in response to the Middle East Conflict.
Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Any damage to our facilities, operations, or inventory, or any disruption of our business resulting from the Middle East Conflict or related events could result in losses that we may not be able to recover, which could have an adverse effect on our business, financial condition, and results of operations.
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
Some of our employees in Israel are obligated to perform annual reserve duty in the Israeli military for several days, and in some cases more, of annual military reserve duty each year until they reach the age of 40 (or older, for reservists who are military officers or who have certain occupations) and are subject to being called for additional active duty under emergency circumstances. In response to the Middle East Conflict, a number of our employees have been called up to serve in the Israeli military. We cannot predict the full impact of these conditions on us in the future, particularly if emergency circumstances or an escalation in the political or military situation occurs. If many of our employees are called for active duty, our operations in Israel and our business may not be able to function at profitable levels, or at all, and our business in, and results of operations from, Israel could be adversely affected.
The imposition of an anti-dumping duty on our imports into Israel could have a material adverse effect on our business, financial condition and results of operations.
On January 18, 2024, the Company was notified that the Trade Levies Commissioner of the Israel Ministry of Economy and Industry initiated a public investigation of alleged dumping of medical cannabis imports from Canada into Israel. On April 10, 2025, following the investigation, the Minister of Economy approved a duty of up to 165% on imports of cannabis from Canada, including the Company’s imports. On April 25, 2025, the Minister of Finance released a memorandum opposing the imposition of the duty, which acted as a veto of the Minister of Economy’s approval. On April 29, 2025, the Minister of Economy released a memorandum stating that notwithstanding the veto, he intended to proceed with the process of imposing the duty. On July 3, 2025, the Ministry of Justice issued a memorandum sustaining the Minister of Finance’s veto. Notwithstanding the government’s decision not to impose a tariff at this time, on June 12, 2025, a group of Israeli cannabis cultivators initiated an administrative proceeding against the government and certain importers, including the Company’s subsidiaries in Israel, asking the court to declare the Minister of Finance’s veto void and order the Minister of Economy to impose an anti-dumping duty. On December 18, 2025, the court denied the cultivators’ petition, effectively dismissing the case. The Company cannot predict further proceedings or determinations of the Ministers of Economy or Finance and cannot predict whether a duty will ultimately be imposed on its products.
If a final decision is made to impose an anti-dumping duty, or any other import restrictions, to which the Company’s imports would be subject, our ability to continue to import raw materials and cannabis products into Israel from Cronos GrowCo, the performance of our business in Israel, and our results of operations, financial condition, business and prospects could be materially and adversely impacted.

Risks Relating to Our Products
There is limited long-term data with respect to the efficacy and side effects of cannabis and cannabinoids, and future clinical research studies on the effects of cannabis and cannabinoids may lead to conclusions that dispute or conflict with our understanding and belief regarding their benefits, viability, safety, efficacy, dosing and social acceptance.
Research in Canada, the U.S. and internationally regarding the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, U.S. hemp or isolated cannabinoids (such as CBD and THC) inhaled, in dietary supplements, food, or cosmetic products remains in early stages. There have been relatively few clinical trials on the potential benefits of cannabis, U.S. hemp or isolated cannabinoids in dietary supplements, food, or cosmetic products and there is limited long-term data with respect to potential benefits, effects and/or interaction of these substances with human or animal biochemistry. As a result, our products could have unexpected side effects or safety concerns, the discovery of which could lead to civil litigation, regulatory actions and even possible criminal enforcement actions, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if the products we sell do not or are not perceived to have the effects intended by the end user, this could have a material adverse effect on our business, financial condition and results of operations.
The statements made by the Company, including in this Annual Report, concerning the potential benefits of cannabis, U.S. hemp and isolated cannabinoids are based on publicly available scientific literature and reports, which are subject to methodological limitations, qualifications and assumptions and evolving scientific consensus. Future research and clinical trials may cast doubt or disprove the Company’s current beliefs regarding the benefits, viability, safety, efficacy, dosing, and social acceptance of cannabis, U.S. hemp and cannabinoids in dietary supplements, food, or cosmetic products, or could raise or heighten concerns regarding, and perceptions relating to, cannabis, U.S. hemp and cannabinoids, which could have a material adverse effect on the demand for our products, as well as on our business, financial condition and results of operations. In particular, the FDA has raised questions regarding the safety of CBD and other cannabinoids, particularly in food and dietary supplements and gaps in the public scientific literature supporting the use of CBD and other cannabinoids by the general population.
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
•discovery of serious or unexpected toxicities or side effects experienced by trial participants or other safety issues;
•slower than expected subject recruitment and enrollment rates in clinical trials;
•delays or inability in manufacturing or in obtaining sufficient quantities of materials for use in clinical trials due to regulatory and manufacturing constraints;
•delays in obtaining regulatory authorization to commence a trial, including licenses required for obtaining and using isolated cannabinoids for research, either before or after a trial is commenced;
•unfavorable results from ongoing pre-clinical studies and clinical trials;
•trial participants or investigators failing to comply with study protocols;
•trial participants failing to return for post-treatment follow-up at the expected rate;
•sites participating in an ongoing clinical study withdrawing, requiring us to engage new sites; and
•third-party clinical investigators declining to participate in our clinical studies, not performing the clinical studies on the anticipated schedule, or acting in ways inconsistent with the established investigator agreement, clinical study protocol or good clinical practices.
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
We believe the cannabis industry is highly dependent upon broad social acceptance and consumer perception regarding the safety, efficacy and quality of cannabis products, as well as consumer views concerning regulatory compliance. Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention, market rumors or speculation and other publicity regarding the consumption or effects of cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and our business, financial condition and results of operations. Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on the demand for our products, and our business, results of operations, financial condition and cash flows. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis in general, or our products specifically, or associating the consumption or use of cannabis with illness or other negative effects or events, could have such material adverse effects. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products legally, appropriately or as directed.
The increased usage of social media, artificial intelligence and other web-based tools used to generate, publish, and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views, whether or not true, on our products, operations, and activities and the cannabis industry in general. Social media permits user-generated content to be distributed to a broad audience which can respond or react, in near real time, with comments that may not be filtered or checked for accuracy. Accordingly, the speed with which negative publicity (whether based in truth or not) can be disseminated has increased dramatically with the expansion of social media and artificial intelligence. The dissemination of negative or inaccurate posts, comments or other user-generated content about the cannabis industry, our business, or our products on social media (including those published by third parties) could damage our brand, image, and reputation or how the cannabis industry is perceived generally, which could have a material adverse impact on the market for our products and thus on our business, financial condition and results of operations.
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

The parties with which we do business have perceived and may in the future perceive that they are exposed to reputational or regulatory risk as a result of our cannabis business activities. Failure to establish or maintain business relationships could have a material adverse effect on our business, financial condition and results of operations. Third-party service providers and suppliers have, and may in the future, suspend or withdraw services to us or require increased fees or compensation based on their perception of such risks. For example, we face challenges making U.S. dollar wire transfers or engaging third-party service providers or suppliers with a substantial presence where cannabis is not federally legal (including the U.S.). In these circumstances, we have, and may in the future have, difficulty maintaining existing or securing new bank accounts or clearing services, service providers or other vendors or we may be forced to pay increased fees or compensation for such services.
We do not ultimately have control over how we or the cannabis industry are perceived by others. Reputation loss may result in decreased investor confidence, increased challenges in developing and maintaining community relations and an impediment to our overall ability to advance our business strategy and realize our growth prospects, thereby having a material adverse impact on our business, financial condition and results of operations.
We may be subject to litigation in the ordinary course of our marketing, distribution and sale of our products.
We are subject to litigation, claims and other legal and regulatory proceedings from time to time in the ordinary course of our manufacturing, marketing, distribution and sale of our products, some of which may adversely affect our business, financial condition and results of operations. Several companies in the U.S. hemp-derived CBD industry, including the Company with respect to its previous U.S. operations, have become party to an increasing number of purported class action lawsuits relating to their food and dietary supplement products containing U.S. hemp-derived CBD. We have in the past been, and may in the future be, subject to such class actions or other litigation, and the plaintiffs may seek very large or indeterminate amounts, including punitive damages, which may remain unknown for substantial periods of time. Any adverse outcome in litigation could adversely affect our operations, adversely affect the market price for our common shares and require the use of significant financial and management resources. Even to the extent we ultimately prevail in litigation, litigation can consume and redirect significant resources and create a negative perception of our brands, which could have an adverse effect on our business, financial condition and results of operations. See Part II, Note 12(b) “Contingencies” to the consolidated financial statements under Item 8 of this Annual Report for a discussion of our legal proceedings.
We may be subject to product liability claims.
As a manufacturer and distributor of products designed to be ingested by humans, we face exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused loss or injury. In addition, the manufacture and sale of cannabis and U.S. hemp products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of cannabis or U.S. hemp products alone or in combination with other medications or substances could occur as described above under “— There is limited long-term data with respect to the efficacy and side effects of cannabis, and cannabinoids and future clinical research studies on the effects of cannabis, and cannabinoids may lead to conclusions that dispute or conflict with our understanding and belief regarding their benefits, viability, safety, efficacy, dosing and social acceptance.” We have been, and may in the future be, subject to product liability claims that include our products caused injury or illness, incorrect labeling, inadequate instructions for use or inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, adversely affect our reputation with our consumers generally, and have a material adverse effect on our business, financial condition and results of operations. See Part II, Note 12(b) “Contingencies” to the consolidated financial statements under Item 8 of this Annual Report for a discussion of our legal proceedings.
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
Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including, product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. Some of our products have been subject to recalls in the past.
If one or more of our products are recalled for any reason, we may experience unexpected expenses in connection with the recall, related legal proceedings, disruption of our sales and operations, diversion of management attention, negative publicity, decreased demand for our products and increased regulatory scrutiny of our operations. There can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. If one or more of our products were subject to recall, the public perception of that product and us could be harmed. A recall of one of our products could lead to decreased demand for that product and our other products and could have a material adverse effect on our business, financial condition and results of operations. Furthermore, any product recall affecting the cannabis industry more broadly could lead consumers to lose confidence in the safety and security of the products sold by participants in these industries generally, which could have a material adverse effect on our business, financial condition and results of operations.
We rely on third-party testing and analytical methods which are validated but have not yet been standardized.
For certain of our cannabis products, testing for cannabinoid levels, heavy metals and pesticides (among other things) is performed by independent third-party testing laboratories. Testing methods and analytical assays for cannabinoids and levels of detection vary among different testing laboratories in different jurisdictions. There is currently no industry consensus on standards for testing methods or an industry accepted compendium of analytical assays or standard levels of detection. The detected and reported cannabinoid content in our cannabis products therefore can differ depending on the laboratory and testing methods (analytical assays) used. Variations in reported cannabinoid content will likely continue until the relevant regulatory agencies and independent certification bodies (e.g., ISO, USP) collaborate to develop, publish and implement standardized analytical assays and levels of detection for cannabis, cannabinoids and their derivative products, and it is possible that such variations could continue even after such standardization. As a result, the existing differences have in the past caused, and could continue to cause, confusion with our consumers, lead to a negative perception of us and our products, increase the risk of litigation regarding cannabinoid content and regulatory enforcement action and make it more difficult for us to comply with regulatory requirements regarding contents of ingredients and packaging and labeling. See Part II, Note 12(b) “Contingencies” to the consolidated financial statements under Item 8 of this Annual Report.
We may not be able to successfully develop new products or find a market for their sale.
The legal cannabis industry is in its early stages of development and it is likely that we and our competitors will seek to introduce new products, including products that contain cannabinoids other than THC and CBD, in the future. In attempting to keep pace with any new market developments, we may need to spend significant amounts of capital in order to successfully develop and generate revenues from new products we introduce. In addition, we may be required to obtain additional regulatory approvals from Health Canada and/or any other applicable regulatory authority, which may take significant amounts of time. We may not be successful in developing effective and safe new products, bringing such products to market in time to be effectively commercialized, or obtaining any required regulatory approvals, and, in the event we are successful, it is possible that there may be little or no demand for the products we develop (including products containing cannabinoids other than THC and CBD with which consumers may not be familiar or have significant reservations), which, together with any capital expenditures made in the course of such product development and regulatory approval processes, may have a material adverse effect on our business, financial condition and results of operations.
The Canadian excise duty framework may adversely affect our profitability.
Canada’s excise duty framework imposes an excise duty and various regulatory-like restrictions on certain cannabis products sold in Canada. We currently hold licenses issued by the Canada Revenue Agency (“CRA”) required to comply with this excise framework. Any change in the rates or application of the excise duty, and any restrictive interpretations by the CRA or the courts of the provisions of the Excise Act, 2001 (which may be different than those contained in the Cannabis Act) may affect our profitability and ability to compete in the market. Similarly, the excise duty has in the past, and will likely continue to, have an effect on our profitability and ability to compete in the market.
Our business may be impacted by conditions in the global economy and financial markets, including changes in inflation, interest rates, trade policy and overall economic conditions.
In recent years, the global economy has experienced elevated inflation and inflationary pressures, including on wages and other input costs. Inflation could reduce our purchasing power and negatively impact our ability to obtain goods and services at commercially viable prices. We may be unable to pass on rising costs to our customers. To the extent that we are unable to offset such inflation through higher prices of our products or other cost savings, our operating margins, net income, cash flows and the trading price of our common shares could be negatively impacted. Inflation may also reduce consumer discretionary spending, which could negatively affect demand for our products.
Interest rates directly affect the amount of interest income we generate from investing our cash and cash equivalents and short-term investments. Interest rates are subject to fluctuation, and a decrease in interest rates could negatively impact our interest income. Further, high interest rates have in the past had, and may in the future have, adverse effects on consumer disposable income and spending habits.
International trade and diplomatic tensions, including trade disputes and tariffs, may impact our business and future opportunities. For example, in early 2025, the U.S. government announced tariffs affecting imports from certain countries, and retaliatory measures were subsequently announced by affected countries. Although certain measures were deferred or are subject to negotiation, the implementation, modification, or escalation of tariffs remains possible. Tariffs, trade restrictions, and related uncertainty could adversely affect our business, including through increased costs, supply chain disruptions, currency fluctuations, and reduced demand. The ultimate impact of such developments is uncertain and depends on various factors, such as negotiations between countries, exemptions or exclusions, availability and cost of alternative sources of supply, and broader economic conditions. Actions we take to adapt to tariffs or trade restrictions may cause us to modify our operations or forgo business opportunities.

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
We have in the past and may in the future experience unauthorized access to our information technology systems or other cybersecurity incidents, which could disrupt our operations and have a material adverse effect on our business.
A cybersecurity incident or breach may occur in a variety of ways, including as a result of process failure, information technology malfunction, inadvertent disclosure of sensitive or personal information, deliberate unauthorized intrusion, malware, phishing scheme, computer virus, or cyberattack or other electronic security breach. Financial theft, as well as theft of data for competitive or fraudulent purposes, such as customer, employee or vendor information, trade secrets or confidential or proprietary information, is an ongoing and growing risk. Any such theft or cybersecurity incident or breach may have a material adverse effect on our business, financial condition and results of operations.
We are dependent upon information technology systems in the conduct of our operations, and we collect, store and use certain data, intellectual property, proprietary business information and certain personal information of our employees and customers, including through cloud-based and software-as-a-service (“SaaS”) platforms. We have been, and expect to continue to be, subject to cyberattacks and phishing attempts. Additionally, our ongoing efforts to modernize our information technology systems may increase the risk of cybersecurity incidents, including during system migrations or transitions. We also permit employees to use certain third-party artificial intelligence tools for productivity purposes, which increases our reliance on external systems and may create risks of inadvertent disclosure of confidential information, exposure of proprietary data, or other compliance risks.
Any fraudulent, malicious or accidental breach of our systems could result in unintended disclosure of, or unauthorized access to, third-party, customer, vendor, employee or other confidential information, and could require us to incur significant costs and devote substantial resources to repair or replace damaged systems, enhance security, or respond to or remediate occurrences, which in turn may require us to divert substantial resources from our business. Such incidents could disrupt our operations, harm our reputation, cause customers to lose confidence in our security practices, and result in lost sales, violations of applicable laws and regulations and subsequent penalties, fines, regulatory action or litigation. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the breach or incident and its root cause.
We rely on third-party service providers, including cloud-based and SaaS systems, for most of our information technology systems. A cybersecurity incident affecting any of these service providers could have similar adverse effects. In addition, media or other reports of perceived security vulnerabilities to our systems or those of our service providers, even if no breach has been attempted or occurred, could adversely impact our brand and reputation.
There can be no assurance that our cybersecurity risk management systems and processes will prevent or timely detect a cybersecurity incident. We rely on third-party service providers to assist with these measures. We and our third-party service providers may not have the resources or technical sophistication to anticipate, prevent, respond to, or mitigate cyberattacks or cybersecurity breaches or incidents, and we or they may face difficulties or delays in identifying and responding to cyberattacks, cybersecurity breaches and incidents. We incur significant costs to detect, prevent and mitigate cybersecurity breaches and incidents and we expect those costs to increase as we continue to implement systems and processes designed to prevent and otherwise address cybersecurity breaches and incidents. In the event of a significant or material cybersecurity breach or incident, we could be required to expend additional significant capital and other resources in an effort to respond to or prevent further breaches or incidents, which may require us to divert substantial resources from our business, as well as increase our premiums for cybersecurity insurance, or limit our ability to obtain insurance on acceptable terms or with adequate coverage.
In recent years, our Information Systems department, which oversees our cybersecurity systems and processes, has experienced high turnover, creating opportunities for knowledge and skill gaps, which can result in operational errors and security oversights. In addition, cybersecurity is not the sole focus of our Information Systems department and competing responsibilities may divert their attention from cybersecurity matters. We also partner with external service providers to implement, manage and monitor our cybersecurity systems, including a managed security service provider whose personnel are not dedicated full time to our systems and may have their attention diverted by other customers.
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
The jurisdictions in which we operate or which we may enter also have data privacy and data protection laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information. We may incur significant expenses in an effort to comply with privacy, data protection and information security standards imposed by such laws and regulations, as well as contractual obligations.
Additionally, upon the completion of our acquisition of CanAdelaar, we will become subject to the European Union’s General Data Protection Regulation (GDPR), as well as Dutch data protection laws and regulations, as a result of CanAdelaar’s ongoing business in the Netherlands. Completion of this acquisition would result in our operating a business in Europe for the first time. European data privacy laws impose significant obligations and restrictions on the collection, use, processing, storage, transfer, and security of personal data, including employee, customer, vendor, and business contact information, and we have limited experience complying with these legal and regulatory requirements. Compliance with these requirements may require us to implement new or enhanced policies, procedures, systems, controls, training programs, contractual arrangements, and technical safeguards, and to devote substantial management time and financial resources to compliance efforts. In addition, we may identify compliance gaps or legacy practices within the acquired business that require remediation, which could result in unanticipated costs, operational changes, or delays. We may also be required to engage external legal, technical, or compliance advisors to assist with ongoing compliance and oversight. Failure to comply with applicable European data privacy laws could result in regulatory investigations, fines, penalties, litigation, reputational harm, or restrictions on our ability to process personal data, any of which could materially and adversely affect our business, results of operations and financial condition.
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
Our business and that of our joint venture partners and third-party suppliers involves the growing of cannabis, an agricultural product. As such, the business is subject to the risks inherent in the agricultural business, such as insects, plant diseases and other agricultural risks that may create crop failures and supply interruptions for our customers. Although our current operational production facilities, those of our joint venture partners and many of our third-party suppliers, grow products indoors (including in greenhouses) under climate-controlled conditions, there can be no assurance that natural elements will not have a material adverse effect on the production of our products. Any such crop failure or production disruptions could increase our costs, limit product availability, and materially and adversely affect our business, financial condition, and results of operations.
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
We rely on third-party distributors and other services to distribute our products and third-party manufacturers to manufacture certain of our products. If these distributors or manufacturers do not successfully carry out their contractual obligations, terminate or suspend their contractual arrangements with us, experience delays or interruptions, or damage our products, our operations could be disrupted, management’s attention could be diverted, and our business, results of operations and financial condition could be adversely affected. In certain cases, damage to our products, such as product spoilage or improper storage or handling, could expose us to potential product liability, damage our reputation or otherwise harm our business.
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
We may be unable to protect our inventions, trade secrets, and other intellectual property from discovery or unauthorized use or disclosure.
We enter into agreements with employees, consultants, collaborators, and other parties that have access to our intellectual property. Any of these parties may breach their obligations to us, and we may not have adequate remedies for such breach. Our physical, electronic and procedural security measures may be compromised, and we may not be able to prevent unauthorized access to or use of our intellectual property.
Our intellectual property that has not yet been applied for or registered may otherwise become known to, be independently developed by or be the subject of applications for intellectual property registrations filed by our competitors, which could have a material adverse effect on our ability to protect or enforce our rights.
We have experienced instances of misappropriation or unauthorized disclosure of our confidential information, including intellectual property, and similar incidents could occur in the future. Unauthorized parties may attempt to replicate or otherwise obtain and use our inventions, trade secrets, technical know-how and proprietary information. Identifying and policing the unauthorized use of our current or future intellectual property rights is difficult, expensive, time-consuming and unpredictable, as is enforcing these rights against unauthorized use by others. We may be unable to effectively monitor and evaluate the products being distributed by our competitors, including parties such as unlicensed dispensaries, and the processes used to produce such products. If the steps taken to identify and protect our trade secrets are inadequate, we may be unable to enforce our rights in them against third parties.
Our intellectual property rights may be invalid or unenforceable under applicable laws, and we may be unable to have issued or registered, and unable to enforce, our intellectual property rights.
The laws regarding intellectual property rights relating to cannabis and cannabis-related products, and the positions of intellectual property offices administering such laws, are constantly evolving, and there is uncertainty regarding which countries will permit the filing, prosecution, issuance, registration and enforcement of intellectual property rights relating to cannabis and cannabis-related products. Additionally, since the exit of our U.S. operations, we have voluntarily forfeited certain of our trademark registrations in the U.S. that we were no longer utilizing, and in the future we may forfeit additional intellectual property rights, either voluntarily or through operation of law due to non-use.
We have sought trademark protection in many countries, including Canada, the U.S. and others. Our ability to obtain registered trademark protection for cannabis and cannabis-related goods and services (including U.S. hemp and U.S. hemp-related goods and services) may be limited in certain countries outside of Canada, including the U.S., where a trademark applicant or registrant needs to demonstrate continued use or intent to use a trademark in U.S. commerce to obtain or maintain rights to register such trademark, where registered federal trademark protection is currently unavailable for trademarks covering the sale of U.S. Schedule I cannabis products or certain goods containing U.S. hemp-derived CBD (such as dietary supplements and foods) until the FDA provides clearer guidance on the regulation of such products, and including Europe, where laws on the legality of cannabis use are not uniform, and trademarks cannot be obtained for products that are “contrary to public policy or accepted principles of morality.” Accordingly, our ability to obtain, maintain, or enforce intellectual property rights may be limited in certain countries.
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
Other parties may assert that our products, including those developed, produced, and sold by contract manufacturers on our behalf, or a contract manufacturer’s operations and production methods, may infringe on their intellectual property rights. There may be third-party patents or patent applications with claims to products or processes related to the manufacture, use or sale of our products and processes. There may be currently pending patent applications, some of which may still be confidential, that may later result in issued patents that our products or processes may infringe. In addition, third parties may obtain patents in the future and claim that use of our inventions, trade secrets, technical know-how and proprietary information, or the manufacture, use or sale of our products, infringes upon those patents. Third parties may also claim that our use of our trademarks infringes upon their trademark rights. Such claims, whether or not meritorious, may result in supply chain disruptions, as well as the expenditure of significant financial and managerial resources, legal fees, injunctions, temporary restraining orders, other equitable relief, and require the payment of damages, any or all of which may have an adverse impact on our business, financial condition and results of operations. In addition, we may need to obtain licenses from third parties who allege that we have infringed on their purported rights, whether or not such allegations have merit. Such licenses may not be available on terms acceptable to us, and we may be unable to obtain any licenses or other necessary or useful rights to such third-party intellectual property.
Our germplasm relies heavily on intellectual property, and we may be unable to protect, register or enforce our intellectual property rights in germplasm and may infringe third-party intellectual property rights with respect to germplasm, possibly without the ability to obtain licenses necessary to use such third-party intellectual property rights.
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
Rapidly changing markets, technology, emerging industry standards and frequent introduction of new products characterize our business. The introduction of new products embodying new technologies, including new growing or manufacturing processes or formulations, and the emergence of new industry standards may render our products obsolete, less competitive or less marketable. The process of developing our products is complex and requires significant continuing costs, innovation, development efforts and third-party commitments, including licensees, researchers, and collaborators. Our failure to develop new processes, technologies and products and the obsolescence of existing technologies or processes could adversely affect our business, financial condition and results of operations. We may be unable to anticipate changes in our potential customer preferences or requirements that could make our existing technology, processes or formulations obsolete. Our success will depend, in part, on our ability to continue to grow products efficiently, enhance our existing technologies, develop new technology that addresses evolving consumer and market preferences, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis.
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

Our expansion into the Netherlands exposes us to unique regulatory and commercial risks associated with the Dutch cannabis market.
The Netherlands operates under a highly regulated and evolving framework for adult-use cannabis. Participation in the Wietexperiment is limited to a small number of licensed producers and participating municipalities, and the program has a set expiration and is subject to change, extension or termination at the discretion of the Dutch government. Evaluation criteria of the Wietexperiment remain uncertain, and changes in government policy, enforcement priorities or political support could materially restrict our ability to operate or expand in the Dutch market. Regulatory requirements, interpretations, and operational requirements may evolve over time, increasing compliance costs, delaying commercialization plans, or limiting anticipated revenues.
The Dutch market also imposes structural and commercial constraints that may limit our expected return on investment. Under the Wietexperiment, licensed producers may supply only licensed retailers within designated municipalities, certain product formats are limited or prohibited, import and export are prohibited and distribution to unlicensed retailers or licensed retailers operating outside of the participating municipalities remain prohibited. These limitations may restrict market size, reduce economies of scale and make it difficult to achieve or maintain profitability. In addition, the experimental nature of the program may result in inconsistent or shifting regulatory expectations or logistical challenges in distribution and quality-control oversight. Consumer preferences and competitive dynamics in the Netherlands (including competition from the illicit market) may differ significantly from those in our existing markets, and our products may not gain the consumer acceptance we expect. Any of these factors could prevent us from realizing anticipated strategic benefits from our expansion efforts in the Netherlands and could adversely affect our business, financial condition and results of operations.
Controlled substance and other legislation and treaties may restrict or limit our ability to research, manufacture and develop a commercial market for our products outside of the jurisdictions in which we currently operate, and our expansion into such jurisdictions is subject to risks.
Approximately 250 substances, including cannabis, are listed in the Schedules annexed to the United Nations Single Convention on Narcotic Drugs (New York, 1961), the Convention on Psychotropic Substances (Vienna, 1971) and the Convention against Illicit Traffic in Narcotic Drugs and Psychotropic Substances (introducing control on precursors) (Vienna, 1988). The purpose of these listings is to control and limit the use of these drugs according to a classification of their therapeutic value, risk of abuse and health dangers, and to minimize the diversion of precursor chemicals to illegal drug manufacturers. The 1961 United Nations Single Convention on Narcotic Drugs, as amended in 1972, classifies cannabis as a Schedule I (“substances with addictive properties, presenting a serious risk of abuse”) narcotic drug. In December 2020, the United Nations Commission on Narcotic Drugs voted to remove cannabis from Schedule IV (“the most dangerous substances, already listed in Schedule I, which are particularly harmful and of extremely limited medical or therapeutic value”). The 1971 United Nations Convention on Psychotropic Substances classifies tetrahydrocannabinols, which includes delta-9 THC, as a Schedule I psychotropic substance (substances presenting a high risk of abuse, posing a particularly serious threat to public health which are of very little or no therapeutic value). Many countries are parties to these conventions, which govern international trade and domestic control of these substances, including cannabis. They may interpret and implement their obligations in a way that creates legal obstacles to our obtaining manufacturing or marketing approval for our products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be manufactured or marketed, and achieving such amendments to the laws and regulations may take a prolonged period of time. There can be no assurance that any market for our products will develop in any jurisdiction in which we do not currently have operations. We may face new or unexpected risks or significantly increase our exposure to one or more existing risk factors, including economic instability, political instability, changes in laws and regulations and the effects of competition. These factors may limit our capability to successfully expand our operations into such jurisdictions and may have a material adverse effect on our business, financial condition and results of operations.
Investments and joint ventures outside of Canada are subject to the risks normally associated with any conduct of business in foreign countries, including varying degrees of political, legal, regulatory and economic risk.
Much of our exposure to markets in jurisdictions outside of Canada is through investments and joint ventures. These investments and joint ventures are subject to the risks normally associated with any conduct of business in foreign or emerging countries, including political risks; civil disturbance risks; changes in laws, regulations or policies of particular countries, including those relating to royalties, duties, imports, exports and currency; the cancellation or renegotiation of contracts; the imposition of royalties, net profits payments, tax increases or other claims by government entities, including retroactive claims; a disregard for due process and the rule of law by local courts; the risk of expropriation and nationalization; delays in obtaining or the inability to obtain necessary governmental permits or the reimbursement of refundable tax from fiscal authorities.
Threats or instability in a country or region caused by political events, including elections, change in government, changes in personnel or legislative bodies, foreign relations or military control present serious political and social risk and instability causing interruptions to the flow of business negotiations and influencing relationships with government officials. Changes in policy or law may have a material adverse effect on our business, financial condition and results of operations. The risks include increased “unpaid” state participation, higher energy costs, higher taxation levels and potential expropriation.

Other risks include the potential for fraud and corruption by suppliers, personnel or government officials which may implicate us, compliance with applicable anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act and the Corruption of Foreign Public Officials Act (Canada), by virtue of our or our joint ventures and strategic alliances operating in jurisdictions that may be vulnerable to the possibility of bribery, collusion, kickbacks, theft, improper commissions, facilitation payments, conflicts of interest and related party transactions or our joint ventures’ and strategic alliances’ possible failure to identify, manage and mitigate instances of fraud, corruption or violations of our Code of Business Conduct and Ethics and applicable regulatory requirements.
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
Our business and activities are heavily regulated in all jurisdictions where we carry on business. Our operations are subject to various laws, regulations and guidelines by governmental authorities (including, in Canada, Health Canada and other federal, provincial and local regulatory agencies relating to the cultivation, manufacture, processing, marketing, labeling, packaging, management, transportation, distribution, import, export, storage, sale, pricing and disposal of cannabis, and also including laws, regulations and guidelines relating to health and safety, insurance coverage, banking, the conduct of operations and the protection of the environment (including relating to emissions and discharges to water, air and land, and the handling and disposal of hazardous and non-hazardous materials and wastes)). Our operations may also be affected in varying degrees by government regulations with respect to, among other things, price controls, import or export controls, controls on currency remittance, increased income taxes, restrictions on foreign investment and government policies rewarding contracts to local competitors or requiring domestic producers or vendors to purchase supplies from a particular jurisdiction. Laws, regulations and guidelines, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services, as well as on our personnel (including management and our board of directors).
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
The regulatory environment for our products is rapidly developing, and the need to build and maintain robust systems to comply with different and changing regulations in multiple jurisdictions increases the possibility that we may violate one or more applicable requirements. Further, the regulations to which our business is subject are not always clear, may be subject to interpretation and have in the past, and may in the future be, interpreted or applied inconsistently by the applicable regulatory agencies, which have broad interpretative and enforcement discretion with respect to such activities. This has in the past, and may in the future, make it difficult for us to determine whether we are in compliance with such regulations. While we endeavor to comply with all relevant laws, regulations and guidelines, any failure to comply with the regulatory requirements applicable to our operations could subject us to negative consequences, including, but not limited to, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, asset seizures, revocation or imposition of additional conditions on licenses to operate our business, the denial of regulatory applications, the suspension or expulsion from a particular market or jurisdiction of our key personnel, the imposition of additional or more stringent inspection, testing and reporting requirements or negative publicity, any of which could materially adversely affect our business, financial condition and results of operations. Additionally, scheduled or unscheduled inspections of our facilities or facilities of our joint ventures or third-party suppliers by applicable regulatory agencies could result in adverse findings that could require significant remediation efforts and/or temporary or permanent shutdown of our facilities or those of our joint ventures or third-party suppliers. The outcome of any regulatory or agency proceedings, investigations, inspections, audits, and other contingencies could harm our reputation, require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our results of operations, financial condition and cash flows. There can be no assurance that any pending or future regulatory or agency proceedings, investigations, inspections and audits will not result in substantial costs or a diversion of management’s attention and resources, negatively impact our future growth plans and opportunities or have a material adverse impact on our business, financial condition and results of operations.
As it relates to U.S. Schedule I cannabis, in the U.S., despite cannabis manufacturing, distribution, sale, possession and use having been legalized at the state level for medical use and for adult-use in many states and efforts to reschedule marijuana to Schedule III under the CSA, marijuana as defined by the CSA continues to be categorized as a Schedule I controlled substance under the CSA and subject to the Controlled Substances Import and Export Act (“CSIEA”). Although we do not engage in any activities related to marijuana as defined by the CSA in the U.S., violations of any U.S. federal laws and regulations, including the CSA and the CSIEA, whether intentional or inadvertent, could result in civil, criminal and administrative enforcement actions, which could result in fines, penalties, and other sanctions, including but not limited to, cessation of business activities. Additionally, U.S. border officials could deny entry into the U.S. to those employed at or investing in legal and licensed non-U.S. cannabis companies and such persons could face detention, denial of entry or lifetime bans from the U.S. for their business associations with cannabis businesses.
We and our joint ventures and strategic investments are reliant on required licenses, authorizations, approvals and permits for our ability to grow, process, store and sell cannabis and cannabinoids which are subject to ongoing compliance, reporting and renewal requirements, and we may also be required to obtain additional licenses, authorizations, approvals and permits in connection with our business.
Our ability to grow, process, store and sell cannabis in Canada is dependent on our licenses from Health Canada, and in particular the licenses currently held by Peace Naturals and Cronos GrowCo. Failure to comply with the requirements of the licenses or failure to maintain the licenses would have a material adverse impact on our business, financial condition and results of operations. Although we believe Peace Naturals and Cronos GrowCo will meet the requirements of the Cannabis Act for their licenses, there can be no guarantee that Health Canada will extend or renew the licenses or, if they are extended or renewed, that they will be extended or renewed on the same or similar terms or that Health Canada will not revoke the licenses. Should we fail to comply with requirements of the licenses, should Health Canada not extend or renew the licenses, should they be renewed on different terms or should the licenses be revoked or suspended, our business, financial condition and results of operations will be materially adversely affected. To the extent we apply for any additional licenses from Health Canada, there can be no assurance that such licenses will be granted or, if granted, that they will be granted on commercially reasonable terms or within the time period we expect, which could have a material adverse effect on our business, financial condition and results of operations.
Our ability to grow, process, store and sell cannabis in Israel is dependent on maintaining our cannabis cultivation, production and distribution licenses and our ability to export products to, or import products from, Cronos Israel is also dependent on obtaining the relevant permits.
Additional government licenses in the future may be required in connection with our operations, in addition to other unknown permits and approvals which may be required. To the extent such permits, and approvals are required and not obtained, we may be prevented from operating or expanding our business, which could have a material adverse effect on our business, financial condition and results of operations.
Changes in the laws, regulations and guidelines governing cannabis may adversely impact our business.
Our operations are and have been subject to various laws, regulations and guidelines promulgated by governmental authorities (including, in Canada, Health Canada and other federal, provincial and local regulatory agencies) relating to the cultivation, processing, marketing, acquisition, manufacture, packaging/labeling, management, transportation, distribution, import, export, storage, sale and disposal of cannabis but also including laws and regulations relating to health and safety, the conduct of operations and the protection of the environment. Additionally, our growth strategy continues to evolve as regulations governing the cannabis industry in the jurisdictions other than Canada in which we and our joint ventures operate become more fully developed. Interpretation of these laws, rules and regulations and their application to our operations and those of our joint ventures is ongoing. No assurance can be given that new laws, regulations and guidelines will not be enacted or that existing laws, regulations and guidelines will not be amended, repealed or interpreted or applied in a manner which could require extensive changes to our operations, increase compliance costs, give rise to material liabilities or a revocation of our licenses and other permits, restrict the growth opportunities that we currently anticipate or otherwise limit or curtail our operations. For example, the Cannabis Act requires the Canadian federal government to conduct a review of the Cannabis Act after three years, which commenced in September 2022. The scope of this statutory review included, among other things, consideration of (i) the administration and operation of the Cannabis Act, (ii) the impact of the Cannabis Act on public health, (iii) the health and consumption habits of young persons, (iv) the impact of cannabis on Indigenous persons and communities and (v) the impact of cultivation of cannabis plants in a dwelling-house. The final report of an independent expert panel on a review of the Cannabis Act was published in March 2024 and the amendment, removal or addition of provisions in or to the Cannabis Act based on the recommendations resulting from this report could adversely affect our business. For example, recommendations related to imposing restrictions or prohibition of certain products with higher quantities or concentrations of THC or other intoxicating cannabinoids could limit and affect the types of products we can sell. On March 12, 2025, amendments to the Cannabis Regulations related to streamlining the regulatory requirements came into effect. As part of Health Canada’s red tape reduction initiatives, feedback from license holders and other recommendations from the independent expert panel may result in more changes to the current laws, regulations and guidelines. Amendments to current laws, regulations and guidelines governing the production, sale and use of cannabis and cannabis-based products, more stringent implementation or enforcement thereof or other unanticipated events, including changes in political regimes or political instability, currency controls, fluctuations in currency exchange rates and rates of inflation, labor unrest, changes in taxation laws, regulations and policies, restrictions on foreign exchange and repatriation, governmental regulations relating to foreign investment and the cannabis business more generally, and changes in attitudes toward cannabis, are beyond our control and could require extensive changes to our operations, which in turn may result in a material adverse effect on our business, financial condition and results of operations.
While the production of cannabis in Canada, among other things, is under the regulatory oversight of the federal government of Canada, the distribution and retail sale of adult-use cannabis in Canada falls within the jurisdiction of the provincial and territorial governments. The impact of the legislation regulating adult-use cannabis passed in the provinces and territories on the cannabis industry and our business plans and operations is uncertain. Provinces and territories have announced certain restrictions that are more stringent than the federal rules or regulations such as retail sale and marketing restrictions, bans on certain types of cannabis products, raising minimum age of purchase and flavor restrictions. For example, Québec limits the sale of other high THC non-edible cannabis products. In April 2023, the Supreme Court of Canada affirmed the provinces’ power to enact regulations that are more restrictive than the federal regime. In addition, the distribution and retail channels and applicable rules and regulations in the provinces continue to evolve, and our ability to distribute and sell cannabis products in Canada is dependent on the ability of the provinces and territories of Canada to establish licensed retail networks and outlets. There is no guarantee that the applicable legislation regulating the distribution and sale of cannabis for adult-use purposes will allow for the growth opportunities we currently anticipate and may result in a material adverse effect on our business, financial condition and results of operations.
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

While Nasdaq has not issued official rules specific to the cannabis industry, stock exchanges in the U.S., including Nasdaq, have historically refused to list certain U.S. Schedule I cannabis related businesses, including U.S. Schedule I cannabis retailers, that operate primarily in the U.S. Failure to comply with any requirements imposed by Nasdaq could result in the delisting of our common shares from Nasdaq or denial of any application to have additional securities listed on Nasdaq, which could have a material adverse effect on the trading price of our common shares.
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
In August 2023, the U.S. Department of Health and Human Services recommended that the DEA move marijuana from Schedule I to Schedule III under the CSA. In May 2024, DEA published a notice of proposed rulemaking in the Federal Register agreeing with HHS’s recommendation and proposing to move marijuana from Schedule I to Schedule III. Later in 2024, the process slowed considerably. The proposed rule became the subject of a hearing before a DEA administrative law judge (“ALJ”), where it experienced significant procedural disputes. When the ALJ retired in August 2025, the rescheduling process effectively stalled. In December 2025, President Trump issued the Executive Order directing the Department of Justice to expedite the completion of the rescheduling of marijuana from Schedule I to Schedule III, among other things. There can be no assurances that the rulemaking process will continue, be completed or withstand legal challenges.
If rescheduling occurs, the impacts on our business and competitive position are unclear. For example, rescheduling marijuana from Schedule I to Schedule III may be accompanied by additional regulatory obligations as prerequisite to participate in the U.S. market, and it may provide a greater benefit to the businesses of our competitors than our business, including by providing favorable tax treatment to their U.S. operations. We cannot assure you that rescheduling of marijuana from Schedule I to Schedule III would result in our ability or willingness to operate in the U.S. market. Participation in the U.S. cannabis market could remain subject to extensive licensing, compliance, and enforcement requirements, if participation were pursued, and rescheduling may impose additional regulatory obligations or costs. As a result, rescheduling could fail to improve, or could adversely affect, our ability to compete or operate, and any potential benefits may accrue disproportionately to other market participants.
Public speculation regarding the likelihood, timing or effects of rescheduling has contributed to, and may continue to contribute to, significant volatility in the market for our common stock. To the extent that market speculation results in an increase in the price of our stock, our stock price could decline significantly thereafter if market expectations are not realized or regulatory developments are delayed, modified or reversed or investor optimism fades.
The legal and regulatory framework governing U.S. hemp and hemp-derived products is complex, evolving, and subject to significant uncertainty.
There is substantial uncertainty concerning the legal status of U.S. hemp and U.S. hemp products containing U.S. hemp-derived ingredients, including CBD and other cannabinoids. The status of products derived from the cannabis or hemp plant, under both federal and state law can depend on the THC content of the plant or derivative (including whether the plant meets the statutory definition of “industrial hemp” or “hemp”), the part of the plant from which an individual or entity produces the derivative (including whether the plant meets the statutory definition of “marihuana” under the CSA), the THC concentration during the manufacturing process, whether the cultivator, processor, manufacturer or product marketer engages in cannabis-related activities for research versus purely commercial purposes, as well as the form and intended use of the product. Under U.S. federal law, products containing CBD may be unlawful if derived from U.S. Schedule I cannabis (including hemp with a concentration greater than 0.3% THC on a dry weight basis), or if derived from U.S. hemp grown outside the parameters of an approved U.S. hemp program or U.S. hemp cultivated in violation of the 2018 Farm Bill. Even after enactment of the 2018 Farm Bill, the DEA may not treat all products containing U.S. hemp-derived ingredients, including CBD and other cannabinoids, as exempt from the CSA. In September 2020, the DEA issued an interim final rule that purported to align the DEA’s regulations with the statutory changes to the CSA made effective by the 2018 Farm Bill. The DEA received a number of comments objecting to the interim final rule, and the interim final rule has been the subject of litigation. However, the litigation was dismissed by the D.C. Circuit Court in June 2022.

In November 2025, as part of the spending package to reopen U.S. the federal government (H.R. 5371), Congress enacted significant changes to the federal definition and regulation of U.S. hemp. The legislation narrows what qualifies as federally legal U.S. hemp, effectively prohibiting most intoxicating U.S. hemp products currently sold in the U.S. marketplace (e.g., U.S. hemp-derived THC gummies and beverages). The ban is scheduled to go into effect in November 2026. One of the many uncertainties regarding the ban is how, if at all, the Executive Order that President Trump issued in December 2025 related to marijuana rescheduling and the regulation of U.S. hemp will impact H.R. 5371. The Executive Order could lead to the establishment of guidance on an upper-limit of U.S. hemp-derived THC per serving in food and dietary supplements, and President Trump has directed the Assistant to the President and Deputy Chief of Staff for Legislative, Political, and Public Affairs to work with Congress to update the statutory definition of U.S. hemp-derived cannabinoid products.
Uncertainty regarding the interpretation, implementation, timing and interaction of these and other legislative and executive actions may result in inconsistent or delayed regulatory guidance, transitional disruption, or additional compliance obligations. Any such developments could adversely affect the broader cannabis and cannabinoid marketplace and indirectly affect our business, financial condition, results of operations, or the market price of our common shares, even if we do not directly participate in the U.S. hemp market.
Risks Relating to Competition
The markets in which we operate are increasingly competitive, and we may compete for market share with other companies, both domestically and internationally, that may have longer operating histories and more financial resources, manufacturing, distribution, and marketing experience than us.
The market for cannabis is competitive and evolving and we face strong competition from both existing and emerging companies that offer similar products. Some of our current and potential competitors may have longer operating histories, greater financial, marketing and other resources and larger customer bases than we have. In addition, there is potential that the cannabis industry will undergo consolidation, creating larger companies with financial resources, manufacturing and marketing capabilities and product offerings that are greater than ours. As a result of these competitive pressures, we may be unable to maintain or grow our operations on terms we consider acceptable, or at all. Increased competition from larger, better-financed competitors, including those with geographic advantages, could materially and adversely affect our business, financial condition and results of operations.
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
In Canada, the number of licenses granted by Health Canada could also have an impact on our operations. We expect to face additional competition from new market entrants that are granted licenses under the Cannabis Act or existing license holders which are not yet active in the industry. If a significant number of new licenses are granted by Health Canada, we may experience increased competition for market share and may experience downward price pressure on our products as new entrants increase production. If the number of users of cannabis in Canada increases, the demand for products will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. To remain competitive, we will require a continued high level of investment in R&D, sales and customer support. We may not have sufficient resources to maintain R&D, sales and customer support efforts on a competitive basis which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the Canadian federal authorization of home cultivation, outdoor grow, and the easing of other barriers to entry to the Canadian adult-use cannabis market, could materially and adversely affect our business, financial condition and results of operations.
We face competition from the illegal cannabis market.
We face competition from illegal market participants that are unlicensed and unregulated. As these illegal market participants do not comply with the regulations governing the cannabis industry, their operations may have significantly lower costs and they may be able to sell products with significantly higher cannabinoid potencies or which include ingredients that are prohibited by law. The perpetuation of the illegal market for cannabis may have a material adverse effect on our business, results of operations and financial condition as well as the perception of cannabis use.
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
At the end of each reporting period, management performs an assessment of inventory obsolescence, prices and demand to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We also consider factors such as slow-moving or non-marketable products in our determination of obsolescence. As a result of this assessment, inventory write-downs have occurred on a number of occasions in the past and may occur in the future. Continued pricing pressures in the markets in which we operate may result in further inventory write-downs. We have had a series of inventory write-downs due to price compression in the cannabis market. We expect these write-downs to continue as pricing pressures remain elevated. In connection with the Cronos GrowCo Transaction, we consolidated additional inventory of $15.8 million, which includes a step-up to fair value of $5.6 million, which if reversed, could significantly affect our results of operations. These inventory write-downs have in the past and may in the future materially adversely affect our results of operations.
We may be unable to attract or retain skilled labor and personnel with experience in the cannabis sector and may be unable to attract, develop and retain additional employees required for our operations and future developments.
Our success is currently largely dependent on the performance of our skilled employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. Restructurings and other changes to our operations have in the past led, and could in the future lead, to increased attrition amongst employees, including those not directly affected by a reduction in headcount, and we may not be successful at retaining such employees or attracting new employees, which may have a material adverse effect on our business, results of operations and financial condition.
Further, certain shareholders, directors, officers, employees and contractors in our operations may require security clearance from various regulatory agencies. For example, in Canada, under the Cannabis Act, a security clearance cannot be valid for more than five years and must be renewed before the expiry of a current security clearance. There is no assurance that any of our existing personnel who presently or may in the future require a security clearance will be able to obtain or renew such clearances or that new personnel who require a security clearance or analogous clearance from another jurisdiction will be able to obtain one. A failure by any of our existing personnel to maintain or renew his or her security clearance may impair our business operations. In addition, if an individual with security clearance leaves the service of the Company and we are unable to find a suitable replacement who has a security clearance required by the Cannabis Act in a timely manner, or at all, there could occur a material adverse effect on our business operations. Similar risks and potential effects apply to analogous security clearances required by various provincial agencies.
Risks Relating to the Altria Investment
Altria has significant influence over us following closing of the Altria Investment.
Altria is our single largest shareholder. As of December 31, 2025, Altria beneficially owned approximately 41.0% of our issued and outstanding common shares (calculated on a non-diluted basis). In light of such ownership, Altria is in a position to exercise significant influence over matters affecting shareholders or requiring shareholder approval, including the election of the Board, amendments to our articles and the determination of significant corporate actions. In addition, pursuant to the Investor Rights Agreement, Altria has certain rights, including the right to nominate a specified number of directors to the Board, approval rights over certain Company actions and pre-emptive and top-up rights entitling Altria to maintain its pro rata beneficial ownership in us. Further, as of the date hereof, four of the seven directors on the Board are Altria Nominees. For more information, see “Business—Altria Strategic Investment—Investor Rights Agreement.”
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
We have cash on hand, including short-term investments, of approximately $831.8 million as of December 31, 2025. There can be no assurance that we will be able to deploy the available cash in an effective manner that is accretive to us, or at all. Until such time as we are able to deploy the cash available to us, we anticipate holding the net proceeds as cash balances in our bank accounts, investing in, among other things, certificates of deposit and other instruments issued by banks or obligations of or guaranteed by the Government of

Canada or any province thereof, or investing in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. Government, its agencies or instrumentalities.
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
We may be subject to various potential conflicts of interest because of the fact that some of our directors and officers may be engaged in a range of business activities, or have relationships with or are employed by Altria. One of our directors, Jason Adler, is the co-founder and Managing Member of Gotham Green Partners, a private equity firm focused primarily on early-stage investing in companies in the cannabis industry, and Michael Gorenstein, our Chairman, President, and Chief Executive Officer, is a co-founder and non-managing Member of Gotham Green Partners. Three of our directors, Kamran Khan, Dominik Meier and Elizabeth Seegar, are employed by Altria. As a result of these relationships, conflicts of interests may arise between us and them, as described below.
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
•restating our financial results;
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
For example, reports by industry analysts, investor perceptions, market rumors or speculation could trigger a sell-off in our common shares. Any sales of substantial numbers of our common shares in the public market or the perception that such sales might occur may cause the market price of our common shares to decline. In addition, to the extent that other large companies within our industries experience declines in their stock price, the price of our common shares may decline as well. Moreover, if the market price of our common shares drops significantly, shareholders may institute securities class action lawsuits against us. Lawsuits against us could cause us to incur substantial costs and divert the time and attention of our management and other resources.
Securities markets have in the past experienced, and may continue to experience, significant price and volume fluctuations that have, in some cases, been unrelated to the operating performance, underlying asset values or prospects of public companies. Accordingly, the market price of our common shares may decline even if our results of operations, underlying asset values or prospects have not changed. In addition, we may not be able to meet the diverse expectations and demands of all of our stakeholders, including on topics related to environmental, social, governance and sustainability matters, which could harm our reputation, reduce customer demand, subject us to legal and operational risks and adversely affect the trading price of our common shares. See “Risk Factors—General Risks—Our business faces evolving and diverging expectations, requirements and demands from regulators, investors and other stakeholders, including with respect to environmental, social, governance and sustainability matters, which could expose us to numerous risks.” There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue, the trading price of our common shares may be adversely affected.
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
We may require additional capital or issue additional securities in the future or be required to issue common shares pursuant to certain of our agreements, which may dilute holders of our securities.
Other than with respect to Altria’s pre-emptive rights to subscribe for additional common shares in us following certain issuances, holders of common shares have no pre-emptive rights in connection with further issuances. Our Board has the discretion to determine if an issuance of common shares is warranted, the price at which such issuance is effected and the other terms of issue of common shares. The issuance of any additional equity will dilute the percentage of ownership of holders of our common shares. Capital raised through debt financing would require us to make periodic interest payments and may impose restrictive covenants on the conduct of our business.

A substantial number of our securities are owned by a limited number of existing shareholders.
Our management, directors and employees own a substantial number of our outstanding common shares (on a fully diluted basis). In addition, as of December 31, 2025, Altria beneficially owned approximately 41.0% of our outstanding common shares (calculated on a non-diluted basis). As such, our management, directors and employees, as a group, and Altria each are in a position to exercise significant influence over matters requiring shareholder approval, including the election of directors and the determination of significant corporate actions. In addition, these shareholders could delay or prevent a change in control that could otherwise be beneficial to holders of common shares.
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
We will be classified as a passive foreign investment company (“PFIC”) for any taxable year for U.S. federal income tax purposes if for a taxable year, (i) 75% or more of our gross income is passive income, or (ii) 50% or more of the value of our assets either produce passive income or are held for the production of passive income, based on the quarterly average of the fair market value of such assets. The determination of PFIC status depends on interpretive rules and computational conventions that are often unclear. In particular, in making our determination, we are relying on the application of certain “look-through” rules, taking into account certain intercompany items (including our interests in subsidiaries). There is, however, no direct legal authority applying these look-through rules to our particular situation (including to what extent they apply to intercompany items). Likewise, in light of the volatility of our common share price, we intend to take the position that the spot trading price of our stock at each quarter end, as adjusted by liabilities, does not dictate the determination of the fair market value of our assets. Based on current business plans and financial expectations and the application of certain look-through rules (including to certain intercompany items and to our interests in our subsidiaries), we do not expect to be a PFIC for the taxable year ending December 31, 2026. However, PFIC status is determined annually and depends upon the composition of our gross income and assets, both of which are subject to change. Moreover, there can be no assurance that the Internal Revenue Service (“IRS”) or a court will agree with our interpretation of fair market value or its computation, or with our interpretation of the PFIC rules (including the “look-through” rules and the scope of their application, including in respect of intercompany items). Therefore, there can be no assurance as to our PFIC status for the current taxable year or for future taxable years, nor any assurance that the IRS or a court will agree with our determination of our PFIC status.
If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.
The trading market for our common shares depends, in part, on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our common shares or publish inaccurate or unfavorable research about our business, the trading price of our common shares would likely decline. In addition, if our results of operations fail to meet the forecasts of analysts, the trading price of our common shares would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common shares could decrease, which could cause our trading price and trading volume of our common shares to decline.
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
We have insurance to protect certain of our assets, operations and employees. Our insurance coverage, however, is subject to deductibles, coverage limits and exclusions and may not be available or adequate for the risks and hazards to which we are exposed. No assurance can be given that insurance will be generally available in the future or, if available, that premiums and deductibles will be commercially justifiable. If we were to incur substantial liability claims and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, there could be a material adverse effect on our business, financial condition and results of operations. Furthermore, our insurers have in the past and may in the future deny us coverage, whether or not such denial is with merit, and we have in the past and may in the future need to commence litigation against such insurers, which could be time consuming and expensive and divert significant management resources, with no assurance that we will be successful in any resulting proceedings.
Tax and accounting requirements may be interpreted or changed in ways that are complex and not necessarily anticipated by us, and we may face difficulty or be unable to implement and/or comply with any such interpretations or changes.
We are subject to numerous tax and accounting requirements, and changes in existing accounting or taxation rules or practices, or varying interpretations of current rules or practices, could have a significant adverse effect on our financial results, the manner in which we conduct our business or the marketability of any of our products. In many countries, we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned and are taxed accordingly. Although we believe that we are in substantial compliance with all applicable regulations and restrictions, we are subject to the risk that governmental authorities could audit our transfer pricing and related practices and assert that additional taxes are owed or that various jurisdictions could assert that we should file tax returns in jurisdictions where we do not file and subject us to additional tax. In the future, the geographic scope of our business may expand, and such expansion will require us to comply with the tax laws and regulations of additional jurisdictions. Requirements as to taxation vary substantially among jurisdictions. Complying with the tax laws and regulations of these jurisdictions can be time consuming and expensive and could potentially subject us to penalties and fees in the future if we fail to comply. Failure to comply with applicable tax laws and regulations could have a material adverse effect on our business, financial condition and results of operations.
Natural disasters, unusual weather, pandemic outbreaks, boycotts and geopolitical events or acts of terrorism could adversely affect our operations and financial results.
The occurrence of one or more natural disasters, such as hurricanes, floods and earthquakes, unusually adverse weather, pandemic outbreaks, such as the COVID-19 virus, influenza, and other highly communicable diseases or viruses, boycotts and geopolitical events, such as civil unrest in countries in which our or our joint ventures’ operations are located and acts of terrorism, or similar disruptions could adversely affect our business, financial condition and results of operations. These events could result in physical damage to one or more of our or our joint ventures’ properties, increases in fuel or other energy prices, the temporary or permanent closure of one or more of our or our joint ventures’ facilities, the temporary or long-term lack of an adequate workforce in a market, the temporary or long-term disruption in the supply of products from suppliers, the temporary disruption in the transport of goods, delay in the delivery of goods to our or our joint ventures’ facilities, and disruption to our information systems. Such events could also negatively impact consumer sentiment, reduce demand for consumer products like ours and cause general economic slowdown.
Our business faces evolving and diverging expectations, requirements and demands from regulators, investors and other stakeholders, including with respect to environmental, social, governance and sustainability matters, which could expose us to numerous risks.
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, Nasdaq and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity. In addition, environmental, social, governance and sustainability topics, including climate, corporate diversity and companies’ actions and initiatives on such issues, have received significant attention from a wide range of stakeholders, including regulators, customers, investors and employees. Many jurisdictions, including the U.S. and Canadian federal and local governments, have adopted or are considering legislation, regulation or policies on these topics, including requirements to disclose and/or otherwise address material climate risks, corporate greenhouse gas emissions and workplace diversity. Compliance with these laws, regulations or policies, including any that may be adopted in the future has resulted in, and are likely to continue to result in, among other things, increased general, compliance and administrative expenses, increased costs of operating our businesses, increased legal and reputational risks and reduced demand for our products, any or all of which could adversely affect our results of operations. In addition, policymakers in some jurisdictions have adopted or proposed laws, regulations and policies that diverge from, or potentially conflict with, those in other jurisdictions. Failure to comply with any legislation, regulation or policy could potentially result in substantial fines, criminal sanctions, reputational harm or operational changes.
Moreover, our customers, shareholders, employees and other stakeholders have differing expectations, demands and perspectives, including on these topics, which are continuing to evolve and, in some cases, diverge. We may not be able to meet the diverse expectations and demands of all of our stakeholders, which could harm our reputation, reduce customer demand for our products and services, and subject us to legal and operational risks. For example, we may communicate certain initiatives and goals, regarding environmental, social, governance and sustainability matters in our SEC filings or in other public disclosures. These initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Also, there can be no assurance that regulators, our shareholders or other stakeholders will agree with our initiatives or goals (including any potential changes to such initiatives or goals), or be satisfied with our efforts to achieve such goals. Any perception, whether or not valid, that we have failed to act responsibly with respect to such matters, failed (or may fail) to achieve our goals or to effectively respond to new or additional legal or regulatory requirements, could adversely affect our business, reputation and exposure to legal risks. Our ability to execute on our initiatives and goals, including on environmental, social, governance and sustainability matters, is subject to numerous risks and uncertainties, many of which are outside of our control, including, among other factors, changes in the regulatory or legal environment, changes in industry practices, evolving standards for measuring progress, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. If our disclosures related to these and other topics are incomplete or inaccurate, or if we fail to achieve our initiatives or goals on a timely basis, or at all, our reputation, business, financial performance and growth, as well as our reputation and customer and other stakeholder relationships, could be adversely affected.
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
We are also exposed to risks resulting from changes in public policy, laws and regulations, or market and public perceptions and preferences in connection with climate change. These changes could adversely affect our business, results of operations and reputation. See “Risk Factors—General Risks—Our business faces evolving and diverging expectations, requirements and demands from regulators, investors and other stakeholders, including with respect to environmental, social, governance and sustainability matters, which could expose us to numerous risks.”
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
The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the U.S., Canada, the UK and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Although we do not have any customers or direct supplier relationships in Russia or Ukraine, businesses globally have experienced shortages in materials and increased costs for transportation, energy, and raw material due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business, financial condition, results of operations and cash flows.
We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. Although our business has not been, as of the date of this Annual Report, materially impacted by the ongoing military conflict in Ukraine, it is impossible to predict the extent to which our operations, or those of our suppliers and vendors, will be impacted in the long term, or the ways in which the conflict may impact our business. The extent and duration of the military conflict, sanctions and resulting market disruptions are impossible to predict, but may be substantial. In addition, the effects of the ongoing conflict could heighten any of our known risks described above.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C. CYBERSECURITY.
Our cybersecurity processes include:
•Security awareness online training for personnel with Company email, at least annually;
•Periodic updates and reminders distributed to personnel with Company email relating to cybersecurity awareness and trends;
•Phishing tests for personnel with Company email on a periodic basis;
•Reviews of certain third-party vendors’ information security programs (as discussed below);
•Periodic reviews of industry standards to strengthen our practices and policies, on an ad hoc basis;
•Electronic monitoring and logging of the majority of our technology environments to identify cybersecurity events, including the use of a security information and event management system;
•Periodic assessments of existing technology hardware configurations, patches, security and lifecycle; and
•Periodic assessments, in consultation with software providers, of existing software versions, configurations, patches and updates.
Certain information technology general controls are reviewed and tested as part of our internal control over financial reporting.
We rely on third-party services for penetration testing, security incident monitoring and security awareness online training. We generally manage our enterprise-wide cybersecurity program and processes, incident response preparation and end point protection, and internally, with the assistance of third-party service providers as we deem appropriate.
Before engaging third-party service providers to whom we grant access to our information technology systems, we may review their information security programs, depending on the feasibility of such review and our assessment of the level of risk the third-party service provider poses to our business operations and our information technology and financial reporting systems. We determine risk level based on internally developed criteria. We do not, however, review the information security programs of all third-party vendors. Where feasible, we also conduct periodic reviews (typically annual) of certain third-party service providers, particularly service providers of financial, financial reporting and accounting systems, depending on our assessment of the level of risk to our business operations and our information technology and financial reporting systems.
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
Our Information Systems department, in addition to managing our general information technology systems, is also responsible for managing our enterprise-wide cybersecurity processes. Our Information Systems department has a dedicated cybersecurity professional who, in conjunction with a third-party managed security service provider (“MSSP”), implements, manages, and monitors our cybersecurity systems. Personnel in our Information Systems department, together with personnel at the MSSP, collectively have decades of experience in information security, information technology and cybersecurity operations. The MSSP monitors and receives notifications of potential cybersecurity incidents detected through automated detection and monitoring tools, which are communicated to personnel within our Information Systems department. In the event we discover a material cybersecurity incident, Information Systems personnel report such incident to our Senior Vice President, Global Head of People and Technology, who then reports to our Chief Executive Officer and the Audit Committee, as appropriate. We do not currently have a Chief Information Security Officer; however, we do have a professional solely dedicated to enterprise-wide cybersecurity processes, as well as overseeing our MSSP relationship.
ITEM 2. PROPERTIES.
As of December 31, 2025, the Company owned various manufacturing facilities in Canada and Gan Shmuel, Israel. The Company ceased operations at the Cronos Fermentation Facility in Manitoba and sold the property on November 15, 2025. See Part I, Item 1 “Business – Operations and Investments” for further information. Management believes that our existing facilities and the anticipated changes described herein are adequate to meet our current requirements and, to the extent that our facilities are leased, comparable space is readily available.

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
Holders
As of February 23, 2026, there were approximately 140 holders of record of our common shares. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information concerning securities authorized for issuance under equity compensation plans will be set forth in the Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders or an amendment to this Annual Report to be filed within 120 days of our fiscal year end.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended December 31, 2025 was as follows (in thousands, except share and per share amounts):

Period	Number of shares purchased	Weighted average price per share	Purchased as part of publicly announced repurchase plan(i)	Approximate dollar value of shares that may yet be purchased under repurchase plan(i)	Approximate shares that may yet be purchased under repurchase plan
October 1, 2025 to October 31, 2025	—	—	$—	$44,535	16,478,138
November 1, 2025 to November 30, 2025	499,502	$2.45	$1,228	$43,310	15,978,636
December 1, 2025 to December 31, 2025	1,127,166	$2.65	$3,042	$40,326	14,851,470
	1,626,668		$4,270
(i)On May 7, 2025, the Company was authorized by the Board to purchase up to $50,000 of the Company’s common shares under a share repurchase program announced on May 8, 2025, of which $9,741 had been repurchased as of December 31, 2025. The repurchase program is expected to terminate on May 13, 2026, unless earlier terminated.

Recent Sales of Unregistered Securities
None.
Performance Graph
The following performance graph compares the cumulative total shareholder return of our common shares as listed on Nasdaq with the cumulative total return of the S&P 500 Index and a market-weighted index of publicly traded peers over the 60-month period beginning on December 31, 2020, and ending on December 31, 2025. The peer group includes Aurora Cannabis Inc., Canopy Growth Corporation, Green Thumb Industries, Inc., Organigram Holdings Inc., Tilray Inc., and Trulieve Cannabis Corp., (the “Peer Group”). The graph assumes that $100 is invested in each of our common shares, the S&P 500 Index, and the indices of publicly traded peers on December 31, 2020, and that all dividends, if applicable, were reinvested. Past performance may not be indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cronos Group Inc., the S&P 500 Index,
and a Peer Group

$250
$200
$150
$100
$50
$0
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
3/25
6/25
9/25
12/25
Cronos Group Inc.
S&P 500
Peer Group

Date	Cronos Group Inc.	S&P 500	Peer Group
December 31, 2020	$100.00	$100.00	$100.00
March 31, 2021	$136.31	$106.17	$61.06
June 30, 2021	$123.92	$115.25	$73.73
September 30, 2021	$81.56	$115.92	$69.83
December 31, 2021	$56.48	$128.71	$122.46
March 31, 2022	$56.05	$122.79	$169.90
June 30, 2022	$40.63	$103.02	$146.42
September 30, 2022	$40.63	$97.99	$100.28
December 31, 2022	$36.59	$105.40	$74.25
March 31, 2023	$27.95	$113.30	$65.56
June 30, 2023	$28.39	$123.20	$28.80
September 30, 2023	$28.82	$119.17	$26.57
December 31, 2023	$30.12	$133.10	$24.07
March 31, 2024	$37.61	$147.15	$20.17
June 30, 2024	$33.57	$153.46	$13.76
September 30, 2024	$31.56	$162.49	$20.54
December 31, 2024	$29.11	$166.40	$19.06
March 31, 2025	$26.08	$159.30	$27.20
June 30, 2025	$27.52	$176.73	$20.84
September 30, 2025	$40.06	$191.08	$21.54
December 31, 2025	$37.90	$196.16	$13.91

Copyright© 2025 Standard & Poor’s, a division of S&P Global. All rights reserved.

ITEM 6. RESERVED
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview	48
Recent Developments	48
Consolidated Results of Operations	51
Non-GAAP Measures	54
Liquidity and Capital Resources	61
Critical Accounting Estimates	62
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
For more information about our operations and the risks facing our business, see Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors,” respectively, of this Annual Report.
Business Overview
Cronos is an innovative global cannabinoid company committed to building disruptive intellectual property by advancing cannabis research, technology and product development. With a passion to responsibly elevate the consumer experience, Cronos is building an iconic brand portfolio. Cronos’ diverse international brand portfolio includes Spinach®, PEACE NATURALS®, LIT™ and Lord Jones®.
Unless otherwise noted or the context indicates otherwise, references in this Annual Report to the “Company,” “Cronos,” “we,” “us,” and “our” refer to Cronos Group Inc., its direct and indirect wholly owned subsidiaries and, if applicable, its joint ventures and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; the term “U.S. hemp” has the meaning given to the term “hemp” in the U.S. Agricultural Improvement Act of 2018, including hemp-derived cannabidiol (“CBD”).
Strategy
Cronos seeks to create value for shareholders by focusing on four core strategic priorities:
•growing a portfolio of iconic brands that responsibly elevate the consumer experience;
•developing a diversified global sales and distribution network;
•establishing an efficient global supply chain; and
•creating and monetizing disruptive intellectual property.
Recent Developments
CanAdelaar Acquisition
On December 9, 2025, we entered into a definitive share sale and purchase agreement to acquire all of the issued and outstanding shares of CanAdelaar B.V. (“CanAdelaar”), one of ten licensed cannabis producers in the Dutch Controlled Cannabis Supply Chain Experiment. Closing of the proposed acquisition is subject to certain closing conditions, including obtaining required regulatory clearances in the Netherlands, receipt of confirmations relating to CanAdelaar’s licenses and Bibob review (a background check conducted by Dutch authorities), the accuracy of representations and warranties, and the absence of certain regulatory orders.
Cronos GrowCo Expansion
The expansion of the facility at Cronos Growing Company Inc. (“Cronos GrowCo”) is complete and sales from the expansion commenced in Fall 2025. Under the terms of our amended and restated supply agreement with Cronos GrowCo (the “Cronos GrowCo Supply Agreement”), Cronos has the option to purchase up to 70% of the total production from the expanded facility. Cronos GrowCo sells the remaining portion of its supply through the wholesale channel in Canada and across markets internationally. The Company believes this additional supply will fuel growth internationally and within the domestic Canadian market and the wholesale market in

2026. As with any cultivation expansion, it typically takes time to fully optimize the new facility.
U.S. Federal Cannabis Rescheduling
In December 2025, President Trump issued an executive order (the “Executive Order”) directing the U.S. Attorney General to expedite the completion of the administrative process to reschedule marijuana from Schedule I to Schedule III under the U.S. Controlled Substances Act (the “CSA”). The Executive Order followed the U.S. Department of Health and Human Services’ August 2023 recommendation to reschedule marijuana and the DEA’s May 2024 notice of proposed rulemaking agreeing with that recommendation. Prior to the Executive Order, the rescheduling process had experienced procedural delays, including a hearing before a DEA administrative law judge and subsequent developments that slowed progress on the rulemaking.
The Executive Order does not itself change the legal status of marijuana under U.S. federal law. Any rescheduling would require the completion of the DEA’s administrative rulemaking process and could be subject to further procedural steps and legal challenges.
The Company continues to monitor developments related to U.S. federal cannabis policy, including the DEA’s rulemaking process and related legislative and regulatory activity, and will evaluate any potential implications for its business as additional information becomes available.
Sale of Cronos Fermentation Facility
In September 2025, we entered into a purchase and sale agreement to sell our fermentation and manufacturing facility in Winnipeg, Manitoba (the “Cronos Fermentation Facility”) for a purchase price of CAD $4.0 million, subject to customary adjustments. The sale, which closed on November 15, 2025, included the land, buildings and related chattels associated with the facility.
Termination of Ginkgo Collaboration Agreement
On December 15, 2025, Cronos and Ginkgo Bioworks Holdings, Inc. (“Ginkgo”) mutually terminated their collaboration and license agreement (the “Ginkgo Collaboration Agreement”). As a result of the termination, all rights and licenses granted to Cronos under the Ginkgo Collaboration Agreement, including licenses to Ginkgo intellectual property and collaboration strains, terminated as of that date, and neither party has any continuing obligations thereunder.
Ginkgo paid Cronos nominal consideration for the termination of the licenses to the Ginkgo intellectual property and the collaboration strains. No payments or equity issuances were required by Cronos in connection with the termination, and Cronos has no further rights or obligations with respect to any patent families previously associated with the collaboration. In connection with the termination, Cronos exited fermentation-based cannabinoid manufacturing and no longer operates facilities leveraging intellectual property under the Ginkgo Collaboration Agreement.
Spinach®
A key addition to our gummy portfolio in 2025 was 10mg THC Fully Blasted SOURZ by Spinach® gummies featuring rare cannabinoids, including Mango Lime with CBC, Peach Passionfruit with CBN and CBD and Strawberry Watermelon with CBG.
In the fourth quarter of 2025, SOURZ by Spinach® Fully Blasted gummies launched in new multipack formats. The SOURZ by Spinach® Fully Blasted Multipacks with liquid diamond-infused gummies are now available in five popular flavors.
In the first quarter of 2025, the brand introduced two new Spinach® 1g vapes, Cherry Crush and Cocoa Mintz, alongside new 1.2g cartridges, Mango Kiwi Haze CBC, Peach Passionfruit Kush CBN and Strawberry Watermelon OG CBG. These additions extend our popular SOURZ by Spinach® flavor profiles into the vape category.
In the third quarter of 2025, the brand launched the limited-edition Spinach® Sweet Green Apple 1g vape, to complement its corresponding SOURZ by Spinach® Carmel Green Apple seasonal offering.
PEACE NATURALS®
In 2025, new launches for the PEACE NATURALS® brand included strain‑specific oils and limited‑edition premium flower series, further strengthening the brand’s portfolio and patient appeal. In the third quarter of 2025, Cronos Israel introduced new PEACE NATURALS® strains ANML, OGC, and Do Si Do under a new premium limited-edition product series, and launched a limited-edition combo pack featuring Wedding CK and Blue Thai.
Internationally, PEACE NATURALS® expanded its global footprint significantly. In the second quarter of 2025, the brand entered the medical cannabis markets in Australia and Malta, followed by launching in Switzerland in the third quarter. By mid‑2025, the brand’s medical presence spanned seven key markets: Canada, Israel, Germany, the United Kingdom (the “UK”), Australia, Switzerland, and Malta.

LIT™
The LIT™ brand continued to gain momentum by launching in the German and UK medical markets in 2025. The goal of this value-driven brand is to capitalize on market trends, combining local insights with product development to build loyalty in emerging medical markets. Germany and the UK’s growth environments helped LIT™ gain visibility and traction as demand for affordable, high‑quality flower products increased across clinics and distributors.
Lord Jones®
In the first quarter of 2025, the brand launched a Lord Jones® Chocolate Fusions™ fudge brownie bite in Canada, which features a 1:1:1 ratio of CBN, CBD and THC.
The brand also expanded its presence in concentrates in Canada with the introduction of Lord Jones® Live Resin Caviar in the second quarter of 2025, reinforcing its positioning as a high‑quality, innovation‑driven brand.
2024 Compared to 2023
Results of Operations and Cash Flows
For a discussion of our 2024 results of operations and cash flows compared to 2023, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Foreign currency exchange rates
All currency amounts in this Annual Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of December 31, 2025 and December 31, 2024, as reported on Bloomberg. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The consolidated statements of net income (loss) and comprehensive income (loss) and consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, as reported on Bloomberg.
The exchange rates used to translate from Canadian dollars (“C$”) to dollars are shown below:

(Exchange rates are shown as C$ per $)	Year ended December 31,
	2025	2024	2023
Average rate	1.3975	1.3700	1.3494
Spot rate	1.3698	1.4351	1.3243
The exchange rates used to translate from New Israeli Shekels (“ILS”) to dollars are shown below:

(Exchange rates are shown as ILS per $)	Year ended December 31,
	2025	2024	2023
Average rate	3.4432	3.6997	3.6819
Spot rate	3.1863	3.6526	3.6163

Consolidated Results of Operations - 2025 Compared to 2024
The tables below set forth our consolidated results of operations, expressed in thousands of U.S. dollars for the periods presented. Our consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods.

	Year ended December 31,
	2025	2024
Net revenue before excise taxes	$193,363	$161,821
Excise taxes	(46,776)	(44,206)
Net revenue	146,587	117,615
Cost of sales	83,174	91,710
Inventory write-down	654	707
Gross profit	62,759	25,198
Operating expenses:
Sales and marketing	21,764	21,603
Research and development	4,449	4,229
General and administrative	41,999	46,514
Restructuring costs	2,037	630
Share-based compensation	7,050	8,700
Depreciation and amortization	2,119	3,701
Impairment loss on goodwill and indefinite-lived intangible assets	700	—
Impairment loss on long-lived assets	36	16,350
Total operating expenses	80,154	101,727
Operating loss	(17,395)	(76,529)
Other income	275	113,115
Income (loss) before income taxes	(17,120)	36,586
Income tax benefit	(14,191)	(3,436)
Net income (loss)	(2,929)	40,022
Net income (loss) attributable to non-controlling interest	6,518	(1,058)
Net income (loss) attributable to Cronos Group	$(9,447)	$41,080
Summary of select financial results

	Year ended December 31,		Change
	2025	2024	$	%
Net revenue	$146,587	$117,615	$28,972	25%
Cost of sales	83,174	91,710	(8,536)	(9)%
Inventory write-down	654	707	(53)	(7)%
Gross profit	$62,759	$25,198	$37,561	149%
Gross margin(i)	43%	21%	N/A	22	pp
(i)Gross margin is defined as gross profit divided by net revenue.
Net revenue
For 2025, we reported consolidated net revenue of $146.6 million, representing a $29.0 million increase from 2024. This change was primarily due to higher cannabis flower sales in Israel and other countries, which carry no excise taxes, the inclusion of a full year of Cronos GrowCo sales in the current period, and higher cannabis extract sales in the Canadian market, partially offset by a decrease in cannabis flower sales in the Canadian market due to supply constraints. Due to the consolidation of Cronos GrowCo’s results of operations in our financial statements beginning July 1, 2024, Cronos GrowCo contributed $10.3 million of cannabis flower sales to third parties in the year ended December 31, 2025, compared to $6.4 million of cannabis flower sales to third parties in the year ended December 31, 2024.

Cost of sales
For 2025, we reported consolidated cost of sales of $83.2 million, representing a $8.5 million decrease from 2024. This decrease was primarily due to lower amounts of inventory step-up from the transaction by which we obtained majority control of the board of directors of Cronos GrowCo (the “Cronos GrowCo Transaction”) recognized into cost of sales, as well as the consolidation of Cronos GrowCo and production efficiencies, partially offset by higher sales volumes. For 2025 and 2024, we recognized $0.5 million and $5.3 million, respectively, of inventory step-up from the Cronos GrowCo Transaction into cost of sales.
Inventory write-down
For each of 2025 and 2024, we reported inventory write-downs of $0.7 million. The activity in both years was due to write-downs resulting from unusable inventory that was scrapped in the period.
Gross profit
For 2025, we reported consolidated gross profit of $62.8 million, representing a $37.6 million increase from 2024. The increase in gross profit was primarily due to lower amounts of inventory step-up from the Cronos GrowCo Transaction recognized into cost of sales, the consolidation of Cronos GrowCo, higher average sales prices driven primarily by a mix shift to Israel and other countries, higher sales volumes, and production efficiencies. For 2025 and 2024, gross profit was reduced $0.5 million and $5.3 million, respectively, as a result of the impact of the inventory step-up from the Cronos GrowCo Transaction that was recorded into cost of sales.
Operating expenses

	Year ended December 31,		Change
	2025	2024	$	%
Sales and marketing	$21,764	$21,603	$161	1%
Research and development	4,449	4,229	220	5%
General and administrative	41,999	46,514	(4,515)	(10)%
Restructuring costs	2,037	630	1,407	223%
Share-based compensation	7,050	8,700	(1,650)	(19)%
Depreciation and amortization	2,119	3,701	(1,582)	(43)%
Impairment loss on goodwill and indefinite-lived intangible assets	700	—	700	N/A
Impairment loss on long-lived assets	36	16,350	(16,314)	(100)%
Operating expenses	$80,154	$101,727	$(21,573)	(21)%
Sales and marketing
For 2025, we reported sales and marketing expenses of $21.8 million, representing an increase of $0.2 million from 2024. The increase was primarily due to higher salaries and benefits, partially offset by lower marketing expenses.
Research and development
For 2025, we reported research and development expenses of $4.4 million, representing an increase of $0.2 million from 2024. The increase was primarily due to higher costs associated with genetics development, partially offset by lower salaries and benefits.
General and administrative
For 2025, we reported general and administrative expenses of $42.0 million, representing a decrease of $4.5 million from 2024. The decrease was primarily due to lower salaries and benefits and lower expected credit loss allowances on loans receivable, partially offset by the consolidation of Cronos GrowCo and higher transaction costs. For the year ended December 31, 2025, changes in expected credit loss allowances on loans receivable decreased general and administrative expenses by $16 thousand, compared to an increase to general and administrative expenses of $1.0 million for the year ended December 31, 2024. For the year ended December 31, 2025 and 2024, general and administrative expenses related to Cronos GrowCo were $4.2 million and $1.5 million, respectively.
Restructuring costs
For 2025, we reported restructuring costs of $2.0 million, representing an increase of $1.4 million from 2024. The restructuring costs in 2025 and 2024 were related to Realignment activities. See Note 18 “Restructuring” to the consolidated financial statements in Item 8 of this Annual Report for additional information.
Share-based compensation
For 2025, we reported share-based compensation expenses of $7.1 million, representing a decrease of $1.7 million compared to 2024. The decrease was primarily due to lower amounts of share-based compensation awards outstanding, partially offset by the inclusion of expense related to DSUs in share-based compensation in 2025, which was not included in share-based compensation in 2024.

Depreciation and amortization
For 2025, depreciation and amortization expenses were $2.1 million, representing a decrease of $1.6 million from 2024. The decrease was primarily due to lower amortization of intangible assets.
Impairment loss on goodwill and indefinite-lived intangible assets
For 2025, impairment loss on goodwill and indefinite-lived intangible assets was $0.7 million and related to the Company’s Lord Jones® indefinite-lived intangible asset. There were no such impairment losses in 2024. See Note 8 “Goodwill and Intangible Assets, net” to the consolidated financial statements in Item 8 of this Annual Report for additional information.
Impairment loss on long-lived assets
For 2025, impairment loss on long-lived assets was $36 thousand, compared to $16.4 million in 2024. Impairment loss on long-lived assets in 2024 was primarily due to the impairment of the exclusive rights to use and commercialize the key patented intellectual property related to the production of the target cannabinoids (the “Ginkgo Exclusive Licenses”) globally and the cessation of operations of Thanos Holdings Ltd., known as Cronos Fermentation (“Cronos Fermentation”). See Note 8 “Goodwill and Intangible Assets, net” and Note 18 “Restructuring” to the consolidated financial statements in Item 8 of this Annual Report for additional information.
Total other income, income tax expense (benefit) and loss from discontinued operations

	Year ended December 31,		Change(i)
	2025	2024	$	%
Interest income, net	$39,963	$52,019	$(12,056)	(23)%
Share of income from equity method investments	—	2,365	(2,365)	(100)%
Gain on revaluation of loan receivable	—	11,804	(11,804)	(100)%
Gain on revaluation of equity method investment	—	32,469	(32,469)	(100)%
Loss on revaluation of financial instruments	(452)	(6,248)	5,796	(93)%
Impairment loss on other investments	—	(25,650)	25,650	(100)%
Foreign currency transaction gain (loss)	(28,588)	57,859	(86,447)	N/M
Loss on held-for-sale assets	(5,532)	(11,202)	5,670	(51)%
Change in allowance for credit loss on non-operating loan	(4,875)	—	(4,875)	N/A
Other, net	(241)	(301)	60	(20)%
Total other income	275	113,115	(112,840)	(100)%
Income tax benefit	(14,191)	(3,436)	(10,755)	313%
Net income (loss)	$(2,929)	$40,022	$(42,951)	N/M
(i)“N/M” is defined as not meaningful.
Interest income, net
For 2025, we reported interest income, net of $40.0 million, representing a decrease of $12.1 million from 2024, primarily due to lower interest rates in the current period and the absence of income recognized on the Cronos GrowCo loan receivable, which is eliminated in consolidation, effective from and after July 1, 2024.
Share of income from equity method investments
For 2025, we had no income from equity method investments, compared to $2.4 million in 2024. As a result of the Cronos GrowCo Transaction on July 1, 2024, we now consolidate Cronos GrowCo and no longer account for our investment in Cronos GrowCo as an equity method investment. See Note 5 “Investments” to the consolidated financial statements in Item 8 of this Annual Report for additional information.
Gain on revaluation of loans receivable
For 2025, we reported no gain on revaluation of loans receivable. For 2024, we reported a gain on revaluation of loans receivable of $11.8 million. The gain related to the remeasurement of the outstanding loans receivable under the credit facility with Cronos GrowCo as a result of the Cronos GrowCo Transaction on July 1, 2024. See Note 6 “Loans Receivable, net” to the consolidated financial statements in Item 8 of this Annual Report for additional information.
Gain on revaluation of equity method investment
For 2025, we reported no gain on revaluation of equity method investment. For 2024, we reported a gain on revaluation of equity method investment of $32.5 million related to the remeasurement of the existing investment in Cronos GrowCo as a result of the

Cronos GrowCo Transaction. See Note 5 “Investments” to the consolidated financial statements in Item 8 of this Annual Report for additional information.
Loss on revaluation of financial instruments
For 2025, we reported a loss on revaluation of financial instruments of $0.5 million, compared to a loss of $6.2 million in 2024. The decreased loss was primarily related to the changes in fair value of our investment in Vitura Health Limited (“Vitura”) and the warrant (the “High Tide Warrant”) to purchase common shares of High Tide Inc. (“High Tide”). See Note 5 “Investments” to the consolidated financial statements in Item 8 of this Annual Report for additional information.
Impairment loss on other investments
For 2025, we recognized no impairment loss on other investments. For 2024, we recognized $25.7 million of impairment loss on other investments, driven by impairment charges recorded on our PharmaCann Option for the difference between its estimated fair value and its carrying amount. See Note 5 “Investments” to the consolidated financial statements in Item 8 of this Annual Report for additional information.
Foreign currency transaction gain (loss)
For 2025, foreign currency transaction loss was $28.6 million, representing a change of $86.4 million from 2024. The change was primarily due to the weakening of the U.S. dollar compared to the Canadian dollar impacting the revaluation of certain foreign currency-denominated cash equivalents and short-term investments held in Canada.
Loss on held-for-sale assets
For 2025, we recognized $5.5 million of loss on held-for-sale assets. For 2024, we recognized $11.2 million of loss on held-for-sale assets. The losses in both 2025 and 2024 relate to decreases in the fair value of the Cronos Fermentation Facility held-for-sale assets. See Note 18 “Restructuring” to the consolidated financial statements in Item 8 of this Annual Report for additional information.
Change in allowance for credit loss on non-operating loan
For 2025, change in allowance for credit loss on non-operating loan was $4.9 million. The expense relates to the change in the allowance for credit loss on the junior secured convertible debt (the “High Tide Loan”) from High Tide. For further information, see Note 6 “Loans Receivable, net.”
Other, net
Other, net primarily includes gains and losses on the disposal of assets.
Income tax benefit
For 2025, we reported an income tax benefit of $14.2 million, compared to an income tax benefit of $3.4 million in 2024. The change was primarily driven by tax benefits realized on the termination of the Ginkgo Collaboration Agreement and the disposition of the Cronos Fermentation Facility assets in 2025.
Net income (loss)
For the year ended December 31, 2025, net loss was $2.9 million, compared to net income of $40.0 million for the year ended December 31, 2024. The change was mainly driven by foreign currency transaction loss, partially offset by higher gross profit and lower operating expenses.
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

Adjusted EBITDA
Management reviews Adjusted EBITDA, a non-GAAP measure, which excludes non-cash items and items that do not reflect management’s assessment of ongoing business performance. Management defines Adjusted EBITDA as net income (loss) before interest, tax expense (benefit), depreciation and amortization adjusted for: share of (income) loss from equity method investments; impairment loss on goodwill and intangible assets; impairment loss on long-lived assets; (gain) loss on revaluation of derivative liabilities; (gain) loss on revaluation of financial instruments; gain on revaluation of loan receivable; gain on revaluation of equity method investment; transaction costs related to strategic projects; loss on held-for-sale assets; impairment loss on other investments; foreign currency transaction (gain) loss; other, net; loss from discontinued operations; change in allowance for credit loss on non-operating loan; restructuring costs; inventory write-downs resulting from restructuring actions; share-based compensation; costs related to the Israel Ministry of Economy and Industry dumping inquiry; purchase accounting adjustment-related inventory step-up adjustments recorded through cost of sales; and financial statement review costs and reserves related to the restatements of our 2019 and 2021 interim financial statements (the “Restatements”), including the costs related to the settlement of the SEC’s and the OSC’s investigations of the Restatements and legal costs of defending shareholder class action complaints brought against us as a result of the 2019 restatement (see Note 12(b) “Contingencies,” to the consolidated financial statements under Item 8 of this Annual Report for a discussion of the shareholder class action complaints relating to the restatement of the 2019 interim financial statements and the settlement of the SEC’s and the OSC’s investigations of the Restatements). Results are reported as total consolidated results, reflecting our reporting structure of one reportable segment.
Management believes that Adjusted EBITDA provides the most useful insight into underlying business trends and results and provides a more meaningful comparison of period-over-period results. Management uses Adjusted EBITDA for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets.
Beginning in 2025, the Company modified the composition of Adjusted EBITDA to exclude the impact of the provision for expected credit losses recognized under ASC 326 solely with respect to the High Tide Loan (see Note 6 “Loans Receivable, net” to the consolidated financial statements under Item 8 of this Annual Report for further information). Management determined that excluding this non-cash provision provides investors with additional insight into period-over-period operating performance by isolating credit-risk movements unrelated to the Company’s core operations.
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

The following tables set forth a reconciliation of Net income (loss) as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated:

(in thousands of U.S. dollars)	For the year ended December 31, 2025
	Continuing Operations	Discontinued Operations	Total
Net loss	$(2,929)	$—	$(2,929)
Interest income, net	(39,963)	—	(39,963)
Income tax benefit	(14,191)	—	(14,191)
Depreciation and amortization	14,231	—	14,231
EBITDA	(42,852)	—	(42,852)
Impairment loss on goodwill and indefinite-lived intangible assets(i)	700	—	700
Impairment loss on long-lived assets(ii)	36	—	36
Loss on revaluation of financial instruments(v)	452	—	452
Foreign currency transaction loss	28,588	—	28,588
Transaction costs(vii)	1,965	—	1,965
Loss on held-for-sale assets(viii)	5,532	—	5,532
Other, net(ix)	241	—	241
Restructuring costs(x)	2,037	—	2,037
Share-based compensation(xi)	7,050	—	7,050
Restatement litigation costs(xii)	275	—	275
Inventory step-up recorded to cost of sales(xiii)	517	—	517
Israel Ministry of Economy and Industry dumping inquiry(xiv)	694	—	694
Change in allowance for credit loss on non-operating loan(xv)	4,875	—	4,875
Adjusted EBITDA	$10,110	$—	$10,110

(in thousands of U.S. dollars)	For the year ended December 31, 2024
	Continuing Operations	Discontinued Operations	Total
Net income	$40,022	$—	$40,022
Interest income, net	(52,019)	—	(52,019)
Income tax benefit	(3,436)	—	(3,436)
Depreciation and amortization	9,336	—	9,336
EBITDA	(6,097)	—	(6,097)
Share of income from equity method investments	(2,365)	—	(2,365)
Impairment loss on long-lived assets(ii)	16,350	—	16,350
Revaluation gain on loan receivable(iii)	(11,804)	—	(11,804)
Gain on revaluation of equity method investment(iv)	(32,469)	—	(32,469)
Loss on revaluation of financial instruments(v)	6,248	—	6,248
Impairment loss on other investments(vi)	25,650	—	25,650
Foreign currency transaction gain	(57,859)	—	(57,859)
Transaction costs(vii)	701	—	701
Loss on held-for-sale assets(viii)	11,202	—	11,202
Other, net(ix)	301	—	301
Restructuring costs(x)	630	—	630
Share-based compensation(xi)	8,700	—	8,700
Restatement litigation costs(xii)	(1)	—	(1)
Inventory step-up recorded to cost of sales(xiii)	5,284	—	5,284
Israel Ministry of Economy and Industry dumping inquiry(xiv)	587	—	587
Adjusted EBITDA	$(34,942)	$—	$(34,942)

(in thousands of U.S. dollars)	For the year ended December 31, 2023
	Continuing Operations	Discontinued Operations	Total
Net loss	$(70,439)	$(4,114)	$(74,553)
Interest income, net	(51,235)	(10)	(51,245)
Income tax benefit	(3,230)	—	(3,230)
Depreciation and amortization	7,866	244	8,110
EBITDA	(117,038)	(3,880)	(120,918)
Share of income from equity method investments	(1,583)	—	(1,583)
Impairment loss on long-lived assets(ii)	3,366	205	3,571
Loss on revaluation of financial instruments(v)	12,042	—	12,042
Impairment loss on other investments(vi)	23,350	—	23,350
Foreign currency transaction loss	7,324	—	7,324
Other, net(ix)	(1,029)	118	(911)
Restructuring costs(x)	1,524	523	2,047
Share-based compensation(xi)	8,756	13	8,769
Restatement litigation costs(xii)	919	—	919
Inventory write-down(xvi)	805	839	1,644
Adjusted EBITDA	$(61,564)	$(2,182)	$(63,746)
(i)For the year ended December 31, 2025, impairment loss on goodwill and indefinite-lived intangible assets related to our Lord Jones® brand intangible asset, which was assessed for impairment in the fourth quarter of 2025. There were no such losses in the years ended December 31, 2024 and 2023. See Note 8 “Goodwill and Intangible Assets, net” to the consolidated financial statements in Item 8 of this Annual Report.
(ii)For the year ended December 31, 2025, impairment loss on long-lived assets related to equipment no longer in use. For the year ended December 31, 2024, impairment loss on long-lived assets included $14,258 related to the write-down of our Ginkgo Exclusive Licenses and $1,631 related to the winding down of operations at the Cronos Fermentation Facility. For the year ended December 31, 2023, impairment loss on long-lived assets related to certain leased properties associated with the Company’s former U.S. operations and impairment of the Ginkgo Collaboration Agreement’s CBCVA exclusive license. On December 15, 2025, Cronos and Ginkgo mutually terminated the Ginkgo Collaboration Agreement. See Note 7 “Property, Plant and Equipment, net” and Note 8 “Goodwill and Intangible Assets, net” to the consolidated financial statements in Item 8 of this Annual Report.
(iii)For the year ended December 31, 2024, a revaluation gain on loan receivable was recognized as a result of the Cronos GrowCo Transaction on July 1, 2024.
(iv)For the year ended December 31, 2024, a gain on revaluation of equity method investment was recognized as a result of the Cronos GrowCo Transaction on July 1, 2024.
(v)For the year ended December 31, 2025, the loss on revaluation of financial instruments was driven by the Company’s equity securities in Vitura, partially offset by a gain related to the High Tide Warrant. For the years ended December 31, 2024 and 2023, loss on revaluation of financial instruments related primarily to the Company’s equity securities in Vitura. See Note 5 “Investments” to the consolidated financial statements in Item 8 of this Annual Report.
(vi)For the years ended December 31, 2024 and 2023, impairment loss on other investments represented the fair value change on the PharmaCann Option. See Note 5 “Investments” to the consolidated financial statements in Item 8 of this Annual Report.
(vii)For the years ended December 31, 2025 and 2024, transaction costs represented legal, financial and other advisory fees and expenses incurred in connection with the Cronos GrowCo Transaction and the pending acquisition of CanAdelaar. These costs are included in general and administrative expenses on the consolidated statements of net income (loss) and comprehensive income (loss).
(viii)For the years ended December 31, 2025 and 2024, loss on held-for-sale assets related to revaluations of the Cronos Fermentation Facility held-for-sale asset group.
(ix)For the year ended December 31, 2025, other, net related to (gain) loss on disposal of assets and dividend income. For the years ended 2024 and 2023, other, net primarily related to (gain) loss on disposal of assets and (gain) loss on revaluation of derivative liabilities.
(x)For the year ended December 31, 2025, restructuring costs from continuing operations related to employee-related severance costs and IT infrastructure and finance transformation costs associated with the Realignment, as described in Note 18 “Restructuring” to the consolidated financial statements in Item 8 of this Annual Report. For the year ended December 31, 2024, restructuring costs from continuing operations related to shutdown costs at the Cronos Fermentation Facility, as well as employee-related severance costs associated with the Realignment, as described in Note 18 “Restructuring” to the consolidated financial statements in Item 8 of this Annual Report. For the year ended December 31, 2023 restructuring costs related to the employee-related severance costs and other restructuring costs associated with the Realignment.
(xi)For the year ended December 31, 2025, share-based compensation related to the expenses of share-based compensation awarded to employees and our DSUs issued to certain members of our Board of Directors, each under the Company’s share-based award plans, as described in Note 10 “Share-based Compensation” to the consolidated financial statements in Item 8 of this Annual Report. For the years ended December 31, 2024 and 2023, share-based compensation related to the vesting expenses of share-based compensation awarded to employees under our share-based award plans, as described in Note 10 “Share-based Compensation” to the consolidated financial statements in Item 8 of this Annual Report.
(xii)For the years ended December 31, 2025, 2024 and 2023, restatement litigation costs included legal costs incurred defending shareholder class action complaints brought against the Company as a result of the 2019 restatement.
(xiii)For the years ended December 31, 2025 and 2024, inventory step-up recorded to cost of sales represented the portion of the inventory step-up from the Cronos GrowCo Transaction that was recorded through the consolidated statements of income (loss) and comprehensive income (loss).
(xiv)For the year ended December 31, 2024, Israel Ministry of Economy and Industry dumping inquiry expense included expenditures relating to the regulatory inquiry about alleged dumping of medical cannabis products in Israel and related litigation and external relations expenses.

(xv)For the year ended December 31, 2025, change in allowance for credit loss on non-operating loan represents the allowance recognized on the High Tide loan receivable and adjustments thereto, as described in Note 6, “Loans Receivable, net” to the consolidated financial statements in Item 8 of this Annual Report.
(xvi)For the year ended December 31, 2023, inventory write-downs from discontinued operations related to product destruction and obsolescence associated with the exit of our U.S. operations as described in Note 3 “Discontinued Operations” to the consolidated financial statements in Item 8 of this Annual Report and inventory write-downs from continuing operations related to product destruction and obsolescence associated with the winding down of operations at the Cronos Fermentation Facility as described in Note 18 “Restructuring” to the consolidated financial statements in Item 8 of this Annual Report.
For the year ended December 31, 2025, Adjusted EBITDA was $10.1 million, representing an improvement of $45.1 million from the year ended December 31, 2024. The improvement was primarily due to higher Adjusted Gross Profit and lower operating expenses due to a decline in general and administrative costs.
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
The following table sets forth a reconciliation of Gross profit and Gross margin, each as determined in accordance with U.S. GAAP, to Adjusted Gross Profit and Adjusted Gross Margin, respectively, for the periods indicated:

(in thousands of USD)	Year ended December 31,
	2025	2024	2023
Net revenue	$146,587	$117,615	$87,241

Gross profit	$62,759	$25,198	$11,909
Inventory step-up recorded to cost of sales	517	5,284	—
Adjusted Gross Profit	$63,276	$30,482	$11,909

Gross margin(i)	43%	21%	14%
Adjusted Gross Margin(ii)	43%	26%	14%

(i)Gross margin is defined as gross profit divided by net revenue.
(ii)Adjusted Gross Margin is defined as Adjusted Gross Profit divided by net revenue.
For the year ended December 31, 2025, Adjusted Gross Profit was $63.3 million, representing an increase of $32.8 million from the year ended December 31, 2024. The increase was primarily due to the consolidation of Cronos GrowCo, higher average sales prices driven primarily by a mix shift to Israel and other countries, higher sales volumes, and production efficiencies.
Constant Currency
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for net revenues, gross profit, gross profit margin, operating expenses, net income (loss) and Adjusted EBITDA for 2025, as well as cash and cash equivalents and short-term investment balances as of December 31, 2025 compared to December 31, 2024, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the comparative period in 2024 rather than the actual average exchange rates in effect during 2025; constant currency current period balance sheet information is translated at the prior year-end spot rate rather than the current year-end spot rate. All growth comparisons relate to the corresponding period in 2024. We have provided this non-GAAP financial information to aid investors in better understanding the performance of our business. The non-GAAP financial measures presented in this Annual Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.

The table below sets forth certain measures of consolidated results from continuing operations on an as-reported and constant currency basis for 2025 compared to 2024, as well as cash and cash equivalents and short-term investments as of December 31, 2025, compared to December 31, 2024, on an as-reported and constant currency basis (in thousands):

As Reported	As Adjusted for Constant Currency
Year ended December 31,	As Reported Change	Year ended December 31,	Constant Currency Change
2025	2024	$	%	2025	$	%
Net revenue	$146,587	$117,615	$28,972	25%	$145,402	$27,787	24%
Gross profit	62,759	25,198	37,561	149%	61,802	36,604	145%
Gross margin	43%	21%	N/A	22	pp	43%	N/A	22	pp

Operating expenses	80,154	101,727	(21,573)	(21)%	80,247	(21,480)	(21)%
Net income (loss)	(2,929)	40,022	(42,951)	N/M	(4,289)	(44,311)	N/M
Adjusted EBITDA	10,110	(34,942)	45,052	N/M	8,555	43,497	N/M

As of December 31,	As Reported Change	As of December 31,	Constant Currency Change
2025	2024	$	%	2025	$	%
Cash and cash equivalents	$791,794	$858,805	$(67,011)	(8)%	$788,204	$(70,601)	(8)%
Short-term investments	40,000	—	40,000	N/A	40,000	40,000	N/A
Total cash and cash equivalents and short-term investments	$831,794	$858,805	$(27,011)	(3)%	$828,204	$(30,601)	(4)%

Net revenue

	As Reported				As Adjusted for Constant Currency
	Year ended December 31,		As Reported Change		Year ended December 31,	Constant Currency Change
	2025	2024	$	%	2025	$	%
Cannabis flower	$108,476	$87,912	$20,564	23%	$106,677	$18,765	21%
Cannabis extracts	37,700	29,168	8,532	29%	38,320	9,152	31%
Other	411	535	(124)	(23)%	405	(130)	(24)%
Net revenue	$146,587	$117,615	$28,972	25%	$145,402	$27,787	24%

	As Reported				As Adjusted for Constant Currency
	Year ended December 31,		As Reported Change		Year ended December 31,	Constant Currency Change
	2025	2024	$	%	2025	$	%
Canada	$90,330	$82,437	$7,893	10%	$91,840	$9,403	11%
Israel	41,796	28,368	13,428	47%	38,773	10,405	37%
Other countries	14,461	6,810	7,651	112%	14,789	7,979	117%
Net revenue	$146,587	$117,615	$28,972	25%	$145,402	$27,787	24%
For 2025, net revenue on a constant currency basis was $145.4 million, representing a 24% increase from 2024. Net revenue increased on a constant currency basis primarily due to higher cannabis flower sales in Israel and other countries, which carry no excise taxes, the inclusion of a full year of Cronos GrowCo sales in the current period, and higher cannabis extract sales in the Canadian market, partially offset by a decrease in cannabis flower sales in the Canadian market due to supply constraints. Due to the consolidation of Cronos GrowCo’s results of operations in our financial statements beginning July 1, 2024, Cronos GrowCo contributed $10.5 million of cannabis flower sales to third parties in the year ended December 31, 2025, on a constant currency basis, compared to $6.4 million of cannabis flower sales to third parties in the year ended December 31, 2024.
Gross profit
For 2025, gross profit on a constant currency basis was $61.8 million, representing a 145% increase from 2024. Gross profit increased on a constant currency basis primarily due to lower amounts of inventory step-up from the Cronos GrowCo Transaction recognized into cost of sales, the consolidation of Cronos GrowCo for a full year, higher average sales prices driven primarily by a mix shift to Israel and other countries, higher sales volumes, and production efficiencies. For 2025 and 2024, gross profit on a constant currency basis was reduced $0.6 million and $5.3 million, respectively, as a result of the impact of the inventory step-up from the Cronos GrowCo Transaction that was recorded into cost of sales.
Operating expenses
For 2025, operating expenses on a constant currency basis were $80.2 million, representing a 21% decrease from 2024. Operating expenses decreased on a constant currency basis primarily due to the impairment of Ginkgo Exclusive Licenses in 2024, lower salaries and benefits, lower expected credit losses on loans receivable, lower depreciation and amortization and lower share-based compensation expense, partially offset by higher restructuring costs, transaction costs and impairment loss on goodwill and indefinite-lived intangible assets in 2025.
Net income (loss)
For 2025, net loss on a constant currency basis was $4.3 million, compared to net income of $40.0 million for 2024. The change on a constant currency basis was mainly driven by lower other income, partially offset by higher gross profit and lower operating expenses.
Adjusted EBITDA
For 2025, Adjusted EBITDA on a constant currency basis was $8.6 million, representing a $43.5 million improvement from 2024. Adjusted EBITDA improved on a constant currency basis primarily due to higher Adjusted Gross Profit and lower operating expenses due to a decline in general and administrative costs.
Cash and cash equivalents & short-term investments
Cash and cash equivalents and short-term investments on a constant currency basis decreased 4% to $828.2 million as of December 31, 2025 from $858.8 million as of December 31, 2024. The decrease in cash and cash equivalents and short-term investments is primarily due to cash flows used in investing and financing activities in 2025, partially offset by cash generated in operating activities in 2025.

Liquidity and Capital Resources
We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our business operations and capital expenditures over the next twelve months, including continuing to fund the expansion of Cronos GrowCo’s cultivation and processing facilities (the “Cronos GrowCo Phase 2 Expansion”). Our primary need for liquidity is to fund operations and capital expenditures. Our ability to fund operations and capital expenditures depends on, among other things, future operating performance and cash flows that are subject to general economic conditions and financial and other factors, including factors beyond our control. Since 2019, we have been funded by the C$2.4 billion (approximately $1.7 billion) Altria investment in us as further discussed under “Business—Altria Strategic Investment” in Part I, Item 1 of this Annual Report. As of December 31, 2025, we had $791.8 million in cash and cash equivalents and $40.0 million in short-term investments, compared to $858.8 million in cash and cash equivalents and no short-term investments as of December 31, 2024. As of both December 31, 2025 and December 31, 2024, we had no external debt financing.
Cash flows

(In thousands of U.S. dollars)	Year ended December 31,
	2025	2024	2023
Net cash provided by (used in) operating activities	$25,866	$18,843	$(42,835)
Net cash provided by (used in) investing activities	(76,559)	175,149	(59,499)
Net cash used in financing activities	(19,905)	(1,231)	(1,030)
Effect of foreign currency translation on cash and cash equivalents	3,587	(3,247)	8,011
Net change in cash	$(67,011)	$189,514	$(95,353)
2025 cash flows vs. 2024 cash flows
Operating activities
During 2025, we generated $25.9 million of cash from operating activities, compared to cash generated of $18.8 million in 2024, representing an increase in cash generated of $7.0 million. This change is primarily driven by a $41.1 million increase in net income adjusted for non-cash items as well as higher accounts payable and lower interest receivable, partially offset by higher inventory, accounts receivable and other receivables.
Investing activities
During 2025, we used $76.6 million of cash in investing activities, compared to cash provided by investing activities of $175.1 million during 2024, representing a change of $251.7 million in net cash used. This change is primarily driven by the maturity of certain short-term investments, which were reinvested as cash equivalents upon maturity in 2024 that did not recur in 2025, as well as the purchase of short-term investments, higher purchases of property plant, and equipment, higher advances on loans receivable, the purchase of the High Tide Warrant in 2025 and cash obtained from the Cronos GrowCo Transaction in 2024.
Financing activities
During 2025, cash used in financing activities was $19.9 million, as compared to $1.2 million in 2024, representing an increase in net cash used of $18.7 million. This change is primarily driven by share repurchases and dividends paid to non-controlling interests in 2025 and an increase in withholding taxes paid on share-based awards.
Cash requirements
In the near term, we expect to use our available cash and investments to operate our core business and develop new ways to serve our customers as well as invest in our various strategic partnerships and in our investees. We believe we have adequate liquidity to meet working capital requirements.
Our material cash requirements include the following contractual and other obligations as of December 31, 2025:
Pending acquisition
On December 9, 2025, the Company announced a definitive share sale and purchase agreement (the “Purchase Agreement”) to acquire all of the outstanding shares of CanAdelaar, one of ten licensed cannabis producers operating within the Netherlands’ adult-use cannabis pilot program. Under the terms of the Purchase Agreement, all of the issued and outstanding share capital of CanAdelaar will be acquired for up-front consideration of €57.5 million, or approximately $67.5 million, subject to certain customary adjustments, with additional contingent consideration payable in cash based on 0.5x of CanAdelaar’s normalized EBITDA in 2026 and 2027. As of December 31, 2025, the transaction has not closed and is subject to certain closing conditions, including obtaining required regulatory clearances in the Netherlands, receipt of confirmations relating to CanAdelaar’s licenses and Bibob review (a background check conducted by Dutch authorities), the accuracy of representations and warranties, and the absence of certain regulatory orders. The up-front cash consideration is expected to be paid in the first half of 2026 and will be funded by available cash on hand.
Leases
We have operating leases for land, buildings and office and research space. As of December 31, 2025, the future minimum payments required under these leases totaled $1.9 million, with $0.5 million payable within 12 months. See Note 9 “Leases” to the consolidated financial statements in Item 8 of this Annual Report for further information.
Loans receivable with related parties
We have entered into two loan agreements with affiliates. The Mucci Promissory Note and Cannasoul Collaboration Loan (each as defined below) have been fully drawn. See Note 6 “Loans Receivable, net” to the consolidated financial statements in Item 8 of this Annual Report for further information.
Purchase obligations
Our purchase obligations primarily consist of contractual obligations for capital expenditures, computer software, agricultural supply services and data analytics and to maintain the ordinary course of business through information technology. As of December 31, 2025, the Company had purchase obligations of $40.0 million, with $27.6 million payable within 12 months. Other purchase obligations consist of noncancellable obligations related to maintenance, internet, and telecommunication service. As of December 31, 2025, we had other purchase obligations of $2.1 million, with $1.2 million payable within 12 months.
Cronos GrowCo Credit Facility
On August 23, 2019, the Company, as lender, and Cronos GrowCo, as borrower, entered into a senior secured credit agreement for an aggregate principal amount of C$100.0 million (as amended, the “GrowCo Credit Facility”). The GrowCo Credit Facility is secured by substantially all present and after-acquired personal and real property of Cronos GrowCo. In August 2021, the GrowCo Credit Facility was amended to increase the aggregate principal amount available to C$105.0 million, and in June 2024, the GrowCo Credit Facility was amended to increase the aggregate principal amount available by C$70.0 million to C$175.0 million by providing a second secured non-revolving credit facility.
As a result of the Cronos GrowCo Transaction on July 1, 2024, the existing loans receivable under the GrowCo Credit Facility were remeasured at their fair value and effectively settled for accounting purposes. Beginning in the third quarter of 2024, the GrowCo Credit Facility has been treated as an intercompany loan and eliminated upon consolidation.
For the twelve months ended December 31, 2025, Cronos GrowCo repaid an aggregate C$17.7 million ($12.8 million) and C$7.9 million ($5.7 million) in principal and interest, respectively, under the terms of the GrowCo Credit Facility.
As of December 31, 2025, Cronos GrowCo had repaid an aggregate C$35.8 million ($26.0 million) and C$36.4 million ($26.5 million) in principal and interest, respectively, under the terms of the GrowCo Credit Facility.
As of December 31, 2025, the closing balance of the GrowCo Credit Facility was C$131.2 million ($95.8 million).
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
Inventory valuation
We value our inventory at lower of cost or net realizable value. Cost is determined using standard cost, which approximates actual cost. Standard costs are reviewed periodically and adjusted to reflect current costs. Inventory is reflected at the lower of cost or net realizable value considering future demand, market conditions and market prices. Our estimates are based upon assumptions believed to be reasonable, but that are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions that do not reflect unanticipated events and circumstances that may occur. We record an inventory valuation adjustment for excess, slow moving, and obsolete inventory that is equal to the excess of the cost of the inventory over the estimated net realizable value. We also experience inventory write-downs due to reduced market prices. The inventory valuation adjustment to net realizable value establishes a new cost basis of the inventory that cannot be subsequently reversed. Inventory valuation adjustments recorded during an interim period may be reversed, in whole or in part, in subsequent interim periods of the same fiscal year if the net realizable value recovers prior to the inventory being sold. Inventory valuation adjustments are based on inventory levels, expected product life, and estimated product demand. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels.
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
The Company completed a review of its global supply chain in 2023 and determined that it would wind down the Cronos Fermentation facility and list it for sale. This review involved significant complexities and judgments in making the accounting treatment determination. There were subjective and complex judgments in the determination of whether the Cronos Fermentation Facility met the criteria to be classified as held for sale, including: (1) whether the Cronos Fermentation Facility was available for sale in its then-present condition subject only to terms that are usual and customary for sales of such businesses, (2) whether the sale of the Cronos Fermentation Facility was probable and that the transfer of assets would be a completed sale within one year from period end, and (3) whether the Cronos Fermentation Facility was being actively marketed at a reasonable price. See Note 7 “Property, plant and equipment, net” to the consolidated financial statements in Item 8 of this Annual Report for discussion regarding our evaluation of the Cronos Fermentation Facility for held-for-sale classification as of December 31, 2024.
We account for the cannabinoid exclusive licenses originating from the Ginkgo Strategic Partnership as definite-lived intangible assets in accordance with the acquisition method of accounting. The cost of cash and equity in Cronos issued in exchange for the cannabinoid exclusive licenses was initially recognized and measured at the date of acquisition. On the date of acquisition, we then tested each cannabinoid exclusive license for impairment by comparing the cost and fair value of each license. We believe that the accounting estimate for the cannabinoid exclusive licenses is a critical accounting estimate because of the judgment required in assessing their fair values and the expected future cash flows were significantly impacted by the future expectations for products containing each cannabinoid. We estimated the fair value using the relief-from-royalty method. Each cannabinoid exclusive license was subject to amortization. Refer to Note 8 “Goodwill and Intangible Assets, net” to the consolidated financial statements in Item 8 of this Annual Report.

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
Loans receivable, net
Loans receivable are presented net of an allowance for credit losses. The probability of default rate is adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. We may also record a specific reserve for individual accounts when we become aware of specific borrower circumstances, such as in the case of a bankruptcy filing or deterioration in the borrower’s operating results or financial condition.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those which possess a short term to maturity. During the years ended December 31, 2025 and December 31, 2024, we had interest income, net of $40.0 million and $52.0 million, respectively. A 10% change in the interest rate in effect on December 31, 2025 would not have a material effect on the fair value of our cash equivalents and short-term investments as the majority of the portfolio had a maturity date of three months or less. A 10% change in the interest rate in effect for 2025 would have an effect of $3.8 million on interest income, net earned on our cash equivalents, short-term investments.

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
For the years ended December 31, 2025 and December 31, 2024, we had foreign currency gain (loss) on translation of $48.7 million and $(86.3) million, respectively. A 10% change in the exchange rates for the Canadian dollar would affect the carrying amount of the net assets by approximately $40.5 million and $40.1 million as of December 31, 2025 and December 31, 2024, respectively. The corresponding impact would be recorded in accumulated other comprehensive income. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains and losses could have a significant, and potentially adverse, effect on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reports of Independent Registered Public Accounting Firm (Davidson & Company LLP, Vancouver, BC, Canada, Auditor Firm ID: 731) (KPMG LLP, Vaughan, Ontario, Canada, Auditor Firm ID: 85)	68
Consolidated Balance Sheets	71
Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)	72
Consolidated Statements of Changes in Shareholders’ Equity	74
Consolidated Statements of Cash Flows	75
Notes to Consolidated Financial Statements	77

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Cronos Group Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cronos Group Inc. (the “Company” as of December 31, 2025 and 2024, and the related consolidated statements of net income (loss) and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years ended December 31, 2025, and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025, and 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”) and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
We have served as the Company’s auditor since 2024.

/s/ DAVIDSON & COMPANY LLP
Chartered Professional Accountants
Vancouver, Canada
February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Cronos Group Inc.
Opinion on the Consolidated Financial Statements
We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 14, the consolidated statements of net income (loss) and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). The 2023 consolidated financial statements before the effects of the adjustments described in Note 14 are not presented herein. In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 14, present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 14 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Cronos Group Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Cronos Group Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s consolidated balance sheets as of December 31, 2025 and 2024, and the related consolidated statements net income (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years ended December 31, 2025 and 2024, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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

/s/ DAVIDSON & COMPANY LLP
Chartered Professional Accountants
Vancouver, Canada
February 26, 2026

CRONOS GROUP INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
Cronos Group Inc.
Consolidated Balance Sheets
As of December 31, 2025 and 2024
(In thousands of U.S. dollars)

	As of December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$791,794	$858,805
Short-term investments	40,000	—
Accounts receivable, net	34,099	15,462
Interest receivable	8,654	8,690
Other receivables	14,445	5,000
Current portion of loans receivable, net	—	618
Inventory, net	46,750	33,149
Prepaids and other current assets	8,344	6,277
Held-for-sale assets	—	8,112
Total current assets	944,086	936,113
Other investments	7,664	2,813
Non-current portion of loans receivable, net	20,847	15,526
Property, plant and equipment, net	145,865	133,189
Right-of-use assets	1,422	1,390
Goodwill	66,478	63,453
Intangible assets, net	8,890	11,257
Deferred tax assets	1,888	2,571
Total assets	$1,197,140	$1,166,312
Liabilities
Current liabilities
Accounts payable	$11,640	$16,973
Income taxes payable	—	9
Accrued liabilities	36,210	31,653
Current portion of lease obligation	337	1,025
Derivative liabilities	—	40
Total current liabilities	48,187	49,700
Non-current portion due to non-controlling interests	733	1,073
Non-current portion of lease obligation	1,172	993
Deferred tax liabilities	4,089	3,564
Total liabilities	54,181	55,330
Shareholders’ equity
Share capital and additional paid-in capital (no par value; authorized for issue as of December 31, 2025 and 2024: unlimited; shares outstanding as of December 31, 2025 and 2024: 381,592,969 and 382,530,780, respectively)	662,983	669,879
Retained earnings	447,756	457,709
Accumulated other comprehensive loss	(16,842)	(63,525)
Total equity attributable to shareholders of Cronos Group	1,093,897	1,064,063
Non-controlling interests	49,062	46,919
Total shareholders’ equity	1,142,959	1,110,982
Total liabilities and shareholders’ equity	$1,197,140	$1,166,312
See notes to consolidated financial statements.

Cronos Group Inc.
Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except share and per share amounts)

	Year ended December 31,
	2025	2024	2023
Net revenue, before excise taxes	$193,363	$161,821	$120,270
Excise taxes	(46,776)	(44,206)	(33,029)
Net revenue	146,587	117,615	87,241
Cost of sales	83,174	91,710	74,527
Inventory write-down	654	707	805
Gross profit	62,759	25,198	11,909
Operating expenses
Sales and marketing	21,764	21,603	22,701
Research and development	4,449	4,229	5,843
General and administrative	41,999	46,514	49,475
Restructuring costs	2,037	630	1,524
Share-based compensation	7,050	8,700	8,756
Depreciation and amortization	2,119	3,701	5,044
Impairment loss on goodwill and indefinite-lived intangible assets	700	—	—
Impairment loss on long-lived assets	36	16,350	3,366
Total operating expenses	80,154	101,727	96,709
Operating loss	(17,395)	(76,529)	(84,800)
Other income (expense)
Interest income, net	39,963	52,019	51,235
Share of income from equity method investments	—	2,365	1,583
Gain on revaluation of loan receivable	—	11,804	—
Gain on revaluation of equity method investment	—	32,469	—
Loss on revaluation of financial instruments	(452)	(6,248)	(12,042)
Impairment loss on other investments	—	(25,650)	(23,350)
Foreign currency transaction gain (loss)	(28,588)	57,859	(7,324)
Loss on held-for-sale assets	(5,532)	(11,202)	—
Change in allowance for credit loss on non-operating loan	(4,875)	—	—
Other, net	(241)	(301)	1,029
Total other income	275	113,115	11,131
Income (loss) before income taxes	(17,120)	36,586	(73,669)
Income tax benefit	(14,191)	(3,436)	(3,230)
Income (loss) from continuing operations	(2,929)	40,022	(70,439)
Loss from discontinued operations	—	—	(4,114)
Net income (loss)	(2,929)	40,022	(74,553)
Net income (loss) attributable to non-controlling interest	6,518	(1,058)	(590)
Net income (loss) attributable to Cronos Group	$(9,447)	$41,080	$(73,963)

Cronos Group Inc.
Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except share and per share amounts)

	Year ended December 31,
	2025	2024	2023
Comprehensive income (loss)
Net income (loss)	$(2,929)	$40,022	$(74,553)
Other comprehensive income (loss)
Foreign exchange gain (loss) on translation	48,721	(86,321)	21,539
Comprehensive income (loss)	45,792	(46,299)	(53,014)
Comprehensive income (loss) attributable to non-controlling interest	8,556	(3,176)	(526)
Comprehensive income (loss) attributable to Cronos Group	$37,236	$(43,123)	$(52,488)

Net income (loss) per share
Basic - continuing operations	$(0.02)	$0.11	$(0.18)
Basic - discontinued operations	$—	$—	$(0.01)
Basic net income (loss) per share attributable to Cronos Group	$(0.02)	$0.11	$(0.19)

Diluted - continuing operations	$(0.02)	$0.11	$(0.18)
Diluted - discontinued operations	$—	$—	$(0.01)
Diluted net income (loss) per share attributable to Cronos Group	$(0.02)	$0.11	$(0.19)
See notes to consolidated financial statements.

Cronos Group Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except number of share amounts)

	Number of shares	Share capital and additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of January 1, 2023	380,575,403	$654,000	$490,682	$(797)	$(2,921)	$1,140,964
Activities relating to share-based compensation	723,450	8,174	—	—	—	8,174
Net loss	—	—	(73,963)	—	(590)	(74,553)
Foreign exchange gain on translation	—	—	—	21,475	64	21,539
Balance as of December 31, 2023	381,298,853	662,174	416,719	20,678	(3,447)	1,096,124
Non-controlling interest resulting from business combination	—	—	—	—	53,542	53,542
Activities relating to share-based compensation	1,231,927	7,705	(90)	—	—	7,615
Net income (loss)	—	—	41,080	—	(1,058)	40,022
Foreign exchange loss on translation	—	—	—	(84,203)	(2,118)	(86,321)
Balance as of December 31, 2024	382,530,780	669,879	457,709	(63,525)	46,919	1,110,982
Activities relating to share-based compensation	3,481,670	2,845	(506)	—	—	2,339
Share repurchases	(4,419,481)	(9,741)	—	—	—	(9,741)
Dividend paid to non-controlling interest	—	—	—	—	(6,413)	(6,413)
Net income (loss)	—	—	(9,447)	—	6,518	(2,929)
Foreign exchange gain on translation	—	—	—	46,683	2,038	48,721
Balance as of December 31, 2025	381,592,969	$662,983	$447,756	$(16,842)	$49,062	$1,142,959
See notes to consolidated financial statements.

Cronos Group Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars)

	Year ended December 31,
	2025	2024	2023
Operating activities
Net income (loss)	$(2,929)	$40,022	$(74,553)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	7,050	8,700	8,769
Depreciation and amortization	14,231	9,336	8,110
Impairment loss on goodwill and indefinite-lived intangible assets	700	—	—
Impairment loss on long-lived assets	36	16,350	3,571
Impairment loss on other investments	—	25,650	23,350
Loss from investments	446	3,841	10,513
Changes in expected credit losses on long-term financial assets	4,859	1,032	(1,528)
Revaluation of equity method investment	—	(32,469)	—
Revaluation of loan receivable	—	(11,804)	—
Loss on held-for-sale assets	5,532	11,202	—
Inventory step-up recorded to cost of sales	517	5,284	—
Foreign currency (gain) loss	28,588	(57,859)	7,324
Other non-cash operating activities, net	1,250	(131)	(1,923)
Changes in operating assets and liabilities:
Accounts receivable, net	(16,741)	(917)	9,206
Interest receivable	(11)	(3,656)	(14,344)
Other receivables	(9,001)	2,059	(1,449)
Prepaids and other current assets	(1,802)	(512)	1,437
Inventory, net	(10,395)	7,417	7,399
Accounts payable	1,108	(7,449)	(773)
Income taxes payable	(10)	(93)	(33,104)
Accrued liabilities	2,438	2,840	5,160
Net cash provided by (used in) operating activities	25,866	18,843	(42,835)
Investing activities
Purchase of short-term investments	(40,000)	—	(608,247)
Proceeds from short-term investments	—	185,817	532,838
Purchase of other investments	(5,107)	—	—
Proceeds from sale of held for sale assets	2,847	—	—
Cash acquired in business combination	—	5,993	—
Advances on loans receivable	(13,307)	(8,759)	—
Proceeds from repayment on loans receivable	5,064	5,252	16,831
Dividends received from equity method investment	—	—	1,297
Dividend proceeds	—	—	345
Purchase of property, plant and equipment	(25,717)	(12,411)	(2,505)
Purchase of intangible assets, net of disposals	(339)	(743)	(918)
Other investing activities	—	—	860
Net cash provided by (used in) investing activities	(76,559)	175,149	(59,499)

Cronos Group Inc.
Consolidated Statements of Cash Flows (continued)
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars)

	Year ended December 31,
	2025	2024	2023
Financing activities
Repurchases of common stock	(9,741)	—	—
Dividend paid to non-controlling interest	(6,413)	—	—
Withholding taxes paid on share-based awards	(3,751)	(1,231)	(1,030)
Net cash used in financing activities	(19,905)	(1,231)	(1,030)
Effect of foreign currency translation on cash and cash equivalents	3,587	(3,247)	8,011
Net change in cash and cash equivalents	(67,011)	189,514	(95,353)
Cash and cash equivalents, beginning of period	858,805	669,291	764,644
Cash and cash equivalents, end of period	$791,794	$858,805	$669,291

Supplementary cash flow information(i):
Interest paid	$—	$—	$—
Interest received	39,130	48,399	36,501
Income taxes paid	$104	$647	$33,013
(i)See Note 3 and Note 9 for supplementary cash flow information related to the Company’s operating leases.

See notes to consolidated financial statements.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
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
(d)Use of estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Significant estimates and assumptions include, among other things, allocation of consideration to acquired assets and liabilities in a business combination, expected credit losses on long-term financial assets, gain on revaluation of loans receivable, gain on revaluation of equity method investment, impairment losses on goodwill and indefinite-lived intangible assets, impairment losses on long-lived

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

assets, inventory write-downs, share-based payments, valuation allowance on deferred income tax assets and uncertain tax liabilities. Actual results could differ from those estimates.
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
(f)Business combination
Effective July 1, 2024, the Company obtained majority control of the board of directors of Cronos GrowCo, a cannabis cultivation company. The business combination was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805 Accounting for Business Combinations (the “Cronos GrowCo Transaction”). Prior to this date, the Company’s investment in Cronos GrowCo was accounted for as an investment under the equity method and loans receivable from Cronos GrowCo. The excess of the fair value of our existing equity method investment over the net assets acquired was recorded as goodwill. The results of operations of Cronos GrowCo have been included in the Company’s consolidated financial statements from the acquisition date. Transaction costs associated with the acquisition were $70 and $701 in the years ended December 31, 2025 and 2024, respectively, and were expensed as incurred.
(g)Inventory
Inventory is comprised of raw materials, finished goods and work-in-progress. Cannabis inventories are accounted for at various stages of cultivation, production, and packaging. The costs of growing cannabis, including but not limited to labor, utilities, nutrition and irrigation, are capitalized into inventory until the time of harvest.
Inventory is stated at the lower of cost and net realizable value. Cost is determined using standard cost, which approximates actual cost. Standard costs are reviewed periodically and adjusted to reflect current costs. Costs include, but are not limited to, direct labor, overhead, contract manufacturer fees, consumables, packaging, and the depreciation of manufacturing equipment and production facilities. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We record an inventory valuation adjustment for excess, slow moving, and obsolete inventory that is equal to the excess of the cost of the inventory over the estimated net realizable value. We also experience inventory write-downs due to reduced market prices. The inventory valuation adjustment to net realizable value establishes a new cost basis of the inventory that cannot be subsequently reversed. Inventory valuation adjustments recorded during an interim period may be reversed, in whole or in part, in subsequent interim periods of the same fiscal year if the net realizable value recovers prior to the inventory being sold.
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
For the years ended December 31, 2025, 2024, and 2023
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
Other investments
Other investments include common stock, options and warrants in third-party entities in which the Company’s influence is deemed non-significant. The Company holds other investments with and without readily determinable fair values. Other investments with readily determinable fair values are recorded using the fair value method of accounting as of period-end on the consolidated balance sheets. Other investments without readily determinable fair values are recorded using the cost method of accounting on the consolidated balance sheets. Other investments without readily determinable fair values are assessed for observable price changes and other than temporary impairment on a periodic basis. Changes in the reported value of other investments are reported in the consolidated statements of net income (loss) and comprehensive income (loss).
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
For the years ended December 31, 2025, 2024, and 2023
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
Definite-lived intangible assets are subject to amortization and reviewed for impairment annually or more frequently when events or changes in circumstances indicate that fair value has been reduced to less than its carrying amount.
(k)Accrued liabilities
Accrued liabilities consist of the following:

	As of December 31,
	2025	2024
Accrued payroll and related expenses	$9,463	$10,324
Accrued professional fees	713	1,537
Accrued taxes	16,102	11,831
Deferred share units liability	1,993	1,128
Other accrued expenses	7,939	6,833
Total accrued liabilities	$36,210	$31,653
Accrued payroll and related expenses include salaries and wages, bonuses, and other related payroll expenses associated with the Company’s employees. Accrued professional fees include fees for legal expenses, litigation, consulting, marketing, and other related expenses. Accrued taxes include sales, excise and other taxes owed. Deferred share units liability includes the fair value of deferred share units outstanding to directors. Other accrued expenses include other general expenses.
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
For the years ended December 31, 2025, 2024, and 2023
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
The following table presents the Company’s revenue by major product category for continuing operations:

	Year ended December 31,
	2025	2024	2023
Cannabis flower	$108,476	$87,912	$62,070
Cannabis extracts	37,700	29,168	24,569
Other	411	535	602
Net revenue	$146,587	$117,615	$87,241

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

Net revenue attributed to a geographic region based on the location of the customer was as follows:

	Year ended December 31,
	2025	2024	2023
Canada	$90,330	$82,437	$64,702
Israel	41,796	28,368	21,134
Other countries	14,461	6,810	1,405
Net revenue	$146,587	$117,615	$87,241
(o)Research and development
The Company has a research and development center in Canada that performs scientific research on the interaction of cannabinoids as well as strain development, growing conditions and extraction technology. In 2023, fermentation and production related research was performed to further strategic initiatives around rare cannabinoids. In addition, until December 2025, the Company had the Ginkgo Collaboration Agreement to research, produce, and commercialize cultured cannabinoids. Technological feasibility was considered to be established once productivity targets or commercialization were achieved, at which point the exclusive license was recognized at cost less impairment charges. As of the acquisition date of each exclusive license, cost less impairment charges was equal to the fair value. See Note 8 “Goodwill and Intangible Assets, net” for more information on the Ginkgo Collaboration Arrangement. Research and development costs associated with these collective efforts are expensed as incurred as part of operating expenses in the Company’s consolidated statements of net income (loss) and comprehensive income (loss).
(p)Advertising costs
Advertising costs include costs to sell the Company’s products and are expensed as incurred through sales and marketing expenses in the consolidated statements of net income (loss) and comprehensive income (loss). Advertising costs were $2,270, $887 and $1,382 for the years ended December 31, 2025, 2024, and 2023, respectively.
(q)Share-based compensation
Share-based awards consists of equity-settled share-based awards such as stock options and restricted share units (“RSUs”) that are issued to eligible employees, non-executive directors, and non-employees, as well as cash-settled deferred share units (“DSUs”) that are issued to non-executive directors under the DSU Plan dated August 10, 2019 (the “DSU Plan”) and are recorded in accrued liabilities.
Equity instruments granted are initially measured at fair value on the grant date. The fair value of stock options is determined using the Black-Scholes option pricing model. The fair value of RSUs and DSUs are determined using the market price of the Company’s common shares. Compensation expense related to options and RSUs is recognized on a straight-line basis in the consolidated statements of net income (loss) and comprehensive income (loss) over the vesting period for employees, and over the contractual term for non-employees. The fair value of the payout of cash-settled DSUs is determined at each reporting date based on the fair value of the Company’s common shares at the reporting date and is recorded within accrued liabilities. The related costs for all equity-settled share-based awards are reflected in additional paid-in capital until the awards are settled or exercised. Upon settlement or exercise, shares are issued and the amount previously reflected in additional paid-in capital is, along with any proceeds paid upon settlement or exercise, credited to a combination of share capital and additional paid-in capital. Forfeitures of share-based compensation awards are accounted for as reductions to share-based compensation and additional paid-in capital as they occur.
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

(s)Assets held-for-sale and discontinued operations
In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meet the criteria in paragraph ASC 205-20-45-10. In the period in which the component meets held-for-sale or discontinued operations criteria, the major current assets, other assets, current liabilities, and other liabilities are reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), are reported as components of net income (loss) separate from the net income (loss) of continuing operations.
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
The Company completed a review of its global supply chain in 2023 and determined that it would wind down its Winnipeg, Manitoba facility (“Cronos Fermentation Facility”) and list it for sale. This review involved significant complexities and judgments in making the accounting treatment determination. There are subjective and complex judgments in the determination of whether the Cronos Fermentation Facility met the criteria to be classified as held for sale as of December 31, 2024, including: (1) whether the Cronos Fermentation Facility was available for sale in its present condition subject only to terms that are usual and customary for sales of such businesses, (2) whether the sale of the Cronos Fermentation Facility was probable and that the transfer of assets would be a completed sale within one year from period end, and (3) whether the Cronos Fermentation Facility was being actively marketed at a reasonable price. The Cronos Fermentation Facility assets were subsequently sold in November 2025. See Note 7 “Property, Plant and Equipment, net” for discussion regarding our evaluation of the Cronos Fermentation Facility for held-for-sale classification as of December 31, 2024 and the subsequent sale of the Cronos Fermentation Facility in 2025.
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

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
(v)Foreign currency
The Company’s functional currency is the Canadian dollar (“C$”) and its reporting currency is the U.S. dollar. Functional currencies for the entities in these consolidated financial statements are their respective local currencies, including C$, U.S. dollar and Israeli New Shekel (“ILS”). All assets and liabilities of operations with a functional currency other than the Canadian dollar are translated into Canadian dollars at the period-end currency exchange rates and subsequently translated into U.S. dollars at period-end currency exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss), net of tax. Revenues and expenses of operations, as well as all cash flows, with a functional currency other than the Canadian dollar are translated into Canadian dollars at the average exchange rates for the period and subsequently translated into U.S. dollars at the average exchange rates for the period. Transaction gains and losses resulting from changes in foreign currency exchange rates are recorded in either general and administrative expenses or foreign currency transaction gain (loss) in the consolidated statements of net income (loss) and comprehensive income (loss).
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

•Level 3 – valuation techniques using the inputs for the asset or liability that are not based on observable market data.
The Company’s policy for determining when transfers between levels of the fair value hierarchy occur is based on the date of the event or changes in circumstances that caused the transfer.
(z)Adoption of new accounting pronouncements
In the fourth quarter of 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) on a prospective basis. ASU 2023-09 enhances income tax disclosures by requiring disclosures such as a more detailed and standardized income tax rate reconciliation, disclosure of income taxes paid by jurisdiction and additional qualitative explanations supporting significant or unusual items and tax events.
(aa)New accounting pronouncements not yet adopted
In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2024-03”). ASU 2024-03 adds an obligation under ASC 220-40 to require a footnote disclosure about specific expenses by requiring public business entities to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. ASU 2024-03 does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and applicable entities are required to adopt ASU 2024-03 prospectively; however, companies are permitted to apply the amendments in ASU 2024-03 retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements. In January 2025, the effective date was further clarified with the issuance of ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. No guidance was changed with ASU 2025-01, but the issuance simply ensures that all public business entities have a clear and consistent timeline for implementing the enhanced expense disaggregation disclosures.
In July 2025, the Financial Accounting Standards Board issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities should apply the new guidance prospectively. This ASU effectively simplifies the expected credit loss analysis on accounts receivable and contract assets. All entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company does not expect this ASU to have a material effect on its consolidated financial statements.
In December 2025, the Financial Accounting Standards Board issued ASU 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements. The ASU clarifies and reorganizes existing interim reporting guidance to improve its operability and consistency, primarily by emphasizing that interim disclosures should focus on significant changes since the most recent annual reporting period. The amendments do not change the recognition or measurement of amounts reported in the financial statements. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The adoption of ASU 2025-11 is not expected to have a material impact on the Company’s consolidated financial statements.
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
As described in Note 1 “Background, Basis of Presentation, and Summary of Significant Accounting Policies,” in the third quarter of 2024, the Company obtained majority control of the board of directors of Cronos GrowCo, which qualified as a business combination under ASC 805. In connection with the Cronos GrowCo Transaction, the Company provided an approximately $51,000 secured non-revolving credit facility to Cronos GrowCo to fund the expansion of Cronos GrowCo’s cultivation and processing facilities (such area, the “Phase 2 Expansion Area”), and the Company entered into a new supply agreement (the “Cronos GrowCo Supply Agreement”) with Cronos GrowCo. Pursuant to the Cronos GrowCo Supply Agreement, the Company and its controlled affiliates (other than Cronos GrowCo) have the right, but not the obligation, to purchase 70% of Cronos GrowCo’s forecasted production capacity over a

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

given period and 70% of Cronos GrowCo’s actual production in a given month. Cronos GrowCo’s production is intended to support the majority of the Company’s current and future biomass supply requirements.
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
The inventory acquired in the Cronos GrowCo Transaction of $15,754 includes a step-up to fair value of $5,605. For the years ended December 31, 2025 and 2024, the Company recognized $517 and $5,284, respectively, of this inventory step-up into cost of sales on the consolidated statements of income (loss) and comprehensive income (loss). As of December 31, 2025, none of the inventory step-up was remaining in the Company’s inventory on the consolidated balance sheet.
The following table presents details of the property, plant and equipment acquired by major category:

Fair value at date of Cronos GrowCo Transaction
Land	$4,557
Building and leasehold improvements	49,356
Machinery and equipment	21,603
Furniture and fixtures	580
Construction in progress	11,534
Total	$87,630

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

The following table presents details of the intangible assets acquired:

	Fair value at date of acquisition	Amortization period (in years)
Know-how	$8,008	10
Total	$8,008
The Company’s results of operations for the year ended December 31, 2024, included six months of the operating results of Cronos GrowCo, which was comprised of revenue of $6,374 and loss before income taxes of $802. Business combination-related costs of $70 and $701 were incurred in relation to the Cronos GrowCo Transaction for the years ended December 31, 2025 and 2024, respectively, and were reported in general and administrative expenses on the consolidated statements of net income (loss) and comprehensive income (loss).
As a result of the Cronos GrowCo Transaction, the Company recorded goodwill of $65,269, none of which is deductible for income tax purposes. The goodwill acquired was primarily attributable to the ability to realize synergies, bolster Cronos’ supply capabilities and support future growth opportunities from the expansion of Cronos GrowCo’s cultivation and processing facilities.
The following table presents unaudited supplemental pro forma results for the year ended December 31, 2024 and 2023, respectively, as if the Cronos GrowCo Transaction had occurred as of January 1, 2023. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the business combination had taken place at such time. The unaudited pro forma results presented below include adjustments such as amortization of inventory step-up, amortization charges for acquired intangible assets, depreciation adjustments for property, plant and equipment that has been revalued, adjustment of interest expense and interest income resulting from the effective settlement of pre-existing debt financing in connection with the Cronos GrowCo Transaction and adjustments for certain business combination-related charges.

	Year ended December 31,
	2024	2023
Net revenue	$125,089	$106,700
Gross profit	35,906	18,500
Operating expenses	103,031	101,995
Other income	66,202	49,441
Net income (loss) attributable to Cronos Group	13,582	(44,256)
Material nonrecurring pro forma adjustments directly attributable to the Cronos GrowCo Transactions include the following:
•Acquired inventory fair value step-up of $5,605 is assumed to be recorded at January 1, 2023. As such, historical amortization of the acquired inventory step-up of $5,284 recognized in the historical six-month period ended December 31, 2024 was removed from pro forma net income for the year ended December 31, 2024. The entire inventory fair value step-up of $5,605 was recognized as an incremental product cost in the year ended December 31, 2023.
•Pre-business combination revenues for sales from Cronos GrowCo to the Company of $21,145 were adjusted out for the year ended December 31, 2023, and $14,776 of pre-business combination revenues were adjusted out for the year ended December 31, 2024, as these amounts would have been eliminated in consolidation. Company pre-business combination cost of sales of $17,988 were adjusted out for the year ended December 31, 2023, and $11,386 of pre-business combination cost of sales were adjusted out for the year ended December 31, 2024, as these amounts would have been eliminated in consolidation.
•The gain on the revaluation of the equity method investment and loan receivable relating to the Cronos GrowCo Transaction of $32,469 and $11,804, respectively, were adjusted out for the year ended December 31, 2024 and added into the year ended December 31, 2023 as this revaluation is assumed to have occurred on January 1, 2023.
3. Discontinued Operations
In the second quarter of 2023, the Company exited its then-existing U.S. hemp-derived cannabinoid product operations. Accordingly, the net income (loss) for the year ended December 31, 2023 is reported separately as income (loss) from discontinued operations on the consolidated statements of net income (loss) and comprehensive income (loss). There was no activity in discontinued operations for the years ended December 31, 2025 or December 31, 2024.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

The following table presents the major components comprising loss from discontinued operations in the consolidated statements of operations for the year ended December 31, 2023:

Year ended December 31, 2023
Net revenue	$1,029
Cost of sales	2,164
Inventory write-down(i)	839
Gross profit	(1,974)
Operating expenses
Sales and marketing	578
Research and development	32
General and administrative	668
Restructuring costs	523
Share-based compensation	13
Depreciation and amortization	13
Impairment loss on long-lived assets(ii)	205
Total operating expenses	2,032
Interest income	10
Other, net(iii)	(118)
Total other loss	(108)
Loss before income taxes	(4,114)
Income tax expense (benefit)	—
Net loss from discontinued operations	(4,114)
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
(iii)For the year ended December 31, 2023, other, net related to loss on disposal of assets that were part of the U.S. operations.

The following table presents the Company’s discontinued operations revenue by major product category:

Year ended December 31, 2023
Cannabis extracts	1,029
Net revenue	$1,029
The following table summarizes the Company’s discontinued operations restructuring activity for the year ended December 31, 2023:

	Accrual as of December 31, 2022	Expenses	Payments/Write-offs	Accrual as of December 31, 2023
Employee Termination Benefits	$—	$431	$(431)	$—
Other Restructuring Costs	—	92	(92)	—
Total	$—	$523	$(523)	$—

As of December 31, 2023, there were no remaining assets or liabilities attributable to the Company’s discontinued operations.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

For the year ended December 31, 2023, purchases of property, plant and equipment related to discontinued operations were $67.
The following table presents information related to leases associated with the Company’s U.S. discontinued operations. As of December 31, 2025 and December 31, 2024, the Company had no right-of-use assets or lease obligations associated with its U.S. discontinued operations. For the year ended December 31, 2023, the aggregate depreciation expense on right-of-use assets associated with the Company’s U.S. discontinued operations was $198, and was included in loss from discontinued operations on the consolidated statements of net income (loss) and comprehensive income (loss).

2023
Lease cost
Operating lease cost	$213
Short-term lease cost	—
Total lease cost	$213

Supplemental cash flow and other information
Operating cash flows - cash paid for operating lease obligations	$525
Non-cash activity - right-of-use assets obtained in exchange for lease obligations	—

Weighted-average remaining lease term (years) – operating leases	0.0
Weighted-average discount rate – operating leases	—%

4. Inventory, net
Inventory, net is comprised of the following items:

	As of December 31,
	2025	2024
Raw materials	$8,762	$5,400
Work-in-progress	25,830	14,350
Finished goods	12,012	13,248
Supplies and consumables	146	151
Total	$46,750	$33,149
As a result of the Cronos GrowCo Transaction, the Company recorded a step-up to Cronos GrowCo’s existing inventory of $5,605 to bring the inventory balance acquired by the Company to its fair value. For the year ended December 31, 2025, the Company recognized $517 of this inventory step-up into cost of sales on the consolidated statements of net income (loss) and comprehensive income (loss). For the year ended December 31, 2024, the Company recognized $5,284 of this inventory step-up into cost of sales on the consolidated statements of income (loss) and comprehensive income (loss). As of December 31, 2025, none of the inventory step-up was remaining in the Company’s inventory on the consolidated balance sheet. See Note 2 “Business Combination” for more information.
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

The following is a summary of the Company’s share of net income from equity investments accounted for under the equity method of accounting:

	Year ended December 31,
	2025	2024	2023
Cronos GrowCo(i)	—	2,365	1,583
	$—	$2,365	$1,583
(i)The Company obtained control of Cronos GrowCo on July 1, 2024, and, as a result, the investment in Cronos GrowCo is now accounted for as an intercompany transaction and eliminated upon consolidation from the business combination date onwards.
The following is a summary of financial information for the Company’s equity method investments:

	Year ended December 31,
	2025	2024	2023
Revenue	$—	$22,191	$40,604
Gross profit	—	10,529	21,565
Net income	—	3,514	3,051
As of December 31, 2025 and 2024, the Company did not hold any equity method investments.
(b)Other investments
Other investments consist of investments in common shares and options of two companies in the cannabis industry.
PharmaCann Option
On June 14, 2021, the Company purchased an option (the “PharmaCann Option”) to acquire 473,787 shares of Class A Common Stock of PharmaCann, Inc. (“PharmaCann”), a vertically integrated cannabis company in the United States, at an exercise price of $0.0001 per share, representing approximately 10.5% of PharmaCann’s issued and outstanding capital stock on a fully diluted basis as of the date of the PharmaCann Option, for an aggregate purchase price of approximately $110,392. The option exercise will be based upon various factors, including the status of U.S. federal cannabis legalization, as well as regulatory approvals, including in the states where PharmaCann operates that may be required upon exercise. The Company has deemed its influence in PharmaCann to be non-significant. The PharmaCann Option is classified as an investment in an equity security without a readily determinable fair value. The Company measures the PharmaCann Option at cost less accumulated impairment charges, if any, and subsequently adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The PharmaCann Option is reported as Other investments on the consolidated balance sheet for the periods ended December 31, 2025 and 2024.
As of December 31, 2025 and 2024, the Company’s ownership percentage in PharmaCann on a fully diluted basis was approximately 1.1% and 5.8%, respectively. Under the terms of the Company’s investment in PharmaCann, the Company’s rights to nominate an observer or a director to the PharmaCann board of directors could be lost if the Company’s ownership drops below 6% on a fully diluted basis and it sells or transfers all or any portion of the option (subject to certain exceptions). The decrease in the Company’s ownership percentage since acquisition does not materially affect the Company’s rights under the PharmaCann Option.
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

difference between the carrying amount of the PharmaCann Option and its estimated fair value, in the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2024. As a result of the impairment charge recorded in the second quarter of 2024, the net book value of the PharmaCann Option was reduced to zero.
The Company may sell, transfer or dispose of the PharmaCann Option without PharmaCann’s prior written consent, subject to the following conditions: (i) any transferee of any part of the PharmaCann Option must comply with and commit to comply with all regulations issued by a governmental entity applicable to such transferee in all material respects; (ii) any transferee of any part of the PharmaCann Option must agree to be bound by the terms of the Option Purchase Agreement, dated as of June 14, 2021 (the “Option Purchase Agreement”), as a “Purchaser” thereunder; (iii) the Company may not split and/or transfer the PharmaCann Option, in the aggregate, to more than four persons (with certain exceptions); (iv) no transferee may be a Prohibited Assignee (as defined in the Option Purchase Agreement); and (v) subject to certain exceptions, in the event that the Company (or a Permitted Transferee (as defined in the Option Purchase Agreement) of the whole PharmaCann Option) transfers less than all of the PharmaCann Option to any third party that is not a Permitted Transferee, certain governance and information rights terminate immediately, unless waived by the PharmaCann board of directors in its sole and absolute discretion.
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
Vitura
The Company’s investment in Vitura is considered an equity security with a readily determinable fair value. Changes in the fair value of the investment are recorded as gain (loss) on revaluation of financial instruments on the consolidated statements of net income (loss) and comprehensive income (loss). The Company recorded losses on the revaluation of its investment in Vitura of $740 and $6,206 for the years ended December 31, 2025 and 2024, respectively. Those amounts are included in the loss on revaluation of financial instruments on the statements of net income (loss) and comprehensive income (loss). The Company’s investment in Vitura was $2,253 and $2,813 as of December 31, 2025 and 2024, respectively, and is included in other investments on the consolidated balance sheets. On February 12, 2025, Vitura issued 74,814,757 shares. This issuance diluted the Company’s ownership to approximately 8.4%. As of December 31, 2025, the Company’s ownership percentage in Vitura remained at approximately 8.3% of its outstanding common shares.
High Tide Warrant
On July 16, 2025, the Company, as lender, and High Tide Inc. (“High Tide”), as borrower, entered into a loan agreement for junior secured convertible debt with a principal amount of C$30,000 ($21,901) and an original issue discount of 16% (the “High Tide Loan”). Additionally, the Company received a common share purchase warrant (the “High Tide Warrant”) with a five-year term, which is exercisable into up to 3,836,317 common shares (the “Warrant Shares”) of High Tide at an exercise price of C$3.91 per Warrant Share.
The High Tide Warrant is classified as a derivative that is not being held as a hedge and was initially recorded at a fair value of C$6,989 ($5,106) to other investments on the consolidated balance sheet on the transaction date. The High Tide Warrant’s fair value is estimated at each reporting date using a Black-Scholes model. Key inputs include the share price and volatility of High Tide common shares, the risk-free rate and the remaining term of the High Tide Warrant. Changes in the fair value of the High Tide Warrant are recorded as income (loss) on revaluation of financial instruments on the consolidated statements of net income (loss) and comprehensive income (loss). See Note 6 “Loans Receivable, net” for discussion of the loan receivable recognized as part of the agreement with High Tide.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

The following table summarizes the Company’s other investments activity:

	As of December 31, 2024	Warrants acquired	Unrealized gain (loss)	Foreign exchange effect	As of December 31, 2025
Vitura	$2,813	$—	$(740)	$180	$2,253
High Tide Warrant	—	5,106	294	11	5,411
	$2,813	$5,106	$(446)	$191	$7,664

	As of December 31, 2023	Unrealized loss	Impairment charges	Foreign exchange effect	As of December 31, 2024
PharmaCann	$25,650	$—	$(25,650)	$—	$—
Vitura	9,601	(6,206)	—	(582)	2,813
	$35,251	$(6,206)	$(25,650)	$(582)	$2,813

6. Loans Receivable, net
Loans receivable, net consists of the following:

	As of December 31,
	2025	2024
Current portion of Mucci Promissory Note accrued interest	$—	$618
Total current portion of loans receivable	—	618
High Tide Loan	9,185	—
Mucci Promissory Note	9,226	13,464
Cannasoul Collaboration Loan	1,972	1,736
Add: Long-term portion of accrued interest	464	326
Total long-term portion of loans receivable	20,847	15,526
Total loans receivable, net	$20,847	$16,144
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
In June 2024, the GrowCo Credit Facility was amended to increase the aggregate principal amount available by C$70,000 to C$175,000 by providing a second secured non-revolving credit facility (“Term Loan B”). The funds from Term Loan B were used to expand Cronos GrowCo’s purpose-built cannabis facility and Term Loan B will mature 10 years after the commencement of sales from the Phase 2 Expansion Area. Principal is repaid under Term Loan B on a quarterly basis after the commencement of sales from the Phase 2 Expansion Area. Interest on Term Loan B is payable on a quarterly basis until maturity beginning after the first borrowing under Term Loan B. Prior to July 1, 2024, only C$12,000 of the C$70,000 increased principal availability could be drawn, which Cronos GrowCo drew in full on June 20, 2024.
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
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

Mucci Promissory Note
On June 28, 2019, the Company entered into a promissory note receivable agreement (the “Mucci Promissory Note”) for C$16,350 (approximately $11,936) with the Cronos GrowCo joint venture partner (“Mucci”). The Mucci Promissory Note is secured by a general security agreement covering all the assets of Mucci. Prior to July 1, 2022, interest accrued on the Mucci Promissory Note was capitalized as part of the principal balance. On September 30, 2022, the Mucci Promissory Note was amended and restated to increase the interest rate from 3.95% to the Canadian Prime Rate plus 1.25%, change the interest payments from quarterly to annual, and defer Mucci’s initial cash interest payment from September 30, 2022 to July 1, 2023. On June 20, 2024, the Mucci Promissory Note was amended and restated. As a result, interest accrued on the Mucci Promissory Note between July 1, 2023 and July 1, 2024 was capitalized as part of the principal balance. Following July 1, 2024, interest accruing on the Mucci Promissory Note is required to be paid in cash beginning on July 1, 2025. For the year ended December 31, 2025, Mucci made principal repayments of C$6,911 ($5,064) and interest payments of C$1,839 ($1,316) on the Mucci Promissory Note. For the year ended December 31, 2024, there were no repayments of principal or interest on the Mucci Promissory Note. For the year ended December 31, 2023, Mucci repaid C$563 ($425) in principal and C$1,187 ($897) in interest related to the Mucci Promissory Note.
Cannasoul Collaboration Loan
The Company holds a variable interest in Cannasoul Lab Services Ltd. (“CLS”). CLS is a wholly owned subsidiary of Cannasoul Analytics Ltd., incorporated with the purpose of establishing a commercial cannabis analytical testing laboratory located on the premises of Cronos Israel (the “Cannasoul Collaboration”). Cronos Israel agreed to advance up to ILS 8,297 ($2,604) by a non-recourse loan (the “Cannasoul Collaboration Loan”) to CLS over a period of two years from April 1, 2020 for the capital and operating expenditures of the laboratory. The loan bears interest at 3.5% annually. Cronos Israel will receive 70% of the profits of the laboratory until such time as it has recovered 150% of the amounts advanced to CLS, after which time it will receive 50% of the laboratory profits. As a result, the Company is exposed to economic variability from CLS’s performance. The Company does not consolidate CLS as it does not have the power to direct the activities that most significantly impact the entity’s economic performance; thus, the Company is not considered the primary beneficiary of the entity. The carrying amount of the non-recourse loan is recorded under loans receivable and the full loan amount, ILS 8,297, represents the Company’s maximum potential exposure to losses through the Cannasoul Collaboration.
High Tide Loan
On July 16, 2025, the Company, as lender, and High Tide, as borrower, entered into the High Tide Loan. The High Tide Loan bears interest at 4% per annum, payable in cash quarterly, and provides for conversion of the debt into common shares of High Tide at a price of C$4.20 per common share. The High Tide Loan is convertible only upon the agreement of the Company and High Tide. The High Tide Loan has a term of five years and may be repaid early with no penalty. Additionally, the Company received the High Tide Warrant, which is exercisable into up to 3,836,317 common shares of High Tide at an exercise price of C$3.91 per Warrant Share. See Note 5 “Investments” for discussion of the High Tide Warrant.
The loan receivable was recorded at a fair value as of the transaction date of C$18,591 ($13,572) and will be amortized using the effective interest method over the estimated life of the loan. For the year ended December 31, 2025, High Tide paid C$556 ($398) in interest. As of December 31, 2025, the High Tide loan receivable included an unamortized discount of C$10,675 ($7,793) and an expected credit loss of C$6,744 ($4,924) as presented in the tables below.
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

Expected credit loss allowances on the Company’s long-term financial assets were comprised of the following items:

	As of December 31, 2024	Increase (decrease)(i)	Foreign exchange effect	As of December 31, 2025
Mucci Promissory Note	$88	$(33)	$4	$59
Cannasoul Collaboration Loan	535	17	79	631
High Tide Loan	$—	$4,875	$49	$4,924
	$623	$4,859	$132	$5,614

	As of December 31, 2023	Increase (decrease)(i)	Foreign exchange effect	As of December 31, 2024
GrowCo Credit Facility(ii)	$11,176	$(10,794)	$(382)	$—
Mucci Promissory Note	89	6	(7)	88
Cannasoul Collaboration Loan	524	16	(5)	535
	$11,789	$(10,772)	$(394)	$623
(i)During the year ended December 31, 2025 and 2024, $(16) and $1,032, respectively, were recorded as changes to general and administrative expenses on the consolidated statements of net income (loss) and comprehensive income (loss) as a result of adjustments to our expected credit losses. During the year ended December 31, 2025, $4,875 was recorded as a change in allowance for credit loss on non-operating loan on the consolidated statements of net income (loss) and comprehensive income (loss) as a result of adjustments to our allowance for expected credit loss on the High Tide Loan. During the year ended December 31, 2024, $11,804 was recorded as a gain on revaluation of loans receivable on the consolidated statements of net income (loss) and comprehensive income (loss) from remeasuring our outstanding loans receivable with Cronos GrowCo as a result of the Cronos GrowCo Transaction.
(ii)The Company obtained control of Cronos GrowCo on July 1, 2024, and, as a result, the loans receivable from Cronos GrowCo are now accounted for as intercompany transactions and eliminated upon consolidation from the business combination date onwards.
7. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	As of December 31,
	2025	2024
Cost
Land	$7,245	$6,389
Building and leasehold improvements	236,811	192,059
Machinery and equipment	47,514	36,741
Furniture and fixtures	2,694	2,687
Construction in progress	1,062	28,710
Less: accumulated depreciation	(42,639)	(29,798)
Less: accumulated impairment charges	(106,822)	(103,599)
Property, Plant and Equipment, net	$145,865	$133,189
For the years ended December 31, 2025, 2024 and 2023, depreciation expense on property, plant and equipment was $11,590, $5,506 and $3,913, respectively, and was included in cost of sales as well as depreciation and amortization in operating expenses on the consolidated statements of net income (loss) and comprehensive income (loss).
As of December 31, 2025 and December 31, 2024, the Company had $760 and $8,828, respectively, of unpaid purchases of property, plant and equipment accrued in accounts payable on the consolidated balance sheets.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
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
Held-for-sale Assessments
During the year ended December 31, 2025, the Company completed the sale of certain assets previously classified as held for sale in accordance with ASC 360, Property, Plant and Equipment. These assets primarily include buildings and machinery and equipment related to production at the Cronos Fermentation Facility. As of December 31, 2025, the Company had no assets classified as held-for-sale on the consolidated balance sheet. As of December 31, 2024, the Company had $8,112 of assets related to production at the Cronos Fermentation Facility classified as held-for-sale on the consolidated balance sheet. See Note 18 “Restructuring” for more information.
8. Goodwill and Intangible Assets, net
(a)Goodwill
Goodwill is comprised of the following items:

	As of December 31, 2025
	Cost	Accumulated impairment charges	Net
Peace Naturals	$1,022	$—	$1,022
Cronos GrowCo	65,456	—	65,456
	$66,478	$—	$66,478

	As of December 31, 2024
	Cost	Accumulated impairment charges	Net
Peace Naturals	$976	$—	$976
Cronos GrowCo	$62,477	$—	$62,477
	$63,453	$—	$63,453
(b)Intangible assets, net
In the fourth quarter of 2025, the Company determined that its Lord Jones® indefinite-lived intangible asset exhibited signs of impairment due to lower than anticipated sales figures and conducted an analysis comparing the Lord Jones® brand’s carrying amount to its estimated fair value. The fair value was estimated using the income approach, with key inputs being estimated cash flows and the discount rate. As a result of this analysis, the Company recorded an impairment loss on goodwill and long-lived assets of $700 in its consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2025.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

In the fourth quarter of 2023, the Company determined that it had no current plans to utilize the intellectual property associated with one of its exclusive licenses with Ginkgo and, therefore, recognized $3,366 in impairment charges on the consolidated statements of net income (loss) and comprehensive income (loss) for the year ended December 31, 2023.
In the third quarter of 2024, the Company determined that it was no longer utilizing and had no current plans to utilize the intellectual property associated with its other exclusive licenses with Ginkgo. As a result, the remaining net book value of $14,258 was impaired and recorded to impairment loss on long-lived assets on the consolidated statements of income (loss) and comprehensive income (loss) in the year ended December 31, 2024. During the fourth quarter of 2025, the Company disposed of its existing Ginkgo exclusive licenses through a sale to Ginkgo for nominal consideration.
Intangible assets, net are comprised of the following items:

	As of December 31, 2025
	Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	$5,511	$(4,391)	$(76)	$1,044
Health Canada licenses	8,182	(1,710)	(6,472)	—
Israeli codes(i)	323	(103)	—	220
Know-how(ii)	8,030	(1,204)	—	6,826
Total definite-lived intangible assets	22,046	(7,408)	(6,548)	8,090
Lord Jones® brand	64,000	—	(63,200)	800
Trademarks	142	—	(142)	—
Total intangible assets	$86,188	$(7,408)	$(69,890)	$8,890

	December 31, 2024
	Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	$6,988	$(4,646)	$(72)	$2,270
Health Canada licenses	7,810	(1,673)	(6,137)	—
Ginkgo exclusive licenses	26,139	(5,329)	(20,810)	—
Israeli codes(i)	281	(76)	—	205
Know-how(ii)	7,665	(383)	—	7,282
Total definite-lived intangible assets	48,883	(12,107)	(27,019)	9,757
Lord Jones® brand	64,000	—	(62,500)	1,500
Trademarks	142	—	(142)	—
Total intangible assets	$113,025	$(12,107)	$(89,661)	$11,257
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
The estimated future amortization of definite-lived intangible assets is as follows:

As of December 31, 2025
2026	$1,514
2027	1,094
2028	888
2029	825
Thereafter	3,769
$8,090

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

Impairment of Intangible Assets
Accumulated impairment charges on intangible assets, net consist of:

	As of December 31, 2024	Impairment charges	Disposals	Foreign exchange effect	As of December 31, 2025
Software	$(72)	$—	$—	$(4)	$(76)
Health Canada licenses	(6,137)	—	—	(335)	(6,472)
Ginkgo exclusive licenses(i)	(20,810)	—	21,654	(844)	—
Lord Jones® brand	(62,500)	(700)	—	—	(63,200)
Trademarks	(142)	—	—	—	(142)
	$(89,661)	$(700)	$21,654	$(1,183)	$(69,890)

	As of December 31, 2023	Impairment charges	Disposals	Foreign exchange effect	As of December 31, 2024
Software	$(78)	$—	$—	$6	$(72)
Health Canada licenses	(6,650)	—	—	513	(6,137)
Ginkgo exclusive licenses	(7,968)	(14,258)	—	1,416	(20,810)
Lord Jones® brand	(62,500)	—	—	—	(62,500)
Trademarks	(142)	—	—	—	(142)
	$(77,338)	$(14,258)	$—	$1,935	$(89,661)

	As of December 31, 2022	Impairment charges	Disposals	Foreign exchange effect	As of December 31, 2023
Software	$(76)	$—	$—	$(2)	$(78)
Health Canada licenses	(6,498)	—	—	(152)	(6,650)
Ginkgo exclusive licenses	(4,434)	(3,366)	—	(168)	(7,968)
Lord Jones® brand	(62,500)	—	—	—	(62,500)
Trademarks	(142)	—	—	—	(142)
	$(73,650)	$(3,366)	$—	$(322)	$(77,338)
(i)     During the fourth quarter of 2025, the Company disposed of its existing Ginkgo exclusive licenses through a sale to Ginkgo for nominal consideration.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

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

	As of December 31,
	2025	2024	2023
Lease cost
Operating lease cost	$703	$613	$685
Short-term lease cost	—	—	—
Total lease cost	$703	$613	$685

Supplemental cash flow and other information
Operating cash flows - cash paid for operating lease obligations	$1,207	$1,137	$1,124
Non-cash activity - right-of-use assets obtained in exchange for lease obligations	371	566	—

Weighted-average remaining lease term (years) – operating leases	4.5	3.6	3.6
Weighted-average discount rate – operating leases	8.19%	7.71%	7.62%
For the years ended December 31, 2025, 2024 and 2023, the aggregate depreciation expense on right-of-use assets was $569, $486 and $455, respectively, and was included in general and administrative expenses on the consolidated statements of net income (loss) and comprehensive income (loss).
The following is a summary of the Company’s future minimum lease payments under operating leases for its premises due in future fiscal years:

As of December 31, 2025
2026	$500
2027	376
2028	376
2029	200
2030	147
Thereafter	256
Total lease payments	1,855
Less: imputed interest	(346)
Present value of lease liabilities	$1,509
In addition to the minimum lease payments, the Company is required to pay realty taxes and other occupancy costs in accordance with the terms of the lease agreements.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

10. Share-based Compensation
(a)Share-based award plans
The Company has granted stock options, RSUs and DSUs to employees and non-employee directors under the Stock Option Plan dated May 26, 2015 (the “2015 Stock Option Plan”), the 2018 Stock Option Plan dated June 28, 2018 (the “2018 Stock Option Plan” and, together with the 2015 Stock Option Plan, the “Prior Option Plans”), the Employment Inducement Award Plan #1 (the “Employment Inducement Award Plan”), the 2020 Omnibus Equity Incentive Plan dated March 29, 2020 (the “2020 Omnibus Plan”) and the DSU Plan. The Company can no longer make grants under the Prior Option Plans or the Employment Inducement Award Plan.
The following table summarizes the total share-based compensation associated with the Company’s stock options and RSUs:

	Year ended December 31,
	2025	2024	2023
Stock options	$189	$134	$1,175
RSUs	6,055	8,566	7,581
DSUs	806	—	—
Total share-based compensation	$7,050	$8,700	$8,756
Share-based compensation for the year ended December 31, 2025 included $806 of expense associated with the Company’s DSUs. For the years ended December 31, 2024 and 2023, $449 and $447, respectively, of DSU-related expense was included in general and administrative expense in the Company’s consolidated statement of net income (loss) and comprehensive income (loss). For the years ended December 31, 2024 and 2023, $40 and $54, respectively, was included in gain (loss) on revaluation of financial instruments in the Company’s consolidated statement of net income (loss) and comprehensive income (loss), primarily related to the revaluation of DSUs.
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
On March 29, 2020, the Board of Directors of the Company (the “Board”) adopted the 2020 Omnibus Plan, which was approved by the shareholders of the Company at the annual and special meeting of shareholders held on June 25, 2020. The 2020 Omnibus Plan provides for grants of stock options, share appreciation rights, restricted shares, RSUs and other share-based or cash-based awards, which are subject to terms as determined by the Compensation Committee of the Board (the “Compensation Committee”), and awards may be granted to eligible employees, non-employee directors and consultants. The 2020 Omnibus Plan terminated the Company’s ability to grant equity awards under the 2018 Stock Option Plan and RSUs under the Employment Inducement Award Plan.
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

The following is a summary of the changes in options:

	Weighted average exercise price (C$)(i)	Number of options	Weighted average remaining contractual term (years)
Balance as of December 31, 2024	$5.63	717,264	3.65
Issuance of options	—	—
Cancellation, forfeiture and expiry of options	5.42	(128,947)
Balance as of December 31, 2025	$5.68	588,317	2.48
Exercisable as of December 31, 2025	$5.98	529,467	2.29

	Weighted average exercise price (C$)(i)	Number of options	Weighted average remaining contractual term (years)
Balance as of December 31, 2023	$14.50	2,103,201	1.84
Issuance of options	—	—
Cancellation, forfeiture and expiry of options	19.05	(1,385,937)
Balance as of December 31, 2024	$5.63	717,264	3.65
Exercisable as of December 31, 2024	$6.29	554,361	3.23
(i)The weighted average exercise price reflects the conversion of foreign currency-denominated stock options translated into C$ using the average foreign exchange rate as of the date of issuance.
For the year ended December 31, 2023, the fair value per option at grant date was C$2.07. There were no options granted in 2025 or 2024. The fair value of the options issued during 2023 was determined using the Black-Scholes option pricing model, using the following inputs:

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
The following table summarizes stock options outstanding:

	Options outstanding as of December 31,
	2025	2024	2023
2020 Omnibus Plan	588,317	702,264	702,264
2018 Stock Option Plan	—	15,000	1,400,937
Total stock options outstanding	588,317	717,264	2,103,201
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

The following is a summary of the changes in RSUs:

	Weighted average grant date fair value (C$)(ii)	Number of RSUs
Balance as of December 31, 2024	$3.50	8,382,213
Granted(i)	2.89	3,039,665
Vested and issued	3.88	(5,360,354)
Cancellation and forfeitures	2.97	(676,418)
Balance as of December 31, 2025	$2.85	5,385,106

	Weighted average grant date fair value (C$)(ii)	Number of RSUs
Balance as of December 31, 2023	$3.77	7,381,541
Granted(i)	2.92	2,987,147
Vested and issued	3.49	(1,726,230)
Cancellation and forfeitures	3.18	(260,245)
Balance as of December 31, 2024	$3.50	8,382,213
(i)RSUs granted in the period either vest annually in equal installments over a three-year period from the grant date or after a three or five year “cliff-period.” All RSUs are subject to such holder’s continued employment through each vesting date. The vesting of such RSUs is not subject to the achievement of any performance criteria.
(ii)The weighted-average grant date fair value reflects the conversion of foreign currency-denominated RSUs translated into C$ using the foreign exchange rate as of the date of issuance.
(d)Deferred share units
On August 10, 2019, the Company established the DSU Plan pursuant to which its non-executive directors receive DSUs for Board services. The DSU Plan is designed to promote a greater alignment of long-term interests between non-executive directors and shareholders. The number of DSUs granted under the DSU Plan (including fractional DSUs) is determined by dividing the amount of remuneration payable by the closing price as reported by the TSX for awards made prior to 2022 and as reported by Nasdaq for awards made in 2022 and subsequent years on the trading day immediately preceding the date of grant. DSUs are payable at the time a non-executive director ceases to hold the office of director for any reason and are settled by a lump-sum cash payment, in accordance with the terms of the DSU Plan, based on the fair value of the DSUs at such time. The fair value of the cash payout is determined by multiplying the number of DSUs vested at the payout date by the closing price as reported by the TSX for awards made prior to 2022 and as reported by Nasdaq for awards made in 2022 and subsequent years on the trading day immediately preceding the payout date. The fair value of the cash payout is determined at each reporting date based on the fair value of the Company’s common shares at the reporting date and is recorded within accrued liabilities.
The following is a summary of the changes in DSUs:

	Financial liability	Number of DSUs
Balance as of December 31, 2024	$1,129	560,261
Granting and vesting of DSUs	450	198,238
Loss on revaluation	414	—
Balance as of December 31, 2025	$1,993	758,499

	Financial liability	Number of DSUs
Balance as of December 31, 2023	$1,092	521,679
Granting and vesting of DSUs	450	193,965
Liabilities settled	(359)	(155,383)
Gain on revaluation	(54)	—
Balance as of December 31, 2024	$1,129	560,261

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

11. Share Repurchase Program
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
During the year ended December 31, 2025, the Company repurchased 4,419,481 common shares for $9,741. All common shares repurchased under the program were retired and cancelled upon settlement. As a result, the repurchased common shares were removed from issued and outstanding share capital, reducing the number of common shares outstanding. The value of the retired common shares were charged against share capital and additional paid in capital. The Company funded the repurchases using available cash resources.
12. Commitments and Contingencies
(a)Commitments
CanAdelaar acquisition
On December 9, 2025, the Company announced a definitive share sale and purchase agreement (the “Purchase Agreement”) to acquire all of the outstanding shares of CanAdelaar B.V. (“CanAdelaar”), one of ten licensed cannabis producers in the Dutch Controlled Cannabis Supply Chain Experiment. Under the terms of the Purchase Agreement, all of the issued and outstanding share capital of CanAdelaar will be acquired for up-front consideration of €57.5 million, or approximately US$67.5 million, subject to certain customary adjustments, with additional contingent consideration payable in cash based on 0.5x of CanAdelaar’s normalized EBITDA in 2026 and 2027. As of December 31, 2025, the transaction has not closed and is subject to certain closing conditions, including obtaining required regulatory clearances in the Netherlands, receipt of confirmations relating to CanAdelaar’s licenses and Bibob review (a background check conducted by Dutch authorities), the accuracy of representations and warranties, and the absence of certain regulatory orders. Upon consummation of the transaction, CanAdelaar will become a wholly owned subsidiary of the Company and will be included in the Company’s consolidated financial results.
R&D commitments
On September 4, 2018, the Company announced an R&D partnership with Ginkgo to develop scalable and consistent production of a variety of certain common and lesser-known cannabinoids. As part of this partnership, Cronos agreed to issue up to 14,674,903 common shares of the Company (aggregate value of approximately $100,000 as of July 17, 2018 assuming all milestones are met, collectively the “Ginkgo Equity Milestones”) in tranches and $22,000 in cash subject to Ginkgo’s achievement of certain milestones and to fund certain R&D expenses, including foundry access fees. During the years ended December 31, 2022 and December 31, 2021, 4,157,888 shares and 2,934,980 shares, respectively, of the Company’s common stock were issued in conjunction with this partnership. No shares were issued for the year ended December 31, 2025, December 31, 2024 or December 31, 2023. In 2025, the Company terminated its R&D partnership with Ginkgo.
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

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

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
(i)Class action complaints relating to restatement of 2019 interim financial statements
On March 11 and 12, 2020, two alleged shareholders of the Company separately filed two putative class action complaints in the U.S. District Court for the Eastern District of New York against the Company and its Chief Executive Officer and former Chief Financial Officer. The court consolidated the cases, and the consolidated amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5, promulgated thereunder, against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The consolidated amended complaint generally alleges that certain of the Company’s prior public statements about revenue and internal controls were incorrect based on the Company’s disclosures relating to the Audit Committee of the Board of Directors’ review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel. The consolidated amended complaint does not quantify a damage request. The defendants moved to dismiss on February 8, 2021. On November 17, 2023, the court entered an order granting the motion and dismissed the case with prejudice. On December 1, 2023, the shareholder plaintiffs sought reconsideration of the dismissal, requesting that the court instead dismiss the action without prejudice and permit the plaintiffs to seek leave to further amend the complaint. On December 3, 2024, the court issued an opinion and order granting the plaintiffs’ motion for reconsideration, and on January 10, 2025, the plaintiffs filed a second amended class action complaint, which the defendants moved to dismiss. On May 30, 2025, the parties jointly informed the court that they had reached an agreement-in-principle to settle the action and the court then stayed all deadlines in the action. On December 2, 2025, the plaintiffs moved for preliminary approval of the proposed settlement. The proposed settlement includes a payment of $10 million to be distributed, after fees and expenses, to members of the settlement class and a release by class members of their claims, including in the New York and Ontario actions, based on shares acquired on the Nasdaq or any other public U.S. market for trading stocks during the class period. The release would apply to claims relating to shares acquired on the Nasdaq or any other public U.S. market during the class period but would not resolve claims of persons who acquired shares on the TSX. The proposed settlement remains subject to preliminary and final approval by the court and certain other conditions not within the Company’s control. One of the shareholder plaintiffs in the Ontario action has informed the court that he intends to oppose approval of the settlement.
On June 3, 2020, an alleged shareholder filed a Statement of Claim, as amended on August 12, 2020, in the Ontario Superior Court of Justice in Toronto, Ontario, Canada, seeking, among other things, an order certifying the action as a class action on behalf of a putative class of shareholders and damages of an unspecified amount. The Amended Statement of Claim named (i) the Company, (ii) its Chief Executive Officer, (iii) former Chief Financial Officer, (iv) former Chief Financial Officer and Chief Commercial Officer, and (v) current and former members of the Board as defendants and alleged breaches of the Ontario Securities Act, oppression under the Ontario Business Corporations Act and common law misrepresentation. The Amended Statement of Claim generally alleged that certain of the Company’s prior public statements about revenue and internal controls were misrepresentations based on the Company’s March 2, 2020 disclosure that the Audit Committee of the Board of Directors was conducting a review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel, and the Company’s subsequent restatement. The Amended Statement of Claim did not quantify a damage request. On June 28, 2021, the Court dismissed motions brought by the plaintiff for leave to commence a claim for misrepresentation under the Ontario Securities Act and for certification of the action as a class action. The plaintiff appealed the Court’s dismissal of the motions only with respect to the Company, the Chief Executive Officer, and the now former Chief Financial Officer; the remaining defendants were dismissed from the matter with prejudice and the Company and all individual defendants agreed not to seek costs from the plaintiff in connection with the dismissal of the motions. On September 26, 2022, the Court of Appeal for Ontario reversed the Superior Court’s dismissal of the leave and certification motions, granted the plaintiff leave to proceed to bring a claim for misrepresentation under the Ontario Securities Act, and remitted the certification motion back to the Superior Court. On April 11, 2023, the plaintiff filed a Fresh as Amended Statement of Claim, which reflected the dismissal of the defendants for which an appeal was not sought, the removal of the claims for oppression under the Ontario Business Corporations Act and common law misrepresentation, as well as shortening the proposed class period. On October 10, 2023, the Superior Court certified the action on behalf of a class of persons or entities who acquired shares in the secondary market, including on the TSX and Nasdaq, during the period from May 9, 2019 to March 30, 2020, other than certain excluded persons.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

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
On January 18, 2024, the Company was notified that the Trade Levies Commissioner of the Israel Ministry of Economy and Industry initiated a public investigation of alleged dumping of medical cannabis imports from Canada into Israel. On July 9, 2024, the Commissioner announced a preliminary determination proposing to impose an anti-dumping duty on Canadian licensed producers. Under the proposal, the Company would have been subject to a proposed duty of 369%. The Commissioner determined not to impose a provisional duty at that time pending the conclusion of the Ministry’s investigation. The Company responded to requests for information from the Ministry. On November 10, 2024, the Trade Levies Commissioner published final findings under which the Company would be subject to a proposed duty of 175%. The Commissioner’s findings were then evaluated by an ad hoc advisory committee. On December 12, 2024, the Minister of Economy announced a conflict of interest and recused himself from the evaluation of whether to impose a duty. On April 10, 2025, notwithstanding the previous recusal, the Minister of Finance released a memorandum opposing the imposition of the duty, which acted as a veto of the Minister of Economy’s approval. On April 29, 2025, the Ministry of Justice issued a memorandum sustaining the Minister of Finance’s veto. A provisional duty is not being imposed at this time. The Company cannot predict further proceedings or determinations of the Ministers of Economy or Finance, or the Finance Committee or the Knesset and cannot predict whether a duty will ultimately be imposed on its products.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

On July 25, 2024, a group of cannabis cultivators filed an administrative petition in the District Court of Jerusalem, Israel, against the Trade Levies Commissioner and certain Israeli and Canadian businesses. The administrative petition sought a court order requiring the Trade Levies Commissioner to impose a temporary duty on cannabis imported from Canada during the pendency of the investigation until the date on which a final determination is made by the Ministry of Economy whether to impose a duty. On September 9, 2024, the Company filed a motion to join the litigation; the court granted the Company’s motion on September 23, 2024. On February 6, 2025, the court dismissed the administrative petition. On June 12, 2025, a group of cannabis cultivators initiated a second administrative proceeding against the government and certain importers, including the Company’s subsidiaries in Israel, asking the court to declare the Minister of Finance’s veto void and order the Minister of Economy to impose an anti-dumping duty. On June 26, 2025, the cultivators moved the court for an interim injunction, which the court denied on July 13, 2025. On December 18, 2025, the court dismissed the administrative petition. The deadline for petitioners to appeal was February 16, 2026.
We expect litigation and regulatory proceedings relating to the marketing, distribution, import and sale of our products to increase.
13. Income Taxes
For financial reporting purposes, income (loss) from continuing operations before income taxes includes the following components:

	Year ended December 31,
	2025	2024	2023
Domestic income (loss) before income taxes	$(28,585)	$58,806	$(53,521)
Foreign income (loss) before income taxes	11,465	(22,220)	(20,148)
Total income (loss) before income taxes	$(17,120)	$36,586	$(73,669)
The income (loss) before income taxes above excludes losses from discontinued operations of nil, nil and $4,114 for the years ended December 31, 2025, 2024 and 2023, respectively.
Income tax expense (benefit) consists of the following components:

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$(8,762)	$(1,849)	$(1,941)
Provincial	(6,606)	(1,352)	(1,489)
Foreign	51	31	55
Total current income tax (recovery) expense	(15,317)	(3,170)	(3,375)
Deferred
Federal	1,617	(111)	42
Provincial	1,239	(72)	33
Foreign	(1,730)	(83)	70
Total deferred income tax (recovery) expense	1,126	(266)	145

Total income tax (recovery) expense	$(14,191)	$(3,436)	$(3,230)
As of December 31, 2025 and 2024, the Company’s current income taxes payable were nil and $9, respectively, related to current income tax expense. Included in other receivables as of December 31, 2025 and 2024 is $12,431 and $3,110, respectively, related to current income tax benefits.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

For the year ended December 31, 2025, income tax differs from that computed using the Canadian federal statutory income tax rate of 15.0%, which is the Company’s jurisdiction of domicile. Reconciliation of the expected income tax to the effective tax rate in continuing operations is as follows:

	Year ended December 31, 2025
	Amount	%
Canadian federal statutory rate	$(2,568)	15.0%
Provincial tax, net of federal benefits(i)	(5,486)	32.0%
Foreign tax effects
United States
Changes in valuation allowance	(3,679)	21.5%
Effect of change in tax laws or rates	(221)	1.3%
Non-deductible share-based compensation	3,739	(21.8)%
Other	91	(0.5)%
Israel
Statutory tax rate differences between Israel and Canada	860	(5.0)%
Changes in valuation allowance	(4,087)	23.9%
Other	21	(0.1)%
Non-taxable or non-deductible items
Non-taxable portion of capital gains	1,185	(6.9)%
Non-deductible transaction costs	127	(0.7)%
Other	65	(0.4)%
Changes in valuation allowances	(4,261)	24.7%
Effect of cross-border tax laws	73	(0.4)%
Other	(50)	0.3%
Income tax expense (benefit), net	$(14,191)	82.9%
(i)Ontario provincial taxes comprises the majority (greater than 50 percent) of the tax effect in this category.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

For the years ended December 31, 2024 and December 31, 2023, income tax differs from that computed using the combined Canadian federal and provincial statutory income tax rate of 26.5%. Reconciliation of the expected income tax to the effective tax rate in continuing operations is as follows:

	2024	2023
Net income (loss) before income taxes	$36,586	$(73,669)
Effective income tax rate	26.5%	26.5%
Expected income tax expense (benefit)	9,695	(19,522)

Non-taxable income (loss)	(11,138)	1,077
Non-deductible share-based compensation	143	525
Non-deductible expenses	741	459
Non-deductible transaction costs	(14)	351
Effect of provincial tax rate difference	(66)	(9)
Effect of tax rates outside of Canada	755	816
Effect of change in tax rates	11,533	4,601
Fair value gain (loss) on financial liabilities	(15)	23
Changes in valuation allowance	(19,367)	7,930
Capital gain on financial liabilities	—	106
Additional taxable income	3,746	—
Other	551	413
Income tax expense (benefit), net	$(3,436)	$(3,230)
The valuation allowance recorded against the loss on discontinued operations is not reflected in the effective tax rate reconciliation presented above for continuing operations.
The following table summarizes the significant components of the Company’s deferred tax assets and liabilities:

	As of December 31,
	2025	2024
Deferred tax assets:
Tax loss carryforwards	$92,836	$96,349
Interest expense carryforwards	3,477	2,814
Finance lease obligation	127	306
Plant and equipment	34,224	32,130
Investment	24,602	28,778
Intangible assets	25,708	36,428
Inventory	—	419
Reserve	348	1,282
R&D investment tax credits	1,156	1,104
Share-based compensation	2,686	—
Other	1,358	3,245
Total deferred tax assets	186,522	202,855
Less valuation allowance	(184,634)	(200,284)
Net deferred tax assets	$1,888	$2,571
Deferred tax liabilities:
Plant and equipment	(2,280)	(1,635)
Intangible assets	(1,809)	(1,929)
Total deferred tax liabilities	$(4,089)	$(3,564)
The realization of deferred tax assets is dependent on the Company generating sufficient taxable income in the years that the temporary differences become deductible. A valuation allowance has been provided for the deferred tax assets that the Company determined did not meet the more-likely-than-not recognition threshold under U.S. GAAP.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

As of December 31, 2025 and 2024, the Company’s valuation allowance was $184,634 and $200,284, respectively. The valuation allowance decreased by $15,650 during the year ended December 31, 2025, and decreased by $15,957 during the year ended December 31, 2024. The decrease in the valuation allowance during the year ended December 31, 2025 was primarily due to the recognition of a portion of deferred tax assets for which a valuation allowance was recorded in the prior year. The decrease in the valuation allowance during the year ended December 31, 2024, was primarily due to the recognition of a portion of deferred tax assets for which a valuation allowance was recorded in the prior year.
As of December 31, 2025, the Company had net operating losses in Canada, the U.S., and Israel available to offset future years’ taxable income of approximately $182,261, $162,932, $4,769, respectively. As of December 31, 2024, the Company had net operating losses in Canada, the U.S., and Israel available to offset future years’ taxable income of approximately $197,515, $151,279, and $17,049, respectively. The net operating losses in Canada will begin to expire, for purposes of carryforward, in fiscal year 2037. The net operating losses in the U.S. can be carried forward indefinitely for federal purposes. The net operating losses in Israel can be carried forward indefinitely.
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
As of December 31, 2025, the Company has various scientific research and experimental development investment tax credit carryforwards of $4,363 related to Canadian operations, which, if not utilized, will begin to expire in 2040. Investment tax credits are recognized when realization of the tax credits is more likely than not.
The Company files federal income tax returns in Canada, Israel and the U.S. The Company has open tax years with the taxation jurisdictions. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations and tax treaties, as they relate to the amount, timing, or inclusion of revenue and expense. As of December 31, 2025, Cronos Group Inc., is under examination with the Canadian Revenue Agency for tax years 2022 and 2023.

Jurisdiction	Open Years
Canada	2021 - 2025
United States	2022 - 2025
Israel	2022 - 2025

Income taxes paid (net of refunds received) were as follows:

Year ended December 31, 2025
Canada federal	$(3,604)
Canada provincial	(2,763)

Foreign
United States	53
Israel	51
Total income taxes paid (received)	$(6,263)
Accounting guidance clarifies the accounting for uncertain tax positions and prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, the authoritative guidance addresses the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. Only tax positions that meet the more-likely-than-not recognition threshold may be recognized. There were no identified unrecognized tax benefits as of December 31, 2025 or December 31, 2024.
As of December 31, 2025 and 2024, deferred income taxes have not been provided for any undistributed earnings from operations outside of Canada. The foreign subsidiaries have accumulated losses and as such the amount of undistributed earnings upon which income taxes have not been provided is immaterial to these consolidated financial statements.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

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
The tables below set forth consolidated Adjusted EBITDA and significant expenses for our single segment (after adoption of ASU 2023-07):

	Year ended December 31,
	2025	2024	2023
Adjusted EBITDA	$10,110	$(34,942)	$(63,746)

Significant expenses:
Sales and marketing	21,764	21,603	22,701
Research and development	4,449	4,229	5,843
General and administrative	41,999	46,514	49,475
Share-based compensation	7,050	8,700	8,756
Depreciation and amortization	2,119	3,701	5,044
Total significant expenses	77,381	84,747	91,819
Restructuring costs	2,037	630	1,524
Impairment loss on goodwill and indefinite-lived intangible assets	700	—	—
Impairment loss on long-lived assets	36	16,350	3,366
Total operating expense	$80,154	$101,727	$96,709

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

The following tables set forth a reconciliation of net income (loss) as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated (after adoption of ASU 2023-07):

(in thousands of U.S. dollars)	For the year ended December 31, 2025
	Continuing Operations	Discontinued Operations	Total
Net loss	$(2,929)	$—	$(2,929)
Interest income, net	(39,963)	—	(39,963)
Income tax benefit	(14,191)	—	(14,191)
Depreciation and amortization	14,231	—	14,231
EBITDA	(42,852)	—	(42,852)
Impairment loss on goodwill and indefinite-lived intangible assets(i)	700	—	700
Impairment loss on long-lived assets(ii)	36	—	36
Loss on revaluation of financial instruments(v)	452	—	452
Foreign currency transaction loss	28,588	—	28,588
Transaction costs(vii)	1,965	—	1,965
Loss on held-for-sale assets(viii)	5,532	—	5,532
Other, net(ix)	241	—	241
Restructuring costs(x)	2,037	—	2,037
Share-based compensation(xi)	7,050	—	7,050
Restatement litigation costs(xii)	275	—	275
Inventory step-up recorded to cost of sales(xiii)	517	—	517
Israel Ministry of Economy and Industry dumping inquiry(xiv)	694	—	694
Change in allowance for credit loss on non-operating loan(xv)	4,875	—	4,875
Adjusted EBITDA	$10,110	$—	$10,110

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

(in thousands of U.S. dollars)	For the year ended December 31, 2024
	Continuing Operations	Discontinued Operations	Total
Net income	$40,022	$—	$40,022
Interest income, net	(52,019)	—	(52,019)
Income tax benefit	(3,436)	—	(3,436)
Depreciation and amortization	9,336	—	9,336
EBITDA	(6,097)	—	(6,097)
Share of income from equity method investments	(2,365)	—	(2,365)
Impairment loss on long-lived assets(ii)	16,350	—	16,350
Revaluation gain on loan receivable(iii)	(11,804)	—	(11,804)
Gain on revaluation of equity method investment(iv)	(32,469)	—	(32,469)
Loss on revaluation of financial instruments(v)	6,248	—	6,248
Impairment loss on other investments(vi)	25,650	—	25,650
Foreign currency transaction gain	(57,859)	—	(57,859)
Transaction costs(vii)	701	—	701
Loss on held-for-sale assets(viii)	11,202	—	11,202
Other, net(ix)	301	—	301
Restructuring costs(x)	630	—	630
Share-based compensation(xi)	8,700	—	8,700
Restatement litigation costs(xii)	(1)	—	(1)
Inventory step-up recorded to cost of sales(xiii)	5,284	—	5,284
Israel Ministry of Economy and Industry dumping inquiry(xiv)	587	—	587
Adjusted EBITDA	$(34,942)	$—	$(34,942)

(in thousands of U.S. dollars)	For the year ended December 31, 2023
	Continuing Operations	Discontinued Operations	Total
Net loss	$(70,439)	$(4,114)	$(74,553)
Interest income, net	(51,235)	(10)	(51,245)
Income tax benefit	(3,230)	—	(3,230)
Depreciation and amortization	7,866	244	8,110
EBITDA	(117,038)	(3,880)	(120,918)
Share of income from equity method investments	(1,583)	—	(1,583)
Impairment loss on long-lived assets(ii)	3,366	205	3,571
Loss on revaluation of financial instruments(v)	12,042	—	12,042
Impairment loss on other investments(vi)	23,350	—	23,350
Foreign currency transaction loss	7,324	—	7,324
Other, net(ix)	(1,029)	118	(911)
Restructuring costs(x)	1,524	523	2,047
Share-based compensation(xi)	8,756	13	8,769
Restatement litigation costs(xii)	919	—	919
Inventory write-down(xvi)	805	839	1,644
Adjusted EBITDA	$(61,564)	$(2,182)	$(63,746)
(i)For the year ended December 31, 2025, impairment loss on goodwill and indefinite-lived intangible assets related to our Lord Jones® brand intangible asset, which was assessed for impairment in the fourth quarter of 2025. There were no such impairment losses in the years ended December 31, 2024 and 2023. See Note 8 “Goodwill and Intangible Assets, net.”

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

(ii)For the year ended December 31, 2025, impairment loss on long-lived assets related to equipment no longer in use. For the year ended December 31, 2024, impairment loss on long-lived assets included $14,258 related to the write-down of our Ginkgo Exclusive Licenses and $1,631 related to the winding down of operations at the Cronos Fermentation Facility. For the year ended December 31, 2023, impairment loss on long-lived assets related to certain leased properties associated with the Company’s former U.S. operations and impairment of the Ginkgo Collaboration Agreement’s CBCVA exclusive license. See Note 7 “Property, Plant and Equipment, net” and Note 8 “Goodwill and Intangible Assets, net.”
(iii)For the year ended December 31, 2024, a revaluation gain on loan receivable was recognized as a result of the Cronos GrowCo Transaction on July 1, 2024.
(iv)For the year ended December 31, 2024, a gain on revaluation of equity method investment was recognized as a result of the Cronos GrowCo Transaction on July 1, 2024.
(v)For the year ended December 31, 2025, the loss on revaluation of financial instruments was driven by the Company’s equity securities in Vitura, partially offset by a gain related to the High Tide Warrant. For the years ended December 31, 2024 and 2023, loss on revaluation of financial instruments related primarily to the Company’s equity securities in Vitura. See Note 5 “Investments.”
(vi)For the years ended December 31, 2024 and 2023, impairment loss on other investments represented the fair value change on the PharmaCann Option. See Note 5 “Investments.”
(vii)For the years ended December 31, 2025 and 2024, transaction costs represented legal, financial and other advisory fees and expenses incurred in connection with the Cronos GrowCo Transaction and the pending acquisition of CanAdelaar. These costs are included in general and administrative expenses on the consolidated statements of net income (loss) and comprehensive income (loss).
(viii)For the years ended December 31, 2025 and 2024, a loss on held-for-sale assets related to a revaluation of the Cronos Fermentation Facility held-for-sale asset group.
(ix)For the year ended December 31, 2025, other, net related to (gain) loss on disposal of assets and dividend income. For the years ended 2024 and 2023, other, net primarily related to (gain) loss on disposal of assets and (gain) loss on revaluation of derivative liabilities.
(x)For the year ended December 31, 2025, restructuring costs from continuing operations related to employee-related severance costs and IT infrastructure and finance transformation costs associated with the Realignment, as described in Note 18 “Restructuring.” For the year ended December 31, 2024, restructuring costs from continuing operations related to shutdown costs at the Cronos Fermentation Facility, as well as employee-related severance costs associated with the Realignment, as described in Note 18 “Restructuring.” For the year ended December 31, 2023 restructuring costs related to the employee-related severance costs and other restructuring costs associated with the Realignment.
(xi)For the year ended December 31, 2025, share-based compensation related to the expenses of share-based compensation awarded to employees and our DSUs issued to certain members of our Board of Directors, each under the Company’s share-based award plans, as described in Note 10 “Share-based Compensation.” For the years ended December 31, 2024 and 2023, share-based compensation related to the vesting expenses of share-based compensation awarded to employees under our share-based award plans, as described in Note 10 “Share-based Compensation.”
(xii)For the years ended December 31, 2025, 2024 and 2023, restatement litigation costs included legal costs incurred defending shareholder class action complaints brought against the Company as a result of the 2019 restatement.
(xiii)For the years ended December 31, 2025 and 2024, inventory step-up recorded to cost of sales represented the portion of the inventory step-up from the Cronos GrowCo Transaction that was recorded through the consolidated statements of income (loss) and comprehensive income (loss).
(xiv)For the year ended December 31, 2024, Israel Ministry of Economy and Industry dumping inquiry expense included expenditures relating to the regulatory inquiry about alleged dumping of medical cannabis products in Israel and related litigation and external relations expenses.
(xv)For the year ended December 31, 2025, change in allowance for credit loss on non-operating loan represents the allowance recognized on the High Tide loan receivable and adjustments thereto, as described in Note 6, “Loans Receivable, net.”
(xvi)For the year ended December 31, 2023, inventory write-downs from discontinued operations related to product destruction and obsolescence associated with the exit of our U.S. operations as described in Note 3 “Discontinued Operations” and inventory write-downs from continuing operations related to product destruction and obsolescence associated with the winding down of operations at the Cronos Fermentation Facility, as described in Note 18 “Restructuring.”
The following table presents the Company’s revenue by major product category for our single segment (after adoption of ASU 2023-07):

	Year ended December 31,
	2025	2024	2023
Cannabis flower	$108,476	$87,912	$62,070
Cannabis extracts	37,700	29,168	24,569
Other	411	535	602
Net revenue	$146,587	$117,615	$87,241

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

Net revenue attributed to a geographic region based on the location of the customer was as follows (after adoption of ASU 2023-07):

	Year ended December 31,
	2025	2024	2023
Canada	$90,330	$82,437	$64,702
Israel	41,796	28,368	21,134
Other countries	14,461	6,810	1,405
Net revenue	$146,587	$117,615	$87,241
The table below sets forth total cash and cash equivalents and short-term investments for our single segment:

	As of December 31,
	2025	2024
Total cash and cash equivalents and short-term investments	$831,794	$858,805
Property, plant and equipment, net were physically located in the following geographic regions:

	As of December 31,
	2025	2024
Canada	$129,352	$117,329
Israel	16,513	15,860
Total	$145,865	$133,189
Intangibles, net were physically located in the following geographic regions:

	As of December 31,
	2025	2024
Canada	$8,551	$10,887
Israel	339	370
Total	$8,890	$11,257
For additions to our property, plant and equipment, net and intangibles, net in the years ended December 31, 2025, 2024 and 2023, please see the consolidated statements of cash flows.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

15. Income (Loss) per Share
Basic and diluted earnings (loss) per share from continued and discontinued operations are calculated as follows:

	Year ended December 31,
	2025	2024	2023
Basic income (loss) per share computation
Net income (loss) from continuing operations attributable to the shareholders of Cronos Group	$(9,447)	$41,080	$(69,849)
Weighted-average number of common shares outstanding for computation for basic income (loss) per share	383,468,522	382,058,056	380,964,739
Basic income (loss) from continuing operations per share	$(0.02)	$0.11	$(0.18)

Loss from discontinued operations attributable to the shareholders of Cronos Group	$—	$—	$(4,114)
Weighted-average number of common shares outstanding for computation of basic loss from discontinued operations per share	383,468,522	382,058,056	380,964,739
Basic loss from discontinued operations per share	$—	$—	$(0.01)

Diluted income (loss) per share computation
Net income (loss) from continuing operations attributable to the shareholders of Cronos Group	$(9,447)	$41,080	$(69,849)

Weighted-average number of common shares outstanding used in the computation of basic income (loss) per share	383,468,522	382,058,056	380,964,739
Dilutive effect of RSUs	—	3,243,564	—
Dilutive effect of Altria Warrant	—	255,382	—
Weighted-average number of common shares for computation of diluted income (loss) from continuing operations per share(i)	383,468,522	385,557,002	380,964,739
Diluted income (loss) from continuing operations per share	$(0.02)	$0.11	$(0.18)

Loss from discontinued operations attributable to the shareholders of Cronos Group	$—	$—	$(4,114)
Weighted-average number of common shares for computation of diluted loss from discontinued operations per share	383,468,522	382,058,056	380,964,739
Diluted loss from discontinued operations per share	$—	$—	$(0.01)
(i)In computing diluted earnings per share, incremental common shares are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive.
Total securities of 18,980,970, 17,070,836 and 25,426,119 were not included in the computation of diluted shares outstanding for the years ended December 31, 2025, 2024 and 2023, respectively, because the effect would be anti-dilutive.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
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
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$791,794	$—	$—	$791,794
Other investments(i)(ii)	2,253	5,411	—	7,664
Derivative liabilities	—	—	—	—

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$858,805	$—	$—	$858,805
Other investments(i)	2,813	—	—	2,813
Derivative liabilities	—	—	40	40
(i)As of December 31, 2025 and December 31, 2024, the Company’s influence on Vitura is deemed non-significant and the investment is considered an equity security with a readily determinable fair value. See Note 5 “Investments” for additional information.
(ii)As of December 31, 2025, the fair value of the Company’s warrants in High Tide is estimated using a Black-Scholes model with key inputs including share price and volatility of High Tide common shares, the risk-free rate and the remaining term of the High Tide Warrant. See Note 5 “Investments” for further information.
There were no transfers between fair value categories during the periods presented.
(b)Financial risks
The Company’s activities expose it to a variety of financial risks, including credit risk, liquidity risk, market risk, interest rate risk, and foreign currency rate risk.
Credit risk
Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk from its operating activities, primarily accounts receivable and other receivables, and its investing activities, including cash held with banks and financial institutions, short-term investments, loans receivable, and advances to joint ventures. The Company’s maximum exposure to this risk is equal to the carrying amount of these financial assets, which amounted to $909,839 and $904,101 as of December 31, 2025 and December 31, 2024, respectively.
(i)Accounts receivable
The Company had accounts receivable of $34,099 and $15,462 as of December 31, 2025 and December 31, 2024, respectively. An impairment analysis is performed at each reporting date using a provision matrix to measure expected credit losses. The provision rates are based on the days past due for groupings of various customer segments with similar loss patterns. The calculation reflects the probability-weighted outcome, the time value of money and reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Accounts receivable are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, amongst others, the failure of a debtor to engage in a repayment plan, and a failure to make contractual payments for a period of greater than 120 days past due. As of December 31, 2025 and 2024, the Company had $9 and $7, respectively, in expected credit losses on receivables from contracts with customers.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

The Company considers a major customer to be one with an accounts receivable balance of at least 10% of the consolidated total. As of December 31, 2025, the Company has assessed that there is a concentration risk of customers because 16% of accounts receivable was due from one customer. As of December 31, 2024, the Company has assessed that there is a concentration risk of customers because 27% of accounts receivable was due from one customer.
The Company sells products through a limited number of major customers. Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s revenues. During the year ended December 31, 2025, the Company earned a total net revenue before excise taxes of $82,581 from two major customers, together accounting for 43% of the Company’s total net revenue before excise taxes. During the year ended December 31, 2024, the Company earned a total net revenue before excise taxes of $78,627 from two major customers, together accounting for 49% of the Company’s total net revenue before excise taxes. During the year ended December 31, 2023, the Company earned a total net revenue before excise taxes of $79,503 from three major customers, accounting for 66% of the Company’s total net revenues before excise taxes.
(ii) Cash and cash equivalents, short-term investments, and other receivables
The Company held cash and cash equivalents of $791,794 and $858,805 as of December 31, 2025 and December 31, 2024, respectively. The short-term investments and related interest receivable of $41,785 and nil as of December 31, 2025 and December 31, 2024, respectively, represent short-term investments with a maturity of less than a year and accrued interest. The cash and cash equivalents and short-term investments, including guaranteed investment certificates and bankers’ acceptances, are held with central banks and financial institutions that are highly rated. In addition to interest receivable, other receivables include sales taxes receivable from the government. As such, the Company has assessed an insignificant loss allowance on these financial instruments.
Liquidity risk
Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due and arises principally from the Company’s accounts payable. The Company had trade accounts payable of $7,642 and $4,563 as of December 31, 2025 and December 31, 2024, respectively, included in accounts payable on the consolidated balance sheet. The Company’s policy is to review liquidity resources and ensure that sufficient funds are available to meet financial obligations as they become due. Further, the Company’s management is responsible for ensuring funds exist and are readily accessible to support business opportunities as they arise.
The Company considers a major vendor to be one with a trade accounts payable balance of at least 10% of the consolidated total. As of December 31, 2025, the Company has assessed that there is not a concentration risk of vendors because no vendor accounted for 10% or more of the Company’s trade accounts payable balance. As of December 31, 2024, the Company has assessed that there is a concentration risk of vendors because 10% of accounts payable was due to one vendor.
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
Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those that possess a short term to maturity. A 10% change in the interest rate in effect on December 31, 2025 would not have a material effect on the fair value of our cash equivalents and short-term investments as the majority of the portfolio had a maturity date of three months or less. A 10% change in the interest rate in effect for 2025 would have an effect of $3,800 on interest income, net earned on our cash equivalents and short-term investments. A 10% change in the interest rate in effect on December 31, 2024, would have an effect of $5,200 on interest income, net earned on our cash and cash equivalents and short-term investments. During the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company had net interest income of $39,963, $52,019 and $51,235, respectively.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
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
As of December 31, 2025 and December 31, 2024, the Company had foreign currency gain (loss) on translation of $48,721 and $(86,321), respectively. A 10% change in the exchange rates for the foreign currencies would affect the carrying amounts of net assets by approximately $40,524 and $40,125 as of December 31, 2025 and December 31, 2024, respectively.
17. Related Party Transactions
(a)Altria
On March 8, 2019, in connection with the Altria Investment, Altria, through certain of its wholly owned subsidiaries, purchased a 45% equity interest in the Company. As of December 31, 2025, Altria beneficially held an approximately 41.0% ownership interest in the Company (calculated on a non-diluted basis).
There were no amounts payable related to the consulting services with Altria Pinnacle as of December 31, 2025 and 2024.
(b)Cronos GrowCo
The Company holds both ownership of 50% of Cronos GrowCo’s common shares and senior secured debt in Cronos GrowCo and these were historically accounted for as related party transactions. Effective July 1, 2024, the Company obtained majority control of the board of directors of Cronos GrowCo, which is now accounted for as an intercompany relationship and all intercompany activity is eliminated upon consolidation. For more information on the Cronos GrowCo Transaction, see Note 2 “Business Combination.”
The Company made the following purchases of cannabis products from Cronos GrowCo:

	Year ended December 31,
	2024(i)	2023
Cronos GrowCo – purchases	$16,952	$21,335
(i)2024 activity presented above represents purchases from Cronos GrowCo for the first six months of the year.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

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
Additionally, on August 23, 2019, the Company, as lender, and Cronos GrowCo, as borrower, entered into the Cronos GrowCo Credit Facility. See Note 6 “Loans Receivable, net” for further information regarding the Cronos GrowCo Credit Facility.
(c)Vendor Agreement
In November 2022, the Company entered into an agreement with an external vendor whereby the vendor would provide certain manufacturing services to the Company. The vendor then subcontracted out a portion of those services to another vendor whose chief executive officer is an immediate family member of an executive of the Company. The Company purchased $0, $0 and $2,310 of products and services under this subcontracted agreement for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively. The Company had no outstanding accounts payable related to the subcontracted agreement as of December 31, 2025 and December 31, 2024.
In November 2023, the Company negotiated a direct contract with the related-party vendor. During the years ended 2025, 2024 and 2023, the Company purchased $1,462, $1,746 and $42, respectively, of products and services directly from the related-party vendor and had $208 and $149 in outstanding accounts payable to the vendor as of December 31, 2025 and 2024, respectively.
(d)Consulting Agreement
In connection with the Cronos GrowCo Transaction, Cronos GrowCo entered into a consulting services agreement with a consulting firm managed by a member of the group of investors holding the remaining 50% ownership of Cronos GrowCo, pursuant to which the consulting firm provides management services to Cronos GrowCo. During the years ended 2025 and 2024, the Company incurred $1,437 and $434, respectively, of expense under this agreement and had no outstanding accounts payables to the vendor as of either December 31, 2025 or 2024.
(e)Dividend to Non-controlling Interest
On June 30, 2025, Cronos GrowCo made a dividend payment, of which $3,858 was paid to its non-controlling shareholder. The dividend distribution was funded from excess operating cash flows and is presented in the financing section of the statement of cash flows. On December 31, 2025, Cronos GrowCo made a dividend payment, of which $2,555 was paid to its non-controlling shareholder. The dividend distributions were funded from excess operating cash flows and are presented in the financing section of the consolidated statement of cash flows.
18. Restructuring
In the first quarter of 2022, the Company initiated a strategic plan to realign the business around its brands, centralize functions and evaluate the Company’s supply chain (the “Realignment”). As part of the Realignment, on February 28, 2022, the Board approved plans to leverage the Company’s strategic partnerships to improve supply chain efficiencies and reduce manufacturing overhead by exiting its production facility in Stayner, Ontario, Canada (the “Peace Naturals Campus”). On February 27, 2023, the Board approved revisions to the Realignment, under which the Company was maintaining select components of its operations at the Peace Naturals Campus, namely distribution warehousing, certain research and development activities and manufacturing of certain of the Company’s products. In the third quarter of 2023, the Board approved revisions to the Realignment to wind-down operations at the Cronos Fermentation Facility, list the Cronos Fermentation Facility for sale, and implement additional organization-wide cost reductions as the Company continues its Realignment initiatives. On November 26, 2023, the Company entered into an agreement for the sale and leaseback of the Peace Naturals Campus, which was subsequently terminated pursuant to its terms during the second quarter of 2024. The Company plans to continue and expand operations at the Peace Naturals Campus. In the first quarter of 2025, the Company continued its Realignment initiatives to transform its IT infrastructure and finance departments to drive long-term cost efficiencies, improve cross-functional collaboration, and support global scalability. These actions included leadership transitions, consolidation of certain roles, and assessment of, and investment in, critical IT infrastructure. The Realignment initiatives are intended to position the Company to drive profitable and sustainable growth over time.

Cronos Group Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
(In thousands of U.S. dollars, except for share amounts)

During the first quarter of 2024, the Company ceased operations at the Cronos Fermentation Facility, performed an assessment under ASC 360 Property, Plant and Equipment of the recoverability of the carrying value of the Cronos Fermentation Facility assets, and determined the carrying value of the assets was not fully recoverable. The fair value was estimated using a combination of the market and income approaches. As a result of this analysis, an impairment loss on long-lived assets of $1,631 was recorded to the consolidated statements of net income (loss) and comprehensive income (loss) in the year ended December 31, 2024. In addition, the Cronos Fermentation assets were classified as held-for-sale in the first quarter of 2024 at a fair value less costs to sell of $19,398. During the third quarter of 2024, the Company adjusted its sales strategy for the Cronos Fermentation assets to market the assets to a broader buyer pool, which resulted in the recognition of a loss on held-for-sale assets of $10,422 on the consolidated statements of net income (loss) and comprehensive income (loss) in year ended December 31, 2024. During the fourth quarter of 2024, the Company recorded an additional loss on these held-for-sale assets of $345. During the second quarter of 2025, the Company revised its listing price and reassessed the fair value of the Cronos Fermentation Facility assets, which resulted in the recognition of a loss on held-for-sale assets of $2,501 on the consolidated statements of net income (loss) and comprehensive income (loss) in the second quarter of 2025. The fair value was estimated using a combination of the market and income approaches. Under the market approach, the key assumptions are the selected comparable transactions and adjustments made based on age, condition and type of sale. Under the income approach, the key assumptions are the market rent and capitalization rate. During the third quarter of 2025, the Company entered into an agreement to sell the Cronos Fermentation Facility assets for C$4,000 ($2,873), which resulted in the recognition of a loss on held-for-sale assets of $3,031 on the consolidated statements of net income (loss) and comprehensive income (loss) in the third quarter of 2025. The agreement to sell the Cronos Fermentation Facility assets was consummated during the fourth quarter of 2025. The Company had no held-for-sale assets as of December 31, 2025.
During the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company incurred $2,037, $630, and $1,524, respectively, of restructuring costs in its continuing operations in connection with the Realignment. Charges related thereto include employee-related costs such as severance and other termination benefits, as well as IT infrastructure and finance transformation costs associated with the Realignment. During the year ended December 31, 2023, as a result of the decision to wind down operations at Cronos Fermentation, the Company recognized an inventory write-down of $805 related to certain obsolete raw materials. Restructuring costs and inventory write-downs incurred in the Company’s discontinued operations during the year ended December 31, 2023 is presented in Note 3 “Discontinued Operations.”
The following table summarizes the Company’s restructuring activity for the years ended December 31, 2025, 2024 and 2023:

	As of December 31, 2024	Expenses	Payments/Write-offs	As of December 31, 2025
Employee Termination Benefits	$—	$637	$(533)	$104
Other Restructuring Costs	—	1,400	(1,189)	211
Total	$—	$2,037	$(1,722)	$315

	As of December 31, 2023	Expenses	Payments/Write-offs	As of December 31, 2024
Employee Termination Benefits	$150	$62	$(212)	$—
Other Restructuring Costs	—	568	(568)	—
Total	$150	$630	$(780)	$—

	As of December 31, 2022	Expenses	Payments/Write-offs	As of December 31, 2023
Employee Termination Benefits	$403	$1,371	$(1,624)	$150
Other Restructuring Costs	21	153	(174)	—
Total	$424	$1,524	$(1,798)	$150

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
(a)Evaluation of Disclosure Controls and Procedures.
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2025. Based on that evaluation, management has concluded that, as of December 31, 2025, the disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b)Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Our independent registered public accounting firm, Davidson & Company LLP, who audited the consolidated financial statements for our fiscal year ended December 31, 2025 included in this Annual Report, issued an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.
(c)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the fourth quarter of the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
Rule 10b5-1 Trading Plans
Securities Trading Plans of Directors and Executive Officers
During the year ended December 31, 2025, no directors or executive officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
Certain of our officers or directors have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).
Amendment to Executive Employment Agreement
On February 25, 2026, Cronos USA Client Services LLC entered into a First Amendment (the “Gorenstein Amendment”) to the Amended and Restated Executive Employment Agreement (the “Gorenstein Agreement”) with Michael Gorenstein, the Company’s President and Chief Executive Officer.
Pursuant to the Gorenstein Amendment, Mr. Gorenstein’s annual long-term incentive target opportunity was increased to not less than $2,325,000 (based on the grant date fair value of such awards) beginning in the 2026 fiscal year grant cycle (the “Annual LTI Opportunity”).
The Gorenstein Amendment also provides that if, within one year following a Change of Control (as defined in the 2020 Omnibus Plan), Mr. Gorenstein’s employment is terminated by the Company without Just Cause (as defined in the Gorenstein Agreement) or he resigns for Good Reason (as defined in the Gorenstein Agreement), in each case subject to his execution and non-revocation of a release of claims, he will be entitled to receive a lump sum payment equal to the sum of (i) two times the sum of his base salary and target bonus and (ii) his Annual LTI Opportunity, payable within 60 days following termination.

Except as amended, the Gorenstein Agreement remains in full force and effect..
A copy of the Gorenstein Amendment is filed as an exhibit to this Annual Report.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Other than as noted below, the information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025.
Insider Trading Arrangements and Policies
The Company is committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, the Company has adopted its Insider Trading Policy governing the purchase, sale, and/or other dispositions of its securities by the Company, its directors, officers, employees and consultants, secondees, interns and third-party service providers who are in a position to potentially be in possession of material undisclosed information in the course of services provided to the Company. The Company believes the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to the Company. A copy of the Insider Trading Policy was filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and is incorporated herein by reference.
Principal Accounting Officer Appointment
On February 24, 2026, Jared Matthew Kenost, age 44, was appointed as Principal Accounting Officer of the Company. In connection with this appointment, Mr. Kenost was promoted to serve as Vice President, Controller of the Company.
Mr. Kenost has served as Vice President, Interim Controller since August 2025. From March 2021 to August 2025, Mr. Kenost served as Senior Director, Technical Accounting & Financial Reporting of the Company. Prior to joining the Company, he served as Director of SEC Reporting at Methode Electronics, Inc. from October 2018 to March 2021.
There are no arrangements or understandings between Mr. Kenost and any other person pursuant to which he was selected as an officer. Mr. Kenost has no family relationships with any director or executive officer of the Company. Mr. Kenost has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION.
The information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required under this Item is incorporated herein by reference to our definitive proxy statement or to an amendment to this Annual Report on Form 10-K to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025.

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

2.3***
Share Sale and Purchase Agreement, dated as of December 9, 2025, by and among Cronos Group Inc., CGM B.V., “Ring” International Holding AG and Landewyck Tobacco S.A. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Cronos Group Inc., filed on December 9, 2025).

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

10.3*	Termination Agreement, dated as of December 15, 2025, by and between Ginkgo Bioworks, Inc. and Cronos Group Inc.
10.4†
Cronos Group Inc. 2015 Amended and Restated Stock Option Plan, dated as of May 26, 2015 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of Cronos Group Inc., filed July 11, 2018).

10.5†	Form of Option Certificate to 2015 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).
10.6†
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

10.9†	Form of Director and Officer Indemnity Agreement (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 2, 2020).
10.10†	Cronos Group Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed August 6, 2020).
10.11†
Form of Restricted Share Unit Award Agreement to Cronos Group Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed August 6, 2020).

10.12†
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

10.14†
Letter Agreement, dated as of August 23, 2024, by and among Cronos USA Client Services LLC, Cronos Group Inc., and Anna Shlimak (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed on November 12, 2024).

10.15†
Amended and Restated Employment Agreement, dated as of March 21, 2022, between Cronos USA Client Services LLC, Cronos Group Inc. and Michael Gorenstein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cronos Group Inc., filed on March 21, 2022).

10.16†*	First Amended and Restated Executive Employment Agreement, dated as of February 25, 2026, between Cronos USA Client Services LLC, Cronos Group Inc. and Michael Gorenstein.
10.17†
Executive Employment Agreement, dated as of August 16, 2020, among Cronos Israel G.S. Cultivation Ltd., Cronos Group Inc. and Ran Gorelik (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed on May 10, 2022).

10.18†
Executive Employment Agreement, dated as of June 21, 2019, by and among Cronos Group Inc., Hortican Inc. and Jeffrey Jacobson (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed on May 9, 2023)

10.19†
Letter Agreement by and among Jeffrey Jacobson and Hortican Inc., dated November 7, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed on November 7, 2022).

10.20†
Amended and Restated Executive Employment Agreement, dated as of February 28, 2024, by and among Cronos USA Client Services LLC, Jeffrey Jacobson, Hortican Inc. and Cronos Group Inc. (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Cronos Group Inc., filed on February 29, 2024).

10.21†*	Letter Agreement by and among Cronos USA Client Services LLC, Jeffrey Jacobson, Hortican Inc. and Cronos Group Inc., dated November 8, 2024.
10.22†
Separation Agreement, dated March 19, 2025, by and among Cronos USA, the Company and James Holm (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cronos Group Inc., filed on March 19, 2025).

10.23	Altria’s notice of abandonment, dated December 16, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Cronos Group Inc., filed on December 19, 2022).
10.24†
Letter Agreement by and between Anna Shlimak and Cronos USA Client Services LLC, dated February 21, 2023 (incorporate by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Cronos Group Inc., filed on February 28, 2023).

10.25†
Amended and Restated Executive Employment Agreement, dated March 19, 2025, by and among Cronos USA Client Services LLC (“Cronos USA”), the Company and Anna Shlimak (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cronos Group Inc., filed on March 19, 2025).

10.26†*	Letter Agreement, by and between Anna Shlimak, Cronos Group Inc., and Cronos USA Client Services LLC, dated February 24, 2026.
10.27***
Voting Agreement, dated as of April 25, 2024, by and between Cronos Group Inc. and Altria Group, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cronos Group Inc., filed April 25, 2024).

10.28***
Amended and Restated Credit Agreement, dated as of June 20, 2024, by and among Cronos Growing Company Inc., as Borrower, the Lenders from time to time parties thereto and Peace Naturals Project Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cronos Group Inc., filed on June 25, 2024).

10.29***
Amended and Restated Supply Agreement, dated as of June 20, 2024, by and between Cronos Growing Company Inc. and Peace Naturals Project Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cronos Group Inc., filed on June 25, 2024).

10.30†
Letter Agreement by and among Shannon Buggy, Cronos USA and the Company, dated May 6, 2025 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed on May 8, 2025).

10.31†*	Letter Agreement by and among Shannon Buggy, Cronos USA and Cronos Group Inc., dated February 24, 2026.
14.1	Cronos Group Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K of Cronos Group Inc., filed on March 1, 2022).
16.1
Letter from KPMG LLP to the Securities and Exchange Commission dated April 16, 2024 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K of Cronos Group Inc., filed April 16, 2024).

19.1*	Cronos Group Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K of Cronos Group Inc., filed February 27, 2025).
21.1*	List of Subsidiaries of Cronos Group Inc.
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of Davidson & Company LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page hereto).
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
Michael Gorenstein Chairman, President and Chief Executive Officer

Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Michael Gorenstein and Anna Shlimak, severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Michael Gorenstein	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2026
Michael Gorenstein
/s/ Anna Shlimak	Chief Financial Officer (Principal Financial Officer)	February 26, 2026
Anna Shlimak
/s/ Jared Kenost	Vice President, Controller (Principal Accounting Officer)	February 26, 2026
Jared Kenost
/s/ Murray Garnick	Director	February 26, 2026
Murray Garnick
/s/ Kamran Khan	Director	February 26, 2026
Kamran Khan
/s/ James Rudyk	Director	February 26, 2026
James Rudyk
/s/ Dominik Meier	Director	February 26, 2026
Dominik Meier
/s/ Jason Adler	Director	February 26, 2026
Jason Adler
/s/ Elizabeth Seegar	Director	February 26, 2026
Elizabeth Seegar