Form 10-Q
period 2026-03-31
Cronos Group Inc.
filed 2026-05-11
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
or
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

As of May 6, 2026, there were 373,662,039 common shares of the registrant issued and outstanding.

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

(Exchange rates are shown as C$ per $)	As of
	March 31, 2026	March 31, 2025	December 31, 2025
Spot rate	1.3916	1.4393	1.3698
Year-to-date average rate	1.3720	1.4356	N/A

(Exchange rates are shown as ILS per $)	As of
	March 31, 2026	March 31, 2025	December 31, 2025
Spot rate	3.1441	3.7191	3.1863
Year-to-date average rate	3.1240	3.6145	N/A
All summaries of agreements described herein are qualified by the full text of such agreements (certain of which have been filed as exhibits with the U.S. Securities and Exchange Commission).

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Cronos Group Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	As of March 31, 2026	As of December 31, 2025
Assets
Current assets
Cash and cash equivalents	$821,856	$791,794
Short-term investments	—	40,000
Accounts receivable, net	32,962	34,099
Interest receivable	5,734	8,654
Other receivables	13,546	14,445
Current portion of loans receivable, net	128	—
Inventory, net	48,676	46,750
Prepaids and other current assets	4,974	8,344
Total current assets	927,876	944,086
Other investments	5,199	7,664
Non-current portion of loans receivable, net	20,803	20,847
Property, plant and equipment, net	142,102	145,865
Right-of-use assets	1,303	1,422
Goodwill	65,436	66,478
Intangible assets, net	8,549	8,890
Deferred tax assets	841	1,888
Total assets	$1,172,109	$1,197,140
Liabilities
Current liabilities
Accounts payable	$10,281	$11,640
Income taxes payable	1,369	—
Accrued liabilities	30,601	36,210
Current portion of lease obligation	169	337
Total current liabilities	42,420	48,187
Non-current portion due to non-controlling interests	749	733
Non-current portion of lease obligation	1,142	1,172
Deferred tax liabilities	3,984	4,089
Total liabilities	48,295	54,181
Shareholders’ equity
Share capital and additional paid-in capital (no par value; authorized for issue as of March 31, 2026 and December 31, 2025: unlimited; shares outstanding as of March 31, 2026 and December 31, 2025: 376,258,707 and 381,592,969, respectively)	647,040	662,983
Retained earnings	460,540	447,756
Accumulated other comprehensive loss	(33,918)	(16,842)
Total equity attributable to shareholders of Cronos Group	1,073,662	1,093,897
Non-controlling interests	50,152	49,062
Total shareholders’ equity	1,123,814	1,142,959
Total liabilities and shareholders’ equity	$1,172,109	$1,197,140
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)
(In thousands of U.S. dollars, except share and per share amounts, unaudited)	Table of Contents

	Three months ended March 31,
	2026	2025
Net revenue, before excise taxes	$58,965	$41,898
Excise taxes	(13,755)	(9,636)
Net revenue	45,210	32,262
Cost of sales	25,392	18,528
Inventory write-down	665	—
Gross profit	19,153	13,734
Operating expenses
Sales and marketing	5,615	4,565
Research and development	1,413	793
General and administrative	11,736	9,309
Restructuring costs	484	555
Share-based compensation	1,313	2,088
Depreciation and amortization	425	496
Total operating expenses	20,986	17,806
Operating loss	(1,833)	(4,072)
Other income (expense)
Interest income, net	8,853	9,665
Gain (loss) on revaluation of financial instruments	(2,484)	49
Foreign currency gain	13,699	1,583
Change in allowance for credit loss on non-operating loan	(106)	—
Other, net	10	43
Total other income	19,972	11,340
Income before income taxes	18,139	7,268
Income tax provision (benefit)	2,428	(455)
Net income	15,711	7,723
Net income attributable to non-controlling interest	1,959	1,601
Net income attributable to Cronos Group	$13,752	$6,122

Comprehensive income (loss)
Net income	$15,711	$7,723
Other comprehensive loss
Foreign exchange loss on translation	(17,945)	(3,082)
Comprehensive income (loss)	(2,234)	4,641
Comprehensive income attributable to non-controlling interests	1,090	1,443
Comprehensive income (loss) attributable to Cronos Group	$(3,324)	$3,198
Net income per share
Basic net income per share attributable to Cronos Group	$0.04	$0.02
Diluted net income per share attributable to Cronos Group	$0.04	$0.02
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity
For the three months ended March 31, 2026 and 2025
(In thousands of U.S. dollars, except share amounts, unaudited)

	Number of shares	Share capital and additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of December 31, 2025	381,592,969	$662,983	$447,756	$(16,842)	$49,062	$1,142,959
Activities relating to share-based compensation	1,031,438	787	(968)	—	—	(181)
Share repurchases	(6,365,700)	(16,730)	—	—	—	(16,730)
Net income	—	—	13,752	—	1,959	15,711
Foreign exchange loss on translation	—	—	—	(17,076)	(869)	(17,945)
Balance as of March 31, 2026	376,258,707	$647,040	$460,540	$(33,918)	$50,152	$1,123,814

	Number of shares	Share capital and additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total shareholders’ equity
Balance as of December 31, 2024	382,530,780	$669,879	$457,709	$(63,525)	$46,919	$1,110,982
Activities relating to share-based compensation	2,875,615	(843)	(15)	—	—	(858)
Net income	—	—	6,122	—	1,601	7,723
Foreign exchange loss on translation	—	—	—	(2,924)	(158)	(3,082)
Balance as of March 31, 2025	385,406,395	$669,036	$463,816	$(66,449)	$48,362	$1,114,765
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	Three months ended March 31,
	2026	2025
Operating activities
Net income	$15,711	$7,723
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation	1,313	2,088
Depreciation and amortization	3,727	2,840
Loss from investments	2,484	68
Changes in expected credit losses on long-term financial assets	107	9
Inventory step-up recorded to cost of sales	—	517
Foreign currency gain	(13,699)	(1,583)
Other non-cash operating activities, net	979	779
Changes in operating assets and liabilities:
Accounts receivable, net	879	(3,409)
Interest receivable	2,360	3,453
Other receivables	724	(2,379)
Prepaids and other current assets	3,310	(60)
Inventory, net	(2,039)	(1,631)
Accounts payable	(1,206)	(1,637)
Income taxes payable	1,387	4
Accrued liabilities	(5,139)	(8,878)
Net cash provided by (used in) operating activities	10,898	(2,096)
Investing activities
Purchase of short-term investments	—	(40,000)
Proceeds from short-term investments	40,000	—
Purchase of property, plant and equipment	(1,875)	(15,258)
Purchase of intangible assets	(96)	(98)
Net cash provided by (used in) investing activities	38,029	(55,356)
Financing activities
Repurchases of common stock	(16,730)	—
Withholding taxes paid on share-based awards	(1,538)	(2,930)
Net cash used in financing activities	(18,268)	(2,930)
Effect of foreign currency translation on cash and cash equivalents	(597)	(604)
Net change in cash and cash equivalents	30,062	(60,986)
Cash and cash equivalents, beginning of period	791,794	858,805
Cash and cash equivalents, end of period	$821,856	$797,819
Supplemental cash flow information
Interest paid	$—	$—
Interest received	$9,370	$13,052
Income taxes paid	$8	$50
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
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
Cronos is a global cannabis company focused on scaling leading consumer goods products through research and development and innovation. With a passion to responsibly elevate the consumer experience, Cronos is building an iconic brand portfolio. Cronos’ diverse international brand portfolio includes Spinach®, PEACE NATURALS®, LIT™ and Lord Jones®.
(b)Basis of presentation
These condensed consolidated interim financial statements of Cronos are unaudited. They have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and with applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for any other reporting period.
These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”).
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
(d)Revenue recognition
The following table presents the Company’s revenue by major product category:

	Three months ended March 31,
	2026	2025
Cannabis flower	$33,734	$23,344
Cannabis extracts	11,457	8,608
Other	19	310
Net revenue	$45,210	$32,262
Net revenues attributed to a geographic region based on the location of the customer were as follows:

	Three months ended March 31,
	2026	2025
Canada	$25,351	$20,130
Israel	14,151	9,229
Other countries	5,708	2,903
Net revenue	$45,210	$32,262

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(e)Short-term Investments
Short-term investments are classified as held-to-maturity and recorded at cost. Interest earned on short-term investments is recorded in interest receivables on the consolidated balance sheets and interest income, net on the condensed consolidated statements of net income (loss) and comprehensive income (loss). Cash inflows and outflows related to the purchase and maturity of short-term investments are classified as investing activities in the Company’s condensed consolidated statements of cash flows. As of March 31, 2026 and December 31, 2025, the Company’s short-term investments of nil and $40,000, respectively, were comprised of Guaranteed Investment Certificates held in Canada.
(f)Concentration of risk
Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk from its operating activities, primarily accounts receivable and other receivables, and its investing activities, including cash held with banks and financial institutions, short-term investments and loans receivable. The Company’s maximum exposure to this risk is equal to the carrying amount of these financial assets, which amounted to $895,029 and $909,839 as of March 31, 2026 and December 31, 2025, respectively.
An impairment analysis is performed at each reporting date using a provision matrix to measure expected credit losses. The provision rates are based on the days past due for groupings of various customer segments with similar loss patterns. The calculation reflects the probability-weighted outcome, the time value of money and reasonable and supportable information that is available at the reporting date about past events and current conditions. Effective January 1, 2026, the Company elected the practical expedient under ASU 2025-05, which permits the assumption that current conditions as of the reporting date remain unchanged for the remaining life of the asset when developing the expected credit loss estimate for current accounts receivable and current contract assets arising from contracts with customers. Accounts receivable are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, among others, the failure of a debtor to engage in a repayment plan, and a failure to make contractual payments for a period of greater than 120 days past due. As of March 31, 2026 and December 31, 2025, the Company had $12 and $9, respectively, in expected credit losses that have been recognized on receivables from contracts with customers.
As of March 31, 2026, the Company assessed that there is a concentration of credit risk, as 21% of the Company’s accounts receivable were due from one customer with an established credit history with the Company. As of December 31, 2025, 16% of the Company’s accounts receivable were due from one customer with an established credit history with the Company.
The Company sells products to a limited number of major customers. Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s net revenue before excise taxes. During the three months ended March 31, 2026, the Company earned a total net revenue before excise taxes of $24,597 from two major customers, together accounting for 42% of the Company’s total net revenue before excise taxes. During the three months ended March 31, 2025, the Company earned a total net revenue before excise taxes of $17,751 from two major customers, together accounting for 42% of the Company’s total net revenue before excise taxes.
(g)Adoption of new accounting pronouncement
In July 2025, the Financial Accounting Standards Board issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities should apply the new guidance prospectively. This ASU effectively simplifies the expected credit loss analysis on accounts receivable and contract assets. Entities may now elect a practical expedient that assumes that current conditions as of the balance sheet date will not change for the remaining life of the asset when evaluating the likelihood of repayment. The adoption of ASU 2025-05 did not have a material effect on the Company’s condensed consolidated financial statements.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(h)New accounting pronouncements not yet adopted
In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2024-03”). ASU 2024-03 adds an obligation under ASC 220-40 to require a footnote disclosure about specific expenses by requiring public business entities to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. ASU 2024-03 does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and applicable entities are required to adopt ASU 2024-03 prospectively; however, companies are permitted to apply the amendments in ASU 2024-03 retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements. In January 2025, the effective date was further clarified with the issuance of ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). No guidance was changed with ASU 2025-01, but the issuance simply ensures that all public business entities have a clear and consistent timeline for implementing the enhanced expense disaggregation disclosures.
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
2. Inventory, net
Inventory, net is comprised of the following items:

	As of March 31, 2026	December 31, 2025
Raw materials	$9,170	$8,762
Work-in-progress	25,832	25,830
Finished goods	13,578	12,012
Supplies and consumables	96	146
Total	$48,676	$46,750
As a result of the transaction by which we obtained majority control of the board of directors of Cronos GrowCo (the “Cronos GrowCo Transaction”), the Company recorded a step-up to Cronos GrowCo’s existing inventory of $5,605 to bring the inventory balance acquired by the Company to its fair value. For the three months ended March 31, 2026 and 2025, the Company recognized nil and $517, respectively, of this inventory step-up into cost of sales on the condensed consolidated statements of net income (loss) and comprehensive income (loss). As of both March 31, 2026 and December 31, 2025, none of the inventory step-up was remaining in the Company’s inventory on the condensed consolidated balance sheets.
3. Investments
Other investments
Other investments consist of investments in common shares and warrants of companies in the cannabis industry.
Vitura
On February 12, 2025, Vitura Health Limited (“Vitura”) issued an additional 74,814,757 common shares diluting the Company’s ownership in Vitura from approximately 10% to approximately 8.3%. As of March 31, 2026, the Company’s ownership percentage in Vitura remained at approximately 8.3% of its outstanding common shares. The investment is considered an equity security with a readily determinable fair value. Changes in the fair value of the investment are recorded as gain (loss) on revaluation of financial instruments on the condensed consolidated statements of net income (loss) and comprehensive income (loss).

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
High Tide Warrant
On July 16, 2025, the Company, as lender, and High Tide Inc. (“High Tide”), as borrower, entered into a loan agreement for junior secured convertible debt with a principal amount of C$30,000 ($21,558) and an original issue discount of 16% (the “High Tide Loan”). Additionally, the Company received a common share purchase warrant (the “High Tide Warrant”) with a five-year term, which is exercisable into up to 3,836,317 common shares (the “Warrant Shares”) of High Tide at an exercise price of C$3.91 per Warrant Share.
The High Tide Warrant is classified as a derivative that is not being held as a hedge and was initially recorded at a fair value of C$6,989 ($5,106) to other investments on the condensed consolidated balance sheet on the transaction date. The High Tide Warrant’s fair value is estimated at each reporting date using a Black-Scholes model. Key inputs include the share price and volatility of High Tide common shares, the risk-free rate and the remaining term of the High Tide Warrant. Changes in the fair value of the High Tide Warrant are recorded as income (loss) on revaluation of financial instruments on the condensed consolidated statements of net income (loss) and comprehensive income (loss). See Note 4 “Loans Receivable, net” for discussion of the loan receivable recognized as part of the agreement with High Tide.
The following tables summarize the Company’s other investments activity:

	As of December 31, 2025	Unrealized loss	Foreign exchange effect	As of March 31, 2026
Vitura	$2,253	$(888)	$82	$1,447
High Tide Warrant	5,411	(1,596)	(63)	3,752
	$7,664	$(2,484)	$19	$5,199

	As of December 31, 2024	Unrealized loss	Foreign exchange effect	As of March 31, 2025
Vitura	$2,813	$(68)	$10	$2,755
	$2,813	$(68)	$10	$2,755
4. Loans Receivable, net
Loans receivable, net consists of the following:

	As of March 31, 2026	As of December 31, 2025
Current portion of Mucci Promissory Note accrued interest	$128	$—
Total current portion of loans receivable, net	128	—
High Tide Loan	9,235	9,185
Mucci Promissory Note	9,081	9,226
Cannasoul Collaboration Loan	1,993	1,972
Add: Long-term portion of accrued interest	494	464
Total long-term portion of loans receivable, net	20,803	20,847
Total loans receivable, net	$20,931	$20,847
Mucci Promissory Note
On June 28, 2019, the Company entered into a promissory note receivable agreement (the “Mucci Promissory Note”) for C$16,350 (approximately $11,749) with the Cronos GrowCo joint venture partner (“Mucci”). The Mucci Promissory Note is secured by a general security agreement covering all the assets of Mucci. Prior to July 1, 2022, interest accrued on the Mucci Promissory Note was capitalized as part of the principal balance. On September 30, 2022, the Mucci Promissory Note was amended and restated to increase the interest rate from 3.95% to the Canadian Prime Rate plus 1.25%, change the interest payments from quarterly to annual, and defer Mucci’s initial cash interest payment from September 30, 2022 to July 1, 2023. On June 20, 2024, the Mucci Promissory Note was amended and restated. As a result, interest accrued on the Mucci Promissory Note between July 1, 2023 and July 1, 2024 was capitalized as part of the principal balance. As of July 1, 2024, interest accruing on the Mucci Promissory Note is required to be paid in cash beginning on July 1, 2025. For both the three months ended March 31, 2026 and 2025, there were no repayments of principal or interest on the Mucci Promissory Note.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
Cannasoul Collaboration Loan
The Company holds a variable interest in Cannasoul Lab Services Ltd. (“CLS”). CLS is a wholly owned subsidiary of Cannasoul Analytics Ltd., which has established a commercial cannabis analytical testing laboratory (the “Cannasoul Laboratory”) located on the premises of Cronos Israel (the “Cannasoul Collaboration”). Cronos Israel agreed to advance up to ILS 8,297 ($2,639) by a non-recourse loan (the “Cannasoul Collaboration Loan”) to CLS over a period of two years from April 1, 2020 for the capital and operating expenditures of the Cannasoul Laboratory. The Cannasoul Collaboration Loan bears interest at 3.5% annually. Cronos Israel will receive 70% of the profits of the Cannasoul Laboratory until such time as it has recovered 150% of the amounts advanced to CLS, after which time it will receive 50% of the Cannasoul Laboratory profits. As a result, the Company is exposed to economic variability from CLS’s performance. The Company does not consolidate CLS as it does not have the power to direct the activities that most significantly impact the entity’s economic performance; thus, the Company is not considered the primary beneficiary of the entity. The carrying amount of the Cannasoul Collaboration Loan is recorded under loans receivable and the full amount of the Cannasoul Collaboration Loan, ILS 8,297, represents the Company’s maximum potential exposure to losses through the Cannasoul Collaboration.
As of both March 31, 2026 and December 31, 2025, CLS has received ILS 8,297 (approximately $2,639 and $2,604, respectively), from the Cannasoul Collaboration Loan.
High Tide Loan
On July 16, 2025, the Company, as lender, and High Tide, as borrower, entered into the High Tide Loan. The High Tide Loan bears interest at 4% per annum, payable in cash quarterly, and provides for conversion of the debt into common shares of High Tide at a price of C$4.20 per common share. The High Tide Loan is convertible only upon the agreement of the Company and High Tide. The High Tide Loan has a term of five years and may be repaid early with no penalty. Additionally, the Company received the High Tide Warrant, which is exercisable into up to 3,836,317 common shares of High Tide at an exercise price of C$3.91 per Warrant Share. See Note 3 “Investments” for discussion of the High Tide Warrant.
The loan receivable was recorded at a fair value as of the transaction date of C$18,591 ($13,359) and will be amortized using the effective interest method over the estimated life of the loan. For the three months ended March 31, 2026, High Tide paid $212 in interest. As of March 31, 2026, the High Tide loan receivable included an unamortized discount of $7,373 and an expected credit loss of $4,951 as presented in the tables below.
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
Expected credit loss allowances on the Company’s long-term financial assets for the three months ended March 31, 2026 and 2025 were comprised of the following items:

	As of December 31, 2025	Increase(i)	Foreign exchange effect	As of March 31, 2026
Mucci Promissory Note	$59	$1	$(1)	$59
Cannasoul Collaboration Loan	631	5	9	645
High Tide Loan	4,924	106	(79)	4,951
	$5,614	$112	$(71)	$5,655

	As of December 31, 2024	Increase(ii)	Foreign exchange effect	As of March 31, 2025
Mucci Promissory Note	88	5	—	93
Cannasoul Collaboration Loan	535	4	(10)	529
	$623	$9	$(10)	$622
(i)During the three months ended March 31, 2026, $6 was recorded as an increase to general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss) as a result of adjustments to our expected credit losses. During the three months ended March 31, 2026, $106 was recorded as a change in allowance for credit loss on non-operating loan on the condensed consolidated statements of net income (loss) and comprehensive income (loss) as a result of adjustments to our allowance for expected credit loss on the High Tide Loan.
(ii)During the three months ended March 31, 2025, $9 was recorded as an increase to general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss) as a result of adjustments to our expected credit losses.
5. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	As of March 31, 2026	As of December 31, 2025
Cost
Land	$7,183	$7,245
Building and leasehold improvements	235,368	236,811
Machinery and Equipment	48,635	47,514
Furniture and fixtures	2,717	2,694
Construction in progress	363	1,062
Total Cost	294,266	295,326
Less: accumulated depreciation	(45,297)	(42,639)
Less: accumulated impairment charges	(106,867)	(106,822)
Property, Plant and Equipment, net	$142,102	$145,865
For the three months ended March 31, 2026, depreciation expense on property, plant and equipment was $3,097. For the three months ended March 31, 2025, depreciation expense on property, plant and equipment was $2,144. This depreciation expense was included in cost of sales as well as depreciation and amortization in operating expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
As of March 31, 2026 and December 31, 2025, the Company had $465 and $760, respectively, of unpaid purchases of property, plant and equipment accrued in accounts payable on the condensed consolidated balance sheets.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
6. Goodwill and Intangible Assets, net
(a)    Goodwill
Goodwill is comprised of the following items as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Cost	Accumulated Impairment Charges	Net
Peace Naturals	$1,006	$—	$1,006
Cronos GrowCo	64,430	—	64,430
	$65,436	$—	$65,436

	As of December 31, 2025
	Cost	Accumulated Impairment Charges	Net
Peace Naturals	$1,022	$—	$1,022
Cronos GrowCo	65,456	—	65,456
	$66,478	$—	$66,478
(b)    Intangible assets, net
Intangible assets, net are comprised of the following items as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	$5,599	$(4,516)	$(74)	$1,009
Health Canada licenses	8,054	(1,725)	(6,329)	—
Israeli codes(i)	327	(108)	—	219
Know-how(ii)	7,905	(1,384)	—	6,521
Total definite-lived intangible assets	21,885	(7,733)	(6,403)	7,749
Lord Jones® brand	64,000	—	(63,200)	800
Trademarks	142	—	(142)	—
Total intangible assets	$86,027	$(7,733)	$(69,745)	$8,549

	As of December 31, 2025
	Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	$5,511	$(4,391)	$(76)	$1,044
Health Canada licenses	8,182	(1,710)	(6,472)	—
Israeli codes(i)	323	(103)	—	220
Know-how(ii)	8,030	(1,204)	—	6,826
Total definite-lived intangible assets	22,046	(7,408)	(6,548)	8,090
Lord Jones® brand	64,000	—	(63,200)	800
Trademarks	142	—	(142)	—
Total intangible assets	$86,188	$(7,408)	$(69,890)	$8,890
(i)The Israeli codes were transferred by non-controlling interests to Cronos Israel in exchange for their equity interests in the Cronos Israel entities.
(ii)Know-how was acquired as part of the Cronos GrowCo Transaction. Amortization costs associated with the know-how intangible asset are recorded to cost of sales on the condensed consolidated statements of net income (loss) and comprehensive income (loss).

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
As of March 31, 2026, the estimated future amortization of definite-lived intangible assets is as follows:

As of March 31, 2026
Remainder of 2026 (9 months)	$1,163
2027	1,161
2028	886
2029	823
2030	808
Thereafter	2,908
$7,749
7. Restructuring
In the first quarter of 2022, the Company initiated a strategic plan to realign the business around its brands, centralize functions and evaluate the Company’s supply chain (the “Realignment”). As part of the Realignment, on February 28, 2022, the Company’s Board of Directors (the “Board”) approved plans to leverage the Company’s strategic partnerships to improve supply chain efficiencies and reduce manufacturing overhead by exiting its production facility in Stayner, Ontario, Canada (the “Peace Naturals Campus”). On February 27, 2023, the Board approved revisions to the Realignment, under which the Company was maintaining select components of its operations at the Peace Naturals Campus, namely distribution warehousing, certain research and development activities and manufacturing of certain of the Company’s products. In the third quarter of 2023, the Board approved revisions to the Realignment to wind-down operations at the Company’s Winnipeg, Manitoba facility (the “Cronos Fermentation Facility”), list the Cronos Fermentation Facility assets for sale, and implement additional organization-wide cost reductions as the Company continues its Realignment initiatives. On November 26, 2023, the Company entered into an agreement for the sale and leaseback of the Peace Naturals Campus, which was subsequently terminated pursuant to its terms during the second quarter of 2024. The Company plans to continue and expand operations at the Peace Naturals Campus. In the first quarter of 2025, the Company continued its Realignment initiatives to transform its IT infrastructure and finance departments to drive long-term cost efficiencies, improve cross-functional collaboration, and support global scalability. These actions included leadership transitions, consolidation of certain roles, and assessment of, and investment in, critical IT infrastructure. The Realignment initiatives are intended to position the Company to drive profitable and sustainable growth over time.
During the three months ended March 31, 2026, the Company incurred $484 of restructuring costs in connection with the Realignment. During the three months ended March 31, 2025, the Company incurred $555 of restructuring costs in connection with the Realignment. Charges related thereto include employee-related costs such as severance and other termination benefits, as well as IT infrastructure and finance transformation costs associated with the Realignment.
The following tables summarize the Company’s restructuring activity for the three months ended March 31, 2026 and three months ended March 31, 2025:

	Accrual as of December 31, 2025	Expenses	Payments/Write-offs	Accrual as of March 31, 2026
Employee Termination Benefits	$104	$—	$(104)	$—
Other Restructuring Costs	211	484	(459)	236
Total	$315	$484	$(563)	$236

	Accrual as of December 31, 2024	Expenses	Payments/Write-offs	Accrual as of March 31, 2025
Employee Termination Benefits	$—	$257	$—	$257
Other Restructuring Costs	—	298	(115)	183
Total	$—	$555	$(115)	$440

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
8. Share-based Compensation
(a)Share-based award plans
The Company has granted stock options, restricted share units (“RSUs”) and deferred share units (“DSUs”) to employees and non-employee directors under the 2020 Omnibus Equity Incentive Plan dated March 29, 2020 (the “2020 Omnibus Plan”) and the DSU Plan dated August 10, 2019 (the “DSU Plan”).
The following table summarizes the total share-based compensation expense associated with the Company’s stock options, RSUs and DSUs for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Stock options	$18	$74
RSUs	1,338	2,014
DSUs	(43)	—
Total share-based compensation	$1,313	$2,088
Share-based compensation for the three months ended March 31, 2026 included a gain of $43 associated with the Company’s DSUs. For the three months ended March 31, 2025, a gain of $117 was included in revaluation of financial instruments in the Company’s condensed consolidated statements of net income (loss) and comprehensive income (loss), related to the revaluation of DSUs.
(b)Stock options
Vesting conditions for grants of options are determined by the Compensation Committee of the Board. The typical vesting for stock option grants made under the 2020 Omnibus Plan is annual vesting over three to five years with a maximum term of ten years. The 2020 Omnibus Plan does not authorize grants of options with an exercise price below fair market value.
The following is a summary of the changes in stock options for the three months ended March 31, 2026 and 2025:

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of December 31, 2025	$5.68	588,317	2.48
Balance as of March 31, 2026	$5.68	588,317	2.24
Exercisable as of March 31, 2026	$5.92	541,237	2.09

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of December 31, 2024	$5.63	717,264	3.65
Balance as of March 31, 2025	$5.63	717,264	3.40
Exercisable as of March 31, 2025	$6.20	573,253	3.04
(i)The weighted-average exercise price reflects the conversion of foreign currency-denominated stock options translated into C$ using the average foreign exchange rate as of the date of issuance.
The following table summarizes stock options outstanding:

	As of March 31, 2026	As of December 31, 2025
2020 Omnibus Plan	588,317	588,317
Total stock options outstanding	588,317	588,317

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(c)Restricted share units
The following is a summary of the changes in RSUs for the three months ended March 31, 2026 and 2025:

	Weighted-average grant date fair value (C$)(ii)	Number of RSUs
Balance as of December 31, 2025	$2.85	5,385,106
Granted(i)	3.49	1,507,369
Vested and issued	2.66	(1,635,895)
Balance as of March 31, 2026	$3.05	5,256,580

	Weighted-average grant date fair value (C$)(ii)	Number of RSUs
Balance as of December 31, 2024	$3.50	8,382,213
Granted(i)	2.73	1,775,668
Vested and issued	4.00	(4,459,280)
Cancellation and forfeitures	3.47	(134,999)
Balance as of March 31, 2025	$2.86	5,563,602
(i)RSUs granted in the period vest annually in equal installments over a three-year period from the grant date. All RSUs are subject to such holder’s continued employment through each vesting date. The vesting of such RSUs is not subject to the achievement of any performance criteria.
(ii)The weighted-average grant date fair value reflects the conversion of foreign currency-denominated RSUs translated into C$ using the foreign exchange rate as of the date of issuance.
(d)Deferred share units
The following is a summary of the changes in DSUs for the three months ended March 31, 2026 and 2025:

	Financial liability	Number of DSUs
Balance as of December 31, 2025	$1,993	758,499
Gain on revaluation	(43)	—
Foreign exchange effect	(31)	—
Balance as of March 31, 2026	$1,919	758,499

	Financial liability	Number of DSUs
Balance as of December 31, 2024	$1,129	560,261
Gain on revaluation	(117)	—
Foreign exchange effect	(3)	—
Balance as of March 31, 2025	$1,009	560,261
9. Share Repurchase Program
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
During the three months ended March 31, 2026, the Company repurchased 6,365,700 common shares for $16,730, inclusive of commissions and excise taxes. All common shares repurchased under this program were retired and cancelled upon settlement. As a result, the repurchased common shares were removed from issued and outstanding share capital, reducing the number of common shares outstanding. The value of the retired common shares was charged against share capital and additional paid-in capital. The Company funded the repurchases using available cash resources.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
Subsequent to March 31, 2026, the Board authorized a new share repurchase program intended to succeed the Company’s existing share repurchase program. See Note 15, “Subsequent Events.”
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
11. Segment Information
Segment reporting is prepared on the same basis that the CODM manages the business, makes operating decisions and assesses the Company’s performance. The CODM is the Company’s Chief Executive Officer. The Company operates as a single segment with the purpose of providing high-quality cannabis products to adult-use, wholesale, and medical market customers globally. The consolidated results are regularly reviewed by the CODM to assess the performance of the Company’s single segment operations and make decisions regarding the allocation of resources. The CODM reviews adjusted earnings (loss) before interest, tax, depreciation and amortization (“Adjusted EBITDA”) as the measure of segment profit or loss to evaluate performance of and allocate resources for its reportable segment. Adjusted EBITDA is defined as earnings before interest, tax, depreciation, and non-cash items and items that do not reflect management’s assessment of ongoing business performance. The CODM believes Adjusted EBITDA provides useful insight into underlying business trends and results and facilitates comparison of period-over-period results. In addition, certain significant expenses are regularly reviewed by the CODM and considered for business decisions and allocation of resources; these significant expenses include: sales and marketing, research and development, general and administrative, depreciation and amortization, and share-based compensation expense, which are presented within operating expenses on the Company’s condensed consolidated statements of net income (loss) and comprehensive income (loss). Furthermore, the CODM regularly reviews total cash and short-term investments to aid in capital allocation decisions.
The table below sets forth consolidated Adjusted EBITDA and significant expenses for our single segment:

	Three months ended March 31,
	2026	2025
Adjusted EBITDA	$5,079	$2,289

Significant expenses:
Sales and marketing	5,615	4,565
Research and development	1,413	793
General and administrative, excluding transaction costs	10,777	9,269
Share-based compensation	1,313	2,088
Depreciation and amortization	425	496
Total significant expenses	19,543	17,211
Restructuring costs	484	555
Transaction costs	959	40
Total operating expense	$20,986	$17,806

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following tables set forth a reconciliation of net income as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated:

Three months ended March 31, 2026
Net income	$15,711
Interest income, net	(8,853)
Income tax provision	2,428
Depreciation and amortization	3,727
EBITDA	13,013
Loss on revaluation of financial instruments(i)	2,484
Foreign currency transaction gain	(13,699)
Transaction costs(ii)	959
Other, net(iii)	(10)
Restructuring costs(iv)	484
Share-based compensation(v)	1,313
Restatement litigation costs(vi)	411
Israel Ministry of Economy and Industry dumping inquiry expense(vii)	18
Change in allowance for credit loss on non-operating loan(viii)	106
Adjusted EBITDA	$5,079

Three months ended March 31, 2025
Net income	$7,723
Interest income, net	(9,665)
Income tax benefit	(455)
Depreciation and amortization	2,840
EBITDA	443
Gain on revaluation of financial instruments(i)	(49)
Foreign currency transaction gain	(1,583)
Transaction costs(ii)	40
Other, net(iii)	(43)
Restructuring costs(iv)	555
Share-based compensation(v)	2,088
Restatement litigation costs(vi)	47
Inventory step-up recorded to cost of sales(ix)	517
Israel Ministry of Economy and Industry dumping inquiry expense(vii)	274
Adjusted EBITDA	$2,289
(i)For the three months ended March 31, 2026, the loss on revaluation of financial instruments was driven by a loss related to the Company’s High Tide Warrant and the Company’s equity securities in Vitura. For the three months ended March 31, 2025, the gain on revaluation of financial instruments related primarily to the revaluation of the Company’s DSU liability, partially offset by a loss on the Company’s equity securities in Vitura.
(ii)For the three months ended March 31, 2026, transaction costs represented fees related to the pending acquisition of CanAdelaar B.V. For the three months ended March 31, 2025, transaction costs represented legal, financial and other advisory fees and expenses incurred in connection with the Cronos GrowCo Transaction. These costs are included in general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
(iii)For the three months ended March 31, 2026, other, net related to rental income. For the three months ended March 31, 2025, other, net related to (gain) loss on disposal of assets and (gain) loss on revaluation of derivative liabilities.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(iv)For the three months ended March 31, 2026 and 2025, restructuring costs related to employee-related severance costs and IT infrastructure and finance transformation costs associated with the Realignment, as described in Note 7 “Restructuring.”
(v)For the three months ended March 31, 2026, share-based compensation related to the expenses of share-based compensation awarded to employees and DSUs issued to our Board of Directors, each under the Company’s share-based award plans, as described in Note 8 “Share-based Compensation.” For the three months ended March 31, 2025, share-based compensation related to the expenses of share-based compensation awarded to employees under the Company’s share-based award plans, as described in Note 8 “Share-based Compensation.”
(vi)For the three months ended March 31, 2026 and 2025, restatement litigation costs included legal costs incurred defending shareholder class action complaints brought against the Company as a result of the 2019 restatement.
(vii)For the three months ended March 31, 2026 and 2025, Israel Ministry of Economy and Industry dumping inquiry expense included expenditures relating to the regulatory inquiry about alleged dumping of medical cannabis products in Israel and related litigation and external relations expenses.
(viii)For the three months ended March 31, 2026, change in allowance for credit loss on non-operating loan represents the allowance recognized on the High Tide loan receivable, as described in Note 4, “Loans Receivable, net.”
(ix)For the three months ended March 31, 2025, inventory step-up recorded to cost of sales represents the portion of the inventory step-up from the Cronos GrowCo Transaction that was recorded through the condensed consolidated statements of net income (loss) and comprehensive income (loss).
The following tables present the Company’s revenue by major product category for our single segment:

	Three months ended March 31,
	2026	2025
Cannabis flower	$33,734	$23,344
Cannabis extracts	11,457	8,608
Other	19	310
Net revenue	$45,210	$32,262
Net revenue attributed to a geographic region based on the location of the customer was as follows:

	Three months ended March 31,
	2026	2025
Canada	$25,351	$20,130
Israel	14,151	9,229
Other countries	5,708	2,903
Net revenue	$45,210	$32,262
The table below sets forth total cash and cash equivalents and short-term investments for our single segment:

	As of March 31, 2026	As of December 31, 2025
Total cash and cash equivalents and short-term investments	$821,856	$831,794
Property, plant and equipment, net were physically located in the following geographic regions:

	As of March 31, 2026	As of December 31, 2025
Canada	$125,776	$129,352
Israel	16,326	16,513
Total	$142,102	$145,865
Intangibles, net were physically located in the following geographic regions:

	As of March 31, 2026	As of December 31, 2025
Canada	$8,219	$8,551
Israel	330	339
Total	$8,549	$8,890
For additions to our property, plant and equipment, net and intangibles, net for the three months ended March 31, 2026 and March 31, 2025, please see Note 5 “Property, Plant and Equipment, net” and the condensed consolidated statements of cash flows.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
12. Income per Share
Basic and diluted income (loss) per share are calculated as follows (in thousands, except share and per share amounts):

	Three months ended March 31,
	2026	2025
Basic income per share computation
Net income attributable to the shareholders of Cronos Group	$13,752	$6,122
Weighted-average number of common shares outstanding for computation for basic income per share	379,374,109	382,958,797
Basic income per share	$0.04	$0.02

Diluted income per share computation
Net income attributable to the shareholders of Cronos Group	$13,752	$6,122
Weighted-average number of common shares outstanding used in the computation of basic income per share	379,374,109	382,958,797
Dilutive effect of stock options	4,223	—
Dilutive effect of RSUs	2,310,041	3,823,127
Dilutive effect of Top-up Rights – market price	110,915	181,761
Weighted-average number of common shares for computation of diluted income from continuing operations per share	381,799,288	386,963,685
Diluted income per share	$0.04	$0.02
For the three months ended March 31, 2026 and 2025, total securities of 1,288,578 and 18,273,597, respectively, were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive.
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

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$821,856	$—	$—	$821,856
Other investments(i)(ii)	1,447	3,752	—	5,199

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$791,794	$—	$—	$791,794
Other investments(i)(ii)	2,253	5,411	—	7,664
(i)As of March 31, 2026 and December 31, 2025, the Company’s influence on Vitura is deemed non-significant and the investment is considered an equity security with a readily determinable fair value. See Note 3 “Investments” for further information.
(ii)As of March 31, 2026 and December 31, 2025, the fair value of the Company’s warrants in High Tide is estimated using a Black-Scholes model with key inputs including share price and volatility of High Tide common shares, the risk-free rate and the remaining term of the High Tide Warrant. See Note 3 “Investments” for further information.
There were no transfers between fair value categories during the periods presented.
14. Related Party Transactions
(a)Vendor Agreement
In November 2022, the Company entered into an agreement with an external vendor whereby the vendor would provide certain manufacturing services to the Company. The vendor then subcontracted out a portion of those services to another company whose chief executive officer is an immediate family member of an executive of the Company. In November 2023, the Company negotiated a direct contract with the related-party vendor. In April 2026, subsequent to the period end, this vendor restructured its management team and, as a result, the vendor no longer meets the definition of a related party to the Company.

	Three months ended March 31,
	2026	2025
Related party – purchases of products and services	$557	$189
The Company had outstanding accounts payable related to the agreement of $248 and $208 as of March 31, 2026 and December 31, 2025, respectively.
(b)Consulting Agreement
In connection with the Cronos GrowCo Transaction, Cronos GrowCo entered into a consulting services agreement with a consulting firm managed by a member of the group of investors holding the remaining 50% ownership of Cronos GrowCo, pursuant to which the consulting firm provides management services to Cronos GrowCo. During the three months ended March 31, 2026 and 2025, the Company incurred $437 and $209 of expense under this agreement. As of both March 31, 2026 and December 31, 2025, the Company had no outstanding payables related to this agreement.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
15. Subsequent Events
Share Repurchase Authorization
On May 8, 2026, the Board unanimously authorized a share repurchase program of up to $50,000, which is intended to succeed the Company’s existing share repurchase program upon its scheduled expiration on May 13, 2026. The share repurchase program is expected to commence on May 14, 2026, and terminate on May 13, 2027, unless earlier terminated. Repurchases under the program may be made from time to time, either through open market purchases at then-prevailing market prices through the facilities of the Nasdaq Global Market or other U.S. published markets, privately negotiated transactions or otherwise. Open market repurchases will be limited to 5% of the number of common shares outstanding as of the applicable measurement time, the maximum amount permitted by applicable Canadian securities laws. The timing and amount of repurchases are subject to market conditions, compliance with applicable laws and regulations and any other factors management of the Company may deem relevant. The program does not obligate Cronos to acquire any specific dollar amount or number of shares and may be modified, suspended, or discontinued at any time.
The Company intends to fund repurchases using available cash resources. All shares repurchased under this program will be retired and cancelled upon settlement. As a result, the repurchased shares will be removed from issued and outstanding share capital, reducing the number of shares outstanding. The value of the retired shares will be charged against share capital and additional paid-in capital and, if necessary, to retained earnings, in accordance with ASC 505-30.
Pending Acquisition
On December 9, 2025, the Company entered into a definitive share sale and purchase agreement (the “SPA”) to acquire all of the issued and outstanding shares of CanAdelaar, one of ten licensed cannabis producers participating in the Dutch Controlled Cannabis Supply Chain Experiment.
On May 8, 2026, the Company entered into an amendment to the SPA pursuant to which the parties agreed to extend the Long Stop Date (as defined in the SPA) for closing of the acquisition from June 9, 2026 to September 9, 2026. The extension provides additional time to satisfy certain closing conditions, including obtaining required regulatory clearances in the Netherlands, receipt of confirmations relating to CanAdelaar’s licenses and completion of the Bibob review (a background check conducted by Dutch authorities). No other material changes were made to the terms of the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read together with other information, including the Company’s condensed consolidated financial statements and the related notes to those statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (this “Quarterly Report”), consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), Part I, Item 1A, Risk Factors, of the Annual Report and Part II, Item 1A, Risk Factors, of this Quarterly Report.
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
•expectations related to the conflict involving the United States, Israel, Hamas, Hezbollah, Houthis, Iran, Iran’s proxies and other stakeholders in the region (the “Middle East Conflict”) and its impact on our operations in Israel, the supply of product in the market and the demand for product by medical patients in Israel, as well as any regional or global escalations and their impact to global commerce and stability;
•expectations related to markets outside of Canada and Israel, and our ability to successfully distribute the PEACE NATURALS® brand in those markets;
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
•expectations related to transaction by which we obtained majority control of the board of directors of Cronos GrowCo (the “Cronos GrowCo Transaction”), which qualified as a business combination under Accounting Standards Codification (“ASC”) 805, and the expansion of Cronos GrowCo’s purpose-built cultivation and processing facilities and any additional supply or growth opportunities (including in the wholesale market) provided thereby;
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
•expectations related to the impact of the renewed share repurchase program that was authorized on May 8, 2026, including the timing and amount of repurchases;
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
•our ability to successfully create, launch and scale brands and cannabis products;
•expectations related to the differentiation of our products, including through the utilization of rare cannabinoids;
•the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, including CBD and other cannabinoids;
•laws and regulations and any amendments thereto applicable to our business and the impact thereof, including uncertainty regarding the application of U.S. state and federal law to cannabis and U.S. hemp (including CBD and other U.S. hemp-derived cannabinoids) products and the scope of any regulations by the U.S. Department of Health and Human Services (“HHS”), U.S. Food and Drug Administration (the “FDA”), the U.S. Drug Enforcement Administration (the “DEA”), the U.S. Federal Trade Commission (the “FTC”), the U.S. Patent and Trademark Office (the “PTO”) and any state equivalent regulatory agencies over cannabis and U.S. hemp (including CBD and other U.S. hemp-derived cannabinoids) products, including the final order issued by the U.S. Department of Justice (the “DOJ”) in April 2026, which moved certain categories of medical marijuana products from Schedule I to Schedule III of the U.S. Controlled Substances Act and any future actions that may be taken or considered by the DOJ or other government agencies;
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

The Forward-Looking Statements contained herein are based upon certain material assumptions that were applied in drawing a conclusion or making a forecast or projection, including: (i) our ability to effectively navigate developments related to the Anti-Dumping Investigation and the proposed anti-dumping duty to which the Company’s imports would be subject and its impact on our operations in Israel; (ii) our ability to effectively navigate developments related to the Middle East Conflict and its impact on our employees and operations in Israel, the supply of product in the market and demand for product by medical patients in Israel; (iii) our ability to efficiently and effectively distribute our PEACE NATURALS® brand in markets outside of Canada and Israel; (iv) expectations related to the impact of our decision to exit our U.S. hemp-derived cannabinoid product operations; (v) our ability to realize the expected cost-savings, efficiencies and other benefits of our Realignment and other announced cost-cutting measures and employee turnover related thereto; (vi) our ability to efficiently and effectively manage our operations at our Peace Naturals Campus; (vii) our ability to efficiently and effectively acquire raw materials on a timely and cost-effective basis from third parties or Cronos GrowCo; (viii) our ability to realize the expected benefits related to the expansion of Cronos GrowCo’s purpose-built cannabis facility (including the quantity and quality of any additional supply provided thereby and the stability of pricing and demand with respect to such supply) and the ability of Cronos GrowCo to repay the credit facility provided by Cronos; (ix) High Tide’s ability to repay the High Tide Loan, the performance of the High Tide Loan and the High Tide Warrant, and our ability to realize benefits related to the performance of the High Tide Warrant; (x) our ability to complete the acquisition of CanAdelaar on the terms and within the timelines anticipated, including the timely receipt of required regulatory approvals and the satisfaction of other closing conditions, and our ability to realize any expected benefits, synergies and operational performance associated with such acquisition; (xi) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our business combinations and strategic investments; (xii) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (xiii) government regulation of our activities and products including, but not limited to, the areas of cannabis taxation and environmental protection; (xiv) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (xv) consumer interest in and the scalability of our products; (xvi) our ability to differentiate our products, including through the utilization of rare cannabinoids; (xvii) competition; (xviii) anticipated and unanticipated costs; (xix) our ability to generate cash flow from operations; (xx) our ability to conduct operations in a safe, efficient and effective manner; (xxi) our ability to hire and retain qualified staff and acquire equipment and services in a timely and cost-efficient manner; (xxii) our ability to complete planned dispositions and, if completed, obtain our anticipated sales price; (xxiii) general economic, financial market, regulatory and political conditions in which we operate; (xxiv) management’s perceptions of historical trends, current conditions and expected future developments; and (xxv) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.

By their nature, Forward-Looking Statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct, and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the Forward-Looking Statements in this Quarterly Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, negative impacts on our business and operations in Israel due to the Anti-Dumping Investigation, including that we may not be able to produce, import or sell our products in Israel as a result thereof; negative impacts on our employees, business and operations in Israel due to the Middle East Conflict, including that we may not be able to produce, import or sell our products or protect our people or facilities in Israel during the Middle East Conflict, the supply of product in the market and the demand for product by medical patients in Israel, and inflationary pressures and related increases in input, production, transportation and other operating costs, as well as potential impacts on consumer purchasing power; that we may not be able to successfully maintain or expand distribution of our products in our markets outside of Canada or Israel or generate meaningful revenue in those markets; that we may be unable to further streamline our operations and expenses; that we may not be able to effectively and efficiently re-enter the U.S. market in the future; that we may not be able to access raw materials on a timely and cost-effective basis from third parties or Cronos GrowCo; that the expected benefits of the expansion of Cronos GrowCo’s purpose-built cannabis facility (including any additional supply provided thereby) may not be fully realized within a reasonable time or at all or that Cronos GrowCo may not be able to repay its borrowings under the credit facility provided by Cronos; that the expected benefits of the High Tide Warrant and the High Tide Loan may not be fully realized within a reasonable time or at all or that High Tide may not be able to repay its borrowings under the High Tide Loan; that we may not be able to consummate our planned acquisition of CanAdelaar on the anticipated timeline or at all; the military conflict between Russia and Ukraine may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; the risk that cost savings and any other synergies from the Altria Investment may not be fully realized or may take longer to realize than expected; failure to execute key personnel changes; that our Realignment and our further leveraging of our strategic partnerships will not result in the expected cost-savings, efficiencies and other benefits or will result in greater than anticipated turnover in personnel; that we may not be able to efficiently and effectively manage our operations, and any changes thereto, at our Peace Naturals Campus; lower levels of revenues; the lack of consumer demand for or our inability or challenges in successfully scaling our products; our inability to manage disruptions in credit markets; unanticipated future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; failure to realize expected growth opportunities; the lack of cash flow necessary to execute our business plan (either within the expected timeframe or at all); difficulty raising capital; the potential adverse effects of judicial, regulatory or other proceedings, or threatened litigation or proceedings, on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the unexpected effects of actions of third parties such as competitors, activist investors or federal (including U.S. federal), state, provincial, territorial or local regulatory authorities or self-regulatory organizations; adverse changes in regulatory requirements in relation to our business and products; our failure to improve our internal control environment and our systems, processes and procedures; and the factors discussed under Part II, Item 1A “Risk Factors” in this Quarterly Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on Forward-Looking Statements.
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
Foreign currency exchange rates
All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of March 31, 2026, March 31, 2025, and December 31, 2025. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The condensed consolidated statements of net income (loss) and comprehensive income (loss) and condensed consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period as reported on Bloomberg.
The exchange rates used to translate from Canadian dollars (“C$”) to dollars are shown below:

(Exchange rates are shown as C$ per $)	As of
	March 31, 2026	March 31, 2025	December 31, 2025
Spot rate	1.3916	1.4393	1.3698
Year-to-date average rate	1.3720	1.4356	N/A
The exchange rates used to translate from New Israeli Shekels (“ILS”) to dollars are shown below:

(Exchange rates are shown as ILS per $)	As of
	March 31, 2026	March 31, 2025	December 31, 2025
Spot rate	3.1441	3.7191	3.1863
Year-to-date average rate	3.1240	3.6145	N/A

Business Overview
Cronos is a global cannabis company focused on scaling leading consumer goods products through research and development and innovation. With a passion to responsibly elevate the consumer experience, Cronos is building an iconic brand portfolio. Cronos’ diverse international brand portfolio includes Spinach®, PEACE NATURALS®, LIT™ and Lord Jones®.
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
Recent Developments
CanAdelaar Acquisition
On December 9, 2025, the Company entered into a definitive share sale and purchase agreement (the “SPA”) to acquire all of the issued and outstanding shares of CanAdelaar, one of ten licensed cannabis producers participating in the Dutch Controlled Cannabis Supply Chain Experiment.
On May 8, 2026, the Company entered into an amendment to the SPA pursuant to which the parties agreed to extend the Long Stop Date (as defined in the SPA) for closing of the acquisition from June 9, 2026 to September 9, 2026. The extension provides additional time to satisfy certain closing conditions, including obtaining required regulatory clearances in the Netherlands, receipt of confirmations relating to CanAdelaar’s licenses and completion of the Bibob review (a background check conducted by Dutch authorities). No other material changes were made to the terms of the transaction.
The Company expects the acquisition to close in the summer of 2026.
Conflict in Middle East
The Middle East Conflict, including the recent escalation involving the United States, Israel and Iran, has contributed to increased energy and shipping costs. While the impact of these cost increases on the Company’s results for the three months ended March 31, 2026, was not material, the Company expects such cost pressures to have an adverse effect on gross margins in the second quarter of 2026. The Company is monitoring these impacts and pursuing mitigation efforts through supply chain optimization and cost reduction initiatives.
U.S. Marijuana Scheduling Developments
In April 2026, the DOJ announced a final rule placing certain FDA-approved marijuana products and marijuana products subject to qualifying state medical marijuana licenses in Schedule III of the U.S. Controlled Substances Act and announced a new administrative hearing process regarding the broader proposed rescheduling of marijuana. The Company continues to monitor these developments and assess whether they may have any implications for its business.

Consolidated Results of Operations
The tables below set forth our condensed consolidated results of operations, expressed in thousands of U.S. dollars for the periods presented. Our condensed consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods.

	Three months ended March 31,
	2026	2025
Net revenue, before excise taxes	$58,965	$41,898
Excise taxes	(13,755)	(9,636)
Net revenue	45,210	32,262
Cost of sales	25,392	18,528
Inventory write-down	665	—
Gross profit	19,153	13,734
Operating expenses
Sales and marketing	5,615	4,565
Research and development	1,413	793
General and administrative	11,736	9,309
Restructuring costs	484	555
Share-based compensation	1,313	2,088
Depreciation and amortization	425	496
Total operating expenses	20,986	17,806
Operating loss	(1,833)	(4,072)
Other income	19,972	11,340
Income tax provision (benefit)	2,428	(455)
Net income	15,711	7,723
Net income attributable to non-controlling interest	1,959	1,601
Net income attributable to Cronos Group	$13,752	$6,122
Summary of select financial results

	Three months ended March 31,		Change
	2026	2025	$	%
Net revenue	$45,210	$32,262	$12,948	40%
Cost of sales	25,392	18,528	6,864	37%
Inventory write-down	665	—	665	N/A
Gross profit	19,153	$13,734	5,419	39%
Gross margin(i)	42%	43%	N/A	(1) pp
(i)Gross margin is defined as gross profit divided by net revenue.
Net revenue
For the three months ended March 31, 2026, we reported consolidated net revenue of $45.2 million, representing an increase of $12.9 million from the three months ended March 31, 2025. The increase was primarily due to higher cannabis flower sales in Israel and other countries, which carry no excise taxes, and higher cannabis extract and flower sales in the Canadian market.
Cost of sales
For the three months ended March 31, 2026, we reported consolidated cost of sales of $25.4 million, representing an increase of $6.9 million from the three months ended March 31, 2025. The increase was primarily due to higher sales volumes in the period. For the three months ended March 31, 2025, we recognized $0.5 million of inventory step-up from the Cronos GrowCo Transaction into cost of sales. No such costs were recognized for the three months ended March 31, 2026.

Inventory write-down
For the three months ended March 31, 2026, we reported inventory write-down of $0.7 million, representing an increase of $0.7 million from the three months ended March 31, 2025. The current year write-downs relate to unusable inventory that was scrapped in the period. There were no such write-downs for the three months ended March 31, 2025.
Gross profit
For the three months ended March 31, 2026, we reported gross profit of $19.2 million, representing an increase of $5.4 million from the three months ended March 31, 2025. The increase was primarily due to higher average sales prices, largely driven by a mix shift to Israel and other countries, which carry no excise taxes, and higher sales volumes. For the three months ended March 31, 2025, gross profit was reduced by $0.5 million as a result of the impact of the inventory step-up from the Cronos GrowCo Transaction that was recorded into cost of sales. No such costs were recognized for the three months ended March 31, 2026.
Operating expenses

	Three months ended March 31,		Change
	2026	2025	$	%
Sales and marketing	$5,615	$4,565	$1,050	23%
Research and development	1,413	793	620	78%
General and administrative	11,736	9,309	2,427	26%
Restructuring costs	484	555	(71)	(13)%
Share-based compensation	1,313	2,088	(775)	(37)%
Depreciation and amortization	425	496	(71)	(14)%
Total operating expenses	$20,986	$17,806	$3,180	18%
Sales and marketing
For the three months ended March 31, 2026, sales and marketing expenses were $5.6 million, representing an increase of $1.1 million compared to the three months ended March 31, 2025. The increase was primarily due to higher marketing expenses and salaries and benefits.
Research and development
For the three months ended March 31, 2026, research and development expenses were $1.4 million, representing an increase of $0.6 million compared to the three months ended March 31, 2025. The increase was primarily due to higher product development costs and salaries and benefits.
General and administrative
For the three months ended March 31, 2026, general and administrative expenses were $11.7 million, representing an increase of $2.4 million from the three months ended March 31, 2025. The increase was primarily due to higher salaries and benefits, transaction costs related to the pending CanAdelaar acquisition, and restatement litigation costs, partially offset by lower anti-dumping costs.
Restructuring costs
For the three months ended March 31, 2026, restructuring costs were $0.5 million, representing a decrease of $0.1 million from the three months ended March 31, 2025. For further information, see Note 7 “Restructuring” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Share-based compensation
For the three months ended March 31, 2026, share-based compensation expense was $1.3 million, representing a decrease of $0.8 million from the three months ended March 31, 2025. The decrease was primarily due to lower average amounts of share-based compensation awards outstanding.
Depreciation and amortization
For the three months ended March 31, 2026, depreciation and amortization expenses were $0.4 million, representing a decrease of $0.1 million from the three months ended March 31, 2025. The decrease was primarily due to lower amortization of intangible assets, partially offset by higher depreciation of property, plant and equipment.

Other income and income tax expense (benefit)

	Three months ended March 31,		Change
	2026	2025	$	%
Interest income, net	$8,853	$9,665	$(812)	(8)%
Gain (loss) on revaluation of financial instruments	(2,484)	49	(2,533)	N/M
Foreign currency gain	13,699	1,583	12,116	765%
Change in allowance for credit loss on non-operating loan	(106)	—	(106)	N/A
Other, net	10	43	(33)	(77)%
Total other income	19,972	11,340	8,632	76%
Income tax provision (benefit)	2,428	(455)	2,883	N/M
Net income	15,711	$7,723	7,988	103%
(i)“N/M” is defined as not meaningful.
Interest income, net
For the three months ended March 31, 2026, interest income, net was $8.9 million, representing a decrease of $0.8 million from the three months ended March 31, 2025. The decrease in net interest income was primarily due to lower interest rates in the current period, partially offset by interest on our High Tide Loan.
Gain (loss) on revaluation of financial instruments
For the three months ended March 31, 2026, the loss on revaluation of financial instruments was $2.5 million, representing a deterioration of $2.5 million from the three months ended March 31, 2025. The change was primarily related to the change in fair value of our High Tide Warrant and our investment in Vitura Health Limited (“Vitura”). For further information, see Note 3 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Foreign currency gain
For the three months ended March 31, 2026, foreign currency gain was $13.7 million, representing an improvement of $12.1 million from the three months ended March 31, 2025. The change was primarily due to the strengthening of the U.S. dollar compared to the Canadian dollar impacting the revaluation of certain foreign currency-denominated cash equivalents and short-term investments held in Canada, as well as the strengthening of the New Israeli Shekel compared to the Canadian dollar impacting the revaluation of certain foreign currency-denominated intercompany loans anticipated to be settled in the foreseeable future.
Change in allowance for credit loss on non-operating loan
For the three months ended March 31, 2026, change in allowance for credit loss on non-operating loan was $0.1 million. There was no such activity during the three months ended March 31, 2025. The expense relates to the change in the allowance for credit loss on the High Tide Loan. For further information, see Note 4 “Loans Receivable, net.”
Other, net
For the three months ended March 31, 2026, other, net primarily related to non-operating rental income. For the three months ended March 31, 2025, other, net primarily related to gains and losses on the disposal of assets.
Income tax provision (benefit)
For the three months ended March 31, 2026, income tax provision was $2.4 million, compared to a benefit of $0.5 million for the three months ended March 31, 2025. The increased expense was primarily due to decreased net operating loss utilization compared to the three months ended March 31, 2025.
Net income
For the three months ended March 31, 2026, net income was $15.7 million, compared to net income of $7.7 million for the three months ended March 31, 2025. The improvement in net income was primarily due to higher gross profit and other income, partially offset by higher operating expenses.

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
Adjusted EBITDA
Management reviews Adjusted EBITDA, a non-GAAP measure, which excludes non-cash items and items that do not reflect management’s assessment of ongoing business performance. Management defines Adjusted EBITDA as net income (loss) before interest, tax expense (benefit), depreciation and amortization adjusted for: share of (income) loss from equity method investments; impairment loss on goodwill and intangible assets; impairment loss on long-lived assets; (gain) loss on revaluation of derivative liabilities; (gain) loss on revaluation of financial instruments; gain on revaluation of loan receivable; gain on revaluation of equity method investment; transaction costs related to strategic projects; loss on held-for-sale assets; impairment loss on other investments; foreign currency transaction (gain) loss; other, net; loss from discontinued operations; change in allowance for credit loss on non-operating loan; restructuring costs; inventory write-downs resulting from restructuring actions; share-based compensation; costs related to the Israel Ministry of Economy and Industry dumping inquiry; purchase accounting adjustment-related inventory step-up adjustments recorded through cost of sales; and restatement litigation costs and reserves related to the restatements of our 2019 and 2021 interim financial statements (the “Restatements”), including the costs related to the settlement of the SEC’s and the OSC’s investigations of the Restatements and legal costs of defending shareholder class action complaints brought against us as a result of the 2019 restatement (see Note 10(b) “Contingencies,” to the condensed consolidated financial statements under Item 1 of this Quarterly Report for a discussion of the shareholder class action complaints relating to the restatement of the 2019 interim financial statements and the settlement of the SEC’s and the OSC’s investigations of the Restatements). Results are reported as total consolidated results, reflecting our reporting structure of one reportable segment.
Management believes that Adjusted EBITDA provides useful insight into underlying business trends and results and facilitates comparison of period-over-period results. Management uses Adjusted EBITDA for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets.
Beginning in 2025, the Company modified the composition of Adjusted EBITDA to exclude the impact of the provision for expected credit losses recognized under ASC 326 solely with respect to the High Tide Loan (see Note 4 “Loans Receivable, net” to the condensed consolidated financial statements under Item 1 of this Quarterly Report for further information). Management determined that excluding this non-cash provision provides investors with additional insight into period-over-period operating performance by isolating credit-risk movements unrelated to the Company’s core operations.
Management believes that this change provides additional information regarding the Company’s ongoing operational results and enhances comparability with peers that do not routinely extend credit to third parties. This change does not affect the Company’s GAAP financial statements.

The following tables set forth a reconciliation of Net income as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated:

Three months ended March 31, 2026
Net income	$15,711
Interest income, net	(8,853)
Income tax provision	2,428
Depreciation and amortization	3,727
EBITDA	13,013
Loss on revaluation of financial instruments(i)	2,484
Foreign currency transaction gain	(13,699)
Transaction costs(ii)	959
Other, net(iii)	(10)
Restructuring costs(iv)	484
Share-based compensation(v)	1,313
Restatement litigation costs(vi)	411
Israel Ministry of Economy and Industry dumping inquiry expense(vii)	18
Change in allowance for credit loss on non-operating loan(viii)	106
Adjusted EBITDA	$5,079

Three months ended March 31, 2025
Net income	$7,723
Interest income, net	(9,665)
Income tax benefit	(455)
Depreciation and amortization	2,840
EBITDA	443
Gain on revaluation of financial instruments(i)	(49)
Foreign currency transaction gain	(1,583)
Transaction costs(ii)	40
Other, net(iii)	(43)
Restructuring costs(iv)	555
Share-based compensation(v)	2,088
Restatement litigation costs(vi)	47
Israel Ministry of Economy and Industry dumping inquiry expense(vii)	274
Inventory step-up recorded to cost of sales(ix)	517
Adjusted EBITDA	$2,289

(i)For the three months ended March 31, 2026, the loss on revaluation of financial instruments was driven by a loss related to the Company’s High Tide Warrant and the Company’s equity securities in Vitura. For the three months ended March 31, 2025, the gain on revaluation of financial instruments related primarily to the revaluation of the Company’s DSU liability, partially offset by a loss on the Company’s equity securities in Vitura.
(ii)For the three months ended March 31, 2026, transaction costs represented fees related to the pending acquisition of CanAdelaar. For the three months ended March 31, 2025, transaction costs represented legal, financial and other advisory fees and expenses incurred in connection with the Cronos GrowCo Transaction. These costs are included in general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
(iii)For the three months ended March 31, 2026, other, net related to rental income. For the three months ended March 31, 2025 other, net related to (gain) loss on disposal of assets and (gain) loss on revaluation of derivative liabilities.
(iv)For the three months ended March 31, 2026 and 2025, restructuring costs related to employee-related severance costs and IT infrastructure and finance transformation costs associated with the Realignment, as described in Note 7 “Restructuring.”
(v)For the three months ended March 31, 2026, share-based compensation related to the expenses of share-based compensation awarded to employees and DSUs issued to our Board of Directors, each under the Company’s share-based award plans, as described in Note 8 “Share-based Compensation.” For the three months ended March 31, 2025, share-based compensation related to the expenses of share-based compensation awarded to employees under the Company’s share-based award plans, as described in Note 8 “Share-based Compensation.”

(vi)For the three months ended March 31, 2026 and 2025, restatement litigation costs included legal costs incurred defending shareholder class action complaints brought against the Company as a result of the 2019 restatement.
(vii)For the three months ended March 31, 2026 and 2025, Israel Ministry of Economy and Industry dumping inquiry expense included expenditures relating to the regulatory inquiry about alleged dumping of medical cannabis products in Israel and related litigation and external relations expenses.
(viii)For the three months ended March 31, 2026, change in allowance for credit loss on non-operating loan represents the allowance recognized on the High Tide loan receivable, as described in Note 4, “Loans Receivable, net.”
(ix)For the three months ended March 31, 2025, inventory step-up recorded to cost of sales represents the portion of the inventory step-up from the Cronos GrowCo Transaction that was recorded through the condensed consolidated statements of income (loss) and comprehensive income (loss).
For the three months ended March 31, 2026, Adjusted EBITDA was $5.1 million, representing an improvement of $2.8 million from the three months ended March 31, 2025. The improvement was primarily due to higher gross profit, partially offset by higher operating expenses due to higher sales and marketing, general and administrative, and research and development costs.
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
The following table sets forth a reconciliation of Gross profit and Gross margin, each as determined in accordance with U.S. GAAP, to Adjusted Gross Profit and Adjusted Gross Margin, respectively, for the periods indicated:

(in thousands of USD)	Three months ended March 31,		Change
	2026	2025	$	%
Net revenue	$45,210	$32,262	$12,948	40%

Gross profit	$19,153	$13,734	$5,419	39%
Inventory step-up recorded to cost of sales	—	517	(517)	N/A
Adjusted Gross Profit	$19,153	$14,251	$4,902	34%

Gross margin(i)	42%	43%	N/A	(1) pp
Adjusted Gross Margin(ii)	42%	44%	N/A	(2) pp
(i)Gross margin is defined as gross profit divided by net revenue.
(ii)Adjusted Gross Margin is defined as Adjusted Gross Profit divided by net revenue.
For the three months ended March 31, 2026, Adjusted Gross Profit was $19.2 million, representing an increase of $4.9 million from the three months ended March 31, 2025. The increase was primarily due to higher average sales prices, largely driven by a mix shift to Israel and other countries, which carry no excise taxes, and higher sales volumes.
Constant Currency
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for net revenue, gross profit, gross profit margin, operating expenses, net income (loss) and Adjusted EBITDA for the three months ended March 31, 2026, as well as cash and cash equivalents and short-term investment balances as of March 31, 2026 compared to December 31, 2025, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the three month comparative period in 2025, rather than the actual average exchange rates in effect during the respective current period; constant currency current and prior comparative balance sheet information is translated at the prior year-end spot rate rather than the current period spot rate. All growth comparisons relate to the corresponding period in 2025. We have provided this non-GAAP financial information to aid investors in better understanding the performance of our operations. The non-GAAP financial measures presented in this Quarterly Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP. See further discussion on foreign currency risk as noted in Item 3 “Quantitative and Qualitative Disclosures About Market Risk.”

The table below sets forth certain measures of consolidated results from continuing operations on a constant currency basis for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 as well as cash and cash equivalents and short-term investments as of March 31, 2026 and December 31, 2025, both on an as-reported and constant currency basis (in thousands):

	As Reported				As Adjusted for Constant Currency
	Three months ended March 31,		As Reported Change		Three months ended March 31,	Constant Currency Change
	2026	2025	$	%	2026	$	%
Net revenue	$45,210	$32,262	$12,948	40%	$41,913	$9,651	30%
Gross profit	19,153	13,734	5,419	39%	17,588	3,854	28%
Gross margin	42%	43%	N/A	(1) pp	42%	N/A	(1) pp

Operating expenses	20,986	17,806	3,180	18%	20,005	2,199	12%
Net income	15,711	7,723	7,988	103%	14,809	7,086	92%
Adjusted EBITDA	$5,079	$2,289	$2,790	122%	$4,153	$1,864	81%

	As of March 31,	As of December 31,	As Reported Change		As of March 31,	Constant Currency Change
	2026	2025	$	%	2026	$	%
Cash and cash equivalents	$821,856	$791,794	$30,062	4%	$822,316	$30,522	4%
Short-term investments	—	40,000	(40,000)	N/A	—	(40,000)	N/A
Total cash and cash equivalents and short-term investments	$821,856	$831,794	$(9,938)	(1)%	$822,316	$(9,478)	(1)%
Net revenue

	As Reported				As Adjusted for Constant Currency
	Three months ended March 31,		As Reported Change		Three months ended March 31,	Constant Currency Change
	2026	2025	$	%	2026	$	%
Cannabis flower	$33,734	$23,344	$10,390	45%	$30,972	$7,628	33%
Cannabis extracts	11,457	8,608	2,849	33%	10,923	2,315	27%
Other	19	310	(291)	(94)%	18	(292)	(94)%
Net revenue	$45,210	$32,262	$12,948	40%	$41,913	$9,651	30%

	As Reported				As Adjusted for Constant Currency
	Three months ended March 31,		As Reported Change		Three months ended March 31,	Constant Currency Change
	2026	2025	$	%	2026	$	%
Canada	$25,351	$20,130	$5,221	26%	$24,221	$4,091	20%
Israel	14,151	9,229	4,922	53%	12,240	3,011	33%
Other countries	5,708	2,903	2,805	97%	5,452	2,549	88%
Net revenue	$45,210	$32,262	$12,948	40%	$41,913	$9,651	30%

For the three months ended March 31, 2026, net revenue on a constant currency basis was $41.9 million, representing a 30% increase from the three months ended March 31, 2025. On a constant currency basis, net revenue increased for the three months ended March 31, 2026, primarily due to higher cannabis flower sales in Israel and other countries, which carry no excise taxes, and higher cannabis extract and flower sales in the Canadian market.

Gross profit
For the three months ended March 31, 2026, gross profit on a constant currency basis was $17.6 million, representing a 28% increase from the three months ended March 31, 2025. On a constant currency basis, gross profit increased for the three months ended March 31, 2026, primarily due to higher average sales prices, largely driven by a mix shift to Israel and other countries, which carry no excise tax, higher sales volumes, and the impact of the inventory step-up from the Cronos GrowCo Transaction recognized in the three months ended March 31, 2025. For the three months ended March 31, 2025, we recognized $0.5 million of inventory step-up from the Cronos GrowCo Transaction in cost of sales. No such costs were recognized for the three months ended March 31, 2026.
Operating expenses
For the three months ended March 31, 2026, operating expenses on a constant currency basis were $20.0 million, representing a 12% increase from the three months ended March 31, 2025. On a constant currency basis, operating expenses increased for the three months ended March 31, 2026, primarily due to higher salaries and benefits, transaction costs and product development costs, partially offset by lower share-based compensation expense.
Net income
For the three months ended March 31, 2026, net income on a constant currency basis was $14.8 million, representing an increase in net income of $7.1 million from the three months ended March 31, 2025. On a constant currency basis, the improvement in net income for the three months ended March 31, 2026, was primarily due to higher gross profit and other income, partially offset by higher operating expenses.
Adjusted EBITDA
For the three months ended March 31, 2026, Adjusted EBITDA on a constant currency basis was $4.2 million, representing a $1.9 million improvement from the three months ended March 31, 2025. The improvement in Adjusted EBITDA for the three months ended March 31, 2026 on a constant currency basis was driven by higher gross profit, partially offset by higher operating expenses due to higher sales and marketing, general and administrative, and research and development costs.
Cash and cash equivalents & short-term investments
Cash and cash equivalents and short-term investments on a constant currency basis decreased 1% to $822.3 million as of March 31, 2026, from $831.8 million as of December 31, 2025. The decrease in cash and cash equivalents and short-term investments on a constant currency basis is primarily due to repurchases of common stock, purchases of property, plant and equipment, and withholding taxes paid on share-based awards, partially offset by positive cash from operating activities.
Liquidity and Capital Resources
As of March 31, 2026, we had $822 million in cash and cash equivalents and no short-term investments. We believe that the existing cash and cash equivalents will be sufficient to fund the business operations and capital expenditures over the next twelve months. The following table summarizes the cash flows from operating, investing and financing activities:

(In thousands of U.S. dollars)	Three months ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$10,898	$(2,096)
Net cash provided by (used in) investing activities	38,029	(55,356)
Net cash used in financing activities	(18,268)	(2,930)
Effect of foreign currency translation on cash and cash equivalents	(597)	(604)
Net change in cash	$30,062	$(60,986)
Comparison of cash flows between the three months ended March 31, 2026 and the three months ended March 31, 2025
Operating activities
During the three months ended March 31, 2026, we generated $10.9 million of cash from operating activities as compared to $2.1 million of cash used in the three months ended March 31, 2025, representing an increase in cash generated of $13.0 million. This change is primarily driven by decreases in accounts receivable, prepaids and other current assets, and other receivables, as well as a lower decrease in accrued liabilities compared to the three months ended March 31, 2025. These were partially offset by a $1.8 million decrease in net income after adjusting for non-cash items during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, and a lower decrease to interest receivable.

Investing activities
During the three months ended March 31, 2026, we generated $38.0 million of cash from investing activities, compared to $55.4 million of cash used in investing activities during the three months ended March 31, 2025, representing a change of $93.4 million. This change was driven by the maturity of $40.0 million of short-term investments and lower capital expenditures during the three months ended March 31, 2026, compared to the purchase of $40.0 million of short-term investments during the three months ended March 31, 2025.
Financing activities
During the three months ended March 31, 2026, cash used in financing activities was $18.3 million, compared to $2.9 million of cash used in financing activities during the three months ended March 31, 2025, representing an increase in cash used of $15.3 million. This change is primarily driven by $16.7 million of share repurchases, partially offset by a decrease in withholding taxes paid on share-based awards during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Share Repurchase Program
On May 7, 2025, the Company’s Board of Directors (the “Board”) authorized a share repurchase program of up to $50 million, but not to exceed 19,270,951 common shares, being 5% of the outstanding common shares as of May 7, 2025. The repurchase program commenced on May 14, 2025 and is expected to terminate on May 13, 2026 unless earlier terminated. In the three months ended March 31, 2026, we repurchased 6,365,700 common shares at costs of approximately $16.7 million, inclusive of commissions and excise taxes. As of March 31, 2026, the Company has repurchased a total of 10,785,181 common shares at costs of approximately $26.5 million, inclusive of commissions and excise taxes, under the repurchase program. Commissions and excise taxes do not reduce the Company’s remaining repurchase authorization. Accordingly, the Company has remaining authorization to repurchase up to $23.9 million of additional common shares, not to exceed the remaining 8,485,770 common shares authorized by the Board.
Subsequent to March 31, 2026, the Board authorized a new share repurchase program intended to succeed the Company’s existing share repurchase program. See Note 15, “Subsequent Events.”
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
For the three months ended March 31, 2026, Cronos GrowCo repaid an aggregate C$3.4 million ($2.5 million) and C$1.8 million ($1.3 million) in principal and interest, respectively, under the terms of the GrowCo Credit Facility.
As of March 31, 2026, Cronos GrowCo had repaid an aggregate C$39.3 million ($28.6 million) and C$38.2 million ($27.8 million) in principal and interest, respectively, under the terms of the GrowCo Credit Facility.
As of March 31, 2026, the closing balance of the GrowCo Credit Facility was C$127.7 million ($91.8 million).
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
A 10% change in the exchange rates for the Canadian dollar would have affected the carrying amount of the net assets by approximately $37.7 million and $40.5 million as of March 31, 2026 and December 31, 2025, respectively. The corresponding impact would be recorded in accumulated other comprehensive income. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains and losses could have a significant, and potentially adverse, effect on the Company’s results of operations.
During the three months ended March 31, 2026, the Company had foreign currency loss on translation of $17.9 million. During the three months ended March 31, 2025, the Company had foreign currency loss on translation of $3.1 million.
Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those which possess a short term to maturity. During the three months ended March 31, 2026 and 2025, we had interest income, net of $8.9 million and $9.7 million, respectively. A 10% decrease in the interest rate in effect on March 31, 2026 would not have a material effect on the fair value of our cash equivalents and short-term investments as the majority of the portfolio had a maturity date of three months or less. A 10% decrease in the interest rate in effect for the three months ended March 31, 2026 would have an effect of $1.1 million on interest income, net earned on our cash equivalents and short-term investments.

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of March 31, 2026. Based on that evaluation, management has concluded that, as of March 31, 2026, the disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended March 31, 2026 was as follows (in thousands, except share and per share amounts):

Period	Number of shares purchased	Weighted average price per share	Purchased as part of publicly announced repurchase plan(i)	Approximate dollar value of shares that may yet be purchased on repurchase plan(i)	Approximate shares that may yet be purchased on repurchase plan
January 1, 2026 to January 31, 2026	1,436,939	$2.61	$3,875	$36,534	13,414,531
February 1, 2026 to February 28, 2026	1,465,978	2.63	3,935	32,683	11,948,553
March 1, 2026 to March 31, 2026	3,462,783	2.54	8,920	23,906	8,485,770
	6,365,700		$16,730
(i)On May 7, 2025, the Company was authorized by the Board to purchase up to $50,000 of the Company’s common shares under a share repurchase program announced on May 8, 2025. During the three months ended March 31, 2026, the Company repurchased $16,730 of its common shares, including $272 of excise taxes. The repurchase program is expected to terminate on May 13, 2026, unless earlier terminated. Subsequent to March 31, 2026, the Board authorized a new share repurchase program intended to succeed the Company’s existing share repurchase program. See Note 15, “Subsequent Events.”
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2026, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
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

Exhibit Number	Exhibit Index
3.1	Certificate of Continuance and Articles of Cronos Group Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Cronos Group Inc., filed on August 8, 2024).
10.1†*	Amended and Restated Executive Employment Agreement, dated April 1, 2024, by and among Cronos Israel G.S. Cultivation Ltd., the Company and Adam Wagner.
10.2†*	Letter Agreement, dated May 6, 2025, by and among Cronos Israel G.S. Cultivation Ltd., the Company and Adam Wagner.
10.3†*	Letter Agreement, dated October 31, 2025, by and among Cronos Israel G.S. Cultivation Ltd., the Company and Adam Wagner.
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

CRONOS GROUP INC.

	By:	/s/ Anna Shlimak
Anna Shlimak Chief Financial Officer and Principal Financial Officer
May 11, 2026

	By:	/s/ Jared Kenost
Jared Kenost Vice President, Controller and Principal Accounting Officer
May 11, 2026