Form 10-Q
period 2026-06-30
Cronos Group Inc.
filed 2026-08-06
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
or
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

As of August 3, 2026, there were 368,412,864 common shares of the registrant issued and outstanding.

Unless otherwise noted or the context indicates otherwise, references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to the “Company,” “Cronos Group,” “we,” “us” and “our” refer to Cronos Group Inc., its direct and indirect wholly owned subsidiaries and, if applicable, its joint ventures and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; the term “U.S. hemp” has the meaning given to the term “hemp” in the United States (“U.S.”) Agricultural Improvement Act of 2018 (the “2018 Farm Bill”), as amended by section 781 of Public Law 119-37 (effective November 12, 2026), including hemp-derived cannabidiol (“CBD”); and the term “U.S. Schedule I cannabis” means cannabis excluding U.S. hemp.
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

(Exchange rates are shown as C$ per $)	As of
	June 30, 2026	June 30, 2025	December 31, 2025
Spot rate	1.4196	1.3608	1.3698
Year-to-date average rate	1.3783	1.4094	N/A

(Exchange rates are shown as ILS per $)	As of
	June 30, 2026	June 30, 2025	December 31, 2025
Spot rate	2.9767	3.3683	3.1863
Year-to-date average rate	3.0373	3.5954	N/A
All summaries of agreements described herein are qualified by the full text of such agreements (certain of which have been filed as exhibits with the U.S. Securities and Exchange Commission).

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	4
Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025 (Unaudited)	5
Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2026 and 2025 (Unaudited)	6
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Cronos Group Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	As of June 30, 2026	As of December 31, 2025
Assets
Current assets
Cash and cash equivalents	$467,019	$791,794
Short-term investments	330,000	40,000
Accounts receivable, net	36,719	34,099
Interest receivable	3,982	8,654
Current income tax receivable	14,661	12,431
Other receivables	1,679	2,014
Inventory, net	52,701	46,750
Prepaids and other current assets	5,269	8,344
Total current assets	912,030	944,086
Non-current interest-bearing deposits	30,000	—
Other investments	4,527	7,664
Non-current portion of loans receivable, net	17,379	20,847
Property, plant and equipment, net	141,539	145,865
Right-of-use assets	1,282	1,422
Goodwill	64,146	66,478
Intangible assets, net	8,050	8,890
Deferred tax assets	907	1,888
Total assets	$1,179,860	$1,197,140
Liabilities
Current liabilities
Accounts payable	$17,423	$11,640
Income taxes payable	3,548	—
Accrued liabilities	35,231	36,210
Current portion of lease obligation	162	337
Total current liabilities	56,364	48,187
Non-current portion due to non-controlling interests	—	733
Non-current portion of lease obligation	1,133	1,172
Deferred tax liabilities	4,918	4,089
Total liabilities	62,415	54,181
Shareholders’ equity
Share capital and additional paid-in capital (no par value; authorized for issue as of June 30, 2026 and December 31, 2025: unlimited; shares outstanding as of June 30, 2026 and December 31, 2025: 370,726,047 and 381,592,969, respectively)	632,074	662,983
Retained earnings	492,319	447,756
Accumulated other comprehensive loss	(55,721)	(16,842)
Total equity attributable to shareholders of Cronos Group	1,068,672	1,093,897
Non-controlling interests	48,773	49,062
Total shareholders’ equity	1,117,445	1,142,959
Total liabilities and shareholders’ equity	$1,179,860	$1,197,140
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)
(In thousands of U.S. dollars, except share and per share amounts, unaudited)	Table of Contents

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net revenue, before excise taxes	$70,597	$44,252	$129,562	$86,150
Excise taxes	(17,590)	(10,797)	(31,345)	(20,433)
Net revenue	53,007	33,455	98,217	65,717
Cost of sales	24,168	18,865	49,560	37,393
Inventory write-down	388	86	1,053	86
Gross profit	28,451	14,504	47,604	28,238
Operating expenses
Sales and marketing	6,785	5,347	12,400	9,912
Research and development	1,215	929	2,628	1,722
General and administrative	10,803	10,536	22,539	19,845
Restructuring costs	308	768	792	1,323
Share-based compensation	1,557	1,381	2,870	3,469
Depreciation and amortization	379	867	804	1,363
Total operating expenses	21,047	19,828	42,033	37,634
Operating income (loss)	7,404	(5,324)	5,571	(9,396)
Other income (expense)
Interest income, net	8,816	8,997	17,669	18,662
Loss on revaluation of financial instruments	(615)	(640)	(3,099)	(591)
Foreign currency gain (loss)	20,219	(39,538)	33,918	(37,955)
Loss on held-for-sale assets	—	(2,501)	—	(2,501)
Change in allowance for credit loss on non-operating loan	(108)	—	(214)	—
Other, net	(2)	(1)	8	42
Total other income (expense)	28,310	(33,683)	48,282	(22,343)
Income (loss) before income taxes	35,714	(39,007)	53,853	(31,739)
Income tax provision (benefit)	51	(525)	2,479	(980)
Net income (loss)	35,663	(38,482)	51,374	(30,759)
Net income attributable to non-controlling interest	3,578	1,229	5,537	2,830
Net income (loss) attributable to Cronos Group	$32,085	$(39,711)	$45,837	$(33,589)

Comprehensive income
Net income (loss)	$35,663	$(38,482)	$51,374	$(30,759)
Other comprehensive income (loss)
Foreign exchange gain (loss) on translation	(23,062)	60,228	(41,007)	57,146
Comprehensive income	12,601	21,746	10,367	26,387
Comprehensive income attributable to non-controlling interests	2,319	3,412	3,409	4,855
Comprehensive income attributable to Cronos Group	$10,282	$18,334	$6,958	$21,532
Net income (loss) per share
Basic net income (loss) per share attributable to Cronos Group	$0.09	$(0.10)	$0.12	$(0.09)
Diluted net income (loss) per share attributable to Cronos Group	$0.09	$(0.10)	$0.12	$(0.09)
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity
For the six months ended June 30, 2026 and 2025
(In thousands of U.S. dollars, except share amounts, unaudited)

	Number of shares	Share capital and additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total shareholders’ equity
Balance as of December 31, 2025	381,592,969	$662,983	$447,756	$(16,842)	$49,062	$1,142,959
Activities relating to share-based compensation	1,031,438	787	(968)	—	—	(181)
Share repurchases	(6,365,700)	(16,730)	—	—	—	(16,730)
Net income	—	—	13,752	—	1,959	15,711
Foreign exchange loss on translation	—	—	—	(17,076)	(869)	(17,945)
Balance as of March 31, 2026	376,258,707	$647,040	$460,540	$(33,918)	$50,152	$1,123,814
Activities relating to share-based compensation	355,510	1,162	(306)	—	—	856
Share repurchases	(5,888,170)	(16,128)	—	—	—	(16,128)
Dividend paid to non-controlling interest	—	—	—	—	(3,698)	(3,698)
Net income	—	—	32,085	—	3,578	35,663
Foreign exchange loss on translation	—	—	—	(21,803)	(1,259)	(23,062)
Balance as of June 30, 2026	370,726,047	$632,074	$492,319	$(55,721)	$48,773	$1,117,445

	Number of shares	Share capital and additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of December 31, 2024	382,530,780	$669,879	$457,709	$(63,525)	$46,919	$1,110,982
Activities relating to share-based compensation	2,875,615	(843)	(15)	—	—	(858)
Net income	—	—	6,122	—	1,601	7,723
Foreign exchange loss on translation	—	—	—	(2,924)	(158)	(3,082)
Balance as of March 31, 2025	385,406,395	$669,036	$463,816	$(66,449)	$48,362	$1,114,765
Activities relating to share-based compensation	275,468	1,190	(25)	—	—	1,165
Share repurchases	(1,874,951)	(3,612)	—	—	—	(3,612)
Dividend paid to non-controlling interest	—	—	—	—	(3,858)	(3,858)
Net income (loss)	—	—	(39,711)	—	1,229	(38,482)
Foreign exchange gain on translation	—	—	—	58,045	2,183	60,228
Balance as of June 30, 2025	383,806,912	$666,614	$424,080	$(8,404)	$47,916	$1,130,206
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	Six months ended June 30,
	2026	2025
Operating activities
Net income (loss)	$51,374	$(30,759)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	2,870	3,469
Depreciation and amortization	7,101	7,042
Loss from investments	3,099	700
Changes in expected credit losses on long-term financial assets	202	(11)
Loss on held-for-sale assets	—	2,501
Inventory step-up recorded to cost of sales	—	517
Foreign currency (gain) loss	(33,918)	37,955
Other non-cash operating activities, net	2,179	1,329
Changes in operating assets and liabilities:
Accounts receivable, net	(2,695)	(9,794)
Interest receivable	3,569	6,240
Current income tax receivable	(2,676)	(3,047)
Other receivables	375	(1,024)
Prepaids and other current assets	2,954	1,386
Inventory, net	(5,766)	(6,717)
Accounts payable	3,116	(1,056)
Income taxes payable	3,603	4
Accrued liabilities	(479)	(8,013)
Net cash provided by operating activities	34,908	722
Investing activities
Purchase of short-term investments	(330,000)	(40,000)
Proceeds from short-term investments	40,000	—
Purchase of non-current interest-bearing deposits	(30,000)	—
Proceeds from repayment on loans receivable	3,480	2,855
Purchase of property, plant and equipment	(3,614)	(19,095)
Purchase of intangible assets	(139)	(99)
Net cash used in investing activities	(320,273)	(56,339)
Financing activities
Repurchases of common stock	(32,858)	(3,612)
Dividend paid to non-controlling interest	(3,698)	(3,858)
Withholding taxes paid on share-based awards	(2,014)	(3,146)
Other financing activities, net	(577)	—
Net cash used in financing activities	(39,147)	(10,616)
Effect of foreign currency translation on cash and cash equivalents	(263)	1,844
Net change in cash and cash equivalents	(324,775)	(64,389)
Cash and cash equivalents, beginning of period	791,794	858,805
Cash and cash equivalents, end of period	$467,019	$794,416
Supplemental cash flow information
Interest paid	$215	$—
Interest received	$21,845	$24,451
Income taxes paid	$14	$59
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
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
(b)Basis of presentation
These condensed consolidated interim financial statements of Cronos are unaudited. They have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and with applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for any other reporting period.
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
(d)Revenue recognition
The following table presents the Company’s revenue by major product category:

	Three months ended June 30,
	2026	2025
Cannabis flower	$39,214	$25,025
Cannabis extracts	13,774	8,360
Other	19	70
Net revenue	$53,007	$33,455

	Six months ended June 30,
	2026	2025
Cannabis flower	$72,948	$48,369
Cannabis extracts	25,231	16,968
Other	38	380
Net revenue	$98,217	$65,717

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
Net revenues attributed to a geographic region based on the location of the customer were as follows:

	Three months ended June 30,
	2026	2025
Canada	$28,710	$19,150
Israel	15,018	9,376
Other countries	9,279	4,929
Net revenue	$53,007	$33,455

	Six months ended June 30,
	2026	2025
Canada	$54,061	$39,280
Israel	29,169	18,605
Other countries	14,987	7,832
Net revenue	$98,217	$65,717
(e)Short-term investments and non-current interest-bearing deposits
Short-term investments and non-current interest-bearing deposits are classified as held-to-maturity and recorded at cost. Interest earned on short-term investments and non-current interest-bearing deposits is recorded in interest receivables on the consolidated balance sheets and interest income, net on the condensed consolidated statements of net income (loss) and comprehensive income (loss). Cash inflows and outflows related to the purchase and maturity of short-term investments and non-current interest-bearing deposits are classified as investing activities in the Company’s condensed consolidated statements of cash flows. The Company’s short-term investments and non-current interest-bearing deposits were $330,000 and $30,000, respectively, as of June 30, 2026 and $40,000 and nil, respectively, as of December 31, 2025, and were comprised of guaranteed investment certificates held in Canada.
(f)Concentration of risk
Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk from its operating activities, primarily accounts receivable and other receivables, and its investing activities, including cash held with banks and financial institutions, short-term investments, non-current interest-bearing deposits and loans receivable. The Company’s maximum exposure to this risk is equal to the carrying amount of these financial assets, which amounted to $901,439 and $909,839 as of June 30, 2026 and December 31, 2025, respectively.
An impairment analysis is performed at each reporting date using a provision matrix to measure expected credit losses. The provision rates are based on the days past due for groupings of various customer segments with similar loss patterns. The calculation reflects the probability-weighted outcome, the time value of money and reasonable and supportable information that is available at the reporting date about past events and current conditions. Effective January 1, 2026, the Company elected the practical expedient under ASU 2025-05 (as defined below), which permits the assumption that current conditions as of the reporting date remain unchanged for the remaining life of the asset when developing the expected credit loss estimate for current accounts receivable and current contract assets arising from contracts with customers. Accounts receivable are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, among others, the failure of a debtor to engage in a repayment plan, and a failure to make contractual payments for a period of greater than 120 days past due. As of June 30, 2026 and December 31, 2025, the Company had $15 and $9, respectively, in expected credit losses that have been recognized on receivables from contracts with customers.
As of June 30, 2026, the Company assessed that there is a concentration of credit risk, as 36% of the Company’s accounts receivable were due from two customers with an established credit history with the Company. As of December 31, 2025, 16% of the Company’s accounts receivable were due from one customer with an established credit history with the Company.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The Company sells products to a limited number of major customers. Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s net revenue before excise taxes. During the three months ended June 30, 2026, the Company earned a total net revenue before excise taxes of $30,804 from two major customers, together accounting for 44% of the Company’s total net revenue before excise taxes. During the three months ended June 30, 2025, the Company earned a total net revenue before excise taxes of $18,112 from two major customers, together accounting for 41% of the Company’s total net revenue before excise taxes. During the six months ended June 30, 2026, the Company earned a total net revenue before excise taxes of $55,401 from two major customers, together accounting for 43% of the Company’s total net revenue before excise taxes. During the six months ended June 30, 2025, the Company earned a total net revenue before excise taxes of $35,856 from two major customers, together accounting for 42% of the Company’s total net revenue before excise taxes.
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
In December 2025, the Financial Accounting Standards Board issued ASU 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements (“ASU 2025-11”). ASU 2025-11 clarifies and reorganizes existing interim reporting guidance to improve its operability and consistency, primarily by emphasizing that interim disclosures should focus on significant changes since the most recent annual reporting period. The amendments do not change the recognition or measurement of amounts reported in the financial statements. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The adoption of ASU 2025-11 is not expected to have a material impact on the Company’s consolidated financial statements.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
2. Inventory, net
Inventory, net is comprised of the following items:

	As of June 30, 2026	December 31, 2025
Raw materials	$12,208	$8,762
Work-in-progress	25,108	25,830
Finished goods	15,306	12,012
Supplies and consumables	79	146
Total	$52,701	$46,750
As a result of the transaction by which we obtained majority control of Cronos Growing Company Inc.’s (“Cronos GrowCo”) board of directors (the “Cronos GrowCo Transaction”), the Company recorded a step-up to Cronos GrowCo’s existing inventory of $5,605 to bring the inventory balance acquired by the Company to its fair value. For the three and six months ended June 30, 2025, the Company recognized nil and $517, respectively, of this inventory step-up into cost of sales on the condensed consolidated statements of net income (loss) and comprehensive income (loss). No inventory step-up was recognized in cost of sales during 2026. As of both June 30, 2026 and December 31, 2025, none of the inventory step-up was remaining in the Company’s inventory on the condensed consolidated balance sheets.
3. Investments
Other investments
Other investments consist of investments in common shares and warrants of companies in the cannabis industry.
Vitura
On February 12, 2025, Vitura Health Limited (“Vitura”) issued an additional 74,814,757 common shares diluting the Company’s ownership in Vitura from approximately 10% to approximately 8.3%. As of June 30, 2026, the Company’s ownership percentage in Vitura remained at approximately 8.3% of its outstanding common shares. The investment is considered an equity security with a readily determinable fair value. Changes in the fair value of the investment are recorded as gain (loss) on revaluation of financial instruments on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
High Tide Warrant
On July 16, 2025, the Company, as lender, and High Tide Inc. (“High Tide”), as borrower, entered into a loan agreement for junior secured convertible debt with a principal amount of C$30,000 and an original issue discount of 16% (the “High Tide Loan”). Additionally, the Company received a common share purchase warrant (the “High Tide Warrant”) with a five-year term, which is exercisable into up to 3,836,317 common shares (the “Warrant Shares”) of High Tide at an exercise price of C$3.91 per Warrant Share.
The High Tide Warrant is classified as a derivative that is not being held as a hedge and was initially recorded at a fair value of C$6,989 to other investments on the condensed consolidated balance sheet on the transaction date. The High Tide Warrant’s fair value is estimated at each reporting date using a Black-Scholes model. Key inputs include the share price and volatility of High Tide common shares, the risk-free rate and the remaining term of the High Tide Warrant. Changes in the fair value of the High Tide Warrant are recorded as income (loss) on revaluation of financial instruments on the condensed consolidated statements of net income (loss) and comprehensive income (loss). See Note 4 “Loans Receivable, net” for discussion of the loan receivable recognized as part of the agreement with High Tide.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following tables summarize the Company’s other investments activity:

	As of March 31, 2026	Unrealized loss	Foreign exchange effect	As of June 30, 2026
Vitura	$1,447	$(507)	$14	$954
High Tide Warrant	3,752	(108)	(71)	3,573
	$5,199	$(615)	$(57)	$4,527

	As of December 31, 2025	Unrealized loss	Foreign exchange effect	As of June 30, 2026
Vitura	$2,253	$(1,395)	$96	$954
High Tide Warrant	5,411	(1,704)	(134)	3,573
	$7,664	$(3,099)	$(38)	$4,527

	As of March 31, 2025	Unrealized loss	Foreign exchange effect	As of June 30, 2025
Vitura	$2,755	$(632)	$128	$2,251
	$2,755	$(632)	$128	$2,251

	As of December 31, 2024	Unrealized loss	Foreign exchange effect	As of June 30, 2025
Vitura	$2,813	$(700)	$138	$2,251
	$2,813	$(700)	$138	$2,251
4. Loans Receivable, net
Loans receivable, net consists of the following:

	As of June 30, 2026	As of December 31, 2025
Current portion of Mucci Promissory Note accrued interest	$—	$—
Total current portion of loans receivable, net	—	—
High Tide Loan	9,252	9,185
Mucci Promissory Note	5,480	9,226
Cannasoul Collaboration Loan	2,101	1,972
Add: Long-term portion of accrued interest	546	464
Total long-term portion of loans receivable, net	17,379	20,847
Total loans receivable, net	$17,379	$20,847
Mucci Promissory Note
On June 28, 2019, the Company entered into a promissory note receivable agreement (the “Mucci Promissory Note”) for C$16,350 with the Cronos GrowCo joint venture partner (“Mucci”). The Mucci Promissory Note is secured by a general security agreement covering all the assets of Mucci. Prior to July 1, 2022, interest accrued on the Mucci Promissory Note was capitalized as part of the principal balance. On September 30, 2022, the Mucci Promissory Note was amended and restated to increase the interest rate from 3.95% to the Canadian Prime Rate plus 1.25%, change the interest payments from quarterly to annual, and defer Mucci’s initial cash interest payment from September 30, 2022 to July 1, 2023. On June 20, 2024, the Mucci Promissory Note was amended and restated. As a result, interest accrued on the Mucci Promissory Note between July 1, 2023 and July 1, 2024 was capitalized as part of the principal balance. As of July 1, 2024, interest accruing on the Mucci Promissory Note is required to be paid in cash beginning on July 1, 2025. For the three and six months ended June 30, 2026, Mucci made principal repayments of $3,480 and interest payments of $256 on the Mucci Promissory Note. For the three and six months ended June 30, 2025, Mucci made principal repayments of $2,855 and interest payments of $1,003 on the Mucci Promissory Note.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
Cannasoul Collaboration Loan
The Company holds a variable interest in Cannasoul Lab Services Ltd. (“CLS”). CLS is a wholly owned subsidiary of Cannasoul Analytics Ltd., which has established a commercial cannabis analytical testing laboratory (the “Cannasoul Laboratory”) located on the premises of Cronos Israel (the “Cannasoul Collaboration”). Cronos Israel agreed to advance up to ILS 8,297 by a non-recourse loan (the “Cannasoul Collaboration Loan”) to CLS over a period of two years from April 1, 2020 for the capital and operating expenditures of the Cannasoul Laboratory. The Cannasoul Collaboration Loan bears interest at 3.5% annually. Cronos Israel will receive 70% of the profits of the Cannasoul Laboratory until such time as it has recovered 150% of the amounts advanced to CLS, after which time it will receive 50% of the Cannasoul Laboratory profits. As a result, the Company is exposed to economic variability from CLS’s performance. The Company does not consolidate CLS as it does not have the power to direct the activities that most significantly impact the entity’s economic performance; thus, the Company is not considered the primary beneficiary of the entity. The carrying amount of the Cannasoul Collaboration Loan is recorded under loans receivable and the full amount of the Cannasoul Collaboration Loan, ILS 8,297, represents the Company’s maximum potential exposure to losses through the Cannasoul Collaboration.
As of both June 30, 2026 and December 31, 2025, CLS has received ILS 8,297 from the Cannasoul Collaboration Loan.
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
The loan receivable was recorded at a fair value as of the transaction date of C$18,591 and will be amortized using the effective interest method over the estimated life of the loan. For the three and six months ended June 30, 2026, High Tide paid $213 and $425, respectively, in interest. As of June 30, 2026, the High Tide loan receivable included an unamortized discount of $6,921 and an expected credit loss of $4,960 as presented in the tables below.
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
Expected credit loss allowances on the Company’s long-term financial assets for the three months ended June 30, 2026 and 2025 were comprised of the following items:

	As of March 31, 2026	Increase (decrease)(i)	Foreign exchange effect	As of June 30, 2026
Mucci Promissory Note	$59	$(23)	$(1)	$35
Cannasoul Collaboration Loan	645	5	37	687
High Tide Loan	4,951	108	(99)	4,960
	$5,655	$90	$(63)	$5,682

	As of December 31, 2025	Increase (decrease)(i)	Foreign exchange effect	As of June 30, 2026
Mucci Promissory Note	$59	$(22)	$(2)	$35
Cannasoul Collaboration Loan	631	10	46	687
High Tide Loan	4,924	214	(178)	4,960
	$5,614	$202	$(134)	$5,682

	As of March 31, 2025	Increase (decrease)(ii)	Foreign exchange effect	As of June 30, 2025
Mucci Promissory Note	$93	$(24)	$5	$74
Cannasoul Collaboration Loan	529	4	56	589
	$622	$(20)	$61	$663

	As of December 31, 2024	Increase (decrease)(ii)	Foreign exchange effect	As of June 30, 2025
Mucci Promissory Note	$88	$(19)	$5	$74
Cannasoul Collaboration Loan	535	8	46	589
	$623	$(11)	$51	$663
(i)During the three and six months ended June 30, 2026, $18 and $12, respectively, were recorded as decreases to general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss) as a result of adjustments to our expected credit losses. During the three and six months ended June 30, 2026, $108 and $214, respectively, were recorded as changes in allowance for credit loss on non-operating loan on the condensed consolidated statements of net income (loss) and comprehensive income (loss) as a result of adjustments to our allowance for expected credit loss on the High Tide Loan.
(ii)During the three and six months ended June 30, 2025, $20 and $11, respectively, were recorded as decreases to general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss) as a result of adjustments to our expected credit losses.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
5. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	As of June 30, 2026	As of December 31, 2025
Cost
Land	$5,308	$7,245
Building and leasehold improvements	234,324	236,811
Machinery and equipment	49,159	47,514
Furniture and fixtures	2,715	2,694
Construction in progress	3,757	1,062
Total cost	295,263	295,326
Less: accumulated depreciation	(48,876)	(42,639)
Less: accumulated impairment charges	(104,848)	(106,822)
Property, plant and equipment, net	$141,539	$145,865
For the three and six months ended June 30, 2026, depreciation expense on property, plant and equipment was $3,015 and $6,219, respectively. For the three and six months ended June 30, 2025, depreciation expense on property, plant and equipment was $3,467 and $5,611, respectively. This depreciation expense was included in cost of sales as well as depreciation and amortization in operating expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
As of June 30, 2026 and December 31, 2025, the Company had $3,470 and $760, respectively, of unpaid purchases of property, plant and equipment accrued in accounts payable on the condensed consolidated balance sheets.
6. Goodwill and Intangible Assets, net
(a)    Goodwill
Goodwill is comprised of the following items as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Cost	Accumulated Impairment Charges	Net
Peace Naturals	$986	$—	$986
Cronos GrowCo	63,160	—	63,160
	$64,146	$—	$64,146

	As of December 31, 2025
	Cost	Accumulated Impairment Charges	Net
Peace Naturals	$1,022	$—	$1,022
Cronos GrowCo	65,456	—	65,456
	$66,478	$—	$66,478

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(b)    Intangible assets, net
Intangible assets, net are comprised of the following items as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	$5,541	$(4,643)	$(73)	$825
Health Canada licenses	7,895	(1,691)	(6,204)	—
Israeli codes(i)	345	(119)	—	226
Know-how(ii)	7,749	(1,550)	—	6,199
Total definite-lived intangible assets	21,530	(8,003)	(6,277)	7,250
Lord Jones® brand	64,000	—	(63,200)	800
Trademarks	142	—	(142)	—
Total intangible assets	$85,672	$(8,003)	$(69,619)	$8,050

	As of December 31, 2025
	Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	$5,511	$(4,391)	$(76)	$1,044
Health Canada licenses	8,182	(1,710)	(6,472)	—
Israeli codes(i)	323	(103)	—	220
Know-how(ii)	8,030	(1,204)	—	6,826
Total definite-lived intangible assets	22,046	(7,408)	(6,548)	8,090
Lord Jones® brand	64,000	—	(63,200)	800
Trademarks	142	—	(142)	—
Total intangible assets	$86,188	$(7,408)	$(69,890)	$8,890
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
As of June 30, 2026, the estimated future amortization of definite-lived intangible assets is as follows:

As of June 30, 2026
Remainder of 2026 (6 months)	$738
2027	1,136
2028	906
2029	816
2030	793
Thereafter	2,861
$7,250

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
7. Restructuring
In the first quarter of 2022, the Company initiated a strategic plan to realign the business around its brands, centralize functions and evaluate the Company’s supply chain (the “Realignment”). As part of the Realignment, on February 28, 2022, the Company’s Board of Directors (the “Board”) approved plans to leverage the Company’s strategic partnerships to improve supply chain efficiencies and reduce manufacturing overhead by exiting its production facility in Stayner, Ontario, Canada (the “Peace Naturals Campus”). On February 27, 2023, the Board approved revisions to the Realignment, under which the Company was maintaining select components of its operations at the Peace Naturals Campus, namely distribution warehousing, certain research and development activities and manufacturing of certain of the Company’s products. In the third quarter of 2023, the Board approved revisions to the Realignment to wind-down operations at the Company’s Winnipeg, Manitoba facility (the “Cronos Fermentation Facility”), list the Cronos Fermentation Facility assets for sale (the “Cronos Fermentation Held-For-Sale Assets Group”), and implement additional organization-wide cost reductions as the Company continues its Realignment initiatives. On November 26, 2023, the Company entered into an agreement for the sale and leaseback of the Peace Naturals Campus, which was subsequently terminated pursuant to its terms during the second quarter of 2024. The Company plans to continue and expand operations at the Peace Naturals Campus. In the first quarter of 2025, the Company continued its Realignment initiatives to transform its IT infrastructure and finance departments to drive long-term cost efficiencies, improve cross-functional collaboration, and support global scalability. These actions included leadership transitions, consolidation of certain roles, and assessment of, and investment in, critical IT infrastructure. The Realignment initiatives are intended to position the Company to drive profitable and sustainable growth over time.
During the three and six months ended June 30, 2026, the Company incurred $308 and $792, respectively, of restructuring costs in connection with the Realignment. During the three and six months ended June 30, 2025, the Company incurred $768 and $1,323, respectively, of restructuring costs in connection with the Realignment. Charges related thereto include employee-related costs such as severance and other termination benefits, as well as IT infrastructure and finance transformation costs associated with the Realignment.
The following tables summarize the Company’s restructuring activity for the three and six months ended June 30, 2026 and three and six months ended June 30, 2025:

	Accrual as of March 31, 2026	Expenses	Payments/Write-offs	Accrual as of June 30, 2026
Employee Termination Benefits	$—	$—	$—	$—
Other Restructuring Costs	236	308	(294)	250
Total	$236	$308	$(294)	$250

	Accrual as of December 31, 2025	Expenses	Payments/Write-offs	Accrual as of June 30, 2026
Employee Termination Benefits	$104	$—	$(104)	$—
Other Restructuring Costs	211	792	(753)	250
Total	$315	$792	$(857)	$250

	Accrual as of March 31, 2025	Expenses	Payments/Write-offs	Accrual as of June 30, 2025
Employee Termination Benefits	$257	$363	$(516)	$104
Other Restructuring Costs	183	405	(480)	108
Total	$440	$768	$(996)	$212

	Accrual as of December 31, 2024	Expenses	Payments/Write-offs	Accrual as of June 30, 2025
Employee Termination Benefits	$—	$620	$(516)	$104
Other Restructuring Costs	—	703	(595)	108
Total	$—	$1,323	$(1,111)	$212

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
8. Share-based Compensation
(a)Share-based award plans
The Company has granted stock options, restricted share units (“RSUs”) and deferred share units (“DSUs”) to employees and non-employee directors under the 2020 Omnibus Equity Incentive Plan dated March 29, 2020 (the “2020 Omnibus Plan”) and the DSU Plan dated August 10, 2019 (the “DSU Plan”).
The following table summarizes the total share-based compensation expense associated with the Company’s stock options, RSUs and DSUs for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Stock options	$17	$79	$35	$154
RSUs	1,319	1,302	2,657	3,315
DSUs	221	—	178	—
Total share-based compensation	$1,557	$1,381	$2,870	$3,469
Share-based compensation for the three and six months ended June 30, 2026 included a loss of $221 and a loss of $178, respectively, associated with the revaluation of the Company’s DSUs. For the three and six months ended June 30, 2025, a loss of $7 and a gain of $109, respectively, was included in revaluation of financial instruments in the Company’s condensed consolidated statements of net income (loss) and comprehensive income (loss), related to the revaluation of DSUs.
(b)Stock options
Vesting conditions for grants of options are determined by the Compensation Committee of the Board. The typical vesting for stock option grants made under the 2020 Omnibus Plan is annual vesting over three to five years with a maximum term of ten years. The 2020 Omnibus Plan does not authorize grants of options with an exercise price below fair market value.
The following is a summary of the changes in stock options for the six months ended June 30, 2026 and 2025:

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of December 31, 2025	$5.68	588,317	2.48
Balance as of June 30, 2026	$5.68	588,317	1.99
Exercisable as of June 30, 2026	$5.85	553,007	1.88

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of December 31, 2024	$5.63	717,264	3.65
Balance as of June 30, 2025	$5.63	717,264	2.51
Exercisable as of June 30, 2025	$5.98	634,875	2.22
(i)The weighted-average exercise price reflects the conversion of foreign currency-denominated stock options translated into C$ using the average foreign exchange rate as of the date of issuance.
The following table summarizes stock options outstanding:

	As of June 30, 2026	As of December 31, 2025
2020 Omnibus Plan	588,317	588,317
Total stock options outstanding	588,317	588,317

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(c)Restricted share units
The following is a summary of the changes in RSUs for the six months ended June 30, 2026 and 2025:

	Weighted-average grant date fair value (C$)(ii)	Number of RSUs
Balance as of December 31, 2025	$2.85	5,385,106
Granted(i)	3.56	2,043,367
Vested and issued	2.72	(2,170,748)
Cancellation and forfeitures	3.08	(124,144)
Balance as of June 30, 2026	$3.13	5,133,581

	Weighted-average grant date fair value (C$)(ii)	Number of RSUs
Balance as of December 31, 2024	$3.50	8,382,213
Granted(i)	2.74	2,633,793
Vested and issued	3.91	(4,844,056)
Cancellation and forfeitures	3.34	(508,967)
Balance as of June 30, 2025	$2.81	5,662,983
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
(d)Deferred share units
The following is a summary of the changes in DSUs for the six months ended June 30, 2026 and 2025:

	Financial liability	Number of DSUs
Balance as of December 31, 2025	$1,993	758,499
Loss on revaluation	178	—
Foreign exchange effect	(77)	—
Balance as of June 30, 2026	$2,094	758,499

	Financial liability	Number of DSUs
Balance as of December 31, 2024	$1,129	560,261
Gain on revaluation	(109)	—
Foreign exchange effect	55	—
Balance as of June 30, 2025	$1,075	560,261
9. Share Repurchase Program
On May 8, 2026, the Board unanimously authorized a share repurchase program (the “Share Repurchase Program”) of up to $50,000, which succeeded the Company’s prior share repurchase program upon its expiration on May 13, 2026. The Share Repurchase Program commenced on May 14, 2026 and is expected to expire on May 13, 2027, unless earlier terminated. Repurchases under the program may be made from time to time, either through open market purchases at then-prevailing market prices through the facilities of the TSX, the Nasdaq or other U.S. or Canadian published markets, privately negotiated transactions or otherwise. Open market repurchases will not exceed 18,712,918 common shares, the maximum amount permitted by applicable Canadian securities laws. The timing and amount of repurchases are subject to market conditions, compliance with applicable laws and regulations and any other factors management of the Company may deem relevant. The program does not obligate Cronos to acquire any specific dollar amount or number of common shares and may be modified, suspended, or discontinued at any time.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
During the three months ended June 30, 2026, the Company repurchased 5,888,170 common shares for $16,128, inclusive of commissions and excise taxes. During the six months ended June 30, 2026, the Company repurchased 12,253,870 common shares for $32,858, inclusive of commissions and excise taxes. All common shares repurchased under the applicable share repurchase program were retired and cancelled upon settlement. As a result, the repurchased common shares were removed from issued and outstanding share capital, reducing the number of common shares outstanding. The value of the retired common shares was charged against share capital and additional paid-in capital. The Company funded the repurchases using available cash resources.
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
(i)Class action complaints relating to restatement of 2019 interim financial statements
On March 11 and 12, 2020, two alleged shareholders of the Company separately filed two putative class action complaints in the U.S. District Court for the Eastern District of New York against the Company and its Chief Executive Officer and former Chief Financial Officer. The court consolidated the cases, and the consolidated amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5, promulgated thereunder, against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The consolidated amended complaint generally alleges that certain of the Company’s prior public statements about revenue and internal controls were incorrect based on the Company’s disclosures relating to the Audit Committee of the Board of Directors’ review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel. The consolidated amended complaint does not quantify a damage request. The defendants moved to dismiss on February 8, 2021. On November 17, 2023, the court entered an order granting the motion and dismissed the case with prejudice. On December 1, 2023, the shareholder plaintiffs sought reconsideration of the dismissal, requesting that the court instead dismiss the action without prejudice and permit the plaintiffs to seek leave to further amend the complaint. On December 3, 2024, the court issued an opinion and order granting the plaintiffs’ motion for reconsideration, and on January 10, 2025, the plaintiffs filed a second amended class action complaint, which the defendants moved to dismiss. On May 30, 2025, the parties jointly informed the court that they had reached an agreement-in-principle to settle the action and the court then stayed all deadlines in the action. On December 2, 2025, the plaintiffs moved for preliminary approval of the proposed settlement. The proposed settlement includes a payment of $10 million to be distributed, after fees and expenses, to members of the settlement class and a release by class members of their claims, including in the New York and Ontario actions, based on shares acquired on the Nasdaq or any other public U.S. market for trading stocks during the class period. The release would apply to claims relating to shares acquired on the Nasdaq or any other public U.S. market during the class period but would not resolve claims of persons who acquired shares on the TSX. On July 20, 2026, a magistrate judge to whom the court referred the preliminary approval motion issued a recommendation that the district court preliminarily approve the proposed settlement. On August 4, the district court entered an order granting preliminary approval of the settlement. The proposed settlement remains subject to final approval by the court and certain other conditions not within the Company’s control. One of the shareholder plaintiffs in the Ontario action has informed the court that he intends to oppose approval of the settlement.

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
The Settlement Order required the Company to cease-and-desist from committing or causing any violations and any future violations of Section 17(a) of the Securities Act, Sections 10(b), 13(a), 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 13a-13, 13a-15(a), 13a-16 and 12b-20 thereunder.
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
Pursuant to the terms of the Settlement Agreement, which fully and finally disposed of the investigation of the Company by the OSC, Cronos agreed to pay a total of C$1.34 million to fully settle the matter, and acknowledged that it had failed to comply with the requirement under Section 77 of the Ontario Securities Act to file interim financial reports in the manner set out therein and had acted in a manner contrary to the public interest.

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
On June 29, 2026, the Trade Levies Commissioner initiated a new anti-dumping investigation concerning imports of medical cannabis flower from Canada following a complaint filed by two Israeli producers. The investigation covered alleged dumping during 2025 and alleged injury during 2023 through 2025, and, for purposes of initiating the investigation, the Commissioner identified a prima facie dumping margin of approximately 125%. On July 28, 2026, the Commissioner terminated the investigation on procedural grounds. The termination was not based on a substantive determination of the merits and did not preclude the filing of another complaint or the initiation of a new investigation. On July 30, 2026, a new complaint concerning imports of medical cannabis from Canada was filed on behalf of the Israeli domestic industry. On August 2, 2026, the Commissioner notified the Government of Canada that the new complaint contained sufficient prima facie evidence of dumping, material injury to the domestic industry and a causal link between the alleged dumping and injury. On August 5, 2026, the Commissioner notified the Company of the initiation of a new investigation. The Company cannot predict the timing or outcome of the new investigation or any related proceeding, or whether any provisional or final anti-dumping duty or other import restriction will ultimately be imposed.
We expect litigation and regulatory proceedings relating to the marketing, distribution, import and sale of our products to increase.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
11. Segment Information
Segment reporting is prepared on the same basis that the CODM manages the business, makes operating decisions and assesses the Company’s performance. The CODM is the Company’s Chief Executive Officer. The Company operates as a single segment with the purpose of providing high-quality cannabis products to adult-use, wholesale, and medical market customers globally. The consolidated results are regularly reviewed by the CODM to assess the performance of the Company’s single segment operations and make decisions regarding the allocation of resources. The CODM reviews adjusted earnings (loss) before interest, tax, depreciation and amortization (“Adjusted EBITDA”) as the measure of segment profit or loss to evaluate performance of and allocate resources for its reportable segment. Adjusted EBITDA is defined as earnings before interest, tax, depreciation, and non-cash items and items that do not reflect management’s assessment of ongoing business performance. The CODM believes Adjusted EBITDA provides useful insight into underlying business trends and results and facilitates comparison of period-over-period results. In addition, certain significant expenses are regularly reviewed by the CODM and considered for business decisions and allocation of resources; these significant expenses include: cost of sales and inventory write-down, which are presented in determining gross profit, and sales and marketing, research and development, general and administrative, depreciation and amortization, and share-based compensation expense, which are presented within operating expenses on the Company’s condensed consolidated statements of net income (loss) and comprehensive income (loss). Furthermore, the CODM regularly reviews total cash and cash equivalents, short-term investments and non-current interest-bearing deposits to aid in capital allocation decisions.
The table below sets forth consolidated Adjusted EBITDA and significant expenses for our single segment:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Adjusted EBITDA	$13,088	$1,688	$18,167	$3,977
Significant expenses:
Cost of sales	24,168	18,865	49,560	37,393
Inventory write-down	388	86	1,053	86
Significant operating expenses:
Sales and marketing	6,785	5,347	12,400	9,912
Research and development	1,215	929	2,628	1,722
General and administrative, excluding transaction costs	10,222	10,504	20,999	19,773
Share-based compensation	1,557	1,381	2,870	3,469
Depreciation and amortization	379	867	804	1,363
Total significant operating expenses	20,158	19,028	39,701	36,239
Restructuring costs	308	768	792	1,323
Transaction costs	581	32	1,540	72
Total operating expense	$21,047	$19,828	$42,033	$37,634

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following tables set forth a reconciliation of net income as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated:

Three months ended June 30, 2026
Net income	$35,663
Interest income, net	(8,816)
Income tax provision	51
Depreciation and amortization	3,374
EBITDA	30,272
Loss on revaluation of financial instruments(i)	615
Foreign currency transaction gain	(20,219)
Transaction costs(ii)	581
Other, net(iii)	2
Restructuring costs(iv)	308
Share-based compensation(v)	1,557
Restatement litigation costs(vi)	(144)
Israel Ministry of Economy and Industry dumping inquiry expense(vii)	8
Change in allowance for credit loss on non-operating loan(viii)	108
Adjusted EBITDA	$13,088

Three months ended June 30, 2025
Net loss	$(38,482)
Interest income, net	(8,997)
Income tax benefit	(525)
Depreciation and amortization	4,202
EBITDA	(43,802)
Loss on revaluation of financial instruments(i)	640
Foreign currency transaction loss	39,538
Transaction costs(ii)	32
Other, net(iii)	1
Restructuring costs(iv)	768
Share-based compensation(v)	1,381
Restatement litigation costs(vi)	391
Israel Ministry of Economy and Industry dumping inquiry expense(vii)	238
Loss on held-for-sale assets(ix)	2,501
Adjusted EBITDA	$1,688

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

Six months ended June 30, 2026
Net income	$51,374
Interest income, net	(17,669)
Income tax provision	2,479
Depreciation and amortization	7,101
EBITDA	43,285
Loss on revaluation of financial instruments(i)	3,099
Foreign currency transaction gain	(33,918)
Transaction costs(ii)	1,540
Other, net(iii)	(8)
Restructuring costs(iv)	792
Share-based compensation(v)	2,870
Restatement litigation costs(vi)	267
Israel Ministry of Economy and Industry dumping inquiry expense(vii)	26
Change in allowance for credit loss on non-operating loan(viii)	214
Adjusted EBITDA	$18,167

Six months ended June 30, 2025
Net loss	$(30,759)
Interest income, net	(18,662)
Income tax benefit	(980)
Depreciation and amortization	7,042
EBITDA	(43,359)
Loss on revaluation of financial instruments(i)	591
Foreign currency transaction loss	37,955
Transaction costs(ii)	72
Other, net(iii)	(42)
Restructuring costs(iv)	1,323
Share-based compensation(v)	3,469
Restatement litigation costs(vi)	438
Israel Ministry of Economy and Industry dumping inquiry expense(vii)	512
Loss on held-for-sale assets(ix)	2,501
Inventory step-up recorded to cost of sales(x)	517
Adjusted EBITDA	$3,977
(i)For the three and six months ended June 30, 2026, the loss on revaluation of financial instruments was driven by a loss related to the Company’s High Tide Warrant and the Company’s equity securities in Vitura. For the three and six months ended June 30, 2025, the loss on revaluation of financial instruments related primarily to the Company’s equity securities in Vitura.
(ii)For the three and six months ended June 30, 2026, transaction costs represented fees related to the pending acquisition of CanAdelaar B.V. For the three and six months ended June 30, 2025, transaction costs represented legal, financial and other advisory fees and expenses incurred in connection with the Cronos GrowCo Transaction. These costs are included in general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
(iii)For the three months ended June 30, 2026, other, net related to a loss on disposal of fixed assets. For the six months ended June 30, 2026, other, net related primarily to rental income. For the three and six months ended June 30, 2025, other, net related to (gain) loss on disposal of assets and (gain) loss on revaluation of derivative liabilities.
(iv)For the three and six months ended June 30, 2026, restructuring costs related to IT infrastructure and finance transformation costs associated with the Realignment, as described in Note 7 “Restructuring.” For the three and six months ended June 30, 2025, restructuring costs related to employee-related severance costs and IT infrastructure and finance transformation costs associated with the Realignment, as described in Note 7 “Restructuring.”

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(v)For the three and six months ended June 30, 2026, share-based compensation related to the expenses of share-based compensation awarded to employees and DSUs issued to our Board of Directors, each under the Company’s share-based award plans, as described in Note 8 “Share-based Compensation.” For the three and six months ended June 30, 2025, share-based compensation related to the expenses of share-based compensation awarded to employees under the Company’s share-based award plans, as described in Note 8 “Share-based Compensation.”
(vi)For the three and six months ended June 30, 2026 and 2025, restatement litigation costs included legal costs incurred defending shareholder class action complaints brought against the Company as a result of the 2019 restatement.
(vii)For the three and six months ended June 30, 2026 and 2025, Israel Ministry of Economy and Industry dumping inquiry expense included expenditures relating to regulatory investigations and proceedings about alleged dumping of medical cannabis imports from Canada into Israel and related litigation and external relations expenses.
(viii)For the three and six months ended June 30, 2026, change in allowance for credit loss on non-operating loan related to the allowance recognized on the High Tide loan receivable, as described in Note 4, “Loans Receivable, net.”
(ix)For the three and six months ended June 30, 2025, loss on held-for-sale assets related to a revaluation of the Cronos Fermentation Held-For-Sale Assets Group.
(x)For the six months ended June 30, 2025, inventory step-up recorded to cost of sales represents the portion of the inventory step-up from the Cronos GrowCo Transaction that was recorded through the condensed consolidated statements of net income (loss) and comprehensive income (loss).
The following tables present the Company’s revenue by major product category for our single segment:

	Three months ended June 30,
	2026	2025
Cannabis flower	$39,214	$25,025
Cannabis extracts	13,774	8,360
Other	19	70
Net revenue	$53,007	$33,455

	Six months ended June 30,
	2026	2025
Cannabis flower	$72,948	$48,369
Cannabis extracts	25,231	16,968
Other	38	380
Net revenue	$98,217	$65,717
Net revenue attributed to a geographic region based on the location of the customer was as follows:

	Three months ended June 30,
	2026	2025
Canada	$28,710	$19,150
Israel	15,018	9,376
Other countries	9,279	4,929
Net revenue	$53,007	$33,455

	Six months ended June 30,
	2026	2025
Canada	$54,061	$39,280
Israel	29,169	18,605
Other countries	14,987	7,832
Net revenue	$98,217	$65,717
The table below sets forth total cash and cash equivalents and short-term investments for our single segment:

	As of June 30, 2026	As of December 31, 2025
Total cash and cash equivalents, short-term investments and non-current interest-bearing deposits	$827,019	$831,794

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
Property, plant and equipment, net were physically located in the following geographic regions:

	As of June 30, 2026	As of December 31, 2025
Canada	$124,640	$129,352
Israel	16,899	16,513
Total	$141,539	$145,865
Intangibles, net were physically located in the following geographic regions:

	As of June 30, 2026	As of December 31, 2025
Canada	$7,722	$8,551
Israel	328	339
Total	$8,050	$8,890
For additions to our property, plant and equipment, net and intangibles, net for the six months ended June 30, 2026 and 2025, please see Note 5 “Property, Plant and Equipment, net” and the condensed consolidated statements of cash flows.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
12. Income (Loss) per Share
Basic and diluted income (loss) per share are calculated as follows (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Basic income (loss) per share computation
Net income (loss) attributable to the shareholders of Cronos Group	$32,085	$(39,711)	$45,837	$(33,589)
Weighted-average number of common shares outstanding for computation for basic income (loss) per share	373,609,102	385,306,213	376,475,683	384,138,987
Basic income (loss) per share	$0.09	$(0.10)	$0.12	$(0.09)

Diluted income (loss) per share computation
Net income (loss) attributable to the shareholders of Cronos Group	$32,085	$(39,711)	$45,837	$(33,589)
Weighted-average number of common shares outstanding used in the computation of basic income (loss) per share	373,609,102	385,306,213	376,475,683	384,138,987
Dilutive effect of stock options	17,837	—	11,030	—
Dilutive effect of RSUs	1,425,969	—	1,868,005	—
Dilutive effect of Top-up Rights – market price	8,574	—	59,745	—
Weighted-average number of common shares for computation of diluted income from continuing operations per share	375,061,482	385,306,213	378,414,463	384,138,987
Diluted income (loss) per share	$0.09	$(0.10)	$0.12	$(0.09)
For the three months ended June 30, 2026 and 2025, total securities of 4,589,300 and 15,812,953, respectively, were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive. For the six months ended June 30, 2026 and 2025, total securities of 2,938,940 and 19,045,720, respectively, were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive.
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

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$467,019	$—	$—	$467,019
Other investments(i)(ii)	954	3,573	—	4,527

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$791,794	$—	$—	$791,794
Other investments(i)(ii)	2,253	5,411	—	7,664
(i)As of June 30, 2026 and December 31, 2025, the Company’s influence on Vitura is deemed non-significant and the investment is considered an equity security with a readily determinable fair value. See Note 3 “Investments” for further information.
(ii)As of June 30, 2026 and December 31, 2025, the fair value of the High Tide Warrant is estimated using a Black-Scholes model with key inputs including share price and volatility of High Tide’s common shares, the risk-free rate and the remaining term of the High Tide Warrant. See Note 3 “Investments” for further information.
There were no transfers between fair value categories during the periods presented.
14. Related Party Transactions
(a)Vendor Agreement
In November 2022, the Company entered into an agreement with an external vendor whereby the vendor would provide certain manufacturing services to the Company. The vendor then subcontracted out a portion of those services to another company whose chief executive officer is an immediate family member of an executive of the Company. In November 2023, the Company negotiated a direct contract with the related-party vendor. In April 2026, this vendor restructured its management team and, as a result, the vendor no longer met the definition of a related party to the Company as of June 30, 2026.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Related party – purchases of products and services	$100	$173	$657	$362
The Company had outstanding accounts payable related to the agreement of $208 as of December 31, 2025.
(b)Consulting Agreement
In connection with the Cronos GrowCo Transaction, Cronos GrowCo entered into a consulting services agreement with a consulting firm managed by a member of the group of investors holding the remaining 50% ownership of Cronos GrowCo, pursuant to which the consulting firm provides management services to Cronos GrowCo. During the three and six months ended June 30, 2026, respectively, the Company incurred $434 and $871 of expense under this agreement. During the three and six months ended June 30, 2025, respectively, the Company incurred $362 and $571 of expense under this agreement. As of both June 30, 2026 and December 31, 2025, the Company had no outstanding payables related to this agreement.
(c)Dividend to Non-controlling Interest
On June 30, 2026, Cronos GrowCo made a dividend payment of $3,698 to its non-controlling shareholder. The dividend was funded from excess operating cash flows and is presented in the financing section of the condensed consolidated statement of cash flows.
On June 30, 2025, Cronos GrowCo made a dividend payment of $3,858 to its non-controlling shareholders. The dividend was funded from excess operating cash flows and is presented in the financing section of the condensed consolidated statement of cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read together with other information, including the Company’s condensed consolidated financial statements and the related notes to those statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (this “Quarterly Report”), consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), Part I, Item 1A, Risk Factors, of the Annual Report and Part II, Item 1A, Risk Factors, of this Quarterly Report.
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
Forward-Looking Statements include, but are not limited to, statements with respect to:
•the ongoing impact of investigations or proceedings by the Trade Levies Commissioner of the Israel Ministry of Economy and Industry or other Israeli governmental authorities concerning alleged dumping of medical cannabis imports from Canada into Israel (collectively, the “Anti-Dumping Matters”), including the timing and outcome thereof, any anti-dumping duty or other measure that may be imposed and the impact thereof on the Company’s ability to import and sell products in Israel;
•expectations related to the conflict involving the United States, Israel, Hamas, Hezbollah, Houthis, Iran, Iran’s proxies and other stakeholders in the region (the “Middle East Conflict”) and its impact on our employees, facilities, and operations in Israel, the supply of product in the market and the demand for product by medical patients in Israel, and our operating costs, as well as any regional or global escalations and their impact to global commerce and stability;
•expectations related to markets outside of Canada and Israel, and our ability to successfully maintain, expand and distribute the PEACE NATURALS® brand in those markets;
•expectations related to any future plans to re-enter the U.S. market;
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
•expectations related to the renewed share repurchase program that was authorized on May 8, 2026, including the timing and amount of repurchases;
•our ability or plans to identify, develop, commercialize or expand our technology and research and development (“R&D”) initiatives in cannabinoids, or the success thereof;
•expectations regarding revenues, expenses, gross margins, Adjusted EBITDA (as defined below), profitability, cash flows, foreign currency effects, interest income and capital expenditures;

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
•our liquidity, capital resources and future cash requirements, including the sufficiency of our cash and cash equivalents and short-term investments to fund our business operations, acquisitions, strategic investments, share repurchases and capital expenditures;
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

The Forward-Looking Statements contained herein are based upon certain material assumptions that were applied in drawing a conclusion or making a forecast or projection, including: (i) our ability to effectively navigate developments related to the Anti-Dumping Matters, any anti-dumping duty or other measure that may be imposed and the impact thereof on our operations in Israel; (ii) our ability to effectively navigate developments related to the Middle East Conflict and its impact on our employees, facilities and operations in Israel, the supply of product in the market and demand for product by medical patients in Israel, and our operating costs; (iii) our ability to efficiently and effectively maintain and expand our distribution of our PEACE NATURALS® brand in markets outside of Canada and Israel; (iv) our ability to identify and execute legally permissible opportunities to re-enter the U.S. market; (v) our ability to realize the expected cost-savings, efficiencies and other benefits of our Realignment and other announced cost-cutting measures and employee turnover related thereto; (vi) our ability to efficiently and effectively manage our operations at our Peace Naturals Campus; (vii) our ability to efficiently and effectively acquire raw materials on a timely and cost-effective basis from third parties or Cronos GrowCo; (viii) our ability to realize the expected benefits related to the expansion of Cronos GrowCo’s purpose-built cannabis facility (including the quantity and quality of any additional supply provided thereby and the stability of pricing and demand with respect to such supply) and the ability of Cronos GrowCo to repay the credit facility provided by Cronos; (ix) High Tide’s ability to repay the High Tide Loan, the performance of the High Tide Loan and the High Tide Warrant, and our ability to realize benefits related to the performance of the High Tide Warrant; (x) our ability to complete the acquisition of CanAdelaar on the terms and within the timelines anticipated, including the timely receipt of required regulatory approvals and the satisfaction of other closing conditions, and our ability to realize any expected benefits, synergies and operational performance associated with such acquisition; (xi) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our business combinations and strategic investments; (xii) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (xiii) government regulation of our activities and products including, but not limited to, the areas of cannabis taxation and environmental protection; (xiv) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (xv) consumer interest in and the scalability of our products; (xvi) our ability to differentiate our products, including through the utilization of rare cannabinoids; (xvii) competition; (xviii) anticipated and unanticipated costs; (xix) our ability to generate cash flow from operations and the sufficiency of our cash and cash equivalents and short-term investments to fund our business operations, acquisitions, strategic investments, share repurchases and capital expenditures; (xx) our ability to conduct operations in a safe, efficient and effective manner; (xxi) our ability to hire and retain qualified staff and acquire equipment and services in a timely and cost-efficient manner; (xxii) our ability to complete planned dispositions and, if completed, obtain our anticipated sales price; (xxiii) general economic, financial market, regulatory and political conditions in which we operate; (xxiv) management’s perceptions of historical trends, current conditions and expected future developments; and (xxv) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.

By their nature, Forward-Looking Statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct, and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the Forward-Looking Statements in this Quarterly Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, negative impacts on our business and operations in Israel due to the Anti-Dumping Matters, including that we may not be able to produce, import or sell our products in Israel as a result thereof; negative impacts on our employees, business, facilities and operations in Israel due to the Middle East Conflict, including that we may not be able to produce, import or sell our products or protect our people or facilities in Israel during the Middle East Conflict, the supply of product in the market and the demand for product by medical patients in Israel, and inflationary pressures and related increases in input, production, transportation and other operating costs, as well as potential impacts on consumer purchasing power; that we may not be able to successfully maintain or expand distribution of our products in our markets outside of Canada or Israel or generate meaningful revenue in those markets; that we may be unable to further streamline our operations and expenses; that we may not be able to effectively and efficiently re-enter the U.S. market in the future; that we may not be able to access raw materials on a timely and cost-effective basis from third parties or Cronos GrowCo; that the expected benefits of the expansion of Cronos GrowCo’s purpose-built cannabis facility (including any additional supply provided thereby) may not be fully realized within a reasonable time or at all or that Cronos GrowCo may not be able to repay its borrowings under the credit facility provided by Cronos; that the expected benefits of the High Tide Warrant and the High Tide Loan may not be fully realized within a reasonable time or at all or that High Tide may not be able to repay its borrowings under the High Tide Loan; that we may not be able to consummate our planned acquisition of CanAdelaar on the anticipated timeline or at all; the military conflict between Russia and Ukraine may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; the risk that cost savings and any other synergies from the Altria Investment may not be fully realized or may take longer to realize than expected; failure to execute key personnel changes; that our Realignment and our further leveraging of our strategic partnerships will not result in the expected cost-savings, efficiencies and other benefits or will result in greater than anticipated turnover in personnel; that we may not be able to efficiently and effectively manage our operations, and any changes thereto, at our Peace Naturals Campus; lower levels of revenues; the lack of consumer demand for or our inability or challenges in successfully scaling our products; our inability to manage disruptions in credit markets; unanticipated future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; failure to realize expected growth opportunities; insufficient cash flow, liquidity or capital resources to execute our business plan

(either within the expected timeframe or at all), fund our operations, acquisitions, strategic investments, share repurchases or capital expenditures; difficulty raising capital; the potential adverse effects of judicial, regulatory or other proceedings, or threatened litigation or proceedings, on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the unexpected effects of actions of third parties such as competitors, activist investors or federal (including U.S. federal), state, provincial, territorial or local regulatory authorities or self-regulatory organizations; adverse changes in regulatory requirements in relation to our business and products; our failure to improve our internal control environment and our systems, processes and procedures; and the factors discussed under Part II, Item 1A “Risk Factors” in this Quarterly Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on Forward-Looking Statements.
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
Foreign currency exchange rates
All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of June 30, 2026, June 30, 2025, and December 31, 2025. Transactions affecting the shareholders’ equity (deficit) are translated at historical foreign exchange rates. The condensed consolidated statements of net income (loss) and comprehensive income (loss) and condensed consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period as reported on Bloomberg.
The exchange rates used to translate from Canadian dollars (“C$”) to dollars are shown below:

(Exchange rates are shown as C$ per $)	As of
	June 30, 2026	June 30, 2025	December 31, 2025
Spot rate	1.4196	1.3608	1.3698
Year-to-date average rate	1.3783	1.4094	N/A
The exchange rates used to translate from New Israeli Shekels (“ILS”) to dollars are shown below:

(Exchange rates are shown as ILS per $)	As of
	June 30, 2026	June 30, 2025	December 31, 2025
Spot rate	2.9767	3.3683	3.1863
Year-to-date average rate	3.0373	3.5954	N/A

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
On May 8, 2026, the Company entered into an amendment to the SPA pursuant to which the parties agreed to extend the Long Stop Date (as defined in the SPA) for closing of the acquisition from June 9, 2026 to September 9, 2026. The extension provides additional time to satisfy certain closing conditions, including obtaining required regulatory clearance in the Netherlands, receipt of confirmations relating to CanAdelaar’s licenses and completion of the Bibob review (a background check conducted by Dutch authorities). No other material changes were made to the terms of the transaction.
The Company expects the acquisition to close in the second half of 2026.
Conflict in Middle East
The Middle East Conflict, including the recent escalation involving the United States, Israel and Iran, has contributed to increased energy and shipping costs. The impact of these cost increases on the Company’s results for the three and six months ended June 30, 2026 was not material. The Company is monitoring these impacts and pursuing mitigation efforts through supply chain optimization and cost reduction initiatives.
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
Anti-Dumping Matters in Israel
In June 2026, the Trade Levies Commissioner of the Israel Ministry of Economy and Industry announced the opening of a new investigation into alleged dumping of medical cannabis imports from Canada. This announcement followed the 2024 investigation by the Commissioner, which did not result in the imposition of an anti-dumping duty. On July 28, 2026, the Commissioner terminated the investigation on procedural grounds. The termination was not based on a substantive determination of the merits and did not preclude another complaint or a new investigation.
On July 30, 2026, a new complaint concerning imports of medical cannabis from Canada was filed on behalf of the Israeli domestic industry. On August 2, 2026, the Commissioner notified the Government of Canada that the new complaint contained sufficient prima facie evidence of dumping, material injury to the domestic industry and a causal link between the alleged dumping and injury. On August 5, 2026, the Commissioner notified the Company of the initiation of a new investigation. The Company disputes the allegations underlying these matters and cannot predict the timing or outcome of the new investigation or any related proceeding, or whether any provisional or final anti-dumping duty or other import restriction will ultimately be imposed.

Consolidated Results of Operations
The tables below set forth our condensed consolidated results of operations, expressed in thousands of U.S. dollars for the periods presented. Our condensed consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net revenue, before excise taxes	$70,597	$44,252	$129,562	$86,150
Excise taxes	(17,590)	(10,797)	(31,345)	(20,433)
Net revenue	53,007	33,455	98,217	65,717
Cost of sales	24,168	18,865	49,560	37,393
Inventory write-down	388	86	1,053	86
Gross profit	28,451	14,504	47,604	28,238
Operating expenses
Sales and marketing	6,785	5,347	12,400	9,912
Research and development	1,215	929	2,628	1,722
General and administrative	10,803	10,536	22,539	19,845
Restructuring costs	308	768	792	1,323
Share-based compensation	1,557	1,381	2,870	3,469
Depreciation and amortization	379	867	804	1,363
Total operating expenses	21,047	19,828	42,033	37,634
Operating income (loss)	7,404	(5,324)	5,571	(9,396)
Other income (loss)	28,310	(33,683)	48,282	(22,343)
Income tax provision (benefit)	51	(525)	2,479	(980)
Net income (loss)	35,663	(38,482)	51,374	(30,759)
Net income attributable to non-controlling interest	3,578	1,229	5,537	2,830
Net income (loss) attributable to Cronos Group	$32,085	$(39,711)	$45,837	$(33,589)
Summary of select financial results

	Three months ended June 30,		Change			Six months ended June 30,		Change
	2026	2025	$	%		2026	2025	$	%
Net revenue	$53,007	$33,455	$19,552	58%		$98,217	$65,717	$32,500	49%
Cost of sales	24,168	18,865	5,303	28%		49,560	37,393	12,167	33%
Inventory write-down	388	86	302	351%		1,053	86	967	1124%
Gross profit	28,451	$14,504	13,947	96%		47,604	28,238	19,366	69%
Gross margin(i)	54%	43%	N/A	11	pp	48%	43%	N/A	5	pp
(i)Gross margin is defined as gross profit divided by net revenue.
Net revenue
For the three months ended June 30, 2026, we reported consolidated net revenue of $53.0 million, representing an increase of $19.6 million from the three months ended June 30, 2025. For the six months ended June 30, 2026, we reported consolidated net revenue of $98.2 million, representing an increase of $32.5 million from the six months ended June 30, 2025. For both the three and six month comparative periods, the increase was primarily due to higher cannabis flower sales in Israel and other countries, specifically Germany, which carry no excise taxes, and higher cannabis flower and extract sales in the Canadian market. In addition, net revenue for both comparative periods benefited from the strengthening of the New Israeli Shekel versus the U.S. dollar in the current period.

Cost of sales
For the three months ended June 30, 2026, we reported consolidated cost of sales of $24.2 million, representing an increase of $5.3 million from the three months ended June 30, 2025. For the six months ended June 30, 2026, we reported consolidated cost of sales of $49.6 million, representing an increase of $12.2 million from the six months ended June 30, 2025. For both the three and six month comparative periods, the increase was primarily due to higher sales volumes in the period. For the six months ended June 30, 2025, we recognized $0.5 million of inventory step-up from the Cronos GrowCo Transaction into cost of sales. No such costs were recognized for the three months ended June 30, 2025 or the three and six months ended June 30, 2026.
Inventory write-down
For the three months ended June 30, 2026, we reported inventory write-downs of $0.4 million, representing an increase of $0.3 million from the three months ended June 30, 2025. For the six months ended June 30, 2026, we reported inventory write-downs of $1.1 million, representing an increase of $1.0 million from the six months ended June 30, 2025. Inventory write-downs for both the three and six months ended June 30, 2026 and 2025, relate to unusable inventory that was scrapped in the period.
Gross profit
For the three months ended June 30, 2026, we reported gross profit of $28.5 million, representing an increase of $13.9 million from the three months ended June 30, 2025. For the six months ended June 30, 2026, we reported gross profit of $47.6 million, representing an increase of $19.4 million from the six months ended June 30, 2025. For both the three and six month comparative periods, the increase was primarily due to higher average sales prices, largely driven by a mix shift to Israel and other countries, which carry no excise taxes, and higher sales volumes. Higher sales volumes led to higher net revenue and efficiencies as fixed overhead costs were spread over greater volumes. For the six months ended June 30, 2025, gross profit was reduced by $0.5 million as a result of the impact of the inventory step-up from the Cronos GrowCo Transaction that was recorded into cost of sales. No such costs were recognized for the three months ended June 30, 2025 or the three and six months ended June 30, 2026.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Sales and marketing	$6,785	$5,347	$1,438	27%	$12,400	$9,912	$2,488	25%
Research and development	1,215	929	286	31%	2,628	1,722	906	53%
General and administrative	10,803	10,536	267	3%	22,539	19,845	2,694	14%
Restructuring costs	308	768	(460)	(60)%	792	1,323	(531)	(40)%
Share-based compensation	1,557	1,381	176	13%	2,870	3,469	(599)	(17)%
Depreciation and amortization	379	867	(488)	(56)%	804	1,363	(559)	(41)%
Total operating expenses	$21,047	$19,828	$1,219	6%	$42,033	$37,634	$4,399	12%
Sales and marketing
For the three months ended June 30, 2026, sales and marketing expenses were $6.8 million, representing an increase of $1.4 million compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, sales and marketing expenses were $12.4 million, representing an increase of $2.5 million from the six months ended June 30, 2025. For both the three and six month comparative periods, the increase was primarily due to higher trade marketing expenses and higher salaries and benefits.
Research and development
For the three months ended June 30, 2026, research and development expenses were $1.2 million, representing an increase of $0.3 million compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, research and development expenses were $2.6 million, representing an increase of $0.9 million from the six months ended June 30, 2025. For both the three and six month comparative periods, the increase was primarily due to increased testing, clinical study and other product development activity, as well as higher salaries and benefits.
General and administrative
For the three months ended June 30, 2026, general and administrative expenses were $10.8 million, representing an increase of $0.3 million from the three months ended June 30, 2025. For the six months ended June 30, 2026, general and administrative expenses were $22.5 million, representing an increase of $2.7 million from the six months ended June 30, 2025. For the three month comparative period, the increase was primarily due to higher transaction costs related to the pending CanAdelaar acquisition and higher professional fees, partially offset by the recovery of previously assessed excise tax stamp penalties as well as lower anti-dumping and restatement litigation costs. For the six month comparative period, the increase was primarily due to higher transaction costs related to the pending CanAdelaar acquisition, higher salaries and benefits, and higher professional fees, partially offset by the recovery of excise tax stamp penalties as well as lower anti-dumping costs and restatement litigation costs.

Restructuring costs
For the three months ended June 30, 2026, restructuring costs were $0.3 million, representing a decrease of $0.5 million from the three months ended June 30, 2025. For the six months ended June 30, 2026, restructuring costs were $0.8 million, representing a decrease of $0.5 million from the six months ended June 30, 2025. For further information, see Note 7 “Restructuring” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Share-based compensation
For the three months ended June 30, 2026, share-based compensation expense was $1.6 million, representing an increase of $0.2 million from the three months ended June 30, 2025. For the six months ended June 30, 2026, share-based compensation expense was $2.9 million, representing a decrease of $0.6 million from the six months ended June 30, 2025. For the three month comparative period, the increase was primarily due to the inclusion of revaluation expense on our deferred share units in share-based compensation in the current period. For the six month comparative period, the decrease was primarily due to lower average amounts of share-based compensation awards outstanding, partially offset by the inclusion of revaluation expense on our deferred share units in share-based compensation in the current period.
Depreciation and amortization
For the three months ended June 30, 2026, depreciation and amortization expenses were $0.4 million, representing a decrease of $0.5 million from the three months ended June 30, 2025. For the six months ended June 30, 2026, depreciation and amortization expenses were $0.8 million, representing a decrease of $0.6 million from the six months ended June 30, 2025. For both the three and six month comparative periods, the decrease was primarily due to lower amortization of intangible assets and depreciation of property, plant and equipment.
Other income and income tax provision (benefit)

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Interest income, net	$8,816	$8,997	$(181)	(2)%	$17,669	$18,662	$(993)	(5)%
Loss on revaluation of financial instruments	(615)	(640)	25	4%	(3,099)	(591)	(2,508)	(424)%
Foreign currency gain (loss)	20,219	(39,538)	59,757	N/M	33,918	(37,955)	71,873	N/M
Loss on held-for-sale assets	—	(2,501)	2,501	100%	—	(2,501)	2,501	100%
Change in allowance for credit loss on non-operating loan	(108)	—	(108)	N/A	(214)	—	(214)	N/A
Other, net	(2)	(1)	(1)	(100)%	8	42	(34)	(81)%
Total other income (loss)	28,310	(33,683)	61,993	N/M	48,282	(22,343)	70,625	N/M
Income tax provision (benefit)	51	(525)	576	N/M	2,479	(980)	3,459	N/M
Net income (loss)	35,663	$(38,482)	74,145	N/M	51,374	(30,759)	82,133	N/M
(i)“N/M” is defined as not meaningful.
Interest income, net
For the three months ended June 30, 2026, interest income, net was $8.8 million, representing a decrease of $0.2 million from the three months ended June 30, 2025. For the six months ended June 30, 2026, interest income, net was $17.7 million, representing a decrease of $1.0 million from the six months ended June 30, 2025. For both the three and six month comparative periods, the decrease in interest income, net was primarily due to lower interest rates in the current period, partially offset by interest on our High Tide Loan in the current period.
Loss on revaluation of financial instruments
For the three months ended June 30, 2026, the loss on revaluation of financial instruments was $0.6 million, essentially flat from the three months ended June 30, 2025. For the six months ended June 30, 2026, the loss on revaluation of financial instruments was $3.1 million, representing a deterioration of $2.5 million from the six months ended June 30, 2025. For the six month comparative period, the increased loss was primarily related to the change in fair value of our High Tide Warrant and our investment in Vitura Health Limited (“Vitura”). For further information, see Note 3 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.

Foreign currency gain (loss)
For the three months ended June 30, 2026, foreign currency gain was $20.2 million, representing an improvement of $59.8 million from the three months ended June 30, 2025. For the six months ended June 30, 2026, foreign currency gain was $33.9 million, representing an improvement of $71.9 million from the six months ended June 30, 2025. The change was primarily due to the strengthening of the U.S. dollar compared to the Canadian dollar impacting the revaluation of certain foreign currency-denominated cash equivalents and short-term investments held in Canada, as well as the strengthening of the New Israeli Shekel compared to the Canadian dollar impacting the revaluation of certain foreign currency-denominated intercompany loans anticipated to be settled in the foreseeable future.
Loss on held-for-sale assets
For both the three and six months ended June 30, 2025, we recognized a loss on held-for-sale assets of $2.5 million, relating to a decrease in the fair value of the Cronos Fermentation Facility held-for-sale assets group (the “Cronos Fermentation Held-For-Sale Assets Group”). There were no such losses on held-for-sale assets for the three and six months ended June 30, 2026. For further information, see Note 7 “Restructuring” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Change in allowance for credit loss on non-operating loan
For the three and six months ended June 30, 2026, change in allowance for credit loss on non-operating loan was $0.1 million and $0.2 million, respectively. There was no such activity during the three and six months ended June 30, 2025. The expense relates to the change in the allowance for credit loss on the High Tide Loan. For further information, see Note 4 “Loans Receivable, net.”
Other, net
For the three months ended June 30, 2026 and 2025, other, net was essentially nil. For the six months ended June 30, 2026, other, net primarily related to non-operating rental income, partially offset by a loss on disposal of assets. For the six months ended June 30, 2025, other, net primarily related to gains and losses on the disposal of assets.
Income tax provision (benefit)
For the three months ended June 30, 2026, income tax provision was $0.1 million, compared to a benefit of $0.5 million for the three months ended June 30, 2025. For the six months ended June 30, 2026, income tax provision was $2.5 million, compared to a benefit of $1.0 million for the six months ended June 30, 2025. For both the three and six month comparative periods, the increased expense was primarily due to decreased net operating loss utilization in the current period.
Net income (loss)
For the three months ended June 30, 2026, net income was $35.7 million, compared to a net loss of $38.5 million for the three months ended June 30, 2025. For the six months ended June 30, 2026, net income was $51.4 million, compared to a net loss of $30.8 million for the six months ended June 30, 2025. For both the three and six month comparative periods, the improvement in net income was primarily due to higher gross profit and other income, partially offset by higher operating expenses.
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
The following tables set forth a reconciliation of Net income as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated:

Three months ended June 30, 2026
Net income	$35,663
Interest income, net	(8,816)
Income tax provision	51
Depreciation and amortization	3,374
EBITDA	30,272
Loss on revaluation of financial instruments(i)	615
Foreign currency transaction gain	(20,219)
Transaction costs(ii)	581
Other, net(iii)	2
Restructuring costs(iv)	308
Share-based compensation(v)	1,557
Restatement litigation costs(vi)	(144)
Israel Ministry of Economy and Industry dumping inquiry expense(vii)	8
Change in allowance for credit loss on non-operating loan(viii)	108
Adjusted EBITDA	$13,088

Three months ended June 30, 2025
Net loss	$(38,482)
Interest income, net	(8,997)
Income tax benefit	(525)
Depreciation and amortization	4,202
EBITDA	(43,802)
Loss on revaluation of financial instruments(i)	640
Foreign currency transaction loss	39,538
Transaction costs(ii)	32
Other, net(iii)	1
Restructuring costs(iv)	768
Share-based compensation(v)	1,381
Restatement litigation costs(vi)	391
Israel Ministry of Economy and Industry dumping inquiry expense(vii)	238
Loss on held-for-sale assets(ix)	2,501
Adjusted EBITDA	$1,688

Six months ended June 30, 2026
Net income	$51,374
Interest income, net	(17,669)
Income tax provision	2,479
Depreciation and amortization	7,101
EBITDA	43,285
Loss on revaluation of financial instruments(i)	3,099
Foreign currency transaction gain	(33,918)
Transaction costs(ii)	1,540
Other, net(iii)	(8)
Restructuring costs(iv)	792
Share-based compensation(v)	2,870
Restatement litigation costs(vi)	267
Israel Ministry of Economy and Industry dumping inquiry expense(vii)	26
Change in allowance for credit loss on non-operating loan(viii)	214
Adjusted EBITDA	$18,167

Six months ended June 30, 2025
Net loss	$(30,759)
Interest income, net	(18,662)
Income tax benefit	(980)
Depreciation and amortization	7,042
EBITDA	(43,359)
Loss on revaluation of financial instruments(i)	591
Foreign currency transaction loss	37,955
Transaction costs(ii)	72
Other, net(iii)	(42)
Restructuring costs(iv)	1,323
Share-based compensation(v)	3,469
Restatement litigation costs(vi)	438
Israel Ministry of Economy and Industry dumping inquiry expense(vii)	512
Loss on held-for-sale assets(ix)	2,501
Inventory step-up recorded to cost of sales(x)	517
Adjusted EBITDA	$3,977

(i)For the three and six months ended June 30, 2026, the loss on revaluation of financial instruments was driven by a loss related to the Company’s High Tide Warrant and the Company’s equity securities in Vitura. For the three and six months ended June 30, 2025, the loss on revaluation of financial instruments related primarily to the Company’s equity securities in Vitura.
(ii)For the three and six months ended June 30, 2026, transaction costs represented fees related to the pending acquisition of CanAdelaar. For the three and six months ended June 30, 2025, transaction costs represented legal, financial and other advisory fees and expenses incurred in connection with the Cronos GrowCo Transaction. These costs are included in general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
(iii)For the three months ended June 30, 2026, other, net related to a loss on disposal of fixed assets. For the six months ended June 30, 2026, other, net related primarily to rental income. For the three and six months ended June 30, 2025, other, net related to (gain) loss on disposal of assets and (gain) loss on revaluation of derivative liabilities.
(iv)For the three and six months ended June 30, 2026, restructuring costs related to IT infrastructure and finance transformation costs associated with the Realignment, as described in Note 7 “Restructuring.” For the three and six months ended June 30, 2025, restructuring costs related to employee-related severance costs and IT infrastructure and finance transformation costs associated with the Realignment, as described in Note 7 “Restructuring.”
(v)For the three and six months ended June 30, 2026, share-based compensation related to the expenses of share-based compensation awarded to employees and DSUs issued to our Board of Directors, each under the Company’s share-based award plans, as described in Note 8 “Share-based Compensation.” For the three and six months ended June 30, 2025, share-based compensation related to the expenses of share-based compensation awarded to employees under the Company’s share-based award plans, as described in Note 8 “Share-based Compensation.”
(vi)For the three and six months ended June 30, 2026 and 2025, restatement litigation costs included legal costs incurred defending shareholder class action complaints brought against the Company as a result of the 2019 restatement.
(vii)For the three and six months ended June 30, 2026 and 2025, Israel Ministry of Economy and Industry dumping inquiry expense included expenditures relating to regulatory investigations and proceedings about alleged dumping of medical cannabis imports from Canada into Israel and related litigation and external relations expenses.
(viii)For the three and six months ended June 30, 2026, change in allowance for credit loss on non-operating loan related to the allowance recognized on the High Tide loan receivable, as described in Note 4, “Loans Receivable, net.”
(ix)For the three and six months ended June 30, 2025, loss on held-for-sale assets related to a revaluation of the Cronos Fermentation Held-For-Sale Assets Group.
(x)For the six months ended June 30, 2025, inventory step-up recorded to cost of sales represents the portion of the inventory step-up from the Cronos GrowCo Transaction that was recorded through the condensed consolidated statements of net income (loss) and comprehensive income (loss).
For the three months ended June 30, 2026, Adjusted EBITDA was $13.1 million, representing an improvement of $11.4 million from the three months ended June 30, 2025. For the six months ended June 30, 2026, Adjusted EBITDA was $18.2 million, representing an improvement of $14.2 million from the six months ended June 30, 2025. For both comparative periods, the improvement was primarily due to higher gross profit, partially offset by higher operating expenses due to higher sales and marketing, general and administrative, and research and development costs.
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
The following table sets forth a reconciliation of Gross profit and Gross margin, each as determined in accordance with U.S. GAAP, to Adjusted Gross Profit and Adjusted Gross Margin, respectively, for the periods indicated:

(in thousands of USD)	Three months ended June 30,		Change			Six months ended June 30,		Change
	2026	2025	$	%		2026	2025	$	%
Net revenue	$53,007	$33,455	$19,552	58%		$98,217	$65,717	$32,500	49%

Gross profit	$28,451	$14,504	$13,947	96%		$47,604	$28,238	$19,366	69%
Inventory step-up recorded to cost of sales	—	—	—	N/A		—	517	(517)	(100)%
Adjusted Gross Profit	$28,451	$14,504	$13,947	96%		$47,604	$28,755	$18,849	66%

Gross margin(i)	54%	43%	N/A	11	pp	48%	43%	N/A	5	pp
Adjusted Gross Margin(ii)	54%	43%	N/A	11	pp	48%	44%	N/A	4	pp
(i)Gross margin is defined as gross profit divided by net revenue.
(ii)Adjusted Gross Margin is defined as Adjusted Gross Profit divided by net revenue.
For the three months ended June 30, 2026, Adjusted Gross Profit was $28.5 million, representing an increase of $13.9 million from the three months ended June 30, 2025. For the six months ended June 30, 2026, Adjusted Gross Profit was $47.6 million, representing an increase of $18.8 million from the six months ended June 30, 2025. For both comparative periods, the increase was primarily due to higher average sales prices, largely driven by a mix shift to Israel and other countries, which carry no excise taxes, and higher sales volumes. Higher sales volumes led to higher net revenue and efficiencies as fixed overhead costs were spread over greater volumes.
Constant Currency
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for net revenue, gross profit, gross profit margin, operating expenses, net income (loss) and Adjusted EBITDA for the three and six months ended June 30, 2026, as well as cash and cash equivalents, short-term investment and non-current interest-bearing deposit balances as of June 30, 2026 compared to December 31, 2025, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the three and six month comparative periods in 2025, rather than the actual average exchange rates in effect during the respective current period; constant currency current and prior comparative balance sheet information is translated at the prior year-end spot rate rather than the current period spot rate. All growth comparisons relate to the corresponding period in 2025. We have provided this non-GAAP financial information to aid investors in better understanding the performance of our operations. The non-GAAP financial measures presented in this Quarterly Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP. See further discussion on foreign currency risk as noted in Item 3 “Quantitative and Qualitative Disclosures About Market Risk.”

The table below sets forth certain measures of consolidated results from continuing operations on a constant currency basis for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 as well as cash and cash equivalents, short-term investments and non-current interest-bearing deposits as of June 30, 2026 and December 31, 2025, both on an as-reported and constant currency basis (in thousands):

As Reported	As Adjusted for Constant Currency
Three months ended June 30,	As Reported Change	Three months ended June 30,	Constant Currency Change
2026	2025	$	%	2026	$	%
Net revenue	$53,007	$33,455	$19,552	58%	$50,383	$16,928	51%
Gross profit	28,451	14,504	13,947	96%	26,903	12,399	85%
Gross margin	54%	43%	N/A	11	pp	53%	N/A	10	pp

Operating expenses	21,047	19,828	1,219	6%	20,574	746	4%
Net income (loss)	35,663	(38,482)	74,145	N/M	35,185	73,667	N/M
Adjusted EBITDA	$13,088	$1,688	$11,400	675%	$11,879	$10,191	604%

Six months ended June 30,	As Reported Change	Six months ended June 30,	Constant Currency Change
2026	2025	$	%	2026	$	%
Net revenue	$98,217	$65,717	$32,500	49%	$92,296	$26,579	40%
Gross profit	47,604	28,238	19,366	69%	44,491	16,253	58%
Gross margin	48%	43%	N/A	5	pp	48%	N/A	5	pp

Operating expenses	42,033	37,634	4,399	12%	40,579	2,945	8%
Net income (loss)	51,374	(30,759)	82,133	N/M	49,994	80,753	N/M
Adjusted EBITDA	$18,167	$3,977	$14,190	357%	$16,032	$12,055	303%

As of June 30,	As of December 31,	As Reported Change	As of June 30,	Constant Currency Change
2026	2025	$	%	2026	$	%
Cash and cash equivalents	$467,019	$791,794	$(324,775)	(41)%	$468,459	$(323,335)	(41)%
Short-term investments	330,000	40,000	290,000	725%	330,000	290,000	725%
Non-current interest-bearing deposits	30,000	—	30,000	N/A	30,000	30,000	N/A
Total cash and cash equivalents, short-term investments and non-current interest-bearing deposits	$827,019	$831,794	$(4,775)	(1)%	$828,459	$(3,335)	—%

Net revenue

	As Reported				As Adjusted for Constant Currency
	Three months ended June 30,		As Reported Change		Three months ended June 30,	Constant Currency Change
	2026	2025	$	%	2026	$	%
Cannabis flower	$39,214	$25,025	$14,189	57%	$36,617	$11,592	46%
Cannabis extracts	13,774	8,360	5,414	65%	13,747	5,387	64%
Other	19	70	(51)	(73)%	19	(51)	(73)%
Net revenue	$53,007	$33,455	$19,552	58%	$50,383	$16,928	51%

	As Reported				As Adjusted for Constant Currency
	Six months ended June 30,		As Reported Change		Six months ended June 30,	Constant Currency Change
	2026	2025	$	%	2026	$	%
Cannabis flower	$72,948	$48,369	$24,579	51%	$67,589	$19,220	40%
Cannabis extracts	25,231	16,968	8,263	49%	24,670	7,702	45%
Other	38	380	(342)	(90)%	37	(343)	(90)%
Net revenue	$98,217	$65,717	$32,500	49%	$92,296	$26,579	40%

	As Reported				As Adjusted for Constant Currency
	Three months ended June 30,		As Reported Change		Three months ended June 30,	Constant Currency Change
	2026	2025	$	%	2026	$	%
Canada	$28,710	$19,150	$9,560	50%	$28,488	$9,338	49%
Israel	15,018	9,376	5,642	60%	12,414	3,038	32%
Other countries	9,279	4,929	4,350	88%	9,481	4,552	92%
Net revenue	$53,007	$33,455	$19,552	58%	$50,383	$16,928	51%

	As Reported				As Adjusted for Constant Currency
	Six months ended June 30,		As Reported Change		Six months ended June 30,	Constant Currency Change
	2026	2025	$	%	2026	$	%
Canada	$54,061	$39,280	$14,781	38%	$52,710	$13,430	34%
Israel	29,169	18,605	10,564	57%	24,654	6,049	33%
Other countries	14,987	7,832	7,155	91%	14,932	7,100	91%
Net revenue	$98,217	$65,717	$32,500	49%	$92,296	$26,579	40%

For the three months ended June 30, 2026, net revenue on a constant currency basis was $50.4 million, representing a 51% increase from the three months ended June 30, 2025. For the six months ended June 30, 2026, net revenue on a constant currency basis was $92.3 million, representing a 40% increase from the six months ended June 30, 2025. On a constant currency basis, net revenue increased for the three and six months ended June 30, 2026, primarily due to higher cannabis flower sales in Israel and other countries, which carry no excise taxes, and higher cannabis flower and extract sales in the Canadian market.

Gross profit
For the three months ended June 30, 2026, gross profit on a constant currency basis was $26.9 million, representing an 85% increase from the three months ended June 30, 2025. For the six months ended June 30, 2026, gross profit on a constant currency basis was $44.5 million, representing a 58% increase from the six months ended June 30, 2025. On a constant currency basis, gross profit increased for the three and six months ended June 30, 2026, primarily due to higher average sales prices, largely driven by a mix shift to Israel and other countries, which carry no excise taxes, and higher sales volumes. Higher sales volumes led to higher net revenue and efficiencies as fixed overhead costs were spread over greater volumes. For the six months ended June 30, 2025, we recognized $0.5 million of inventory step-up from the Cronos GrowCo Transaction in cost of sales. No such costs were recognized for the three months ended June 30, 2025 or the three and six months ended June 30, 2026.
Operating expenses
For the three months ended June 30, 2026, operating expenses on a constant currency basis were $20.6 million, representing a 4% increase from the three months ended June 30, 2025. For the six months ended June 30, 2026, operating expenses on a constant currency basis were $40.6 million, representing an 8% increase from the six months ended June 30, 2025. On a constant currency basis, operating expenses increased for the three and six months ended June 30, 2026, primarily due to higher salaries and benefits, transaction costs and product development costs, partially offset by the recovery of excise tax stamp penalties, as well as lower anti-dumping costs and restatement litigation costs.
Net income (loss)
For the three months ended June 30, 2026, net income on a constant currency basis was $35.2 million, representing an increase in net income of $73.7 million from the three months ended June 30, 2025. For the six months ended June 30, 2026, net income on a constant currency basis was $50.0 million, representing an increase in net income of $80.8 million from the six months ended June 30, 2025. On a constant currency basis, the improvement in net income for the three and six months ended June 30, 2026, was primarily due to higher gross profit and other income, partially offset by higher operating expenses.
Adjusted EBITDA
For the three months ended June 30, 2026, Adjusted EBITDA on a constant currency basis was $11.9 million, representing a $10.2 million improvement from the three months ended June 30, 2025. For the six months ended June 30, 2026, Adjusted EBITDA on a constant currency basis was $16.0 million, representing a $12.1 million improvement from the six months ended June 30, 2025. The improvement in Adjusted EBITDA for the three and six months ended June 30, 2026 on a constant currency basis was driven by higher gross profit, partially offset by higher operating expenses due to higher sales and marketing, general and administrative, and research and development costs.
Cash and cash equivalents, short-term investments and non-current interest-bearing deposits
Cash and cash equivalents, short-term investments and non-current interest-bearing deposits, on a constant currency basis decreased $3.3 million to $828.5 million as of June 30, 2026, from $831.8 million as of December 31, 2025. The decrease in cash and cash equivalents, short-term investments and non-current interest-bearing deposits on a constant currency basis is primarily due to repurchases of common stock, purchases of property, plant and equipment, and withholding taxes paid on share-based awards, partially offset by positive cash from operating activities.
Liquidity and Capital Resources
As of June 30, 2026, we had $467.0 million in cash and cash equivalents and $330.0 million in short-term investments, compared with $791.8 million in cash and cash equivalents and $40.0 million in short-term investments as of December 31, 2025. The increase in short-term investments primarily reflected the investment of available cash in guaranteed investment certificates and did not materially change our aggregate cash and cash equivalents and short-term investments position. We believe that the existing cash and cash equivalents and short-term investments will be sufficient to fund the business operations and capital expenditures over the next twelve months. The following table summarizes the cash flows from operating, investing and financing activities:

(In thousands of U.S. dollars)	Six months ended June 30,
	2026	2025
Net cash provided by operating activities	$34,908	$722
Net cash used in investing activities	(320,273)	(56,339)
Net cash used in financing activities	(39,147)	(10,616)
Effect of foreign currency translation on cash and cash equivalents	(263)	1,844
Net change in cash	$(324,775)	$(64,389)

Comparison of cash flows between the six months ended June 30, 2026 and the six months ended June 30, 2025
Operating activities
During the six months ended June 30, 2026, we generated $34.9 million of cash from operating activities as compared to $0.7 million in the six months ended June 30, 2025, representing an increase in cash generated of $34.2 million. This change is primarily driven by a $10.2 million increase in net income after adjusting for non-cash items, a lower decrease in accrued liabilities, lower increases in accounts receivable and current income tax receivable, increases in accounts payable and income taxes payable, and higher decreases in prepaids and other current assets compared to the six months ended June 30, 2025. These were partially offset by a lower decrease to interest receivable compared to the six months ended June 30, 2025.
Investing activities
During the six months ended June 30, 2026, we used $320.3 million of cash from investing activities, compared to $56.3 million of cash used in investing activities during the six months ended June 30, 2025, representing a change of $263.9 million. This change was primarily driven by higher net purchases of short-term investments and the purchase of a non-current interest-bearing deposit, partially offset by lower purchases of property, plant and equipment.
Financing activities
During the six months ended June 30, 2026, cash used in financing activities was $39.1 million, compared to $10.6 million of cash used in financing activities during the six months ended June 30, 2025, representing an increase in cash used of $28.5 million. This change is primarily driven by higher share repurchases, partially offset by a decrease in withholding taxes paid on share-based awards compared to the six months ended June 30, 2025.
Share Repurchase Program
On May 7, 2025, the Company’s Board of Directors (the “Board”) authorized a share repurchase program of up to $50.0 million, but not to exceed 19,270,951 common shares, being 5% of the outstanding common shares as of May 7, 2025. The repurchase program commenced on May 14, 2025 and expired on May 13, 2026.
On May 8, 2026, the Board authorized a share repurchase program of up to $50.0 million, but not to exceed 18,712,918 common shares, the maximum amount permitted by applicable Canadian securities laws. The repurchase program commenced on May 14, 2026 and is expected to expire on May 13, 2027 unless earlier terminated. For further information, see Note 9 “Share Repurchase Program” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
In the three months ended June 30, 2026, we repurchased 5,888,170 common shares at a cost of approximately $16.1 million, inclusive of commissions and excise taxes. In the six months ended June 30, 2026, we repurchased 12,253,870 common shares at a cost of approximately $32.9 million, inclusive of commissions and excise taxes. As of June 30, 2026, under the current repurchase plan, the Company has repurchased a total of 2,780,368 common shares at a cost of approximately $7.9 million, inclusive of commissions and excise taxes. Commissions and excise taxes do not reduce the Company’s remaining repurchase authorization. Accordingly, the Company has remaining authorization to repurchase up to $42.1 million of additional common shares, not to exceed the 15,932,550 common shares authorized by the Board.
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
For the three and six months ended June 30, 2026, Cronos GrowCo repaid an aggregate C$7.9 million ($5.6 million) and C$11.3 million ($8.1 million) in principal and C$1.8 million ($1.3 million) and C$3.7 million ($2.6 million) in interest, respectively, under the terms of the GrowCo Credit Facility.
As of June 30, 2026, Cronos GrowCo had repaid an aggregate C$47.2 million ($34.2 million) and C$40.0 million ($29.1 million) in principal and interest, respectively, under the terms of the GrowCo Credit Facility.

As of June 30, 2026, the outstanding balance of the GrowCo Credit Facility was C$119.8 million ($84.4 million) and C$8.0 million ($5.6 million) remained undrawn.
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
Foreign currency risk
The Company’s condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report are expressed in U.S. dollars. The Company is exposed to foreign currency risk based on its net assets, liabilities, and revenue denominated in foreign currencies, including Canadian dollars and Israeli new shekels. As a result, we are exposed to foreign currency translation gains and losses. Revenue and expenses of all foreign operations are translated into U.S. dollars at the foreign currency exchange rates that approximate the rates in effect during the period when such items are recognized. Changes in foreign currency exchange rates may positively or adversely affect our operating results, net income and accumulated other comprehensive income, depending on the currencies, amounts and nature of our net monetary and net investment exposures.
A 10% change in the exchange rates for the Canadian dollar would have affected the carrying amount of the net assets by approximately $37.3 million and $40.5 million as of June 30, 2026 and December 31, 2025, respectively. The corresponding impact would be recorded in accumulated other comprehensive income. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains and losses could have a significant, and potentially adverse, effect on the Company’s results of operations.
During the three and six months ended June 30, 2026, the Company had foreign currency loss on translation of $23.1 million and $41.0 million, respectively. During the three and six months ended June 30, 2025, the Company had foreign currency gain on translation of $60.2 million and $57.1 million, respectively.
Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the cash equivalents and short-term investments, and the market value of all interest-earning assets, other than those which possess a short term to maturity. During the three and six months ended June 30, 2026, we had interest income, net of $8.8 million and $17.7 million, respectively. During the three and six months ended June 30, 2025, we had interest income, net of $9.0 million and $18.7 million, respectively. A 10% decrease in the interest rate in effect on June 30, 2026 would not have a material effect on the fair value of our cash equivalents, short-term investments and non-current interest-bearing deposits as the majority of the portfolio had a maturity date of three months or less. A 10% decrease in the interest rate in effect for the three and six months ended June 30, 2026 would have an effect of $1.0 million and $2.0 million, respectively, on interest income, net earned on our cash equivalents and short-term investments.

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2026. Based on that evaluation, management has concluded that, as of June 30, 2026, the disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.
The information set forth under Note 10(b), Contingencies, to the Company’s condensed consolidated interim financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report is incorporated herein by reference.
Item 1A. Risk Factors.
An investment in us involves a number of risks. A detailed discussion of our risk factors appears in Part I, Item 1A. Risk Factors of the Annual Report. Except as set forth below, there have been no material changes to the risk factors disclosed in the Annual Report. Any of the matters highlighted in the risk factors described in the Annual Report or below could adversely affect our business, results of operations and financial condition, causing an investor to lose all, or part of, the investor’s investment. These risks and uncertainties are those we currently believe to be material, but they are not the only ones we face. If any of these risks and uncertainties, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows and consequently the price of our securities could be materially and adversely affected.
The imposition of an anti-dumping duty or other import restriction on our imports into Israel could have a material adverse effect on our business, financial condition and results of operations.
On January 18, 2024, the Company was notified that the Trade Levies Commissioner of the Israel Ministry of Economy and Industry initiated a public investigation of alleged dumping of medical cannabis imports from Canada into Israel, which ultimately did not result in an anti-dumping duty being imposed following related governmental and judicial proceedings.
In June 2026, the Trade Levies Commissioner initiated a new investigation concerning alleged dumping of medical cannabis imports from Canada into Israel. On July 28, 2026, the Commissioner terminated that investigation on procedural grounds. The termination was not based on a substantive determination of the merits and did not preclude another complaint or the initiation of a new investigation. On July 30, 2026, a new complaint concerning imports of medical cannabis from Canada was filed on behalf of the Israeli domestic industry. On August 2, 2026, the Commissioner notified the Government of Canada that the new complaint contained sufficient prima facie evidence of dumping, material injury to the domestic industry and a causal link between the alleged dumping and injury. On August 5, 2026, the Commissioner notified the Company of the initiation of a new investigation. The Company cannot predict the timing or outcome of the new investigation or any related proceeding, or whether any provisional or final anti-dumping duty or other import restriction will ultimately be imposed.
If an anti-dumping duty or any other import restriction is imposed on the Company’s imports, our ability to continue to import cannabis into Israel, the performance of our business in Israel, and our results of operations, financial condition, business and prospects could be materially and adversely impacted.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended June 30, 2026 was as follows (in thousands, except share and per share amounts):

Period	Total number of shares purchased	Weighted average price per share	Total number of shares purchased as part of publicly announced repurchase plan(i)	Approximate dollar value of shares that may yet be purchased on repurchase plan(i)	Approximate shares that may yet be purchased on repurchase plan
April 1, 2026 to April 30, 2026	2,199,755	$2.63	2,199,755	$18,105	6,286,015
May 1, 2026 to May 31, 2026	1,381,512	2.70	1,381,512	48,714	18,239,453
June 1, 2026 to June 30, 2026	2,306,903	2.74	2,306,903	42,109	15,932,550
	5,888,170		5,888,170
(i)On May 7, 2025, the Company was authorized by the Board to purchase up to $50.0 million of the Company’s common shares under a share repurchase program announced on May 8, 2025, which commenced on May 14, 2025 and expired on May 13, 2026. On May 8, 2026, the Company was authorized by the Board to purchase up to $50.0 million of the Company’s common shares under a new share repurchase program that commenced on May 14, 2026. During the three months ended June 30, 2026, the Company repurchased 5,888,170 common shares for an aggregate price of $16.1 million, including $0.3 million of excise taxes. The remaining dollar value and maximum number of shares shown for May and June 2026 relate solely to the current share repurchase program. The current repurchase program is expected to expire on May 13, 2027, unless earlier terminated.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2026, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
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
2.1
Agreement to Amend the Share Purchase Agreement, dated as of May 8, 2026, by and among Cronos Group Inc., CGM B.V., “Ring” International Holding AG and Landewyck Tobacco S.A. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Cronos Group Inc., filed May 11, 2026).

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
August 6, 2026

	By:	/s/ Jared Kenost
Jared Kenost Vice President, Controller and Principal Accounting Officer
August 6, 2026