Form 10-Q
period 2026-09-30
Cronos Group Inc.
filed 2026-11-05
CIK 1656472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
or
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

As of November 2, 2026, there were 366,471,299 common shares of the registrant issued and outstanding.

Unless otherwise noted or the context indicates otherwise, references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to the “Company,” “Cronos,” “Cronos Group,” “we,” “us” and “our” refer to Cronos Group Inc., its direct and indirect wholly owned subsidiaries and, if applicable, its joint ventures and investments accounted for by the equity method as of the end of the quarterly period; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; the term “U.S. hemp” has the meaning given to the term “hemp” in the United States (“U.S.”) Agricultural Improvement Act of 2018 (the “2018 Farm Bill”), as amended and in effect as of the date of this Quarterly Report, including hemp-derived cannabidiol (“CBD”).
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

(Exchange rates are shown as C$ per $)	As of
	September 30, 2026	September 30, 2025	December 31, 2025
Spot rate	1.4232	1.3921	1.3698
Year-to-date average rate	1.3854	1.3985	N/A

(Exchange rates are shown as ILS per $)	As of
	September 30, 2026	September 30, 2025	December 31, 2025
Spot rate	3.0739	3.3122	3.1863
Year-to-date average rate	3.0172	3.5126	N/A
All summaries of agreements described herein are qualified by the full text of such agreements (certain of which have been filed as exhibits with the U.S. Securities and Exchange Commission).

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Cronos Group Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	As of September 30, 2026	As of December 31, 2025
Assets
Current assets
Cash and cash equivalents	$411,191	$791,794
Restricted cash	3,826	—
Short-term investments	329,983	40,000
Accounts receivable, net	44,227	34,099
Interest receivable	7,888	8,654
Current income tax receivable	97	12,431
Other receivables	1,217	2,014
Current portion of loans receivable, net	79	—
Inventory, net	54,524	46,750
Prepaids and other current assets	6,276	8,344
Total current assets	859,308	944,086
Non-current interest-bearing deposits	95,629	—
Other investments	5,424	7,664
Non-current portion of loans receivable, net	17,485	20,847
Property, plant and equipment, net	144,051	145,865
Right-of-use assets	1,191	1,422
Goodwill	63,984	66,478
Intangible assets, net	7,653	8,890
Deferred tax assets	3,284	1,888
Total assets	$1,198,009	$1,197,140
Liabilities
Current liabilities
Accounts payable	$15,771	$11,640
Income taxes payable	5,935	—
Accrued liabilities	45,589	36,210
Current portion of lease obligation	299	337
Total current liabilities	67,594	48,187
Non-current portion due to non-controlling interests	—	733
Non-current portion of lease obligation	912	1,172
Deferred tax liabilities	4,891	4,089
Total liabilities	73,397	54,181
Shareholders’ equity
Share capital and additional paid-in capital (no par value; authorized for issue as of September 30, 2026 and December 31, 2025: unlimited; shares outstanding as of September 30, 2026 and December 31, 2025: 367,528,366 and 381,592,969, respectively)	624,057	662,983
Retained earnings	506,110	447,756
Accumulated other comprehensive loss	(58,228)	(16,842)
Total equity attributable to shareholders of Cronos Group	1,071,939	1,093,897
Non-controlling interests	52,673	49,062
Total shareholders’ equity	1,124,612	1,142,959
Total liabilities and shareholders’ equity	$1,198,009	$1,197,140
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)
(In thousands of U.S. dollars, except share and per share amounts, unaudited)	Table of Contents

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net revenue, before excise taxes	$83,904	$48,828	$213,466	$134,978
Excise taxes	(20,454)	(12,489)	(51,799)	(32,922)
Net revenue	63,450	36,339	161,667	102,056
Cost of sales	29,525	17,501	79,085	54,894
Inventory write-down	1,642	506	2,695	592
Gross profit	32,283	18,332	79,887	46,570
Operating expenses
Sales and marketing	7,137	5,301	19,537	15,213
Research and development	1,336	1,345	3,964	3,067
General and administrative	12,000	9,254	34,539	29,099
Restructuring costs	115	212	907	1,535
Share-based compensation	2,310	2,333	5,180	5,802
Depreciation and amortization	359	354	1,163	1,717
Impairment loss on long-lived assets	—	36	—	36
Total operating expenses	23,257	18,835	65,290	56,469
Operating income (loss)	9,026	(503)	14,597	(9,899)
Other income (expense)
Interest income, net	9,241	11,742	26,910	30,404
Gain (loss) on revaluation of financial instruments	918	4,066	(2,181)	3,475
Foreign currency gain (loss)	(230)	19,785	33,688	(18,170)
Loss on held-for-sale assets	—	(3,031)	—	(5,532)
Change in allowance for credit loss on non-operating loan and interest-bearing deposits	(231)	(4,771)	(445)	(4,771)
Other, net	—	(283)	8	(241)
Total other income	9,698	27,508	57,980	5,165
Income (loss) before income taxes	18,724	27,005	72,577	(4,734)
Income tax provision (benefit)	898	(1,316)	3,377	(2,296)
Net income (loss)	17,826	28,321	69,200	(2,438)
Net income attributable to non-controlling interest	4,022	2,363	9,559	5,193
Net income (loss) attributable to Cronos Group	$13,804	$25,958	$59,641	$(7,631)

Comprehensive income
Net income (loss)	$17,826	$28,321	$69,200	$(2,438)
Other comprehensive income (loss)
Foreign exchange gain (loss) on translation	(2,629)	(26,005)	(43,636)	31,141
Comprehensive income	15,197	2,316	25,564	28,703
Comprehensive income attributable to non-controlling interests	3,900	1,629	7,309	6,484
Comprehensive income attributable to Cronos Group	$11,297	$687	$18,255	$22,219
Net income (loss) per share
Basic net income (loss) per share attributable to Cronos Group	$0.04	$0.07	$0.16	$(0.02)

Diluted net income (loss) per share attributable to Cronos Group	$0.04	$0.07	$0.16	$(0.02)
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity
For the nine months ended September 30, 2026 and 2025
(In thousands of U.S. dollars, except share amounts, unaudited)

	Number of shares	Share capital and additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total shareholders’ equity
Balance as of December 31, 2025	381,592,969	$662,983	$447,756	$(16,842)	$49,062	$1,142,959
Activities related to share-based compensation	1,031,438	787	(968)	—	—	(181)
Share repurchases	(6,365,700)	(16,730)	—	—	—	(16,730)
Net income	—	—	13,752	—	1,959	15,711
Foreign exchange loss on translation	—	—	—	(17,076)	(869)	(17,945)
Balance as of March 31, 2026	376,258,707	$647,040	$460,540	$(33,918)	$50,152	$1,123,814
Activities related to share-based compensation	355,510	1,162	(306)	—	—	856
Share repurchases	(5,888,170)	(16,128)	—	—	—	(16,128)
Dividend paid to non-controlling interest	—	—	—	—	(3,698)	(3,698)
Net income	—	—	32,085	—	3,578	35,663
Foreign exchange loss on translation	—	—	—	(21,803)	(1,259)	(23,062)
Balance as of June 30, 2026	370,726,047	$632,074	$492,319	$(55,721)	$48,773	$1,117,445
Activities related to share-based compensation	6,165	1,393	(13)	—	—	1,380
Share repurchases	(3,203,846)	(9,410)	—	—	—	(9,410)
Net income	—	—	13,804	—	4,022	17,826
Foreign exchange loss on translation	—	—	—	(2,507)	(122)	(2,629)
Balance as of September 30, 2026	367,528,366	$624,057	$506,110	$(58,228)	$52,673	$1,124,612

Cronos Group Inc.
Condensed Consolidated Statements of Changes in Equity
For the nine months ended September 30, 2026 and 2025
(In thousands of U.S. dollars, except share amounts, unaudited)

	Number of shares	Share capital and additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total shareholders’ equity
Balance as of December 31, 2024	382,530,780	$669,879	$457,709	$(63,525)	$46,919	$1,110,982
Activities related to share-based compensation	2,875,615	(843)	(15)	—	—	(858)
Net income	—	—	6,122	—	1,601	7,723
Foreign exchange loss on translation	—	—	—	(2,924)	(158)	(3,082)
Balance as of March 31, 2025	385,406,395	$669,036	$463,816	$(66,449)	$48,362	$1,114,765
Activities related to share-based compensation	275,468	1,190	(25)	—	—	1,165
Share repurchases	(1,874,951)	(3,612)	—	—	—	(3,612)
Dividend paid to non-controlling interest	—	—	—	—	(3,858)	(3,858)
Net income (loss)	—	—	(39,711)	—	1,229	(38,482)
Foreign exchange gain on translation	—	—	—	58,045	2,183	60,228
Balance as of June 30, 2025	383,806,912	$666,614	$424,080	$(8,404)	$47,916	$1,130,206
Activities related to share-based compensation	4,217	1,392	(6)	—	—	1,386
Share repurchases	(917,862)	(1,859)	—	—	—	(1,859)
Net income	—	—	25,958	—	2,363	28,321
Foreign exchange loss on translation	—	—	—	(25,271)	(734)	(26,005)
Balance as of September 30, 2025	382,893,267	$666,147	$450,032	$(33,675)	$49,545	$1,132,049
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars, except share amounts, unaudited)	Table of Contents

	Nine months ended September 30,
	2026	2025
Operating activities
Net income (loss)	$69,200	$(2,438)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	5,180	5,802
Depreciation and amortization	11,812	10,574
Impairment loss on long-lived assets	—	36
(Gain) loss from investments	2,181	(3,482)
Changes in expected credit losses	438	4,766
Loss on held-for-sale assets	—	5,532
Inventory step-up recorded to cost of sales	—	517
Foreign currency (gain) loss	(33,688)	18,170
Other non-cash operating activities, net	(167)	2,367
Changes in operating assets and liabilities:
Accounts receivable, net	(10,800)	(10,510)
Interest receivable	(841)	2,095
Current income tax receivable	12,127	1,609
Other receivables	827	(668)
Prepaids and other current assets	1,912	(2,348)
Inventory, net	(8,916)	(13,025)
Accounts payable	4,443	(1,227)
Income taxes payable	6,075	(9)
Accrued liabilities	9,461	(3,730)
Net cash provided by operating activities	69,244	14,031
Investing activities
Purchase of short-term investments	(330,000)	(40,000)
Proceeds from short-term investments	40,000	—
Purchase of non-current interest-bearing deposits	(95,700)	—
Purchase of other investments	—	(5,107)
Advances on loans receivable	—	(13,307)
Proceeds from repayment on loans receivable	3,480	2,855
Purchase of property, plant and equipment	(13,563)	(23,578)
Purchase of intangible assets	(139)	(204)
Net cash used in investing activities	(395,922)	(79,341)
Financing activities
Repurchases of common stock	(42,268)	(5,471)
Dividend paid to non-controlling interest	(3,698)	(3,858)
Withholding taxes paid on share-based awards	(2,025)	(3,153)
Other financing activities, net	(577)	—
Net cash used in financing activities	(48,568)	(12,482)
Effect of foreign currency translation on cash and cash equivalents and restricted cash	(1,531)	3,157
Net change in cash and cash equivalents and restricted cash	(376,777)	(74,635)
Cash and cash equivalents and restricted cash, beginning of period	791,794	858,805
Cash and cash equivalents and restricted cash, end of period	$415,017	$784,170
Supplemental cash flow information
Interest paid	$215	$—
Interest received	$26,835	$32,148
Income taxes paid	$22	$68
See notes to condensed consolidated interim financial statements.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
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
(b)Basis of presentation
These condensed consolidated interim financial statements of Cronos are unaudited. They have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and with applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for any other reporting period.
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
(d)Revenue recognition
The following table presents the Company’s net revenue by major product category:

	Three months ended September 30,
	2026	2025
Cannabis flower	$47,981	$26,362
Cannabis extracts	15,459	9,964
Other	10	13
Net revenue	$63,450	$36,339

	Nine months ended September 30,
	2026	2025
Cannabis flower	$120,929	$74,731
Cannabis extracts	40,690	26,932
Other	48	393
Net revenue	$161,667	$102,056

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
Net revenue attributed to a geographic region based on the location of the customer was as follows:

	Three months ended September 30,
	2026	2025
Canada	$35,133	$23,132
Israel	15,088	11,353
Other countries	13,229	1,854
Net revenue	$63,450	$36,339

	Nine months ended September 30,
	2026	2025
Canada	$89,194	$62,412
Israel	44,257	29,958
Other countries	28,216	9,686
Net revenue	$161,667	$102,056
(e)Cash and cash equivalents, restricted cash, short-term investments and non-current interest-bearing deposits
Cash equivalents, short-term investments and non-current interest-bearing deposits are comprised of guaranteed investment certificates held in Canada and are recorded at amortized cost. Interest earned on cash equivalents, short-term investments and non-current interest-bearing deposits is recorded in interest receivable on the consolidated balance sheets and interest income, net on the condensed consolidated statements of net income (loss) and comprehensive income (loss). Cash inflows and outflows related to the purchase and maturity of short-term investments and non-current interest-bearing deposits are classified as investing activities in the Company’s condensed consolidated statements of cash flows. During both the three and nine months ended September 30, 2026, the Company recognized $27, $18 and $73 related to the expected credit losses on its cash equivalents, short-term investments and non-current interest-bearing deposits, respectively. These expenses are presented in change in allowance for credit losses on non-operating loan and interest-bearing deposits on the condensed consolidated statements of net income (loss) and comprehensive income (loss). As of September 30, 2026, the Company had $26, $17 and $71 of allowance for credit loss included in cash and cash equivalents, short-term investments and non-current interest-bearing deposits, respectively, on the condensed consolidated balance sheets.
Restricted cash was $3,826 as of September 30, 2026 and consisted of funds deposited by the Company into an escrow account. The Company had no restricted cash as of December 31, 2025.
(f)Concentration of risk
Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit risk from its operating activities, primarily accounts receivable and other receivables, and its investing activities, including cash held with banks and financial institutions, short-term investments, non-current interest-bearing deposits and loans receivable. The Company’s maximum exposure to this risk is equal to the carrying amount of these financial assets, which amounted to $911,622 and $909,839 as of September 30, 2026 and December 31, 2025, respectively.
An impairment analysis is performed at each reporting date using a provision matrix to measure expected credit losses. The provision rates are based on the days past due for groupings of various customer segments with similar loss patterns. The calculation reflects the probability-weighted outcome, the time value of money and reasonable and supportable information that is available at the reporting date about past events and current conditions. Effective January 1, 2026, the Company elected the practical expedient under ASU 2025-05 (as defined below), which permits the assumption that current conditions as of the reporting date remain unchanged for the remaining life of the asset when developing the expected credit loss estimate for current accounts receivable and current contract assets arising from contracts with customers. Accounts receivable are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, among others, the failure of a debtor to engage in a repayment plan and a failure to make contractual payments for a period of greater than 120 days past due. As of September 30, 2026 and December 31, 2025, the Company had $18 and $9, respectively, in expected credit losses that have been recognized on receivables from contracts with customers.
As of September 30, 2026, the Company assessed that there is a concentration of credit risk, as 38% of the Company’s accounts receivable were due from two customers with an established credit history with the Company. As of December 31, 2025, 16% of the Company’s accounts receivable were due from one customer with an established credit history with the Company.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The Company sells products to a limited number of major customers. Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s net revenue before excise taxes. During the three months ended September 30, 2026, the Company earned a total net revenue before excise taxes of $43,846 from three major customers, together accounting for 52% of the Company’s total net revenue before excise taxes. During the three months ended September 30, 2025, the Company earned a total net revenue before excise taxes of $22,634 from two major customers, together accounting for 46% of the Company’s total net revenue before excise taxes. During the nine months ended September 30, 2026, the Company earned a total net revenue before excise taxes of $89,433 from two major customers, together accounting for 42% of the Company’s total net revenue before excise taxes. During the nine months ended September 30, 2025, the Company earned a total net revenue before excise taxes of $58,490 from two major customers, together accounting for 43% of the Company’s total net revenue before excise taxes.
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
(h)New accounting pronouncements not yet adopted
In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 adds an obligation under ASC 220-40 to require a footnote disclosure about specific expenses by requiring public business entities to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. ASU 2024-03 does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and applicable entities are required to adopt ASU 2024-03 prospectively; however, companies are permitted to apply the amendments in ASU 2024-03 retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements. In January 2025, the effective date was further clarified with the issuance of ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). No guidance was changed with ASU 2025-01, but the issuance simply ensures that all public business entities have a clear and consistent timeline for implementing the enhanced expense disaggregation disclosures.
In December 2025, the Financial Accounting Standards Board issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies and reorganizes existing interim reporting guidance to improve its operability and consistency, primarily by emphasizing that interim disclosures should focus on significant changes since the most recent annual reporting period. The amendments do not change the recognition or measurement of amounts reported in the financial statements. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The adoption of ASU 2025-11 is not expected to have a material impact on the Company’s consolidated financial statements.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
2. Inventory, net
Inventory, net is comprised of the following items:

	As of September 30, 2026	December 31, 2025
Raw materials	$17,424	$8,762
Work-in-progress	19,288	25,830
Finished goods	17,736	12,012
Supplies and consumables	76	146
Total	$54,524	$46,750
As a result of the transaction by which we obtained majority control of Cronos Growing Company Inc.’s (“Cronos GrowCo”) board of directors (the “Cronos GrowCo Transaction”), the Company recorded a step-up to Cronos GrowCo’s existing inventory of $5,605 to bring the inventory balance acquired by the Company to its fair value. For the three and nine months ended September 30, 2025, the Company recognized nil and $517, respectively, of this inventory step-up into cost of sales on the condensed consolidated statements of net income (loss) and comprehensive income (loss). No inventory step-up was recognized in cost of sales during 2026. As of both September 30, 2026 and December 31, 2025, none of the inventory step-up was remaining in the Company’s inventory on the condensed consolidated balance sheets.
3. Investments
Other investments
Other investments consist of investments in common shares and warrants of companies in the cannabis industry.
Vitura
On February 12, 2025, Vitura Health Limited (“Vitura”) issued an additional 74,814,757 common shares diluting the Company’s ownership in Vitura from approximately 10% to approximately 8.3%. As of September 30, 2026, the Company’s ownership percentage in Vitura remained at approximately 8.3% of its outstanding common shares. The investment is considered an equity security with a readily determinable fair value. Changes in the fair value of the investment are recorded as gain (loss) on revaluation of financial instruments on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
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
The High Tide Warrant is classified as a derivative that is not being held as a hedge and was initially recorded at a fair value of C$6,989 to other investments on the condensed consolidated balance sheet on the transaction date. The High Tide Warrant’s fair value is estimated at each reporting date using a Black-Scholes model. Key inputs include the share price and volatility of High Tide common shares, the risk-free rate and the remaining term of the High Tide Warrant. Changes in the fair value of the High Tide Warrant are recorded as gain (loss) on revaluation of financial instruments on the condensed consolidated statements of net income (loss) and comprehensive income (loss). See Note 4 “Loans Receivable, net” for discussion of the loan receivable recognized as part of the agreement with High Tide.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following tables summarize the Company’s other investments activity:

	As of June 30, 2026	Unrealized gain (loss)	Foreign exchange effect	As of September 30, 2026
Vitura	$954	$(217)	$10	$747
High Tide Warrant	3,573	1,135	(31)	4,677
	$4,527	$918	$(21)	$5,424

	As of December 31, 2025	Unrealized loss	Foreign exchange effect	As of September 30, 2026
Vitura	$2,253	$(1,612)	$106	$747
High Tide Warrant	5,411	(569)	(165)	4,677
	$7,664	$(2,181)	$(59)	$5,424

	As of June 30, 2025	Warrant acquired	Unrealized gain	Foreign exchange effect	As of September 30, 2025
Vitura	$2,251	$—	$216	$14	$2,481
High Tide Warrant	$—	5,106	3,966	(110)	8,962
	$2,251	$5,106	$4,182	$(96)	$11,443

	As of December 31, 2024	Warrant acquired	Unrealized gain (loss)	Foreign exchange effect	As of September 30, 2025
Vitura	$2,813	$—	$(484)	$152	$2,481
High Tide Warrant	$—	5,106	3,966	(110)	8,962
	$2,813	$5,106	$3,482	$42	$11,443
4. Loans Receivable, net
Loans receivable, net consists of the following:

	As of September 30, 2026	As of December 31, 2025
Current portion of Mucci Promissory Note accrued interest	$79	$—
Total current portion of loans receivable, net	79	—
High Tide Loan	9,438	9,185
Mucci Promissory Note	5,465	9,226
Cannasoul Collaboration Loan	2,029	1,972
Add: Long-term portion of accrued interest	553	464
Total long-term portion of loans receivable, net	17,485	20,847
Total loans receivable, net	$17,564	$20,847
Mucci Promissory Note
On June 28, 2019, the Company entered into a promissory note receivable agreement (the “Mucci Promissory Note”) for C$16,350 with the Cronos GrowCo joint venture partner (“Mucci”). The Mucci Promissory Note is secured by a general security agreement covering all the assets of Mucci. Prior to July 1, 2022, interest accrued on the Mucci Promissory Note was capitalized as part of the principal balance. On September 30, 2022, the Mucci Promissory Note was amended and restated to increase the interest rate from 3.95% to the Canadian Prime Rate plus 1.25%, change the interest payments from quarterly to annual, and defer Mucci’s initial cash interest payment from September 30, 2022 to July 1, 2023. On June 20, 2024, the Mucci Promissory Note was amended and restated. As a result, interest accrued on the Mucci Promissory Note between July 1, 2023 and July 1, 2024 was capitalized as part of the principal balance. As of July 1, 2024, interest accruing on the Mucci Promissory Note is required to be paid in cash beginning on July 1, 2025. For the three and nine months ended September 30, 2026, Mucci made principal repayments of nil and $3,480, respectively, and interest payments of nil and $256, respectively, on the Mucci Promissory Note. For the three and nine months ended

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
September 30, 2025, Mucci made principal repayments of nil and $2,855, respectively, and interest payments of nil and $1,003, respectively, on the Mucci Promissory Note.
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
As of both September 30, 2026 and December 31, 2025, CLS has received ILS 8,297 from the Cannasoul Collaboration Loan.
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
The loan receivable was recorded at a fair value as of the transaction date of C$18,591 and is being amortized using the effective interest method over the estimated life of the loan. For the three and nine months ended September 30, 2026, High Tide paid $220 and $645, respectively, in interest. As of September 30, 2026, the High Tide loan receivable included an unamortized discount of $6,583 and an expected credit loss of $5,060. For the three and nine months ended September 30, 2025, High Tide paid $183 in interest. As of December 31, 2025, the High Tide loan receivable included an unamortized discount of $7,793 and an expected credit loss of $4,924.
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
Expected credit loss allowances on the Company’s long-term financial assets for the three and nine months ended September 30, 2026 and 2025 were comprised of the following items:

	As of June 30, 2026	Increase(i)	Foreign exchange effect	As of September 30, 2026
Mucci Promissory Note	$35	$—	$1	$36
Cannasoul Collaboration Loan	687	5	(22)	670
High Tide Loan	4,960	114	(14)	5,060
	$5,682	$119	$(35)	$5,766

	As of December 31, 2025	Increase (decrease)(i)	Foreign exchange effect	As of September 30, 2026
Mucci Promissory Note	$59	$(22)	$(1)	$36
Cannasoul Collaboration Loan	631	15	24	670
High Tide Loan	4,924	328	(192)	5,060
	$5,614	$321	$(169)	$5,766

	As of June 30, 2025	Increase(ii)	Foreign exchange effect	As of September 30, 2025
Mucci Promissory Note	$74	$1	$(1)	$74
Cannasoul Collaboration Loan	589	5	10	604
High Tide Loan	—	4,771	(29)	4,742
	$663	$4,777	$(20)	$5,420

	As of December 31, 2024	Increase (decrease)(ii)	Foreign exchange effect	As of September 30, 2025
Mucci Promissory Note	$88	$(18)	$4	$74
Cannasoul Collaboration Loan	535	13	56	604
High Tide Loan	—	4,771	(29)	4,742
	$623	$4,766	$31	$5,420
(i)During the three and nine months ended September 30, 2026, $5 and $(7), respectively, were recorded as changes to general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss) as a result of adjustments to our expected credit losses. During the three and nine months ended September 30, 2026, $114 and $328, respectively, were recorded as change in allowance for credit loss on non-operating loan and interest-bearing deposits on the condensed consolidated statements of net income (loss) and comprehensive income (loss) as a result of adjustments to our allowance for expected credit loss on the High Tide Loan.
(ii)During the three and nine months ended September 30, 2025, $6 and $(5), respectively, were recorded as changes to general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss) as a result of adjustments to our expected credit losses. During both the three and nine months ended September 30, 2025, $4,771 was recorded as a change in allowance for credit loss on non-operating loan and interest-bearing deposits on the condensed consolidated statements of net income (loss) and comprehensive income (loss) as a result of adjustments to our allowance for expected credit loss on the High Tide Loan.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
5. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	As of September 30, 2026	As of December 31, 2025
Cost
Land	$5,295	$7,245
Building and leasehold improvements	233,414	236,811
Machinery and equipment	49,799	47,514
Furniture and fixtures	2,739	2,694
Construction in progress(i)	9,247	1,062
Total cost	300,494	295,326
Less: accumulated depreciation	(51,872)	(42,639)
Less: accumulated impairment charges	(104,571)	(106,822)
Property, plant and equipment, net	$144,051	$145,865
(i)Includes $7,649 of cash deposits paid on property, plant and equipment that was not yet received by the Company as of September 30, 2026.
For the three and nine months ended September 30, 2026, depreciation expense on property, plant and equipment was $4,420 and $10,639, respectively. For the three and nine months ended September 30, 2025, depreciation expense on property, plant and equipment was $2,971 and $8,582, respectively. This depreciation expense was included in cost of sales as well as depreciation and amortization in operating expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
As of September 30, 2026 and December 31, 2025, the Company had $291 and $760, respectively, of unpaid purchases of property, plant and equipment accrued in accounts payable on the condensed consolidated balance sheets.
6. Goodwill and Intangible Assets, net
(a)    Goodwill
Goodwill is comprised of the following items as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
	Cost	Accumulated Impairment Charges	Net
Peace Naturals	$984	$—	$984
Cronos GrowCo	63,000	—	63,000
	$63,984	$—	$63,984

	As of December 31, 2025
	Cost	Accumulated Impairment Charges	Net
Peace Naturals	$1,022	$—	$1,022
Cronos GrowCo	65,456	—	65,456
	$66,478	$—	$66,478

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(b)    Intangible assets, net
Intangible assets, net are comprised of the following items as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
	Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	$5,514	$(4,794)	$(72)	$648
Health Canada licenses	7,875	(1,687)	(6,188)	—
Israeli codes(i)	334	(119)	—	215
Know-how(ii)	7,729	(1,739)	—	5,990
Total definite-lived intangible assets	21,452	(8,339)	(6,260)	6,853
Lord Jones® brand	64,000	—	(63,200)	800
Trademarks	142	—	(142)	—
Total intangible assets	$85,594	$(8,339)	$(69,602)	$7,653

	As of December 31, 2025
	Cost	Accumulated amortization	Accumulated impairment charges	Net
Software	$5,511	$(4,391)	$(76)	$1,044
Health Canada licenses	8,182	(1,710)	(6,472)	—
Israeli codes(i)	323	(103)	—	220
Know-how(ii)	8,030	(1,204)	—	6,826
Total definite-lived intangible assets	22,046	(7,408)	(6,548)	8,090
Lord Jones® brand	64,000	—	(63,200)	800
Trademarks	142	—	(142)	—
Total intangible assets	$86,188	$(7,408)	$(69,890)	$8,890
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
As of September 30, 2026, the estimated future amortization of definite-lived intangible assets is as follows:

As of September 30, 2026
Remainder of 2026 (3 months)	$354
2027	1,130
2028	905
2029	821
2030	791
Thereafter	2,852
$6,853

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
7. Restructuring
In the first quarter of 2022, the Company initiated a strategic plan to realign the business around its brands, centralize functions and evaluate the Company’s supply chain (the “Realignment”). As part of the Realignment, on February 28, 2022, the Company’s Board of Directors (the “Board”) approved plans to leverage the Company’s strategic partnerships to improve supply chain efficiencies and reduce manufacturing overhead by exiting its production facility in Stayner, Ontario, Canada (the “Peace Naturals Campus”). On February 27, 2023, the Board approved revisions to the Realignment, under which the Company was maintaining select components of its operations at the Peace Naturals Campus, namely distribution warehousing, certain research and development activities and manufacturing of certain of the Company’s products. In the third quarter of 2023, the Board approved revisions to the Realignment to wind down operations at the Company’s Winnipeg, Manitoba facility (the “Cronos Fermentation Facility”), list the Cronos Fermentation Facility assets for sale (the “Cronos Fermentation Held-For-Sale Assets Group”), and implement additional organization-wide cost reductions as the Company continues its Realignment initiatives. The sale of the Cronos Fermentation Facility was completed in November 2025. On November 26, 2023, the Company entered into an agreement for the sale and leaseback of the Peace Naturals Campus, which was subsequently terminated pursuant to its terms during the second quarter of 2024. The Company plans to continue and expand operations at the Peace Naturals Campus. In the first quarter of 2025, the Company continued its Realignment initiatives to transform its IT infrastructure and finance departments to drive long-term cost efficiencies, improve cross-functional collaboration, and support global scalability. These actions included leadership transitions, consolidation of certain roles, and assessment of, and investment in, critical IT infrastructure. The Realignment was substantially complete in August 2026, and the Company does not expect to incur further restructuring charges in connection with the Realignment initiatives. The Realignment initiatives were intended to position the Company to drive profitable and sustainable growth over time.
During the three and nine months ended September 30, 2026, the Company incurred $115 and $907, respectively, of restructuring costs in connection with the Realignment. During the three and nine months ended September 30, 2025, the Company incurred $212 and $1,535, respectively, of restructuring costs in connection with the Realignment. Charges related thereto include employee-related costs such as severance and other termination benefits, as well as IT infrastructure and finance transformation costs associated with the Realignment.
The following tables summarize the Company’s restructuring activity for the three and nine months ended September 30, 2026 and three and nine months ended September 30, 2025:

	Accrual as of June 30, 2026	Expenses	Payments/Write-offs	Accrual as of September 30, 2026
Employee Termination Benefits	$—	$—	$—	$—
Other Restructuring Costs	250	115	(359)	6
Total	$250	$115	$(359)	$6

	Accrual as of December 31, 2025	Expenses	Payments/Write-offs	Accrual as of September 30, 2026
Employee Termination Benefits	$104	$—	$(104)	$—
Other Restructuring Costs	211	907	(1,112)	6
Total	$315	$907	$(1,216)	$6

	Accrual as of June 30, 2025	Expenses	Payments/Write-offs	Accrual as of September 30, 2025
Employee Termination Benefits	$104	$—	$—	$104
Other Restructuring Costs	108	212	(163)	157
Total	$212	$212	$(163)	$261

	Accrual as of December 31, 2024	Expenses	Payments/Write-offs	Accrual as of September 30, 2025
Employee Termination Benefits	$—	$620	$(516)	$104
Other Restructuring Costs	—	915	(758)	157
Total	$—	$1,535	$(1,274)	$261

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
8. Share-based Compensation
(a)Share-based award plans
The Company has granted stock options, restricted share units (“RSUs”) and deferred share units (“DSUs”) to employees and non-employee directors under the 2020 Omnibus Equity Incentive Plan dated March 29, 2020 (the “2020 Omnibus Plan”) and the DSU Plan dated August 10, 2019 (the “DSU Plan”).
The following table summarizes the total share-based compensation expense associated with the Company’s stock options, RSUs and DSUs for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stock options	$17	$18	$52	$171
RSUs	1,375	1,375	4,031	4,691
DSUs	918	940	1,097	940
Total share-based compensation	$2,310	$2,333	$5,180	$5,802
(b)Stock options
Vesting conditions for grants of options are determined by the Compensation Committee of the Board. The typical vesting for stock option grants made under the 2020 Omnibus Plan is annual vesting over three to five years with a maximum term of ten years. The 2020 Omnibus Plan does not authorize grants of options with an exercise price below fair market value.
The following is a summary of the changes in stock options for the nine months ended September 30, 2026 and 2025:

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of December 31, 2025	$5.68	588,317	2.48
Balance as of September 30, 2026	$5.68	588,317	1.73
Exercisable as of September 30, 2026	$5.79	564,777	1.66

	Weighted-average exercise price (C$) (i)	Number of options	Weighted-average remaining contractual term (years)
Balance as of December 31, 2024	$5.63	717,264	3.65
Cancellation, forfeiture and expiry of options	14.70	(15,000)
Balance as of September 30, 2025	$5.44	702,264	2.30
Exercisable as of September 30, 2025	$5.72	631,645	2.06
(i)The weighted-average exercise price reflects the conversion of foreign currency-denominated stock options translated into C$ using the average foreign exchange rate as of the date of issuance.
The following table summarizes stock options outstanding:

	As of September 30, 2026	As of December 31, 2025
2020 Omnibus Plan	588,317	588,317
Total stock options outstanding	588,317	588,317

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(c)Restricted share units
The following is a summary of the changes in RSUs for the nine months ended September 30, 2026 and 2025:

	Weighted-average grant date fair value (C$)(ii)	Number of RSUs
Balance as of December 31, 2025	$2.85	5,385,106
Granted(i)	3.56	2,043,367
Vested and issued	2.72	(2,180,136)
Cancellation and forfeitures	3.07	(162,499)
Balance as of September 30, 2026	$3.17	5,085,838

	Weighted-average grant date fair value (C$)(ii)	Number of RSUs
Balance as of December 31, 2024	$3.50	8,382,213
Granted(i)	3.57	2,641,485
Vested and issued	2.61	(4,850,878)
Cancellation and forfeitures	2.32	(618,020)
Balance as of September 30, 2025	$2.81	5,554,800
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
(d)Deferred share units
The following is a summary of the changes in DSUs for the nine months ended September 30, 2026 and 2025:

	Financial liability	Number of DSUs
Balance as of December 31, 2025	$1,993	758,499
DSUs granted	450	146,580
Loss on revaluation	647	—
Foreign exchange effect	(103)	—
Balance as of September 30, 2026	$2,987	905,079

	Financial liability	Number of DSUs
Balance as of December 31, 2024	$1,129	560,261
DSUs granted	450	198,238
Loss on revaluation	490	—
Foreign exchange effect	29	—
Balance as of September 30, 2025	$2,098	758,499
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
During the three months ended September 30, 2026, the Company repurchased 3,203,846 common shares for $9,410, inclusive of commissions and excise taxes. During the nine months ended September 30, 2026, the Company repurchased 15,457,716 common shares for $42,268, inclusive of commissions and excise taxes. All common shares repurchased under the applicable share repurchase program were retired and cancelled upon settlement. As a result, the repurchased common shares were removed from issued and outstanding share capital, reducing the number of common shares outstanding. The value of the retired common shares was charged against share capital and additional paid-in capital. The Company funded the repurchases using available cash resources.
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
(i)Class action complaints relating to restatement of 2019 interim financial statements
On March 11 and 12, 2020, two alleged shareholders of the Company separately filed two putative class action complaints in the U.S. District Court for the Eastern District of New York against the Company and its Chief Executive Officer and former Chief Financial Officer. The court consolidated the cases, and the consolidated amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5, promulgated thereunder, against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The consolidated amended complaint generally alleges that certain of the Company’s prior public statements about revenue and internal controls were incorrect based on the Company’s disclosures relating to the Audit Committee of the Board of Directors’ review of the appropriateness of revenue recognized in connection with certain bulk resin purchases and sales of products through the wholesale channel. The consolidated amended complaint does not quantify a damage request. The defendants moved to dismiss on February 8, 2021. On November 17, 2023, the court entered an order granting the motion and dismissed the case with prejudice. On December 1, 2023, the shareholder plaintiffs sought reconsideration of the dismissal, requesting that the court instead dismiss the action without prejudice and permit the plaintiffs to seek leave to further amend the complaint. On December 3, 2024, the court issued an opinion and order granting the plaintiffs’ motion for reconsideration, and on January 10, 2025, the plaintiffs filed a second amended class action complaint, which the defendants moved to dismiss. On May 30, 2025, the parties jointly informed the court that they had reached an agreement-in-principle to settle the action and the court then stayed all deadlines in the action. On December 2, 2025, the plaintiffs moved for preliminary approval of the proposed settlement. The proposed settlement includes a payment of $10 million to be distributed, after fees and expenses, to members of the settlement class and a release by class members of their claims, including in the New York and Ontario actions, based on shares acquired on the Nasdaq or any other public U.S. market for trading stocks during the class period. The release would apply to claims relating to shares acquired on the Nasdaq or any other public U.S. market during the class period but would not resolve claims of persons who acquired shares on the TSX. On July 20, 2026, a magistrate judge to whom the court referred the preliminary approval motion issued a recommendation that the district court preliminarily approve the proposed settlement. On August 4, 2026, the district court entered an order granting preliminary approval of the settlement, subject to final approval. The proposed settlement remains subject to final approval by the court and certain other conditions not within the Company’s control. One of the shareholder plaintiffs in the Ontario action has informed the court that he intends to oppose approval of the settlement. On October 15, 2026, the lead plaintiff moved for final approval of the proposed settlement and plan of allocation, and the defendants filed a joinder in support of that motion. The court has scheduled a hearing on final approval of the proposed settlement for November 19, 2026.

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
11. Segment Information
Segment reporting is prepared on the same basis that the CODM manages the business, makes operating decisions and assesses the Company’s performance. The CODM is the Company’s Chief Executive Officer. The Company operates as a single segment with the purpose of providing high-quality cannabis products to adult-use, wholesale, and medical market customers globally. The consolidated results are regularly reviewed by the CODM to assess the performance of the Company’s single segment operations and make decisions regarding the allocation of resources. The CODM reviews adjusted earnings (loss) before interest, tax, depreciation and amortization (“Adjusted EBITDA”) as the measure of segment profit or loss to evaluate performance of and allocate resources for its reportable segment. Adjusted EBITDA is defined as earnings before interest, tax, depreciation, and non-cash items and items that do not reflect management’s assessment of ongoing business performance. The CODM believes Adjusted EBITDA provides useful insight into underlying business trends and results and facilitates comparison of period-over-period results. In addition, certain significant expenses are regularly reviewed by the CODM and considered for business decisions and allocation of resources; these significant expenses include: cost of sales and inventory write-down, which are presented in determining gross profit, and sales and marketing, research and development, general and administrative, depreciation and amortization, and share-based compensation expense, which are presented within operating expenses on the Company’s condensed consolidated statements of net income (loss) and comprehensive income (loss). Furthermore, the CODM regularly reviews total cash and cash equivalents, restricted cash, short-term investments and non-current interest-bearing deposits to aid in capital allocation decisions.
The table below sets forth consolidated Adjusted EBITDA and significant expenses for our single segment:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Adjusted EBITDA	$17,076	$5,677	$35,243	$9,654
Significant expenses:
Cost of sales	29,525	17,501	79,085	54,894
Inventory write-down	1,642	506	2,695	592
Significant operating expenses:
Sales and marketing	7,137	5,301	19,537	15,213
Research and development	1,336	1,345	3,964	3,067
General and administrative, excluding transaction costs	11,553	8,707	32,552	28,480
Share-based compensation	2,310	2,333	5,180	5,802
Depreciation and amortization	359	354	1,163	1,717
Total significant operating expenses	22,695	18,040	62,396	54,279
Restructuring costs	115	212	907	1,535
Transaction costs	447	547	1,987	619
Impairment loss on long-lived assets	—	36	—	36
Total operating expense	$23,257	$18,835	$65,290	$56,469

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following tables set forth a reconciliation of net income (loss) as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated:

Three months ended September 30, 2026
Net income	$17,826
Interest income, net	(9,241)
Income tax provision	898
Depreciation and amortization	4,711
EBITDA	14,194
Gain on revaluation of financial instruments(i)	(918)
Foreign currency transaction loss	230
Transaction costs(ii)	447
Restructuring costs(iv)	115
Share-based compensation(v)	2,310
Restatement litigation costs(vi)	90
Israel Ministry of Economy and Industry dumping inquiry expense(vii)	377
Change in allowance for credit loss on non-operating loan and interest-bearing deposits(viii)	231
Adjusted EBITDA	$17,076

Three months ended September 30, 2025
Net income	$28,321
Interest income, net	(11,742)
Income tax benefit	(1,316)
Depreciation and amortization	3,532
EBITDA	18,795
Gain on revaluation of financial instruments(i)	(4,066)
Foreign currency transaction gain	(19,785)
Transaction costs(ii)	547
Other, net(iii)	283
Restructuring costs(iv)	212
Share-based compensation(v)	2,333
Restatement litigation costs(vi)	(624)
Israel Ministry of Economy and Industry dumping inquiry expense(vii)	144
Change in allowance for credit loss on non-operating loan(viii)	4,771
Impairment loss on long-lived assets(ix)	36
Loss on held-for-sale assets(x)	3,031
Adjusted EBITDA	$5,677

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

Nine months ended September 30, 2026
Net income	$69,200
Interest income, net	(26,910)
Income tax provision	3,377
Depreciation and amortization	11,812
EBITDA	57,479
Loss on revaluation of financial instruments(i)	2,181
Foreign currency transaction gain	(33,688)
Transaction costs(ii)	1,987
Other, net(iii)	(8)
Restructuring costs(iv)	907
Share-based compensation(v)	5,180
Restatement litigation costs(vi)	357
Israel Ministry of Economy and Industry dumping inquiry expense(vii)	403
Change in allowance for credit loss on non-operating loan and interest-bearing deposits(viii)	445
Adjusted EBITDA	$35,243

Nine months ended September 30, 2025
Net loss	$(2,438)
Interest income, net	(30,404)
Income tax benefit	(2,296)
Depreciation and amortization	10,574
EBITDA	(24,564)
Gain on revaluation of financial instruments(i)	(3,475)
Foreign currency transaction loss	18,170
Transaction costs(ii)	619
Other, net(iii)	241
Restructuring costs(iv)	1,535
Share-based compensation(v)	5,802
Restatement litigation costs(vi)	(186)
Israel Ministry of Economy and Industry dumping inquiry expense(vii)	656
Change in allowance for credit loss on non-operating loan(viii)	4,771
Impairment loss on long-lived assets(ix)	36
Loss on held-for-sale assets(x)	5,532
Inventory step-up recorded to cost of sales(xi)	517
Adjusted EBITDA	$9,654
(i)For the three months ended September 30, 2026, the gain on revaluation of financial instruments was driven by a gain related to the Company’s High Tide Warrant, partially offset by a loss related to the Company’s equity securities in Vitura. For the nine months ended September 30, 2026, the loss on revaluation of financial instruments was driven by a loss related to the Company’s High Tide Warrant and the Company’s equity securities in Vitura. For the three months ended September 30, 2025, the gain on revaluation of financial instruments was driven by gains related to the Company’s High Tide Warrant and its equity securities in Vitura. For the nine months ended September 30, 2025, the gain related to the High Tide Warrant was partially offset by a loss related to the Company’s equity securities in Vitura.
(ii)For the three and nine months ended September 30, 2026, transaction costs represented fees related to the acquisition of CanAdelaar B.V. and other discrete strategic initiatives. For the three and nine months ended September 30, 2025, transaction costs represented legal, financial and other advisory fees and expenses incurred in connection with the Cronos GrowCo Transaction and discrete strategic initiatives. These costs are included in general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss).

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
(iii)For the nine months ended September 30, 2026, other, net related primarily to rental income. For the three and nine months ended September 30, 2025, other, net related to (gain) loss on disposal of assets and dividend income.
(iv)For the three and nine months ended September 30, 2026, restructuring costs related to IT infrastructure and finance transformation costs associated with the Realignment, as described in Note 7 “Restructuring.” For the three and nine months ended September 30, 2025, restructuring costs related to employee-related severance costs and IT infrastructure and finance transformation costs associated with the Realignment, as described in Note 7 “Restructuring.”
(v)For the three and nine months ended September 30, 2026 and 2025, share-based compensation related to the expenses of share-based compensation awarded to employees and deferred share units issued to our Board of Directors, each under the Company’s share-based award plans, as described in Note 8 “Share-based Compensation.”
(vi)For the three and nine months ended September 30, 2026 and 2025, restatement litigation costs included legal costs incurred defending shareholder class action complaints brought against the Company as a result of the 2019 restatement. In addition, the three and nine months ended September 30, 2025, include certain cost recoveries associated with previously incurred restatement litigation costs.
(vii)For the three and nine months ended September 30, 2026 and 2025, Israel Ministry of Economy and Industry dumping inquiry expense included expenditures relating to regulatory investigations and proceedings about alleged dumping of medical cannabis imports from Canada into Israel and related litigation and external relations expenses.
(viii)For the three and nine months ended September 30, 2026 and 2025, change in allowance for credit loss on non-operating loan and interest-bearing deposits related primarily to the allowance recognized on the High Tide loan receivable, as described in Note 4, “Loans Receivable, net.” The three and nine months ended September 30, 2026, also include change in allowance for expected credit losses on the Company’s cash equivalents, short-term investments, and non-current interest-bearing deposits.
(ix)For the three and nine months ended September 30, 2025, impairment loss on long-lived assets related to equipment no longer in use.
(x)For the three and nine months ended September 30, 2025, loss on held-for-sale assets related to a revaluation of the Cronos Fermentation Held-For-Sale Assets Group.
(xi)For the nine months ended September 30, 2025, inventory step-up recorded to cost of sales represents the portion of the inventory step-up from the Cronos GrowCo Transaction that was recorded through the condensed consolidated statements of net income (loss) and comprehensive income (loss).
The following tables present the Company’s revenue by major product category for our single segment:

	Three months ended September 30,
	2026	2025
Cannabis flower	$47,981	$26,362
Cannabis extracts	15,459	9,964
Other	10	13
Net revenue	$63,450	$36,339

	Nine months ended September 30,
	2026	2025
Cannabis flower	$120,929	$74,731
Cannabis extracts	40,690	26,932
Other	48	393
Net revenue	$161,667	$102,056
Net revenue attributed to a geographic region based on the location of the customer was as follows:

	Three months ended September 30,
	2026	2025
Canada	$35,133	$23,132
Israel	15,088	11,353
Other countries	13,229	1,854
Net revenue	$63,450	$36,339

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents

	Nine months ended September 30,
	2026	2025
Canada	$89,194	$62,412
Israel	44,257	29,958
Other countries	28,216	9,686
Net revenue	$161,667	$102,056
The table below sets forth total cash and cash equivalents, restricted cash, short-term investments and non-current interest-bearing deposits for our single segment:

	As of September 30, 2026	As of December 31, 2025
Total cash and cash equivalents, restricted cash, short-term investments and non-current interest-bearing deposits	$840,629	$831,794
Property, plant and equipment, net were physically located in the following geographic regions:

	As of September 30, 2026	As of December 31, 2025
Canada	$128,087	$129,352
Israel	15,964	16,513
Total	$144,051	$145,865
Intangibles, net were physically located in the following geographic regions:

	As of September 30, 2026	As of December 31, 2025
Canada	$7,355	$8,551
Israel	298	339
Total	$7,653	$8,890
For additions to our property, plant and equipment, net and intangibles, net for the nine months ended September 30, 2026 and 2025, please see Note 5 “Property, Plant and Equipment, net” and the condensed consolidated statements of cash flows.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
12. Income (Loss) per Share
Basic and diluted income (loss) per share are calculated as follows (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Basic income (loss) per share computation
Net income (loss) attributable to the shareholders of Cronos Group	$13,804	$25,958	$59,641	$(7,631)
Weighted-average number of common shares outstanding for computation for basic income (loss) per share	368,563,911	383,086,739	373,809,437	383,784,383
Basic income (loss) per share	$0.04	$0.07	$0.16	$(0.02)

Diluted income (loss) per share computation
Net income (loss) attributable to the shareholders of Cronos Group	$13,804	$25,958	$59,641	$(7,631)
Weighted-average number of common shares outstanding used in the computation of basic income (loss) per share	368,563,911	383,086,739	373,809,437	383,784,383
Dilutive effect of stock options	47,196	—	23,085	—
Dilutive effect of RSUs	2,107,948	1,899,692	1,947,986	—
Dilutive effect of Top-up Rights – market price	4,651	6,282	41,380	—
Weighted-average number of common shares for computation of diluted income per share	370,723,706	384,992,713	375,821,888	383,784,383
Diluted income (loss) per share	$0.04	$0.07	$0.16	$(0.02)
For the three months ended September 30, 2026 and 2025, total securities of 4,550,746 and 18,062,067, respectively, were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive. For the nine months ended September 30, 2026 and 2025, total securities of 3,476,208 and 19,353,160, respectively, were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive.
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

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$411,191	$—	$—	$411,191
Restricted cash	3,826	—	—	3,826
Other investments(i)(ii)	747	4,677	—	5,424

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$791,794	$—	$—	$791,794
Other investments(i)(ii)	2,253	5,411	—	7,664
(i)As of September 30, 2026 and December 31, 2025, the Company’s influence on Vitura is deemed non-significant and the investment is considered an equity security with a readily determinable fair value. See Note 3 “Investments” for further information.
(ii)As of September 30, 2026 and December 31, 2025, the fair value of the High Tide Warrant is estimated using a Black-Scholes model with key inputs including share price and volatility of High Tide’s common shares, the risk-free rate and the remaining term of the High Tide Warrant. See Note 3 “Investments” for further information.
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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Related party – purchases of products and services	$—	$475	$657	$837
The Company had outstanding accounts payable related to the agreement of $208 as of December 31, 2025.
(b)Consulting Agreement
In connection with the Cronos GrowCo Transaction, Cronos GrowCo entered into a consulting services agreement with a consulting firm managed by a member of the group of investors holding the remaining 50% ownership of Cronos GrowCo, pursuant to which the consulting firm provides management services to Cronos GrowCo. During the three and nine months ended September 30, 2026, respectively, the Company incurred $429 and $1,300 of expense under this agreement. During the three and nine months ended September 30, 2025, respectively, the Company incurred $436 and $1,007 of expense under this agreement. As of September 30, 2026 and December 31, 2025, the Company had outstanding payables of $141 and nil, respectively, related to this agreement.
(c)Dividend to Non-controlling Interest
On June 30, 2026, Cronos GrowCo made a dividend payment of $3,698 to its non-controlling shareholder. The dividend was funded from excess operating cash flows and is presented in the financing section of the condensed consolidated statement of cash flows.
On June 30, 2025, Cronos GrowCo made a dividend payment of $3,858 to its non-controlling shareholder. The dividend was funded from excess operating cash flows and is presented in the financing section of the condensed consolidated statement of cash flows.

Cronos Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands of U.S. dollars, except share amounts)	Table of Contents
15. Subsequent Events
CanAdelaar Acquisition
As previously disclosed, on October 15, 2026, the Company and its wholly owned subsidiary, CGM B.V. (“CGM”) completed the previously announced acquisition of 100% of the issued and outstanding shares of CanAdelaar B.V. (“CanAdelaar”), one of ten licensed cannabis growers in the Dutch Controlled Cannabis Supply Chain Experiment, for a base purchase price of €57.5 million (of which, approximately €42.5 million was paid at closing), subject to closing and post-closing adjustments. As additional consideration, the Company will pay a cash earnout of 0.5 times CanAdelaar’s normalized EBITDA in 2026 and 2027, subject to the terms and conditions of the purchase agreement. The acquisition-date fair value of the earnout has not yet been determined. For further information, see the Company’s Current Report on Form 8-K, filed on October 15, 2026.

At closing, CGM waived all of its conditions to closing pursuant to an addendum (the “Addendum”) to the purchase agreement, including the condition relating to the final, non-appealable decision from the Minister of Health, Welfare, and Sport in relation to the Bibob review (a background check conducted by Dutch authorities) and related advice of the National Bibob Office, which remained outstanding. Under the Addendum, Ring International Holding AG, one of the sellers, also provided additional specific indemnities covering certain losses relating to regulatory and environmental matters affecting CanAdelaar and penalties for pre-closing violations relating to the production of edibles. These indemnities are subject to contractual limitations, including liability caps, exclusions and claim notification periods.
The Company funded the cash consideration paid at closing with available cash on hand. The acquisition will be accounted for as a business combination under ASC 805. The initial accounting for the acquisition is incomplete as of the date these financial statements were issued, because the valuation of the assets acquired and liabilities assumed, the fair value of the contingent consideration, the indemnification assets and contingent liabilities noted above, and the related tax effects have not been completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read together with other information, including the Company’s condensed consolidated financial statements and the related notes to those statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (this “Quarterly Report”), consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), Part I, Item 1A, Risk Factors, of the Annual Report and Part II, Item 1A, Risk Factors, of this Quarterly Report.
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
•expectations related to the transaction by which we obtained majority control of the board of directors of Cronos GrowCo (the “Cronos GrowCo Transaction”), which qualified as a business combination under Accounting Standards Codification (“ASC”) 805, and the anticipated benefits of the completed expansion of Cronos GrowCo’s purpose-built cultivation and processing facilities and any additional supply or growth opportunities (including in the wholesale market) provided thereby;
•expectations related to the transaction by which we, as lender, obtained junior secured convertible debt (the “High Tide Loan”) from High Tide Inc. (“High Tide”), as borrower, and a warrant (the “High Tide Warrant”) to purchase common shares of High Tide, the performance of the High Tide Loan and the High Tide Warrant, and High Tide’s ability to repay the High Tide Loan;
•expectations related to our acquisition of CanAdelaar B.V. (“CanAdelaar”), including the anticipated costs, benefits and integration matters associated therewith and the performance of the business from and following closing, the outcome of regulatory and judicial proceedings involving CanAdelaar, potential penalties and the operation of contractual indemnities and resulting payments;
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
•laws and regulations and any amendments thereto applicable to our business and the impact thereof, including uncertainty regarding the application of U.S. state and federal law to cannabis and U.S. hemp (including CBD and other U.S. hemp-derived cannabinoids) products and the scope of any regulations by the U.S. Department of Health and Human Services (“HHS”), U.S. Food and Drug Administration (the “FDA”), the U.S. Drug Enforcement Administration (the “DEA”), the U.S. Federal Trade Commission (the “FTC”), the U.S. Patent and Trademark Office (the “PTO”) and any state equivalent regulatory agencies over cannabis and U.S. hemp (including CBD and other U.S. hemp-derived cannabinoids) products, including the final order issued by the U.S. Department of Justice (the “DOJ”) in April 2026, which moved certain categories of medical marijuana products from Schedule I to Schedule III of the U.S. Controlled Substances Act, the timing and outcome of the pending broader marijuana rescheduling proceedings, the implementation and impact of amendments to the federal definition of hemp, and any future actions that may be taken or considered by the DOJ or other government agencies;
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

The Forward-Looking Statements contained herein are based upon certain material assumptions that were applied in drawing a conclusion or making a forecast or projection, including: (i) our ability to effectively navigate developments related to the Anti-Dumping Matters, any anti-dumping duty or other measure that may be imposed and the impact thereof on our operations in Israel; (ii) our ability to effectively navigate developments related to the Middle East Conflict and its impact on our employees, facilities and operations in Israel, the supply of product in the market and demand for product by medical patients in Israel, and our operating costs; (iii) our ability to efficiently and effectively maintain and expand our distribution of our PEACE NATURALS® brand in markets outside of Canada and Israel; (iv) our ability to identify and execute legally permissible opportunities to re-enter the U.S. market; (v) our ability to realize the expected cost-savings, efficiencies and other benefits of our Realignment and other announced cost-cutting measures and employee turnover related thereto; (vi) our ability to efficiently and effectively manage our operations at our Peace Naturals Campus; (vii) our ability to efficiently and effectively acquire raw materials on a timely and cost-effective basis from third parties or Cronos GrowCo; (viii) our ability to realize the expected benefits related to the completed expansion of Cronos GrowCo’s purpose-built cannabis facility (including the quantity and quality of any additional supply provided thereby and the stability of pricing and demand with respect to such supply) and the ability of Cronos GrowCo to repay the credit facility provided by Cronos; (ix) High Tide’s ability to repay the High Tide Loan, the performance of the High Tide Loan and the High Tide Warrant, and our ability to realize benefits related to the performance of the High Tide Warrant; (x) our ability to integrate CanAdelaar, maintain its regulatory authorizations and operations, address regulatory proceedings and potential penalties, and realize any expected benefits, synergies and operational performance associated with the acquisition; (xi) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our business combinations and strategic investments; (xii) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (xiii) government regulation of our activities and products including, but not limited to, the areas of cannabis taxation and environmental protection; (xiv) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (xv) consumer interest in and the scalability of our products; (xvi) our ability to differentiate our products, including through the utilization of rare cannabinoids; (xvii) competition; (xviii) anticipated and unanticipated costs; (xix) our ability to generate cash flow from operations and the sufficiency of our cash and cash equivalents and short-term investments to fund our business operations, acquisitions, strategic investments, share repurchases and capital expenditures; (xx) our ability to conduct operations in a safe, efficient and effective manner; (xxi) our ability to hire and retain qualified staff and acquire equipment and services in a timely and cost-efficient manner; (xxii) our ability to complete planned dispositions and, if completed, obtain our anticipated sales price; (xxiii) general economic, financial market, regulatory and political conditions in which we operate; (xxiv) management’s perceptions of historical trends, current conditions and expected future developments; and (xxv) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.

By their nature, Forward-Looking Statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct, and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the Forward-Looking Statements in this Quarterly Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, negative impacts on our business and operations in Israel due to the Anti-Dumping Matters, including that we may not be able to produce, import or sell our products in Israel as a result thereof; negative impacts on our employees, business, facilities and operations in Israel due to the Middle East Conflict, including that we may not be able to produce, import or sell our products or protect our people or facilities in Israel during the Middle East Conflict, the supply of product in the market and the demand for product by medical patients in Israel, and inflationary pressures and related increases in input, production, transportation and other operating costs, as well as potential impacts on consumer purchasing power; that we may not be able to successfully maintain or expand distribution of our products in our markets outside of Canada or Israel or generate meaningful revenue in those markets; that we may be unable to further streamline our operations and expenses; that we may not be able to effectively and efficiently re-enter the U.S. market in the future; that we may not be able to access raw materials on a timely and cost-effective basis from third parties or Cronos GrowCo; that the expected benefits of the completed expansion of Cronos GrowCo’s purpose-built cannabis facility (including any additional supply provided thereby) may not be fully realized within a reasonable time or at all or that Cronos GrowCo may not be able to repay its borrowings under the credit facility provided by Cronos; that the expected benefits of the High Tide Warrant and the High Tide Loan may not be fully realized within a reasonable time or at all or that High Tide may not be able to repay its borrowings under the High Tide Loan; that we may not successfully integrate CanAdelaar or realize the anticipated benefits of the acquisition, and that adverse outcomes of regulatory proceedings, or changes to, suspension, termination or non-extension of the Dutch Controlled Cannabis Supply Chain Experiment, could disrupt CanAdelaar’s operations, increase costs or reduce the value of our investment; the military conflict between Russia and Ukraine may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; the risk that cost savings and any other synergies from the Altria Investment may not be fully realized or may take longer to realize than expected; failure to execute key personnel changes; that our Realignment and our further leveraging of our strategic partnerships will not result in the expected cost-savings, efficiencies and other benefits or will result in greater than anticipated turnover in personnel; that we may not be able to efficiently and effectively manage our operations, and any changes thereto, at our Peace Naturals Campus; lower levels of revenues; the lack of consumer demand for or our inability or challenges in successfully scaling our products; our inability to manage disruptions in credit markets; unanticipated future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; failure to realize expected growth opportunities; insufficient cash flow, liquidity or capital resources to execute our business plan (either within the expected timeframe or at all), fund our operations, acquisitions, strategic investments, share repurchases or capital expenditures;

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
Foreign currency exchange rates
All currency amounts in this Quarterly Report are stated in U.S. dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “$” are to U.S. dollars. The assets and liabilities of our foreign operations are translated into dollars at the exchange rate in effect as of September 30, 2026, September 30, 2025, and December 31, 2025. Transactions affecting the shareholders’ equity are translated at historical foreign exchange rates. The condensed consolidated statements of net income (loss) and comprehensive income (loss) and condensed consolidated statements of cash flows of our foreign operations are translated into dollars by applying the average foreign exchange rate in effect for the reporting period as reported on Bloomberg.
The exchange rates used to translate from Canadian dollars (“C$”) to dollars are shown below:

(Exchange rates are shown as C$ per $)	As of
	September 30, 2026	September 30, 2025	December 31, 2025
Spot rate	1.4232	1.3921	1.3698
Year-to-date average rate	1.3854	1.3985	N/A
The exchange rates used to translate from New Israeli Shekels (“ILS”) to dollars are shown below:

(Exchange rates are shown as ILS per $)	As of
	September 30, 2026	September 30, 2025	December 31, 2025
Spot rate	3.0739	3.3122	3.1863
Year-to-date average rate	3.0172	3.5126	N/A

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
Recent Developments
CanAdelaar Acquisition
On October 15, 2026, the Company and its wholly owned subsidiary, CGM B.V. (“CGM”), completed the acquisition of all of the issued and outstanding shares of CanAdelaar, one of ten licensed cannabis growers in the Dutch Controlled Cannabis Supply Chain Experiment. At closing, CGM waived all of its conditions to closing under the purchase agreement, including the condition relating to the final, non-appealable decision from the Minister of Health, Welfare, and Sport in relation to the Bibob review (a background check conducted by Dutch authorities) and related advice of the National Bibob Office, which remained outstanding. See Note 15 “Subsequent Events,” for further information. In connection with the acquisition, the Company appointed Christopher Martens, former CEO of CanAdelaar, as General Manager, Cronos Netherlands.
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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net revenue, before excise taxes	$83,904	$48,828	$213,466	$134,978
Excise taxes	(20,454)	(12,489)	(51,799)	(32,922)
Net revenue	63,450	36,339	161,667	102,056
Cost of sales	29,525	17,501	79,085	54,894
Inventory write-down	1,642	506	2,695	592
Gross profit	32,283	18,332	79,887	46,570
Operating expenses
Sales and marketing	7,137	5,301	19,537	15,213
Research and development	1,336	1,345	3,964	3,067
General and administrative	12,000	9,254	34,539	29,099
Restructuring costs	115	212	907	1,535
Share-based compensation	2,310	2,333	5,180	5,802
Depreciation and amortization	359	354	1,163	1,717
Impairment loss on long-lived assets	—	36	—	36
Total operating expenses	23,257	18,835	65,290	56,469
Operating income (loss)	9,026	(503)	14,597	(9,899)
Total other income	9,698	27,508	57,980	5,165
Income tax provision (benefit)	898	(1,316)	3,377	(2,296)
Net income (loss)	17,826	28,321	69,200	(2,438)
Net income attributable to non-controlling interest	4,022	2,363	9,559	5,193
Net income (loss) attributable to Cronos Group	$13,804	$25,958	$59,641	$(7,631)
Summary of select financial results

	Three months ended September 30,		Change			Nine months ended September 30,		Change
	2026	2025	$	%		2026	2025	$	%
Net revenue	$63,450	$36,339	$27,111	75%		$161,667	$102,056	$59,611	58%
Cost of sales	29,525	17,501	12,024	69%		79,085	54,894	24,191	44%
Inventory write-down	1,642	506	1,136	225%		2,695	592	2,103	355%
Gross profit	32,283	$18,332	13,951	76%		79,887	46,570	33,317	72%
Gross margin(i)	50.9%	50.4%	N/A	0.5	pp	49.4%	45.6%	N/A	3.8	pp
(i)Gross margin is defined as gross profit divided by net revenue.
Net revenue
For the three months ended September 30, 2026, we reported consolidated net revenue of $63.5 million, representing an increase of $27.1 million from the three months ended September 30, 2025. For the nine months ended September 30, 2026, we reported consolidated net revenue of $161.7 million, representing an increase of $59.6 million from the nine months ended September 30, 2025. For both the three and nine month comparative periods, the increase was primarily due to higher cannabis flower sales in Israel and other countries, specifically Germany, which carry no excise taxes, and higher cannabis flower and extract sales in the Canadian market. In addition, net revenue for both comparative periods benefited from the strengthening of the New Israeli Shekel versus the U.S. dollar in the current period.

Cost of sales
For the three months ended September 30, 2026, we reported consolidated cost of sales of $29.5 million, representing an increase of $12.0 million from the three months ended September 30, 2025. For the nine months ended September 30, 2026, we reported consolidated cost of sales of $79.1 million, representing an increase of $24.2 million from the nine months ended September 30, 2025. For both the three and nine month comparative periods, the increase was primarily due to higher sales volumes in the period. For the nine months ended September 30, 2025, we recognized $0.5 million of inventory step-up from the Cronos GrowCo Transaction into cost of sales. No such costs were recognized for the three months ended September 30, 2025 or the three and nine months ended September 30, 2026.
Inventory write-down
For the three months ended September 30, 2026, we reported inventory write-downs of $1.6 million, representing an increase of $1.1 million from the three months ended September 30, 2025. For the nine months ended September 30, 2026, we reported inventory write-downs of $2.7 million, representing an increase of $2.1 million from the nine months ended September 30, 2025. Inventory write-downs for both the three and nine months ended September 30, 2026, relate primarily to discontinued product lines as well as unusable inventory that was scrapped in the period. Inventory write-downs for both the three and nine months ended September 30, 2025 related to unusable inventory that was scrapped in the period.
Gross profit
For the three months ended September 30, 2026, we reported gross profit of $32.3 million, representing an increase of $14.0 million from the three months ended September 30, 2025. For the nine months ended September 30, 2026, we reported gross profit of $79.9 million, representing an increase of $33.3 million from the nine months ended September 30, 2025. For both the three and nine month comparative periods, the increase was primarily due to higher average sales prices, largely driven by a mix shift to Israel and other countries, which carry no excise taxes, and higher sales volumes. Higher sales volumes led to higher net revenue and efficiencies as fixed overhead costs were spread over greater volumes. For the nine months ended September 30, 2025, gross profit was reduced by $0.5 million as a result of the impact of the inventory step-up from the Cronos GrowCo Transaction that was recorded into cost of sales. No such costs were recognized for the three months ended September 30, 2025 or the three and nine months ended September 30, 2026.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Sales and marketing	$7,137	$5,301	$1,836	35%	$19,537	$15,213	$4,324	28%
Research and development	1,336	1,345	(9)	(1)%	3,964	3,067	897	29%
General and administrative	12,000	9,254	2,746	30%	34,539	29,099	5,440	19%
Restructuring costs	115	212	(97)	(46)%	907	1,535	(628)	(41)%
Share-based compensation	2,310	2,333	(23)	(1)%	5,180	5,802	(622)	(11)%
Depreciation and amortization	359	354	5	1%	1,163	1,717	(554)	(32)%
Impairment loss on long-lived assets	—	36	(36)	(100)%	—	36	(36)	(100)%
Total operating expenses	$23,257	$18,835	$4,422	23%	$65,290	$56,469	$8,821	16%
Sales and marketing
For the three months ended September 30, 2026, sales and marketing expenses were $7.1 million, representing an increase of $1.8 million compared to the three months ended September 30, 2025. For the nine months ended September 30, 2026, sales and marketing expenses were $19.5 million, representing an increase of $4.3 million from the nine months ended September 30, 2025. For both the three and nine month comparative periods, the increase was primarily due to higher trade marketing expenses and higher salaries and benefits.
Research and development
For the three months ended September 30, 2026, research and development expenses were $1.3 million, essentially flat compared to the three months ended September 30, 2025. For the nine months ended September 30, 2026, research and development expenses were $4.0 million, representing an increase of $0.9 million from the nine months ended September 30, 2025. For the nine month comparative period, the increase was primarily due to higher salaries and benefits and increased testing, clinical study and other product development activity.

General and administrative
For the three months ended September 30, 2026, general and administrative expenses were $12.0 million, representing an increase of $2.7 million from the three months ended September 30, 2025. For the nine months ended September 30, 2026, general and administrative expenses were $34.5 million, representing an increase of $5.4 million from the nine months ended September 30, 2025. For the three month comparative period, the increase was primarily due to higher salaries and benefits, restatement litigation costs, professional fees, and anti-dumping costs. For the nine month comparative period, the increase was primarily due to higher salaries and benefits, transaction costs related to the CanAdelaar acquisition, restatement litigation costs, and professional fees, partially offset by the recovery of excise tax stamp penalties as well as lower anti-dumping costs. The three and nine months ended September 30, 2025, included certain cost recoveries on the Company’s previously incurred restatement litigation costs that did not recur in the current year.
Restructuring costs
For the three months ended September 30, 2026, restructuring costs were $0.1 million, representing a decrease of $0.1 million from the three months ended September 30, 2025. For the nine months ended September 30, 2026, restructuring costs were $0.9 million, representing a decrease of $0.6 million from the nine months ended September 30, 2025. For further information, see Note 7 “Restructuring” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Share-based compensation
For the three months ended September 30, 2026, share-based compensation expense was $2.3 million, essentially flat from the three months ended September 30, 2025. For the nine months ended September 30, 2026, share-based compensation expense was $5.2 million, representing a decrease of $0.6 million from the nine months ended September 30, 2025. For the nine month comparative period, the decrease was primarily due to lower average amounts of share-based compensation awards outstanding, partially offset by higher revaluation expense on our deferred share units in share-based compensation in the current period.
Depreciation and amortization
For the three months ended September 30, 2026, depreciation and amortization expenses were $0.4 million, essentially flat from the three months ended September 30, 2025. For the nine months ended September 30, 2026, depreciation and amortization expenses were $1.2 million, representing a decrease of $0.6 million from the nine months ended September 30, 2025. For the nine month comparative period, the decrease was primarily due to lower amortization of intangible assets and depreciation of property, plant and equipment.
Impairment loss on long-lived assets
For the three and nine months ended September 30, 2025, impairment loss on long-lived assets was $36 thousand.
Other income and income tax provision (benefit)

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Interest income, net	$9,241	$11,742	$(2,501)	(21)%	$26,910	$30,404	$(3,494)	(11)%
Gain (loss) on revaluation of financial instruments	918	4,066	(3,148)	(77)%	(2,181)	3,475	(5,656)	N/M
Foreign currency gain (loss)	(230)	19,785	(20,015)	N/M	33,688	(18,170)	51,858	N/M
Loss on held-for-sale assets	—	(3,031)	3,031	100%	—	(5,532)	5,532	100%
Change in allowance for credit loss on non-operating loan and interest-bearing deposits	(231)	(4,771)	4,540	95%	(445)	(4,771)	4,326	91%
Other, net	—	(283)	283	100%	8	(241)	249	N/M
Total other income	9,698	27,508	(17,810)	(65)%	57,980	5,165	52,815	1,023%
Income tax provision (benefit)	898	(1,316)	2,214	N/M	3,377	(2,296)	5,673	N/M
Net income (loss)	17,826	$28,321	(10,495)	(37)%	69,200	(2,438)	71,638	N/M
(i)“N/M” is defined as not meaningful.

Interest income, net
For the three months ended September 30, 2026, interest income, net was $9.2 million, representing a decrease of $2.5 million from the three months ended September 30, 2025. For the nine months ended September 30, 2026, interest income, net was $26.9 million, representing a decrease of $3.5 million from the nine months ended September 30, 2025. For the three month comparative period, the decrease in interest income, net was primarily due to lower interest rates in the current period. For the nine month comparative period, the decrease in interest income, net was primarily due to lower interest rates in the current period, partially offset by higher interest on our High Tide Loan in the current period.
Gain (loss) on revaluation of financial instruments
For the three months ended September 30, 2026, the gain on revaluation of financial instruments was $0.9 million, a decrease of $3.1 million from the three months ended September 30, 2025. For the nine months ended September 30, 2026, the loss on revaluation of financial instruments was $2.2 million, representing a deterioration of $5.7 million from the nine months ended September 30, 2025. For the three month comparative period, the decreased gain was primarily related to the change in fair value of our High Tide Warrant and our investment in Vitura Health Limited (“Vitura”). For the nine month comparative period, the deterioration was primarily related to the change in fair value of our High Tide Warrant and our investment in Vitura. For further information, see Note 3 “Investments” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Foreign currency gain (loss)
For the three months ended September 30, 2026, foreign currency loss was $0.2 million, representing a deterioration of $20.0 million from the three months ended September 30, 2025. For the nine months ended September 30, 2026, foreign currency gain was $33.7 million, representing an improvement of $51.9 million from the nine months ended September 30, 2025. For the three month comparative period, the change was primarily due to the weakening of the U.S. dollar compared to the Canadian dollar impacting the revaluation of certain foreign currency-denominated cash equivalents and short-term investments held in Canada and the weakening of the New Israeli Shekel compared to the Canadian dollar impacting the revaluation of certain foreign currency-denominated intercompany loans anticipated to be settled in the foreseeable future. For the nine month comparative period, the change was primarily due to the strengthening of the U.S. dollar compared to the Canadian dollar impacting the revaluation of certain foreign currency-denominated cash equivalents and short-term investments held in Canada, as well as the strengthening of the New Israeli Shekel compared to the Canadian dollar impacting the revaluation of certain foreign currency-denominated intercompany loans anticipated to be settled in the foreseeable future.
Loss on held-for-sale assets
For the three and nine months ended September 30, 2025, we recognized a loss on held-for-sale assets of $3.0 million and $5.5 million, respectively, relating to a decrease in the fair value of the Cronos Fermentation Facility held-for-sale assets group (the “Cronos Fermentation Held-For-Sale Assets Group”). There were no such losses on held-for-sale assets for the three and nine months ended September 30, 2026. For further information, see Note 7 “Restructuring” to the condensed consolidated interim financial statements under Item 1 of this Quarterly Report.
Change in allowance for credit loss on non-operating loan and interest-bearing deposits
For the three and nine months ended September 30, 2026, change in allowance for credit loss on non-operating loan and interest-bearing deposits was $0.2 million and $0.4 million, respectively, compared to $4.8 million for both the three and nine months ended September 30, 2025. For both the three and nine months ended September 30, 2026, the expense relates primarily to the change in the allowance for credit loss on the High Tide Loan, as well as allowance for credit losses recognized on the Company’s cash equivalents, short-term investments, and non-current interest-bearing deposits. For both the three and nine months ended September 30, 2025, the expense relates to the allowance for credit loss on the High Tide Loan. For further information, see Note 4 “Loans Receivable, net.”
Other, net
For the three months ended September 30, 2026, other, net was essentially nil, representing an improvement of $0.3 million compared to the three months ended September 30, 2025. For the nine months ended September 30, 2026, other, net was essentially nil, representing an improvement of $0.2 million compared to the nine months ended September 30, 2025. For the three and nine months ended September 30, 2026, other, net primarily related to non-operating rental income. For the three and nine months ended September 30, 2025, other, net primarily related to gains and losses on the disposal of assets.
Income tax provision (benefit)
For the three months ended September 30, 2026, income tax provision was $0.9 million, compared to a benefit of $1.3 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, income tax provision was $3.4 million, compared to a benefit of $2.3 million for the nine months ended September 30, 2025. For both the three and nine month comparative periods, the increased expense was primarily due to decreased net operating loss utilization in the current period.

Net income (loss)
For the three months ended September 30, 2026, net income was $17.8 million, compared to net income of $28.3 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, net income was $69.2 million, compared to a net loss of $2.4 million for the nine months ended September 30, 2025. For the three month comparative period, the lower net income was primarily due to lower other income, higher operating expenses, and income tax provision compared to a benefit in the prior year period, partially offset by higher gross profit. For the nine month comparative period, the improvement in net income was primarily due to higher gross profit and other income, partially offset by higher operating expenses and income tax provision compared to a benefit in the prior year period.
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
Adjusted EBITDA
Management reviews Adjusted EBITDA, a non-GAAP measure, which excludes non-cash items and items that do not reflect management’s assessment of ongoing business performance. Management defines Adjusted EBITDA as net income (loss) before interest, tax expense (benefit), depreciation and amortization adjusted for: share of (income) loss from equity method investments; impairment loss on goodwill and intangible assets; impairment loss on long-lived assets; (gain) loss on revaluation of derivative liabilities; (gain) loss on revaluation of financial instruments; gain on revaluation of loan receivable; gain on revaluation of equity method investment; transaction costs related to strategic projects; loss on held-for-sale assets; impairment loss on other investments; foreign currency transaction (gain) loss; other, net; loss from discontinued operations; change in allowance for credit loss on non-operating loan and interest-bearing deposits; restructuring costs; inventory write-downs resulting from restructuring actions; share-based compensation; costs related to the Israel Ministry of Economy and Industry dumping inquiry; purchase accounting adjustment-related inventory step-up adjustments recorded through cost of sales; and restatement litigation costs and reserves related to the restatements of our 2019 and 2021 interim financial statements (the “Restatements”), including the costs related to the settlement of the SEC’s and the OSC’s investigations of the Restatements and legal costs of defending shareholder class action complaints brought against us as a result of the 2019 restatement (see Note 10(b) “Contingencies,” to the condensed consolidated financial statements under Item 1 of this Quarterly Report for a discussion of the shareholder class action complaints relating to the restatement of the 2019 interim financial statements and the settlement of the SEC’s and the OSC’s investigations of the Restatements). Results are reported as total consolidated results, reflecting our reporting structure of one reportable segment.
Management believes that Adjusted EBITDA provides useful insight into underlying business trends and results and facilitates comparison of period-over-period results. Management uses Adjusted EBITDA for planning, forecasting and evaluating business and financial performance, including allocating resources and evaluating results relative to employee compensation targets.
Beginning in 2025, the Company modified the composition of Adjusted EBITDA to exclude the impact of the provision for expected credit losses recognized under ASC 326 with respect to the High Tide Loan (see Note 4 “Loans Receivable, net” to the condensed consolidated financial statements under Item 1 of this Quarterly Report for further information). Management believes that this change provides additional information regarding the Company’s ongoing operational results and enhances comparability with peers that do not routinely extend credit to third parties. Beginning in the third quarter of 2026, the Company modified the composition of Adjusted EBITDA to exclude the impact of the provision for expected credit losses recognized under ASC 326 related to the Company’s guaranteed investment certificates held in cash equivalents, short-term investments, and non-current interest-bearing deposits (see Note 1 “Background, Basis of Presentation, and Summary of Significant Accounting Policies” to the condensed consolidated financial statements under Item 1 of this Quarterly Report for further information). Management determined that excluding these non-cash provisions provide investors with additional insight into period-over-period operating performance by isolating credit-risk movements unrelated to the Company’s core operations.
These changes do not affect the Company’s GAAP financial statements.

The following tables set forth a reconciliation of Net income (loss) as determined in accordance with U.S. GAAP to Adjusted EBITDA for the periods indicated:

Three months ended September 30, 2026
Net income	$17,826
Interest income, net	(9,241)
Income tax provision	898
Depreciation and amortization	4,711
EBITDA	14,194
Gain on revaluation of financial instruments(i)	(918)
Foreign currency transaction loss	230
Transaction costs(ii)	447
Restructuring costs(iv)	115
Share-based compensation(v)	2,310
Restatement litigation costs(vi)	90
Israel Ministry of Economy and Industry dumping inquiry expense(vii)	377
Change in allowance for credit loss on non-operating loan and interest-bearing deposits(viii)	231
Adjusted EBITDA	$17,076

Three months ended September 30, 2025
Net income	$28,321
Interest income, net	(11,742)
Income tax benefit	(1,316)
Depreciation and amortization	3,532
EBITDA	18,795
Gain on revaluation of financial instruments(i)	(4,066)
Foreign currency transaction gain	(19,785)
Transaction costs(ii)	547
Other, net(iii)	283
Restructuring costs(iv)	212
Share-based compensation(v)	2,333
Restatement litigation costs(vi)	(624)
Israel Ministry of Economy and Industry dumping inquiry expense(vii)	144
Change in allowance for credit loss on non-operating loan(viii)	4,771
Impairment loss on long-lived assets(ix)	36
Loss on held-for-sale assets(x)	3,031
Adjusted EBITDA	$5,677

Nine months ended September 30, 2026
Net income	$69,200
Interest income, net	(26,910)
Income tax provision	3,377
Depreciation and amortization	11,812
EBITDA	57,479
Loss on revaluation of financial instruments(i)	2,181
Foreign currency transaction gain	(33,688)
Transaction costs(ii)	1,987
Other, net(iii)	(8)
Restructuring costs(iv)	907
Share-based compensation(v)	5,180
Restatement litigation costs(vi)	357
Israel Ministry of Economy and Industry dumping inquiry expense(vii)	403
Change in allowance for credit loss on non-operating loan and interest-bearing deposits(viii)	445
Adjusted EBITDA	$35,243

Nine months ended September 30, 2025
Net loss	$(2,438)
Interest income, net	(30,404)
Income tax benefit	(2,296)
Depreciation and amortization	10,574
EBITDA	(24,564)
Gain on revaluation of financial instruments(i)	(3,475)
Foreign currency transaction loss	18,170
Transaction costs(ii)	619
Other, net(iii)	241
Restructuring costs(iv)	1,535
Share-based compensation(v)	5,802
Restatement litigation costs(vi)	(186)
Israel Ministry of Economy and Industry dumping inquiry expense(vii)	656
Change in allowance for credit loss on non-operating loan(viii)	4,771
Impairment loss on long-lived assets(ix)	36
Loss on held-for-sale assets(x)	5,532
Inventory step-up recorded to cost of sales(xi)	517
Adjusted EBITDA	$9,654
(i)For the three months ended September 30, 2026, the gain on revaluation of financial instruments was driven by a gain related to the Company’s High Tide Warrant, partially offset by a loss related to the Company’s equity securities in Vitura. For the nine months ended September 30, 2026, the loss on revaluation of financial instruments was driven by a loss related to the Company’s High Tide Warrant and the Company’s equity securities in Vitura. For the three months ended September 30, 2025, the gain on revaluation of financial instruments was driven by gains related to the Company’s High Tide Warrant and its equity securities in Vitura. For the nine months ended September 30, 2025, the gain related to the High Tide Warrant was partially offset by a loss related to the Company’s equity securities in Vitura.
(ii)For the three and nine months ended September 30, 2026, transaction costs represented fees related to the acquisition of CanAdelaar B.V. and other discrete strategic initiatives. For the three and nine months ended September 30, 2025, transaction costs represented legal, financial and other advisory fees and expenses incurred in connection with the Cronos GrowCo Transaction and discrete strategic initiatives. These costs are included in general and administrative expenses on the condensed consolidated statements of net income (loss) and comprehensive income (loss).
(iii)For the nine months ended September 30, 2026, other, net related primarily to rental income. For the three and nine months ended September 30, 2025, other, net related to (gain) loss on disposal of assets and dividend income.
(iv)For the three and nine months ended September 30, 2026, restructuring costs related to IT infrastructure and finance transformation costs associated with the Realignment, as described in Note 7 “Restructuring.” For the three and nine months ended September 30, 2025, restructuring costs related to employee-related severance costs and IT infrastructure and finance transformation costs associated with the Realignment, as described in Note 7 “Restructuring.”

(v)For the three and nine months ended September 30, 2026 and 2025, share-based compensation related to the expenses of share-based compensation awarded to employees and deferred share units issued to our Board of Directors, each under the Company’s share-based award plans, as described in Note 8 “Share-based Compensation.”
(vi)For the three and nine months ended September 30, 2026 and 2025, restatement litigation costs included legal costs incurred defending shareholder class action complaints brought against the Company as a result of the 2019 restatement. In addition, the three and nine months ended September 30, 2025, include certain cost recoveries associated with previously incurred restatement litigation costs.
(vii)For the three and nine months ended September 30, 2026 and 2025, Israel Ministry of Economy and Industry dumping inquiry expense included expenditures relating to regulatory investigations and proceedings about alleged dumping of medical cannabis imports from Canada into Israel and related litigation and external relations expenses.
(viii)For the three and nine months ended September 30, 2026 and 2025, change in allowance for credit loss on non-operating loan and interest-bearing deposits related primarily to the allowance recognized on the High Tide loan receivable, as described in Note 4, “Loans Receivable, net.” The three and nine months ended September 30, 2026, also include expected credit losses on the Company’s cash equivalents, short-term investments, and non-current interest-bearing deposits.
(ix)For the three and nine months ended September 30, 2025, impairment loss on long-lived assets related to equipment no longer in use.
(x)For the three and nine months ended September 30, 2025, loss on held-for-sale assets related to a revaluation of the Cronos Fermentation Held-For-Sale Assets Group.
(xi)For the nine months ended September 30, 2025, inventory step-up recorded to cost of sales represents the portion of the inventory step-up from the Cronos GrowCo Transaction that was recorded through the condensed consolidated statements of net income (loss) and comprehensive income (loss).
For the three months ended September 30, 2026, Adjusted EBITDA was $17.1 million, representing an improvement of $11.4 million from the three months ended September 30, 2025. For the nine months ended September 30, 2026, Adjusted EBITDA was $35.2 million, representing an improvement of $25.6 million from the nine months ended September 30, 2025. For the three month comparative period, the improvement was primarily due to higher gross profit, partially offset by higher operating expenses due to higher sales and marketing and general and administrative costs. For the nine month comparative period, the improvement was primarily due to higher gross profit, partially offset by higher operating expenses due to higher sales and marketing, general and administrative, and research and development costs.
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
The following table sets forth a reconciliation of Gross profit and Gross margin, each as determined in accordance with U.S. GAAP, to Adjusted Gross Profit and Adjusted Gross Margin, respectively, for the periods indicated:

(in thousands of USD)	Three months ended September 30,		Change			Nine months ended September 30,		Change
	2026	2025	$	%		2026	2025	$	%
Net revenue	$63,450	$36,339	$27,111	75%		$161,667	$102,056	$59,611	58%

Gross profit	32,283	18,332	13,951	76%		79,887	46,570	33,317	72%
Inventory step-up recorded to cost of sales	—	—	—	N/A		—	517	(517)	N/A
Adjusted Gross Profit	$32,283	$18,332	$13,951	76%		$79,887	$47,087	$32,800	70%

Gross margin(i)	50.9%	50.4%	N/A	0.5	pp	49.4%	45.6%	N/A	3.8	pp
Adjusted Gross Margin(ii)	50.9%	50.4%	N/A	0.5	pp	49.4%	46.1%	N/A	3.3	pp
(i)Gross margin is defined as gross profit divided by net revenue.
(ii)Adjusted Gross Margin is defined as Adjusted Gross Profit divided by net revenue.
For the three months ended September 30, 2026, Adjusted Gross Profit was $32.3 million, representing an increase of $14.0 million from the three months ended September 30, 2025. For the nine months ended September 30, 2026, Adjusted Gross Profit was $79.9 million, representing an increase of $32.8 million from the nine months ended September 30, 2025. For both comparative periods, the increase was primarily due to higher average sales prices, largely driven by a mix shift to Israel and other countries, which carry no excise taxes, and higher sales volumes. Higher sales volumes led to higher net revenue and efficiencies as fixed overhead costs were spread over greater volumes.

Constant Currency
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented constant currency adjusted financial measures for net revenue, gross profit, gross profit margin, operating expenses, net income (loss) and Adjusted EBITDA for the three and nine months ended September 30, 2026, as well as cash and cash equivalents, restricted cash, short-term investment and non-current interest-bearing deposit balances as of September 30, 2026 compared to December 31, 2025, which are considered non-GAAP financial measures. We present constant currency information to provide a framework for assessing how our underlying operations performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period income statement results in currencies other than U.S. dollars are converted into U.S. dollars using the average exchange rates from the three and nine month comparative periods in 2025, rather than the actual average exchange rates in effect during the respective current period; constant currency current and prior comparative balance sheet information is translated at the prior year-end spot rate rather than the current period spot rate. All growth comparisons relate to the corresponding period in 2025. We have provided this non-GAAP financial information to aid investors in better understanding the performance of our operations. The non-GAAP financial measures presented in this Quarterly Report should not be considered as a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP. See further discussion on foreign currency risk as noted in Item 3 “Quantitative and Qualitative Disclosures About Market Risk.”

The table below sets forth certain measures of consolidated results on a constant currency basis for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 as well as cash and cash equivalents, short-term investments and non-current interest-bearing deposits as of September 30, 2026 and December 31, 2025, both on an as-reported and constant currency basis (in thousands):

	As Reported					As Adjusted for Constant Currency
	Three months ended September 30,		As Reported Change			Three months ended September 30,	Constant Currency Change
	2026	2025	$		%	2026	$		%
Net revenue	$63,450	$36,339	$27,111		75%	$62,735	$26,396		73%
Gross profit	32,283	18,332	13,951		76%	31,863	13,531		74%
Gross margin	50.9%	50.4%	N/A	0.5	pp	50.8%	N/A	0.4	pp

Operating expenses	23,257	18,835	4,422		23%	23,148	4,313		23%
Net income	17,826	28,321	(10,495)		(37)%	19,402	(8,919)		(31)%
Adjusted EBITDA	$17,076	$5,677	$11,399		201%	$16,274	$10,597		187%

	Nine months ended September 30,		As Reported Change			Nine months ended September 30,	Constant Currency Change
	2026	2025	$		%	2026	$		%
Net revenue	$161,667	$102,056	$59,611		58%	$155,031	$52,975		52%
Gross profit	79,887	46,570	33,317		72%	76,354	29,784		64%
Gross margin	49.4%	45.6%	N/A	3.8	pp	49.3%	N/A	3.7	pp

Operating expenses	65,290	56,469	8,821		16%	63,727	7,258		13%
Net income (loss)	69,200	(2,438)	71,638		N/M	69,396	71,834		N/M
Adjusted EBITDA	$35,243	$9,654	$25,589		265%	$32,306	$22,652		235%

	As of September 30,	As of December 31,	As Reported Change			As of September 30,	Constant Currency Change
	2026	2025	$		%	2026	$		%
Cash and cash equivalents	$411,191	$791,794	$(380,603)		(48)%	$413,445	$(378,349)		(48)%
Restricted cash	3,826	—	3,826		N/A	3,826	3,826		N/A
Short-term investments	329,983	40,000	289,983		725%	329,983	289,983		725%
Non-current interest-bearing deposits	95,629	—	95,629		N/A	95,629	95,629		N/A
Total cash and cash equivalents, restricted cash, short-term investments and non-current interest-bearing deposits	$840,629	$831,794	$8,835		1%	$842,883	$11,089		1%

Net revenue

	As Reported				As Adjusted for Constant Currency
	Three months ended September 30,		As Reported Change		Three months ended September 30,	Constant Currency Change
	2026	2025	$	%	2026	$	%
Cannabis flower	$47,981	$26,362	$21,619	82%	$47,028	$20,666	78%
Cannabis extracts	15,459	9,964	5,495	55%	15,697	5,733	58%
Other	10	13	(3)	(23)%	10	(3)	(23)%
Net revenue	$63,450	$36,339	$27,111	75%	$62,735	$26,396	73%

	As Reported				As Adjusted for Constant Currency
	Nine months ended September 30,		As Reported Change		Nine months ended September 30,	Constant Currency Change
	2026	2025	$	%	2026	$	%
Cannabis flower	$120,929	$74,731	$46,198	62%	$114,619	$39,888	53%
Cannabis extracts	40,690	26,932	13,758	51%	40,365	13,433	50%
Other	48	393	(345)	(88)%	47	(346)	(88)%
Net revenue	$161,667	$102,056	$59,611	58%	$155,031	$52,975	52%

	As Reported				As Adjusted for Constant Currency
	Three months ended September 30,		As Reported Change		Three months ended September 30,	Constant Currency Change
	2026	2025	$	%	2026	$	%
Canada	$35,133	$23,132	$12,001	52%	$35,906	$12,774	55%
Israel	15,088	11,353	3,735	33%	13,566	2,213	19%
Other countries	13,229	1,854	11,375	614%	13,263	11,409	615%
Net revenue	$63,450	$36,339	$27,111	75%	$62,735	$26,396	73%

	As Reported				As Adjusted for Constant Currency
	Nine months ended September 30,		As Reported Change		Nine months ended September 30,	Constant Currency Change
	2026	2025	$	%	2026	$	%
Canada	$89,194	$62,412	$26,782	43%	$88,617	$26,205	42%
Israel	44,257	29,958	14,299	48%	38,218	8,260	28%
Other countries	28,216	9,686	18,530	191%	28,196	18,510	191%
Net revenue	$161,667	$102,056	$59,611	58%	$155,031	$52,975	52%

For the three months ended September 30, 2026, net revenue on a constant currency basis was $62.7 million, representing a 73% increase from the three months ended September 30, 2025. For the nine months ended September 30, 2026, net revenue on a constant currency basis was $155.0 million, representing a 52% increase from the nine months ended September 30, 2025. On a constant currency basis, net revenue increased for the three and nine months ended September 30, 2026, primarily due to higher cannabis flower sales in Israel and other countries, specifically Germany, which carry no excise taxes, and higher cannabis flower and extract sales in the Canadian market.

Gross profit
For the three months ended September 30, 2026, gross profit on a constant currency basis was $31.9 million, representing a 74% increase from the three months ended September 30, 2025. For the nine months ended September 30, 2026, gross profit on a constant currency basis was $76.4 million, representing a 64% increase from the nine months ended September 30, 2025. On a constant currency basis, gross profit increased for the three and nine months ended September 30, 2026, primarily due to higher average sales prices, largely driven by a mix shift to Israel and other countries, specifically Germany, which carry no excise taxes, and higher sales volumes. Higher sales volumes led to higher net revenue and efficiencies as fixed overhead costs were spread over greater volumes. For the nine months ended September 30, 2025, gross profit was reduced by $0.5 million as a result of the impact of the inventory step-up from the Cronos GrowCo Transaction that was recorded into cost of sales. No such costs were recognized for the three months ended September 30, 2025 or the three and nine months ended September 30, 2026.
Operating expenses
For the three months ended September 30, 2026, operating expenses on a constant currency basis were $23.1 million, representing a 23% increase from the three months ended September 30, 2025. For the nine months ended September 30, 2026, operating expenses on a constant currency basis were $63.7 million, representing a 13% increase from the nine months ended September 30, 2025. On a constant currency basis, operating expenses increased for the three month comparative period, primarily due to higher salaries and benefits, trade marketing expenses, restatement litigation costs, professional fees, and anti-dumping costs. On a constant currency basis, operating expenses increased for the nine month comparative period, primarily due to higher salaries and benefits, trade marketing expenses, transaction costs related to the CanAdelaar acquisition, and professional fees, partially offset by the recovery of excise tax stamp penalties as well as lower anti-dumping costs. The three and nine months ended September 30, 2025, included certain cost recoveries on the Company’s previously incurred restatement litigation costs that did not recur in the current year.
Net income (loss)
For the three months ended September 30, 2026, net income on a constant currency basis was $19.4 million, representing a decrease in net income of $8.9 million from the three months ended September 30, 2025. For the nine months ended September 30, 2026, net income on a constant currency basis was $69.4 million, representing an increase in net income of $71.8 million from the nine months ended September 30, 2025. On a constant currency basis for the three month comparative period, the lower net income was primarily due to lower other income, higher operating expenses, and income tax provision compared to a benefit in the prior year, partially offset by higher gross profit. On a constant currency basis for the nine month comparative period, the improvement in net income was primarily due to higher gross profit and other income, partially offset by higher operating expenses and income tax provision compared to a benefit in the prior year period.
Adjusted EBITDA
For the three months ended September 30, 2026, Adjusted EBITDA on a constant currency basis was $16.3 million, representing a $10.6 million improvement from the three months ended September 30, 2025. For the nine months ended September 30, 2026, Adjusted EBITDA on a constant currency basis was $32.3 million, representing a $22.7 million improvement from the nine months ended September 30, 2025. For the three month comparative period, on a constant currency basis, the improvement was primarily due to higher gross profit, partially offset by higher operating expenses due to higher sales and marketing and general and administrative costs. For the nine month comparative period, on a constant currency basis, the improvement was primarily due to higher gross profit, partially offset by higher operating expenses due to higher sales and marketing, general and administrative, and research and development costs.
Cash and cash equivalents, restricted cash, short-term investments and non-current interest-bearing deposits
Cash and cash equivalents, restricted cash, short-term investments and non-current interest-bearing deposits, on a constant currency basis increased $11.1 million to $842.9 million as of September 30, 2026, from $831.8 million as of December 31, 2025. The increase in cash and cash equivalents, restricted cash, short-term investments and non-current interest-bearing deposits on a constant currency basis is primarily due to positive cash from operating activities, partially offset by repurchases of common stock, purchases of property, plant and equipment, and withholding taxes paid on share-based awards.

Liquidity and Capital Resources
As of September 30, 2026, we had $411.2 million in cash and cash equivalents, $3.8 million in restricted cash and $330.0 million in short-term investments, compared with $791.8 million in cash and cash equivalents and $40.0 million in short-term investments as of December 31, 2025. The increase in short-term investments primarily reflected the investment of available cash in guaranteed investment certificates and did not materially change our aggregate cash and cash equivalents, restricted cash and short-term investments position. Although the purchase of non-current interest-bearing deposits decreased our aggregate cash and cash equivalents and short-term investments position by $95.7 million, the Company’s total cash and cash equivalents, restricted cash, short-term investments, and non-current interest-bearing deposits increased by $8.8 million. We believe that the existing cash and cash equivalents and short-term investments will be sufficient to fund the business operations and capital expenditures over the next twelve months. The following table summarizes the cash flows from operating, investing and financing activities:

(In thousands of U.S. dollars)	Nine months ended September 30,
	2026	2025
Net cash provided by operating activities	$69,244	$14,031
Net cash used in investing activities	(395,922)	(79,341)
Net cash used in financing activities	(48,568)	(12,482)
Effect of foreign currency translation on cash and cash equivalents	(1,531)	3,157
Net change in cash and cash equivalents and restricted cash	$(376,777)	$(74,635)
Comparison of cash flows between the nine months ended September 30, 2026 and the nine months ended September 30, 2025
Operating activities
During the nine months ended September 30, 2026, we generated $69.2 million of cash from operating activities as compared to $14.0 million in the nine months ended September 30, 2025, representing an increase in cash generated of $55.2 million. This change is primarily driven by a $13.1 million increase in net income after adjusting for non-cash items, the receipt of an $18.6 million tax refund during the third quarter of 2026, and increases in accrued liabilities, accounts payable and current income taxes payable in the current period.
Investing activities
During the nine months ended September 30, 2026, we used $395.9 million of cash from investing activities, compared to $79.3 million of cash used in investing activities during the nine months ended September 30, 2025, representing a change of $316.6 million. This change was primarily driven by higher net purchases of short-term investments and the purchase of non-current interest-bearing deposits, partially offset by lower advances on loans receivable, purchases of property, plant and equipment and purchases of other investments.
Financing activities
During the nine months ended September 30, 2026, cash used in financing activities was $48.6 million, compared to $12.5 million of cash used in financing activities during the nine months ended September 30, 2025, representing an increase in cash used of $36.1 million. This change is primarily driven by higher share repurchases, partially offset by a decrease in withholding taxes paid on share-based awards compared to the nine months ended September 30, 2025.

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
In the three months ended September 30, 2026, we repurchased 3,203,846 common shares at a cost of approximately $9.4 million, inclusive of commissions and excise taxes. In the nine months ended September 30, 2026, we repurchased 15,457,716 common shares at a cost of approximately $42.3 million, inclusive of commissions and excise taxes. As of September 30, 2026, under the current repurchase plan, the Company has repurchased a total of 5,984,214 common shares at a cost of approximately $17.3 million, inclusive of commissions and excise taxes. Commissions and excise taxes do not reduce the Company’s remaining repurchase authorization. Accordingly, the Company has remaining authorization to repurchase up to $33.2 million of additional common shares, not to exceed the remaining 12,728,704 common shares authorized by the Board.
Cash Requirements
On October 15, 2026, the Company and its wholly owned subsidiary CGM B.V. completed the previously announced acquisition of CanAdelaar for a base purchase price of €57.5 million (of which, approximately €42.5 million was paid at closing), subject to closing and post-closing adjustments. As additional consideration, the Company will pay a cash earnout of 0.5 times CanAdelaar’s normalized EBITDA in 2026 and 2027, subject to the terms and conditions of the purchase agreement. For further information, see the Company’s Current Report on Form 8-K, filed on October 15, 2026.
The Company funded the cash consideration paid at closing with available cash on hand.
With the exception of the above noted items, the Company’s cash requirements have not changed significantly since the filing of the Annual Report.
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
For the three and nine months ended September 30, 2026, Cronos GrowCo repaid an aggregate C$3.4 million ($2.5 million) and C$14.8 million ($10.6 million) in principal and C$1.8 million ($1.3 million) and C$5.4 million ($3.9 million) in interest, respectively, under the terms of the GrowCo Credit Facility.
As of September 30, 2026, Cronos GrowCo had repaid an aggregate C$50.6 million ($36.6 million) and C$41.8 million ($30.4 million) in principal and interest, respectively, under the terms of the GrowCo Credit Facility.
As of September 30, 2026, the outstanding balance of the GrowCo Credit Facility was C$127.6 million ($89.7 million) and C$0.4 million ($0.3 million) remained undrawn.
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
A 10% change in the exchange rates for the Canadian dollar would have affected the carrying amount of the net assets by approximately $36.1 million and $40.5 million as of September 30, 2026 and December 31, 2025, respectively. The corresponding impact would be recorded in accumulated other comprehensive income. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains and losses could have a significant, and potentially adverse, effect on the Company’s results of operations.
During the three and nine months ended September 30, 2026, the Company had foreign currency loss on translation of $2.6 million and $43.6 million, respectively. During the three months ended September 30, 2025, the Company had foreign currency loss on translation of $26.0 million. During the nine months ended September 30, 2025, the Company had foreign currency gain on translation of $31.1 million.
Interest rate risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on the cash equivalents, short-term investments, non-current interest-bearing deposits and loans receivable, and the market value of all interest-earning assets, other than those which possess a short term to maturity. During the three and nine months ended September 30, 2026, we had interest income, net of $9.2 million and $26.9 million, respectively. During the three and nine months ended September 30, 2025, we had interest income, net of $11.7 million and $30.4 million, respectively. A 10% decrease in the interest rate in effect on September 30, 2026 would not have a material effect on the fair value of our cash equivalents, short-term investments and non-current interest-bearing deposits as the majority of the portfolio had a maturity date of nine months or less. A 10% decrease in the interest rate in effect for the three and nine months ended September 30, 2026 would have an effect of $0.9 million and $2.9 million, respectively, on interest income, net earned on our cash equivalents, short-term investments, non-current interest-bearing deposits, and loans receivable.

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2026. Based on that evaluation, management has concluded that, as of September 30, 2026, the disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.
The information set forth under Note 10(b), Contingencies, and the information regarding CanAdelaar’s regulatory and environmental proceedings under Note 15, Subsequent Events, to the Company’s condensed consolidated interim financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report is incorporated herein by reference.
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
Our acquisition of CanAdelaar exposes us to integration challenges and unresolved regulatory and environmental matters that could adversely affect its operations and the anticipated benefits of the acquisition.
On October 15, 2026, we completed the acquisition of CanAdelaar, a licensed cannabis producer participating in the Dutch Controlled Cannabis Supply Chain Experiment (the “Wietexperiment”). The integration of CanAdelaar’s operations, personnel, technology and compliance systems may require greater resources than anticipated, divert management attention and result in unanticipated costs or liabilities. We may not realize the anticipated benefits of the acquisition. The transaction’s contingent consideration arrangements may require additional cash payments based on CanAdelaar’s operating performance, reducing funds available for other purposes.
At closing, we waived the condition relating to the final, non-appealable decision from the Minister of Health, Welfare, and Sport concerning the Bibob review, a background check conducted by Dutch authorities, and related advice of the National Bibob Office, which remained outstanding. An adverse outcome, including revocation of CanAdelaar’s designation under the Wietexperiment or the imposition of additional conditions or restrictions, could affect CanAdelaar’s regulatory authorizations or ability to continue operating or otherwise could require CanAdelaar to make costly changes in the way it operates and could materially reduce the value of our investment.
CanAdelaar is also subject to a proposed penalty notice issued by DCMR Environmental Service Rijnmond relating to alleged odor nuisance, the amount of which was deducted from the estimated initial purchase price payable at closing, subject to adjustment based on any final penalty imposed. The final outcome remains uncertain, and the purchase-price adjustment may not fully protect us against related compliance costs, operational disruption, reputational impacts or other adverse consequences.

CanAdelaar operates under a newly established, experimental and highly regulated framework. Changes to applicable requirements, changes to consumer preferences or behavior in the market, difficulties maintaining compliance or modification, suspension or termination or non-extension of the Wietexperiment could disrupt operations, increase costs or prevent us from realizing the anticipated benefits of the acquisition. These matters, individually or together, could materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 30, 2026 was as follows (in thousands, except share and per share amounts):

Period	Total number of shares purchased	Weighted average price per share	Total number of shares purchased as part of publicly announced repurchase plan(i)	Approximate dollar value of shares that may yet be purchased on repurchase plan(i)	Approximate shares that may yet be purchased on repurchase plan
July 1, 2026 to July 31, 2026	2,183,510	$2.80	2,183,510	$36,304	13,749,040
August 1, 2026 to August 31, 2026	482,456	2.80	482,456	34,954	13,266,584
September 1, 2026 to September 30, 2026	537,880	3.23	537,880	33,215	12,728,704
	3,203,846		3,203,846
(i)On May 7, 2025, the Company was authorized by the Board to purchase up to $50.0 million of the Company’s common shares under a share repurchase program announced on May 8, 2025, which commenced on May 14, 2025 and expired on May 13, 2026. On May 8, 2026, the Company was authorized by the Board to purchase up to $50.0 million of the Company’s common shares under a new share repurchase program that commenced on May 14, 2026. During the three months ended September 30, 2026, the Company repurchased 3,203,846 common shares for an aggregate price of $9.4 million, including $0.2 million of excise taxes. The remaining dollar value and maximum number of shares shown for September 30, 2026 relate solely to the current share repurchase program. The current repurchase program is expected to expire on May 13, 2027, unless earlier terminated.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2026, no directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
Certain of our officers or directors have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.
The exhibits listed in the Exhibit Index immediately below are filed as part of this Quarterly Report, which Exhibit Index is incorporated by reference herein.

Exhibit Number	Exhibit Index
2.1
Second Agreement to Amend the Share Purchase Agreement, dated as of September 8, 2026, by and among Cronos Group Inc., CGM B.V., “Ring” International Holding AG and Landewyck Tobacco S.A. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Cronos Group Inc., filed on September 11, 2026).

2.2
Addendum, dated October 15, 2026, to the Share Purchase Agreement, dated as of December 9, 2025 (as amended on May 8, 2026 and September 8, 2026), by and among Cronos Group Inc., CGM B.V., “Ring” International Holding AG and Landewyck Tobacco S.A. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Cronos Group Inc., filed on October 15, 2026).

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
November 5, 2026

	By:	/s/ Jared Kenost
Jared Kenost Vice President, Controller and Principal Accounting Officer
November 5, 2026